Form 10-K
period 2009-12-31
Thompson Creek Metals CO Inc.
filed 2010-02-25
CIK 1415020

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33783

THOMPSON CREEK METALS COMPANY INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	98-0583591 (I.R.S. Employer Identification No.)
26 West Dry Creek Circle, Suite 810, Littleton, CO (Address of principal executive offices)	80120 (Zip code)

(303) 761-8801
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock	New York Stock Exchange Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

          As of February 23, 2010, there were of record 139,566,091 shares of Common Stock, no par value, outstanding.

          The aggregate market value of the shares of Common Stock (based upon the closing price on such date as reported on the New York Stock Exchange—Composite Transactions) of the registrant held by non affiliates was approximately $1,860.8 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2010 Annual and Special Meeting of Stockholders

Thompson Creek Metals Company Inc.

INDEX TO FORM 10-K

PART I	3
Item 1. and 2. Business and Properties	3
Item 1A. Risk factors	27
Item 1B. Unresolved Staff Comments	39
Item 3. Legal proceedings	39
Item 4. Submission of Matters to a Vote of Security Holders	39
Item 4A. Executive Officers of Registrant	40
PART II	42
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	42
Item 6. Selected Financial Data	44
Item 7. and 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	46
Item 8. Financial Statements and Supplementary Data	83
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	126
Item 9A. Controls and Procedures	126
Item 9B. Other Information	129
PART III	129
Item 10, 11, 12, 13 and 14	129
PART IV	129
Item 15. Exhibits, Financial Statement Schedules	129

PART I

ITEMS 1. AND 2.    BUSINESS AND PROPERTIES

        In January 2010, Thompson Creek Metals Company Inc. ("Thompson Creek" or the "Corporation") commenced filing annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission ("SEC"). You may read and copy any document the Corporation files at the SEC's Public Reference Room at 100 F Street, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Thompson Creek) file electronically with the SEC. The SEC's web-site is www.sec.gov. Prior to December 31, 2009, commencing with its initial Registration Statement on Form 40-F filed on October 30, 2007, Thompson Creek filed its continuous disclosure documents with the SEC as a foreign private issuer, including its Annual Report on Form 40-F and other disclosure documents under Form 6-K.

        Thompson Creek's internet address is www.thompsoncreekmetals.com. Commencing with the Form 8-K dated January 28, 2010, the Corporation has made available free of charge on this internet address our annual, quarterly and current reports, as soon as reasonably practical after the Corporation electronically files such material with, or furnish it to, the SEC. The web page includes the Corporate Governance guidelines and the charters of the Corporation's most significant Committees of the Board of Directors. However, the information found on the Corporation's website is not part of this or any other report. This Annual Report on Form 10-K contains references to United States dollars and Canadian dollars. All dollar amounts referenced, unless otherwise indicated, are expressed in United States ("US") dollars and Canadian dollars are referred to as ("Canadian dollars" or "C$").

CAUTIONARY STATEMENT

        This Annual Report on Form 10-K contains "forward-looking information" which may include, but is not limited to, statements with respect to the future financial or operating performance of the Corporation, its subsidiaries and its projects, the future price of molybdenum, currency fluctuations, energy price fluctuations, the estimation of mineral reserves and resources, the realization of mineral reserve estimates, the timing and amount of estimated future production, costs of production, capital, operating and exploration expenditures, costs and timing of the development of new deposits, costs and timing of future exploration, requirements for additional capital, government regulation of mining operations, environmental risks, reclamation expenses, title disputes or claims and limitations of insurance coverage. Often, but not always, forward-looking statements can be identified by the use of words such as "plans", "expects", "is expected", "budget", "scheduled", "estimates", "forecasts", "intends", "anticipates", or "believes" or variations (including negative variations) of such words and phrases, or state that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Corporation and/or its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others, risks related to general business, economic, competitive, political and social uncertainties including the current global recessionary economic conditions, the associated low molybdenum prices and the levels of disruption and continuing illiquidity in the credit markets; risks related to foreign currency fluctuations; risks related to the volatility of the Corporation's share price; changes in environmental regulation; the actual results of current exploration activities; actual results of reclamation activities; conclusions of economic evaluations; changes in project parameters as plans continue to be refined; possible variations of ore grade or recovery rates; impurities and toxic substances in the mined material, failure of plant, equipment or processes to operate as anticipated; the age of the Langeloth Facility; structural integrity and old equipment at the Endako Mine; accidents, labor disputes and other risks of the mining industry; access to skilled labor; relations with employees; dependence upon key management personnel and executives; political instability, insurrection or war; disruption of transportation services; increased transportation costs and delays in obtaining governmental permits and approvals, or financing or in the completion of development or construction activities, as well as those factors discussed in the section entitled "Risk Factors" in this Annual Report on Form 10-K. Although the Corporation has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results to differ from those anticipated, estimated or intended. Forward-looking statements contained herein are made as of the date of this Annual Report on Form 10-K and the Corporation disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or results or otherwise. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements.

GENERAL

        Thompson Creek is one of the world's largest primary molybdenum mining producers, with operations in North America, accounting for approximately 5% of the world's annual molybdenum output and 10% of the world's molybdenum roasting capacity. Thompson Creek has vertically integrated mining, milling, processing and marketing operations in Canada and the US. The Corporation's operations include the Thompson Creek producing open-pit molybdenum mine and concentrator (the "Thompson Creek Mine") in Idaho, the Langeloth metallurgical facility (the "Langeloth Facility") in Pennsylvania and a 75% joint venture interest in the Endako producing open-pit molybdenum mine, concentrator and roaster (the "Endako Mine") in British Columbia. In addition, the Corporation has two underground molybdenum exploration projects comprised of an option to acquire up to 75% of the Mount Emmons molybdenum property ("Mount Emmons Project"), located in Colorado, and the Davidson molybdenum property ("Davidson Project"), located in British Columbia. Thompson Creek continues to evaluate potential acquisitions of other mining properties or interests in such properties from time to time. There is no assurance that any such activities will result in the completion of an acquisition.

        Among Thompson Creek's principal assets are its molybdenum ore reserves. At December 31, 2009, consolidated recoverable proven and probable ore reserves totaled 556.0 million pounds of contained molybdenum, with 48% of these reserves from the Thompson Creek Mine in the US in the State of Idaho, and 52% from its 75% joint venture interest in the Endako Mine in British Columbia, Canada (refer to "Summary of Ore Reserves and Mineralized Material" below).

        Thompson Creek's total revenues for 2009 were $373 million, which represented the sale of 32 million pounds of molybdenum (27 million pounds were from production from the mines and 5 million pounds were from third party product that was purchased, processed and resold). Consolidated 2009 production from Thompson Creek's mines was 26 million pounds of molybdenum at an average cash cost of $5.84. For additional information, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Thompson Creek operates the Langeloth Facility located near Pittsburgh, Pennsylvania. Almost all of the molybdenum concentrate produced at the Thompson Creek Mine is shipped to the Langeloth Facility. The Langeloth Facility provides Thompson Creek the advantage of controlling the processing of all of its own molybdenum, from the mine to the customer. In addition, molybdenum product is also tolled for third parties or purchased from third parties for processing at the Langeloth Facility. The tolling and purchases are made primarily to improve operating efficiency at the Langeloth facility.

        In addition to Thompson Creek's operating mines, there are two underground molybdenum exploration projects consisting of the Mount Emmons Project and the Davidson Project. The Mount Emmons Project is believed to be one of the largest, highest-grade undeveloped molybdenum deposits in the world, with significant historic molybdenum mineralization. The deposit is located beneath the surface of Mount Emmons, which is in Gunnison County three miles northwest of Crested Butte, Colorado. Thompson Creek obtained an option in August 2008 to earn an interest of up to 75% of the Mount Emmons property. The option permits Thompson Creek to earn ownership in the property by spending money to develop the property over a period of up to 10 years.

        The Davidson Project, acquired in 2005, is an underground molybdenum deposit that we believe has significant molybdenum mineralization, situated six miles from Smithers, British Columbia. Thompson Creek has been developing this project since its acquisition in 2005. In March 2008, a positive feasibility study was completed. Synergies identified at that time were to truck Davidson Project ore to the Endako Mine for milling and roasting, eliminating the need for these facilities at the Davidson Project. Given the sudden downturn in the economy and sharp decline in molybdenum prices during the fourth quarter of 2008, management decided to postpone the development of the Davidson Project. Thompson Creek is currently conducting an internal re-evaluation of the Davidson Project regarding various operating alternatives and related economic analysis.

        For information about the Corporation's operating segments and financial data by geographic area refer to the Consolidated Financial Statement in Item 8—Note 21—"Segment Information".

THOMPSON CREEK HISTORY

        On October 26, 2006, the Corporation completed its acquisition (the "Thompson Creek Acquisition") of Thompson Creek Metals Company USA ("Thompson Creek USA"). The purchase price for the acquisition consisted of $575 million paid on closing, $61.5 million paid subsequent to the collection of certain receivables and a $100 million contingent payment that was paid in January 2008, with an additional contingent payment of up to $25 million that was based on future average molybdenum target price which was not met and no payment was required to be paid.

        The Corporation funded the Thompson Creek Acquisition and related transaction costs through a $203 million public equity offering, a $35 million equity sale to one of the vendors of Thompson Creek USA, a $402 million term debt facility (the "Term Loan") and a $25 million revolving line of credit. The Term Loan was repaid in full in June 2008. The revolving line of credit was voluntarily terminated by the Corporation effective February 2, 2010. The assets acquired by the Corporation include the Thompson Creek Mine, a 75% interest in the Endako Mine, and the Langeloth Facility.

        On June 5, 2008, the Corporation completed an equity financing for aggregate gross proceeds of C$215 million issuing 10 million common shares at a price of C$21.50 per share. The Corporation used the net proceeds of the financing, together with cash on hand, to repay the Term Loan in full. On June 27, 2008, the Corporation completed the sale of an additional 914,700 common shares at C$21.50 per share following the exercise of the underwriters' over-allotment option granted in connection with the equity financing for additional gross proceeds of approximately C$19 million.

        On September 16, 2009, the Corporation completed an equity financing for aggregate gross proceeds of C$217 million issuing 15.5 million common shares of the Corporation at a price of C$14.00 per share. The Corporation intends to use the net proceeds from the offering for development and expansion of existing mining assets, exploration activities, acquisitions, working capital and general corporate purposes.

        The following map sets forth the locations of our mines, development projects and metallurgical facility.

        Thompson Creek is a corporation governed by the Business Corporations Act (British Columbia) ("BCBCA"). The Corporation was continued under the BCBCA effective July 29, 2008. The Corporation's executive office is located at 26 West Dry Creek Circle, Suite 810, Littleton, Colorado, U.S.A. 80120. The Corporation's registered and records office is 355 Burrard Street Suite 1900, Vancouver, British Columbia, Canada V6C 2G8. The Corporation also has an office located at 401 Bay Street, Suite 2010, P.O. Box 118, Toronto, Ontario, Canada M5H 2Y4.

        The chart below shows Thompson Creek's principal subsidiaries (collectively, the "Subsidiaries") as of December 31, 2009 together with the governing law of each company and the percentage of voting securities beneficially owned or over which control or direction is exercised by Thompson Creek, as well as Thompson Creek's principal mineral properties.

MOLYBDENUM

        Thompson Creek produces primary molybdenum products. The products produced cover most of the range of molybdenum products including pure oxide, molybdic oxide, powder and briquettes, ferromolybdenum, and high performance molybdenum disulfide. Molybdenum's most common mineral form is MoS2 which is mined as a primary ore or a secondary mineral in copper mining. Approximately 75% of molybdenum is used as an alloy in steels especially where high-strength, temperature resistant or corrosive resistant properties are sought. The addition of molybdenum enhances the strength, toughness, and wear or corrosion resistance of alloys. Molybdenum is used in major industries including transportation, process equipment manufacturing, oil well drilling and the manufacturing of petroleum and gas pipelines. Molybdenum metal and superalloys are used in applications which require materials with high melting points, high-temperature structural strength and corrosion resistance. Such applications include industrial furnaces, lighting components, aircraft and stationary turbine engines. The molybdenum chemicals produced are used as catalysts, lubricants, flame-retardants, corrosion inhibitors and pigments. One catalyst which is growing in importance is used in the de-sulphurization and de-metallization of crude oils as they are being refined.

        Molybdenum is a key alloying element in steel and the raw material for several chemical-grade products used in catalysts, lubrication, smoke suppression, corrosion inhibition and pigmentation. Molybdenum as a high-purity metal is also used in electronics such as flat-panel displays, heat sinks, and wiring. First end-user segments for molybdenum include:

  Construction steel 35%
  Stainless steel 25%
  Chemicals 14%
  Tool and high-speed steel 9%
  Cast iron 6%
  Molybdenum metal 6%
  Super alloys 5%

SALES AND PRODUCTS

        The world market for molybdenum production and consumption was approximately 450 to 470 million pounds in 2008 declining in 2009 to approximately 420 million pounds as a result of the economic recession. Over the same period, the average price of molybdenum fell from $28.42 per pound in 2008 to $11.03 per pound in 2009.

        Thompson Creek has entered into a distributorship and sales agreement appointing an arm's length third party as the distributor of up to 20% of all molybdenum produced from the Thompson Creek Mine in any country in Asia and Oceania for a period of ten years, commencing on January 1, 2007. Thompson Creek has many different customers and the remainder of its sales are through bill of sales, contracts or sales by agents.

        In September 2005, Thompson Creek entered into a sales agreement with respect to the Thompson Creek Mine which took effect on January 1, 2008, pursuant which Thompson Creek agreed to a maximum of four million pounds of technical grade molybdic oxide from Phase 6 of Thompson Creek Mine (the "Product"), with a cap of one million pounds a year, at a price of not less than $4.50 and no more than $7.50 per pound of molybdenum derived from the Product. Also in September 2005, Thompson Creek agreed with the same party to sell the balance between 10% of Phase 6 production and the four million pounds, estimated to be another four million pounds of molybdenum, at prices to be determined at approximately a 10% discount to the market price of molybdenum at the time of shipment with a minimum price of $4.50 per pound of molybdenum. This agreement took effect in early 2007.

        Production from the Endako Mine is sold primarily under annual supply contracts with consumers who are steel, chemical and petroleum catalyst manufacturers. These annual contracts typically have quantities with fixed purchase volumes, with the sales price established by negotiated terms and conditions, referencing published molybdenum prices in various metal trade publications at or near the date of the molybdenum sale. Some of the molybdenum is sold on a spot sales basis, based upon negotiated prices. A small amount of sales is also completed on the basis of long-term, multi-year sales contracts.

        The Endako Mine is a fully integrated producer with the majority of its finished molybdenum produced from material mined, milled and roasted to saleable molybdenum trioxide on site. In addition, a certain quantity of third party concentrates is purchased under negotiated arm's length contracts and purchase agreements.

        Reference prices for molybdenum are available in several publications, including Platts Metals Week, Ryan's Notes and Metal Bulletin. Molybdenum futures commenced trading on the London Metal Exchange on February 22, 2010.

        The table below shows the high, low and average prices quoted in Platts Metals Week for molybdenum for the last 15 years.

	Molybdenum (Dealer Oxide Platt's Metals Week)
Year	High	Low	Average
1995	$16.50	$4.25	$8.08
1996	5.25	3.13	3.79
1997	4.75	3.59	4.31
1998	4.48	2.10	3.42
1999	2.80	2.52	2.66
2000	2.92	2.19	2.56
2001	2.58	2.19	2.35
2002	8.30	2.40	3.76
2003	7.60	3.28	5.29
2004	33.25	7.20	16.20
2005	40.00	24.00	31.98
2006	28.40	20.50	24.75
2007	34.25	24.30	30.00
2008	34.00	8.25	28.94
2009-1st Q	9.75	8.00	8.91
2009-2nd Q	10.80	7.70	9.20
2009-3rd Q	18.30	10.60	14.68
2009-4th Q	13.50	10.60	11.53
2009	18.30	7.70	11.08

        The prices quoted in Platts Metals Week for the week of February 22, 2010 were $17.00 (high), $16.50 (low) and $16.75 (average) per pound of molybdenum for drummed oxide.

Molybdenum Products and Uses

MINE
ORE
MILLING
WASTE
TAILINGS
HIGH-PURITY MOLYBDENUM DISULFIDE
MOLYBDENUM DISULFIDE CONCENTRATE
LUBRICATING OIL & GREASE ADDITIVES
ROASTING
TECHNICAL GRADE MOLYBDENUM OXIDE
SUBLIMATION
FERRO-MOLYBDENUM REDUCTION
CHEMICAL MANUFACTURING
PURE OXIDE
OXIDE POWDER, BRIQUETTES
FERRO-MOLYBDENUM
AMMONIUM MOLYBDATES
SODIUM MOLYBDATES
OTHER, CARBIDES, SILICIDES
CATALYSTS
PETRO-CHEMICAL
STAINLESS STEEL
ALLOY STEEL
TOOL & HIGH SPEED STEEL
CAST IRONS
FOUNDRIES & STEEL MILLS
CATALYSTS
PETRO-CHEMICAL
CORROSION INHIBITORS
AGRICULTURE MICRONUTRIENTS
PIGMENTS
SURFACE COATINGS
HEALTH MICRONUTRIENTS
CERAMICS
NANO-MATERIALS
REDUCTION
SMOKE SUPPRESSANTS
PIGMENTS
MO METAL
CALCINING
PURE OXIDE
SUPERALLOYS
LIGHTING PRODUCTS
ELECTRONICS
MOLYBDENUM METAL PRODUCTS
HIGH-TEMPERATURE APPLICATIONS
THOMPSON CREEK OPERATIONS
OTHER

SUMMARY OF ORE RESERVES AND MINERALIZED MATERIAL

        The following table sets forth the estimated Ore Reserves for the Thompson Creek Mine and the Endako Mine as of December 31, 2009:

Proven and Probable Ore Reserves at December 31, 2009(3)(4)

Mine	Category	Tons	Molybdenum Grade	Contained Molybdenum
		(millions)	(%)	(millions of pounds)
Thompson Creek Mine(1)(3)	Proven - Mine	86.4	0.092	158.9
	Proven - Stockpiles	2.2	0.116	5.2
	Probable	71.8	0.065	102.3

	Proven + Probable	160.4	0.083	266.4
Endako Mine(2)(3)	Proven - Mine	98.1	0.049	95.5
	Proven - Stockpile	29.1	0.047	27.4
	Probable	181.6	0.046	166.7

	Proven + Probable	308.8	0.047	289.5
Total	Proven			287.0
	Probable			269.0

	Proven + Probable			556.0

(1)
The Ore Reserve estimates for the Thompson Creek Mine set out in the table above have been prepared by Thompson Creek mine staff under the supervision of Scott Montelius, Mine Manager of the Thompson Creek Mine using a cut-off grade of 0.03% Mo. The tonnage factor is 12.98 cubic feet per ton and the stripping ratio is approximately 2.2:1.

(2)
The Ore Reserve estimates for the Endako Mine set out in the table above have been prepared by Endako mine staff under the supervision of Bob Jedrzejczak, Mine Superintendent, Endako Mine using a cut-off grade of 0.02%. Thompson Creek owns 75% of the Endako Mine.

(3)
The Ore Reserves at both the Thompson Creek Mine and the Endako Mine were estimated using an average long-term molybdenum price of $10.00 per pound.

(4)
Numbers may not add up due to rounding.

        The following table sets forth the estimated Mineralized Material for the Thompson Creek Mine and the Endako Mine as of December 31, 2009:

Mineralized Material(3)(4)

Mine	Tons	Molybdenum Grade
	(millions)	(%)
Thompson Creek Mine(1)	161.8	0.052
Endako Mine(2)	209.6	0.031

(1)
The estimates of Mineralized Material for the Thompson Creek Mine at December 31, 2009, set out in the table above, have been prepared by Thompson Creek mine staff under the supervision of Scott Montelius, Mine Manager of the Thompson Creek Mine using a cut-off grade of 0.03% Mo.

(2)
The estimates of mineralized material for the Endako Mine set out in the table above have been prepared by Endako mine staff under the supervision of Bob Jedrzejczak, Endako Mine Superintendent. The Mineralized Material was estimated using a cut-off grade of 0.02% Mo. The Corporation owns a 75% joint venture interest in the Endako Mine.

(3)
Mineralized Material excludes Ore Reserves.

(4)
Numbers may not add up due to rounding.

        For production planning purposes the Corporation's management uses price assumptions which are intended to approximate average prices over the long term. Pursuant to SEC guidance, the mineral reserve estimates in this report are calculated using an assumed molybdenum price of $10.00, considerably below the average metals prices over the most recent three years. The three-year average metals price at December 31, 2009, calculated according to Platts Metals Week was $23.32.

        The persons responsible for ore reserve calculations are as follows:

Thompson Creek Mine:
Scott Montelius, Mine Manager
Michael Harvie, Chief Engineer
Robert Clifford, Mine Engineer

Endako Mine:
Bob Jedrzejczak, Mine Superintendent
Shane Flynn, Chief Mine Engineer

        Under SEC Industry Guide 7, ore reserves are those estimated quantities of proven and probable material that may be economically mined and processed for extraction of their mineral content, at the time of the reserve determination.

        The term "Proven Ore Reserve" (measured) reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed samplings; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

        The term "Probable Ore Reserve" (indicated) reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

        The term "Mineralized Material" is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until legal and economic feasibility are concluded based upon a comprehensive evaluation of unit costs, grade, recoveries and other material factors.

        The Corporation's proven and probable ore reserves are based on engineering evaluations of assay values derived from the sampling of drill holes and other openings. The Corporation believes that the samplings taken are spaced at intervals sufficiently close enough and the geological characteristics of the deposits are sufficiently well defined to render the estimates reliable. The ore reserves include assessments of the resource, mining and metallurgy, as well as economic, marketing, legal, environmental, governmental, social and other necessary considerations.

        Investors are cautioned not to assume that all or any part of Mineralized Material will ever be converted into Ore Reserves.

 OPERATIONS

SUMMARY OPERATING DATA

        The following table sets out certain operating data underlying the Corporation's operating information for each of the periods indicated.

	Years Ended December 31,
	2009	2008	2007	2006(1)	2005
Mined (000's ore tons)
Thompson Creek Mine	7,174	11,860	7,340	1,455	—
Endako Mine 75%	8,226	11,039	8,266	991	—

Total Mined	15,400	22,899	15,606	2,446	—

Milled (000's tons)
Thompson Creek Mined Material	7,591	10,063	8,870	1,244	—
Endako Mine 75%	8,068	8,902	8,109	973	—

Total Milled	15,659	18,965	16,979	2,217	—

(1)
Represents production from October 26, 2006, the date that the Corporation was formed.

        The following table sets out production from each of the Corporation's two mines as well as other information relating to the operations at the Langeloth Facility.

	Years Ended December 31,
	2009	2008	2007	2006(1)	2005
Mined (000's lb)
Thompson Creek Mine	17,813	16,765	9,269	2,473	—
Endako Mine 75%	7,447	9,280	7,097	1,373	—

Total Mined Production(2)	25,260	26,045	16,366	3,846	—

Processed (000's lb)
Langeloth Facility:
Purchased Material	4,683	10,681	11,492	1,463	—
Toll Roasted Molybdenum	3,841	5,262	13,070	1,999	—
Roasted Metal Products Processed	10,030	23,170	27,698	5,682	—

(1)
Represents production from October 26, 2006, the date that the Corporation was formed.

(2)
Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide from the Corporation's share of the production from the mines; excludes molybdenum processed from tolled and purchased products.

  PROPERTIES NET BOOK VALUE

        At December 31, 2009, net book values of the Corporation's properties are as follows (US$ millions):

Thompson Creek Mine	$167.1
Endako	345.3
Langeloth Metallurgical Plant	88.8
Mount Emmons Project	—
Davidson Project	0.3
Corporate and other	4.2

TOTAL	$605.7

THOMPSON CREEK MINE

        The Thompson Creek Mine operates an open pit molybdenum mine and concentrator near Challis in the State of Idaho (in the US). The operation consists of an open pit mine, ore crusher and conveyer system, mill and concentrator, tailings and containment dam and support facilities. Open pit mining began in 1983. Material mined from the Thompson Creek Mine is treated at a processing plant on site and concentrate material is transferred to the Langeloth Facility.

Property Description and Location

        The Thompson Creek Mine is located approximately 30 miles southwest of the town of Challis, Idaho. The site contains a mill, an open pit, support buildings, maintenance facilities, offices, and an assay laboratory.

        Thompson Creek controls a block of contiguous mineral claims that include 1,401 patented and unpatented mineral claims and mill site claims comprising approximately 16,000 acres. The area of occupation is approximately 35 square miles of land, or 22,500 acres, and includes the open pit and concentrator, as well as the tailings and waste dumps. All current ore reserves are located on patented mining claims and are not expected to be subject to any U.S. Federal government royalties that may be enacted in the future. Maintenance buildings are located on private land. Approximately 40% of the mineral claims are located within the Challis National Forest, with the remaining 60% located within the perimeter of Bureau of Land Management ("BLM") land. Ongoing obligations to maintain title to the Thompson Creek Mine property are approximately $155,000 per year. Title to all property is current and up-to-date. Local taxes levied on the mine and mill site, as well as the Thompson Creek Mine property in the City of Challis, Squaw Creek land, Thompson Creek land, Challis agricultural land and right of way and easements amount to approximately $262,000 per year. There are no royalties or other encumbrances on the Thompson Creek Mine property.

        The molybdenum concentrate produced at the Thompson Creek Mine is transported to the Langeloth Facility in Langeloth, Pennsylvania which is owned and operated by Thompson Creek. The Langeloth Facility is a metallurgical facility which produces molybdenum trioxide, ferro molybdenum ("FeMo") products and other specialty products. The Langeloth Facility also processes non-molybdenum catalysts for various customers, primarily in the food industry.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

        The Thompson Creek Mine is accessible by scheduled air carrier into Idaho Falls, Sun Valley and Boise. Car access to the mine is available by highway and gravel roads from these cities.

        The mean annual temperature for the area is 7.4 degrees Celsius or 45.3 degrees Fahrenheit. Average temperature in July, the warmest month, is 20.3 degrees Celsius or 68.5 degrees Fahrenheit and average temperature in January, the coldest month, is minus 5.6 degrees Celsius or 21.9 degrees Fahrenheit. The average annual precipitation is 7.7 inches.

        The Thompson Creek Mine is located in rugged mountainous terrain at elevations ranging from 6,000 to 8,500 feet above sea level. Various species of soft wood trees are found in the area.

        Currently on site, there is a concentrator with a design capacity of 25,000 tons per day, crushing facilities, dry facilities, various offices, two rock dumps with sediment dams, a tailings management facility and the Thompson Creek open pit. The site is serviced by a well-maintained gravel road. Electric power is provided to the site by the Bonneville Power Administration through a 24.7 mile 230 kV power line to the South Butte Substation, then by a 2.6 mile 69 kV line to the mill site. Both of these lines are owned by Thompson Creek. The infrastructure at the Thompson Creek Mine includes a five mile access road, an administrative building, a warehouse, a dry, an infirmary, a laboratory, a main garage and repair shops. Fresh water for the Thompson Creek Mine is pumped from the Salmon River.

Mining and Processing Operations

        Conventional open pit mining methods are used at the Thompson Creek Mine. Cable shovels load the blasted material into trucks and, depending on grade, the material is hauled either to the waste dumps, the crusher, or to the stockpile. A crusher is located adjacent to the pit; crushed rock is conveyed 7,000 feet to the concentrator.

        The Thompson Creek Mine concentrator produces molybdenite (MoS2) concentrate, most of which is shipped to the Langeloth Facility by truck for further processing. Ore is crushed and then ground in a closed-circuit semi-autogenous grinding ("SAG") mill-ball plant. A rougher concentrate is removed and sent for regrinding. The material is then sent through column cleaner flotation cells and screened. Screen undersize is leached to remove lead, copper, and uranium. The screen oversize and leached products are then packaged and shipped.

        The life of mine plan for the Thompson Creek Mine currently includes Phase 6, 7, and 8 (8E and 8W) open pit pushbacks. The plan, from January 1, 2010 until mid-2025, contemplates mining and processing a total of 160.4 million tons of proven and probable mineral reserves at 0.083% Mo. The average strip ratio is 2.2:1.

Mineral Processing

        The Thompson Creek Mine concentrator produces MoS2 concentrate, most of which is shipped to the Langeloth Facility to be roasted into molybdenum oxide. The gyratory crusher discharge is stored in a coarse ore stockpile. The concentrator began operations in 1983 and has been well maintained. It had an original design capacity of 25,000 tons per day. The planned daily plant throughput for 2010 is 28,500 tons per day.

        The material is withdrawn from the stockpile by two parallel lines of apron feeders to two grinding circuits consisting of a SAG mill and a ball mill.

        The SAG mill operates in open circuit while the ball mill operates in closed circuit with cyclones. The SAG and ball mill discharges are pumped together to the cyclones. The cyclone underflow is recycled to the ball mill and the overflow feeds two parallel banks of rougher-scavenger flotation cells. The rougher-scavenger concentrate is pumped to the first regrind ball mill and the tailings are pumped to the tailings pond. Seasonal conditions permitting, for six months of the year, the tailings are floated to remove the pyrite as a concentrate. The pyrite concentrate is pumped to sub-aqueous deposition in the tailings pond to avoid oxidation and acid generation.

        The rougher concentrate is reground in a ball mill operating in closed circuit with cyclones. The cyclone underflow is recycled to the mill and the overflow feeds the first cleaner and cleaner-scavenger flotation stage. The first cleaner concentrate is upgraded in the second and third cleaner flotation columns. The first cleaner-scavenger concentrate is recycled to the regrind ball mill and the tailings are discharged with the rougher scavenger tailings. The third column cleaner concentrate is screened as a first step to producing different grades of molybdenum. The screen oversize is processed into a high grade product while the undersize is processed through a leaching circuit to produce material that meets specifications for roasting. The screen oversize is reground in a ball mill operating in closed circuit with cyclones. The cyclone underflow is recycled to the regrind mill. The cyclone overflow is upgraded through one stage of column flotation. The concentrate is filtered, dried then dry ground in a jet mill to produce a fine product or further ground in a pancake mill to produce the superfine product. The products are packaged in drums. The screen undersize is dewatered in a thickener then batch leached in a hot ferric chloride circuit at 85 degrees Celsius for three hours to remove lead, copper and uranium. The leach slurry is filtered in filter presses. The filter cake is dried then bagged, while the filtrate is neutralized then discarded as tailings. Off-gases from the dryers are scrubbed in wet scrubbers prior to discharging to atmosphere.

        The availability of the mill has been high. The mill operation was reduced to 10 day on / 4 day off operation at the end of February 2009, to adjust to market demands. Effective September 2009, the mill schedule changed to a schedule of eleven days on, three days off, and, effective January 1, 2010, the mill operating schedule returned to a full seven day, twenty-four hour schedule. For 2008, the mill operated on a full seven day schedule. In late April 2007, the mill operating schedule increased to a full seven day schedule, up from a previous schedule of five days per week.

Recoverability

        Over the last two years, the average recovery in the Thompson Creek Mine concentrator varied from 53.6% in August 2007 to 93.3% in December 2008. The 2007 average recovery was 82.1%, while in 2008 it was 87.4% and in 2009 was 90.4%. Much of this variation in recovery can be attributed to feed grade variations, which ranged from 0.033% Mo to 0.171% Mo over the period, and the amount of oxidized low grade material reclaimed from stockpiles during that period, which compromised recovery. Lower grade material is no longer being blended with higher grade ore.

History

        The Thompson Creek Mine deposit was discovered in 1968. Construction started in 1981, with full production beginning in 1983 and continuing until 1992. In 1993, Thompson Creek purchased the mine and resumed operations in 1994, which have continued to the present.

Geology

        The Thompson Creek porphyry molybdenum deposit is located near the suture of two geologic provinces: continental, arc-related intrusive rocks of the late Cretaceous Idaho Batholith are exposed to the west of the mine, while complexly deformed Palaeozoic metasedimentary rocks are dominant to the east.

        The Idaho Batholith is a multi-phase, long-lived intrusion with a granitic to granodioritic composition. It is derived from extensive melting of the continental crust during subduction of the Farallon oceanic plate beneath the palaeo-North American plate. In western Idaho, the Batholith is separated by outcrops of significantly older metasedimentary rocks (such as the Middle Proterozoic Belt Supergroup).

        Palaeozoic metasedimentary rocks form the wall-rock to portions of the Thompson Creek Mine deposit. Geologically, these sediments are believed to represent geosynclinal, clastic-dominated units that are similar in age and style to those exposed in central Nevada. Syngenetic stratiform base-metal mineralization is locally developed in some of these Palaeozoic units.

        Much of the pre-Tertiary geology in both provinces is obscured by a thick, unconformable deposit of Eocene Challis volcanic rocks. Hot-spring waters flowing into the Salmon River are relicts of this volcanic episode.

        Molybdenum mineralization in the deposit is hosted in the Thompson Creek Mine intrusive complex, a composite granodiorite-quartz monzonite stock of Cretaceous age. The stock intruded carbonaceous and locally limy argillite of the Mississippian Copper Basin Formation. Where it is in contact with the intrusive complex, the argillite has been contact-metamorphosed to hornfels and locally to tactite. The intrusive and sedimentary rocks are unconformably overlain by the Eocene Challis Volcanics, a post-mineral sequence of andesite to rhyodacite tuffs, flows, and agglomerates. Locally, the volcanic cover is up to 1,000 feet thick. These volcanic rocks filled valleys and depressions in the paleotopography around the Thompson Creek Mine site.

        The majority of the Thompson Creek Mine deposit is hosted within the igneous rocks of the Thompson Creek Mine intrusive, with minor amounts found in the metasediments. Two important structures crosscut the Thompson Creek Mine deposit: the Raise Fault, which roughly parallels the northwest trend of mineralization, and the post-mineral Unnamed Fault, which divides the orebody into northwest and southeast portions. The Unnamed Fault strikes N34°E and dips steeply southeast. Geologists who have worked with the deposit believe that the southeast portion of the orebody is down-dropped relative to the northwest portion.

        Recent glacial deposits mantle the lower parts of many river valleys in the area.

Deposit Types

        The Thompson Creek Mine deposit is a member of a class of mineral deposits known as the porphyry molybdenum type. Porphyry molybdenum deposits have been divided into two subtypes called the Climax-type and the Endako-type. The Thompson Creek Mine belongs in the latter category. In contrast to the rift-related Climax-type deposits, the Endako-type deposits formed by subduction-related processes (described above). Other deposits in this class include Quartz Hill, Alaska, and White Cloud, Idaho.

        Porphyry molybdenum deposits are hosted by granodiorite to quartz monzonite intrusions and have secondary potassic alteration assemblages (biotite-feldspar). Typically, the mineralization is in the form of multiple cross-cutting molybdenite-quartz vein stockworks. These deposits are characterized by low copper values

Mineralization

        The long axis of the Thompson Creek Mine deposit is elliptical in shape, with its long axis oriented in a northwesterly direction. The approximate dimensions of the deposit are 5,000 feet long by 2,100 feet wide by 2,500 feet deep. Molybdenum mineralization occurs in stockworks of quartz veins and stringer zones. These stockworks are associated with a potassic zone of alteration consisting of coarse biotite, K-feldspar and minor pyrite. A shell of phyllic alteration defined by a quartz-sericite-pyrite assemblage surrounds the main zone of molybdenum mineralization. A barren potassic core of quartz/K-feldspar alteration underlies the molybdenum mineralization. The quartz-monzonite stockworks are preferentially oriented north 40-60 degrees west and dip moderately to steeply to the northeast.

Exploration

        The Thompson Creek Mine has an active developmental and exploration drilling program underway for 2010. Developmental drilling and subsequent data analysis for 2010 is planned to focus on deep drilling in and around the pit area. Exploration drilling is planned for 2010 in two independent areas outside of the current mine infrastructure but within the State of Idaho.

Environmental Considerations

        The Thompson Creek Mine manages its day-to-day environmental issues in a reasonable manner and in compliance with existing laws and regulations. In conjunction with these compliance activities, the Thompson Creek Mine has posted reclamation and closure bonds totaling $25.5 million as of December 31, 2009 and these bonding requirements are expected to increase by $10 million to $15 million over the next few years with the finalization of the Environmental Impact Statement ("EIS") and incorporation of water management in the final Reclamation and Closure Plan.

        The Thompson Creek Mine is required to undertake and complete an EIS for the proposed mine expansion under the Department of the Interior, BLM. The main reason for requiring an EIS was expansion in part onto federal lands administered by the US Forest Service and the BLM. The EIS process is expected to take three years to complete and will cover a number of outstanding matters, such as long-term closure plans and bonding.

        The required EIS under the BLM will be the final authorization for the mine expansion. Revisions to the outstanding Natural Pollution Discharge Elimination System (NPDES) permit, administered by the US Environmental Protection Agency ("EPA") are likely to be required.

        The Corporation believes that the long-term closure liabilities remain primarily around water quality and the plan to treat water in perpetuity. The bonding requirements will likely increase as indicated above to correspond with the final closure cost.

        In October 2005, as a result of "hazardous substances" being found in arsenic, copper and zinc at the abandoned Tungsten Jim mine site (which is located on part of the Thompson Creek Mine property), previously operated by others, Thompson Creek was issued a Unilateral Administrative Order (the "Clean-Up Order") to clean up the Tungsten Jim mine site under the Comprehensive Environmental Response, Compensation and Liability Act by the United States Department of Agriculture (the "USDA"). The Tungsten Jim mine site extends from the main Thompson Creek Mine to include two associated mill areas: the Scheelite Jim Mill area and the Scheelite Nellie Mill area. The Tungsten Jim mine was operated intermittently until 1977 by a third party. Thompson Creek inherited the abandoned sites when it acquired the Thompson Creek Mine in 1993. The Clean-Up Order requires Thompson Creek to clean up the sites. Based on the field inspection of the three sites, it is estimated that the clean-up cost will be in the order of approximately $1.7 million. Thompson Creek has completed the field evaluation and believes it is in compliance with the Clean-Up Order. The clean-up work will be undertaken once the clean-up plan is approved.

Tailings Storage

        The tailings dam is a center line construction where the tailings slurry is cycloned and the coarse fraction is used to build the dam. In order to minimize acid rock drainage on the downstream slope of the dam, a pyrite removal circuit has been added to the process. The dry downstream slope of the dam is subject to wind erosion. The tailings dam, as designed, has limited capacity to expand. The current approved capacity of the dam, which is limited by the height of land at the dam center line, will be reached in 2014. Additional storage capacity has been designed and is pending regulatory approval. The pending expansion will provide capacity that exceeds current reserves.

        The ongoing phreatic zone measurements in the dam are at the bedrock tailings interface, except for one small area. The dam is functioning as designed. The Corporation believes that the introduction of the pyrite circuit to reduce the sulphides in the tailings has been effective in reducing acid rock drainage on the downstream face of the dam and has recently demonstrated better water quality in the seepage. The seepage downstream of the dam is approximately 1,100 gallons per minute in the summer, reducing to 800 gallons per minute in the winter.

        The dam is inspected and monitored on a regular basis by the mill department, with external inspections of the dam being performed on a regular basis. The government authority primarily responsible for regulating the dam is the Idaho Department of Water Resources—Dam Safety and Storage.

LANGELOTH FACILITY

        The Langeloth Facility is located in Langeloth, Pennsylvania, approximately 25 miles west of Pittsburgh. The facility receives MoS2 concentrate from the Thompson Creek Mine, and purchased or tolled concentrate from various third party operations.

        Four multiple-hearth furnaces are used for the conversion (roasting) of molybdenum disulfide concentrate into technical grade molybdenum oxide. The oxide can be sold or upgraded at the plant to briquettes, pure molybdenum oxide or ferromolybdenum. Two other furnaces can be used to process non hazardous spent catalyst material containing other metals.

        Off gas from the roasting process contains sulfur dioxide which is converted to sulfuric acid and sold as a by product. Over 99% of the sulfur dioxide off gas is recovered in the acid plant.

        Although parts of the facility are old, having been in operation for over sixty years, the plant has been and continues to be upgraded by an ongoing capital improvement program. Further, an annual acid plant shutdown occurs to refurbish acid plant process equipment. The acid plant shutdown in 2010 is scheduled for five weeks starting at the end of April 2010.

        Certain employees at the Langeloth Facility are members of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America union (the "Union") through its Local 1311. Langeloth Metallurgical Company has entered into a collective bargaining agreement (the "Collective Agreement") with the Union. This Collective Agreement, negotiated during 2007, expires on March 11, 2010 and is currently being renegotiated between the Corporation and the Union.

ENDAKO MINE

Property Description and Location

        The Endako Mine is an open pit molybdenum mine, concentrator and roaster located 190 kilometers or 118 miles west of Prince George, British Columbia. The mine is operated as a joint venture (the "Endako Mine Joint Venture") between Thompson Creek Mining Ltd. ("TCML"), a subsidiary of Thompson Creek, which holds a 75% interest and Sojitz Moly Resources, Inc. ("Sojitz"), which holds the remaining 25% interest. See "Endako Mine Joint Venture" below for further details regarding the Endako Mine Joint Venture. The property is currently comprised of a contiguous group of 67 mineral tenures containing 42 claims and 25 leases, covering approximately 9,500 hectares or 23,500 acres. In addition, the joint venture holds surface rights to a portion of the mine site area. The mineral leases are subject to annual fees and the mineral claims are subject to exploration expenditure obligations. The Corporation may choose to pay annual fees in lieu of exploration expenditures. The Endako Mine is comprised of three contiguous pits: Endako, Denak East and Denak West. The property contains processing facilities, waste dumps and tailings disposal areas. There are no royalties, back-in rights, encumbrances on title or other agreements, other than the Endako Mine Joint Venture Agreement.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

        The Endako Mine is accessible by commercial air carrier to Prince George, British Columbia, then by automobile west on a paved highway for approximately 180 kilometers or 112 miles to Endako village, then south on the Endako Mine road for an additional 10 kilometers or 6.2 miles.

        The average summer temperature is 15 degrees Celsius or 59 degrees Fahrenheit and the average winter temperature is minus 12 degrees Celsius or 10.4 degrees Fahrenheit. The Endako Mine operates year round. The average annual precipitation is approximately 60 centimeters or 23.6 inches.

        The infrastructure at the Endako Mine includes a 31,000 ton per day concentrator, a 30,000 to 35,000 pound per day roaster, a non-operating roaster, tailings and reclaim water ponds, a crushing plant, an administrative building, a warehouse, a change house, a first aid station, a laboratory, a garage and other shops. The power supply of the site is provided by an 8.5 kilometer or 5.3 mile, 69 kilovolt power line owned by B.C. Hydro from the town of Endako. Fresh water for the operations is pumped from François Lake located nearby.

        The Endako Mine is located in an area characterized by gently rolling terrain. Elevations range from 670 meters at Endako village to 1,070 meters or approximately 3,500 feet at the crest of the Endako pit. The uplands are well drained, with few marshes and lakes, while the valleys are bottomed by narrow lakes such as Fraser Lake and Francois Lake. A distinct east-west grain from glaciation overprints the general northwest-southeast trend of bedrock. Vegetation consists of relatively open pine forests and grasslands.

Endako Mine Joint Venture

        The Corporation and Sojitz (formerly named Nissho Iwai Moly Resources, Inc. (Canada)) entered into an exploration, development and mine operating agreement (the "Endako Mine Joint Venture Agreement"). The Corporation has been appointed manager with overall management responsibility for operations and there is a management committee (the "Management Committee") which consists of three members appointed by the Corporation and two members appointed by Sojitz, with each of the Corporation and Sojitz having votes on the Management Committee in proportion to its participating interest. A decision of the majority of the participating interest is binding on the Management Committee, except for the following which require unanimous agreement of the Management Committee: (i) disposition of all or a substantial portion of the Endako Mine assets; (ii) contracts with affiliates over $500,000 or sales of product to affiliates of the Corporation or Sojitz; (iii) compensation for management of the business; (iv) modification of the Endako Mine Joint Venture Agreement; (v) any change in business purpose; (vi) any modifications or replacements to the production plan as set out in the Endako Mine Joint Venture Agreement; (vii) investment in other companies; (viii) any borrowing by the joint venture or loan to any third party or any guarantee; (ix) changes in the manager, other than by reasons of default; and (x) except in the case of emergency or unexpected expenditures, a discretionary capital expenditure in excess of $1.0 million.

        Pursuant to the Endako Mine Joint Venture Agreement, neither the Corporation nor Sojitz can transfer any part of its interest in any Endako Mine assets or the Endako Mine Joint Venture Agreement, subject to having the right to transfer to a third party an interest in its participating interest and subject to certain limitations. Any such transfer is subject to a pre-emptive right of the other party. Sojitz waived any and all pre-emptive rights which it had relating to the Thompson Creek Acquisition pursuant to the Endako Mine Joint Venture Agreement.

Mining Operations

        The Endako Mine consists of three adjacent open pit mines: Endako, Denak West, and Denak East. An ore crusher and conveyor system from the Denak pit carries the ore to a concentrator and roaster situated near the east end of the Endako pit. Tailings containment dams, water and electrical transmission lines, support infrastructure (offices, maintenance shops, and warehouse), and access roads link the complete area.

        Material mined from the open pits is processed on site to produce a molybdenum concentrate that is roasted on site to produce molybdenum trioxide, which is then sold to various customers.

        The current mine production fleet includes 3 rotary blast-hole drills, 4 electric rope shovels, 10 large heavy haulers (190-ton to 240-ton) and miscellaneous support equipment.

Processing

        The mill at the Endako Mine consists of a concentrator that produces a molybdenite ("MoS2") concentrate and a roasting plant that converts the concentrate into molybdenum oxide ("MoO3"). The facility currently processes an average of 31,000 tons per day of ore, or about 11.2 million tons of ore annually. The milling process consists of the following:

  •
  primary crushing, either by the in-pit crusher located in the bottom of the Denak East pit or by the surface crusher located near the mill

  •
  secondary and tertiary crushing

  •
  grinding using rod and ball mills

  •
  flotation and leaching

  •
  roasting

  •
  tailings disposal

        Ore is either hauled by trucks to an in-pit crusher and then conveyed to the mill, or hauled directly to a second crusher on surface close to the mill. Crushed ore is sent to the grinding and flotation circuit. Molybdenum concentrate is roasted before being shipped to the market as the final product.

        Material from the crushing circuits is stored in six fine ore bins, with a combined live storage capacity of 20,000 tons. The material is withdrawn from the bins by conveyors to feed grinding circuits to liberate MoS2 from the host rock for recovery by flotation.

        The grinding circuit consists of five parallel rod mill-ball mill circuits. The rod mills operate in open circuit, feeding the ball mills operating in closed circuit with cyclones. The rod mill product discharges into the ball mill discharge pump box, and is pumped to the cyclones together with the ball mill discharge. The cyclone underflow is recycled back to the ball mill. The overflow is fed to the rougher flotation circuit also consisting of five lines—one per grinding circuit. The particle size in the cyclone overflow is approximately 80% passing 300 microns.

        The flotation reagents are added to the grinding circuit and carried through in the cyclone overflow to the rougher flotation circuits. The rougher flotation tailings are pumped to the tailings pond for separation of solids and water. Water is reclaimed for re-use in the milling process.

        The concentrate from rougher flotation stage is fed to a cleaning circuit consisting of five or six stages of cleaning. Concentrates are reground to improve concentrate grade and recovery following the first and second cleaning stages. Sodium cyanide is used as a depressant in the cleaning circuit to depress impurities—mainly copper.

        The final concentrate is leached with dilute hydrochloric acid to remove lead and bismuth impurities prior to filtering and drying for feed to the roaster.

Recoverability

        Daily molybdenum production is calculated using the overall milled tonnage, the mill feed grade assay, the final mill concentrate assay, and the final tails assay. Daily production is accumulated to provide an estimate of monthly production.

        The overall milled tonnage is determined by combining the total from each of the five grinding lines, corrected for moisture content. The total mill feed assay is the weighted average of the feed tonnage and feed assay for each of the five lines. Mill feed, concentrate, and tails samples for assay consist of 24-hour composites of grabs taken at 4-hour intervals.

        At each month end, the molybdenum inventory contained in MoS2 concentrate and in an unpackaged MoO3 product is measured. Changes in these inventories from the previous month, combined with molybdenum packaging during the month, are used to calculate actual molybdenum production for that month. The month-to-date cumulative mill feed grade assay, from the daily assays, is adjusted so that the molybdenum production, determined by mill tonnage, feed, concentrate and tails assays, is equivalent to the actual production.

        Based on mill records from the past 10 years, the average yearly recovery for the mill is near 77%. This recovery is determined using the adjusted mill head grade as calculated above.

Roasters

        There are two roasters installed at the Endako Mine. One is decommissioned and would require capital expense to re-commission.

        The operating roaster is a conventional gas-fired, rotary, multiple hearth type, converting MoS2 concentrate to MoO3. Roaster off-gases are passed through an electrostatic precipitator to capture entrained concentrate dust. Dust escaping the precipitator is measured to determine roaster losses and yield. The yield for conversion is near 99.7% and is typical for this type of operation. The gas is further treated in a conventional packed tower scrubbing system to reduce sulphur dioxide and residual particulates to permitted levels for discharge to the atmosphere.

        The unit in operation typically produces in the range of 30,000 to 35,000 pounds of molybdenum per day with an average availability in the range of 90%. At current head grades and mill yield, management believes that the operating roaster capacity is sufficient to process the mill concentrate production. The roaster molybdenum oxide product is packaged in truckload lots for delivery to various customers.

        The certified molybdenum content of each product lot is determined by assay using a lead molybdate precipitation method.

History

        The Endako Mine deposit was discovered in 1927 by local hunters. Minor underground exploration work took place in subsequent years. In 1962, R&P Metals Corporation Ltd. began a diamond drilling program to evaluate the discovery and, based on the exploration results, incorporated a company named Endako Mines Ltd. Canadian Exploration Limited, a wholly-owned subsidiary of Placer Development Ltd. (which became Placer Dome Inc.) ("Placer") entered into an option agreement with Endako Mines Ltd. in August 1962 and continued exploration on the property. In March 1964, Placer decided to place the property into production. Production commenced in June 1965 at a plant capacity of approximately 10,000 tons per day (combined concentrator and roaster). Expansions in 1967 and improvements in 1980 increased concentrator capacity. In 1982, the mine and concentrator were closed due to low molybdenum prices but the roaster continued to operate, processing molybdenum concentrates from other operations on a toll basis. The mine and mill were re-opened in 1986 and by 1989 production reached approximately 31,000 tons per day. In June 1997, the parties to the Endako Mine Joint Venture purchased the Endako Mine from Placer.

Geology

        The Endako Mine molybdenite deposit is hosted in the Endako quartz monzonite intrusive, a phase of the middle to late Jurassic Francois Lake Intrusions that form a large composite batholith. The deposit is genetically associated with the terminal stages of magmatic activity, represented by intrusion of the Casey monzogranite.

Mineralization

        Molybdenite is the primary metallic mineral on the Endako Mine property. Minor pyrite, magnetite, and chalcopyrite and traces of sphalerite, bornite, specularite and scheelite are also present. Single occurrences of beryl and bismuthinite have been reported. Molybdenite occurs in two types of veins. Large veins (up to 1.2 meters wide) contain laminae and fine disseminations of molybdenite. The second vein type occurs as stockworks adjacent to the major veins in the form of fine fracture-fillings and veinlets of quartz-molybdenite. Pyrite is most abundant along the southern margin of the zone of molybdenum mineralization.

Exploration

        The Endako Mine Joint Venture has been carrying out exploration drilling on the Endako Mine site since 1997 with the main objective of locating and defining additional molybdenite resources. Recent programs were in 2006, 2007, and 2008. No exploration drill program was conducted in 2009. The January and February 2006 program consisted of drilling 19,488 feet in 35 NQ holes (hole outside diameter of 75.8 millimeters). The drill program identified and delimited mineralization northwest of the Denak West Pit, east of the Denak East Pit, and at the Casey Lake area.

        The exploration program in 2007 began with an airborne geophysical survey (magnetic gradiometer and gamma ray spectrometer) covering the area immediately within and surrounding the Endako Mine Joint Venture's claims. This was followed by a soil sampling program which built on historic soil data in the areas immediately east and northwest of the mine. The diamond drilling program consisted of 35,853 feet of drilling in 66 holes. The Casey Lake Zone, a promising target tested extensively in 2006, was the main focus of the 2007 program; 33 holes totaling 20,441 feet were drilled to further test the extents and continuity of mineralization. Wide-spaced exploratory drilling northwest of the Denak West Pit (7,824 feet in17 holes) was also done to test continuity of mineralization in this area.

        Drilling continued in 2008 with a total of 27,418 feet in 52 holes. An exploration drilling phase continued at Denak West and at Casey Lake with 6996 feet in 11 holes and 2846 feet in 5 holes respectively. An in-fill phase of drilling adjacent to the Endako, Denak East, and Denak West pits comprised the bulk of the 2008 program, drilling 17,139 feet in 34 holes.

        In 2010, exploration is planned to again consist of diamond drilling in the 'Denak Extension Area' northwest of the Denak West Pit. In-fill drilling is planned with the objective of creating a reportable resource and reserve table at the end of the program for this area. Additional step-out holes are also planned to further extend the known mineralization where it is still open.

Environmental Considerations

        All necessary operating and reclamation permits are believed to be in place and current as of the date of this report. The Endako Mine currently has air emissions, tailings discharge and water intact permits. Under current operating conditions, management believes that there are no required changes to the existing environmental permits. The stack discharge handles off-gases generated by the gas-fired concentrate dryer and the roaster operation. In the 1999 air emissions permit, in order to reduce the annual permit fee, the volume limit was reduced at the request of the Endako Mine to its present level. At the time of this amendment, it was understood that higher permit volumes could be re-instated in the future. In addition to the stack discharge permit there are a number of secondary air emissions permits. In connection with the mine reclamation and closure plans for the Endako Mine, the Endako Mine has placed required security with the British Columbia Ministry of Energy, Mines and Petroleum Resources as of December 31, 2009 in the amount of $6.5 million (of which the Corporation's 75% share is $4.9 million).

Endako Mill Expansion Project

        As notes previously, in the third quarter of 2009, the Corporation's Board of Directors approved the resumption of the mill expansion project at the Endako Mine (subject to the joint venture partner approval), which was postponed in late 2008. The mill expansion project at the Endako Mine includes the construction of a new, modern Endako mill, which will replace the existing 45-year-old mill and raise ore-processing capacity from the existing 31,000 tons per day to 55,000 tons per day.

        The mill expansion project at the Endako Mine was originally announced in March 2008, after the completion of a feasibility study dated in December 2007, which estimated that project capital expenditures of C$373.6 million (including a contingency of C$45 million), with the Corporation's 75% share of the total at C$280 million. The project was halted in December 2008 due to economic uncertainty, although the Corporation proceeded with the purchase and storage of long lead time processing equipment. During the project postponement period, the project design was reassessed and a number of improvements were made which the corporation believes will ensure the efficiency and reliability of the milling process.

        As previously announced, the new design has increased the total capital cost of the Endako mill and expansion project to C$498 million (including a contingency of C$60 million), with the Corporation's 75% share of the total at C$374 million. The new design includes an enhanced and more flexible pebble crusher circuit to ensure a finer grind and an enhanced automation system. In addition, all processing equipment except for the roaster will now be located in a larger new mill building. The original plan was to utilize the existing mill building and some existing equipment for the final stages of the flotation process in the production of molybdenum concentrate. The new mill building and equipment are expected to be more reliable and more efficient, with this new design facilitating the exclusive dedication of the existing mill building to producing concentrate without disruption until the new mill is operational. As a result, the Corporation's Board of Directors approved the revised capital cost estimate in the fourth quarter of 2009 and the Corporation is seeking the approval of the joint venture partner. The joint venture partner is currently reviewing all aspects of the new design and revised capital estimate, which is expected to conclude by the end of the first half of 2010. While the Corporation expects to receive the approval of the joint venture partner, there can be no assurance that such approval will be obtained, which may have a material adverse affect on the Endako Mine mill expansion project and the Corporation's financial condition.

        From inception of this project through December 31, 2009, the Corporation's 75% share of capital expenditures for the mill expansion project totalled approximately $64 million. Assuming an exchange rate of US$1 = C$1.05, approximately $279 million (of which $209 million is the Corporation's share) is expected to be spent in 2010 and the remaining $110 million (of which $82 million is Corporation's share) is expected to be spent in 2011. Commercial production of molybdenum concentrate from the new mill is expected late in 2011.

        Operating permits required by the mill expansion are proceeding, including the development of a closure plan for expanded waste dumps and tailing facilities and minor amendments to the Mining Act permit. Consultations with First Nations (local Aboriginal peoples) by the Corporation and the government of British Columbia ("BC Government") pertaining to these permits are proceeding. If the Corporation and/or the BC Government are unable to successfully conclude consultations with First Nations, these operating permits and /or minor amendments to the Mining Act permit may be delayed, which may have a material adverse affect on the future operating plans for the Endako Mine once the mill expansion is completed. There can be no assurance that these First Nations consultations will be completed successfully.

        In connection with the Endako mill expansion, the Corporation has provided a guarantee to British Columbia Hydro and Power Authority in December 2009 for C$3.7 million for any shortfall in the estimated usage of electrical power related to the mill expansion. The amount of this guarantee is expected to increase to a maximum of C$18 million. The Corporation could also be required to provide other similar guarantees in respect to the expansion project.

        The current mining plan provides for widening the area being mined as well as for the creation of a large single pit through the mining of ore contained in the walls separating the three existing pits. Annual molybdenum production as a result of the Endako mill expansion is expected to be approximately 15 to 16 million pounds, of which the Corporation's 75% share would be about 11 to 12 million pounds. The Company's 75% share of 2009 production is expected to be in a range of 7 to 8 million pounds but in the absence of the expansion project, annual production in future years can be expected to gradually diminish.

MOUNT EMMONS PROJECT

        On August 19, 2008, the Corporation's wholly-owned subsidiary, Thompson Creek USA, entered into an option agreement with U.S. Energy Corporation ("USE") (the "Option Agreement") that gives Thompson Creek USA an option to acquire up to 75% in USE's Mount Emmons molybdenum property near Crested Butte, Colorado (the "Mount Emmons Project"). The Option Agreement has been assigned to Thompson Creek USA's wholly-owned subsidiary Mt. Emmons Moly Company ("Mt. Emmons Moly"). Under the Option Agreement, Mt. Emmons Moly made a $500,000 payment to USE upon signing. Unless the Option Agreement is sooner terminated, Mt. Emmons Moly agreed to pay $1 million annually to USE for six years beginning January 1, 2009 and ending January 1, 2014. The initial payment was made in January 2009 and the second payment was made in December 2009. Mt. Emmons Moly, as the project manager, agreed to direct additional funds towards the assessment, environmental permitting, exploration and development of the property. Mt. Emmons Moly can earn the right to acquire a 15% interest in the project by spending a total of $15 million on the project, including the direct payments to USE, by June 30, 2011. Mt. Emmons Moly can exercise this right for up to 36 months after spending such amount. To earn a 50% interest, Mt. Emmons Moly must spend a cumulative total of $50 million by July 31, 2018. After obtaining a 50% interest, Mt. Emmons Moly may elect to form a 50-50 joint venture with USE for further development, or may choose to raise its interest up to 75% by incurring an additional $350 million in project expenditures, for a cumulative total of $400 million in expenditures and payments. The agreement contains a force majeure provision which allows a suspension of the required payments under the Option Agreement (excluding the minimum payments to USE) without terminating such agreement if the price of molybdenum drops below $12.50 for 12 consecutive weeks. If Mt. Emmons Moly terminates the agreement during the option period, there would be no further obligations under the agreement except that advance or shortfall payments made to that date are forfeited and Mt. Emmons Moly remains obligated to maintain the property in good standing for a period of three months thereafter. Mt. Emmons Moly has the right to withdraw from the project and associated payment commitments at any time for any reason. Mt. Emmons Moly will not assume any existing liabilities on or related to the property until it exercises its right to acquire an ownership interest in the property.

        The property is currently held and controlled (100%) by USE. The transaction entered into with USE allows Mt. Emmons Moly to earn its interest in the property by spending money to develop the project over a period of up to 10 years. Mt. Emmons Moly will review the details of the project and take a fresh look at all aspects of the previously planned development, and will seek the input of the residents of the Gunnison County.

        Exploration activity conducted in the 1970s led to the discovery of the deposit. By 1983, an estimated $150 million had been reportedly spent on the property acquisition, water rights, exploration, ore body delineation, mine planning, metallurgical testing and other activities involving the mineral deposit. A 1998 estimate of Mineralized Material based on the concept of underground mining with a 6,000 ton per day mill was summarized in an April 10, 2007 Behre Dolbear & Company Inc. technical report filed on SEDAR by Kobex Resources Ltd. It showed historical Mineralized Material of 166,654,000 tons grading 0.38% MoS2 (0.228% Mo) at a cut-off grade of 0.2% MoS2 (0.12% Mo). The historical resource estimate was delineated by a total of approximately 157,000 feet of core drilling on the property. The historical estimates are the most recent estimates available, and the Corporation believes them to be relevant. However, the estimates should not be relied upon. Thompson Creek has not verified the historical estimates.

DAVIDSON PROJECT

        The Davidson Project is located on the east flank of Hudson Bay Mountain, nine kilometres or six miles northwest of Smithers in west-central British Columbia. Molybdenum was first discovered at Davidson in 1944. There have been several estimates of Mineralized Material completed over the years, all with similar results. As of April 10, 2007, the estimated Mineralized Material was 85.1 million tons of Mineralized Material at a grade of 0.169% Mo at a cut-off grade of 0.12% molybdenum.

        The environmental application for the Davidson Project was filed with the Province of British Columbia in September 2008. In November 2008, the Corporation decided that, while permitting for the Davidson Project would continue to be pursued, development of the Davidson Project would be deferred. The Corporation is currently conducting an internal re-evaluation of the Davidson Project regarding various operating alternatives and related economic analysis.

CURRENCY AND EXCHANGE RATE INFORMATION

        The high, low, average and closing exchange rates for a US dollar in terms of Canadian dollars for each of the five years ended December 31, as quoted by the Bank of Canada, were as follows:

	Year ended December 31
	2009		2008		2007		2006		2005
High	C$	1.3000	C$	1.3008	C$	1.1855	C$	1.1726	C$	1.2841
Low		1.0292		0.9711		0.9215		1.0990		1.1507
Average(1)		1.1420		1.0670		1.0750		1.1341		1.2118
Closing		1.0466		1.2180		0.9801		1.1653		1.1659

(1)
Calculated as an average of the daily noon rates for each period.

        On February 23, 2010, the closing exchange rate for a US dollar in terms of Canadian dollars, as quoted by the Bank of Canada, was US$1.00 = C$1.0566.

COMPETITION

        The molybdenum exploration and mining business is a competitive business. The Corporation competes with numerous other companies and individuals in the search for and the acquisition of attractive molybdenum mineral properties. The ability of the Corporation to acquire molybdenum or other mineral properties in the future will depend not only on its ability to develop its present properties, but also on its ability to select and acquire suitable producing properties or prospects for molybdenum or other mineral exploration.

EMPLOYEES

        As of December 31, 2009, the Corporation had 762 employees. Approximately 94 employees at the Langeloth Facility, or 69% of Langeloth's employees, are covered by a labor agreement. The Corporation believes that its relations with its employees are good.

Location	Number of Employees
Denver Office	27
Thompson Creek Mine	328
Endako Mine	265
Langeloth Plant	136
Toronto Office	3
Mount Emmons Project	3

762

ENVIRONMENTAL MATTERS

        The Corporation's mining, exploration and development activities are subject to various levels of federal, provincial and state laws and regulations relating to the protection of the environment, including requirements for closure and reclamation of mining properties.

        For a discussion of environmental matters, reference is made to the information contained under the caption "Environmental Considerations" in each property description under Items 1 and 2 of this report and in Item 8, Consolidated Financial Statements, Note 10-Asset Retirement Obligations.

ITEM 1A.    RISK FACTORS

        The following discussion of risk factors contains "forward-looking statements," as discussed in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," or MD&A. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Item 1. "Business," Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and related notes in Part II, Item 8. of this Annual Report on Form 10-K.

        The Corporation's business routinely encounters and addresses risks, some of which will cause the Corporation's future results to be different -sometimes materially different—than presently anticipated. Discussion about important operational risks that the Corporation's businesses encounter can be found in the MD&A section and in the business descriptions in Item 1. "Business" of this Annual Report on Form 10-K. Below, the Corporation describes certain factors affecting operations and future financial performance. The Corporation's reactions to material future developments, as well as competitors' reactions to those developments, will affect the Corporation's future results.

Risks Relating to the Corporation's Business

        The operations of the Corporation are speculative due to the high-risk nature of its business which is the acquisition, financing, exploration, development and operation of mining properties. These risk factors could materially affect the Corporation's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to the Corporation.

Molybdenum market price declines could adversely affect the Corporation's earnings and cash flows and could adversely affect the trading prices of the Corporation's equity securities.

        Molybdenum prices fluctuate widely. Molybdenum demand depends primarily on the global steel industry, which uses the metal as a hardening and corrosion inhibiting agent. Approximately 80 percent of molybdenum production is used in this application. The remainder is used in specialty chemical applications such as catalysts, water treatment agents and lubricants. These industries, as well as certain other industries that use molybdenum, are cyclical in nature. Approximately 40-50 percent of global molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum prices. Decreased demand for molybdenum during the fourth quarter of 2008 resulted in a sudden and sharp decline in molybdenum prices.

        During the three years ended December 31, 2009, the published Platt's Metals Week molybdenum price ranged from a low of $7.70 to a high of $33.75 per pound. Molybdenum prices are affected by numerous factors that are outside of the Corporation's control, including the rates of global economic growth (especially construction and infrastructure activity that requires significant amounts of steel), the worldwide balance of molybdenum demand and supply, the volume of molybdenum produced from primary mines and as a by-product primarily from copper mines, molybdenum inventory levels, the relative strength or weakness of the US dollar and related currency exchange fluctuations and production costs of competitors.

        Future price declines would materially reduce the Corporation's profitability and could cause the Corporation to reduce output at its operations (including possibly closing one or more of the Corporation's mines or plants), all of which could reduce the Corporation's cash flow from operations and depress the trading prices of the Corporation's equity securities. Furthermore, a significant decrease in molybdenum prices may require the Corporation to revise its mineral reserve calculations and life-of-mine plans, which could result in material write-downs of its investment in mining properties and increased amortization, reclamation and closure charges. In addition to adversely affecting the Corporation's reserve estimates and financial condition, declining molybdenum prices can impact operations by requiring a reassessment of the feasibility of a particular project. Even if the project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause substantial delays or may interrupt operations until the reassessment can be completed.

The Corporation's revenues are dependent on its molybdenum production; sustaining current production levels or increasing its mineral production. Future growth depends on the Corporation's ability to bring new mines into production and to expand mineral reserves at existing mines.

        The Corporation generates revenues primarily through the production and sale of molybdenum. Subject to any future expansion or other development, production from existing operations is expected to decline over the life of mine. In addition, these production estimates and the life-of-mine estimates included in this Annual Report on Form 10-K and in the Corporation's other continuous disclosure documents may vary materially from the actual production from, or productive life of, the subject mines because the feasibility of mineral reserves is largely dependent on market conditions, the regulatory environment and available technology. As a result, the Corporation's ability to maintain its current production or increase its annual production of molybdenum and generate revenues therefrom will depend significantly upon its ability to discover or acquire and to successfully bring new mines into production and to expand mineral reserves at existing mines.

The Corporation may not be able to acquire desirable mining assets in the future.

        One of the Corporation's strategies is to grow its business by acquiring attractive, quality mining assets. The Corporation expects to selectively seek strategic acquisitions in the future. However, there can be no assurance that suitable acquisition opportunities will be identified. The Corporation's ability to consummate and to integrate effectively any future acquisitions on terms that are favorable to the Corporation may be limited by the number of attractive acquisition targets, internal demands on its resources, competition from other mining companies and, to the extent necessary, its ability to obtain financing on satisfactory terms, if at all.

Estimates of mineral reserves and projected cash flows may prove to be inaccurate which could negatively impact the Corporation's results of operations and financial condition.

        There are numerous uncertainties inherent in estimating mineral reserves and the future cash flows that might be derived from their production. Accordingly, the figures for mineral reserves and future cash flows contained in this report are estimates only. In respect of mineral reserve estimates, no assurance can be given that the anticipated tonnages and grades will be achieved, that the indicated level of recovery will be realized or that mineral reserves can be mined or processed profitably. In addition, in respect of future cash flows, actual cash flows may differ materially from estimates. Estimates of mineral reserves, and future cash flows to be derived from the production of such mineral reserves, necessarily depend upon a number of variable factors and assumptions, including, among others, geological and mining conditions that may not be fully identified by available exploration data or that may differ from experience in current operations, historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies and assumptions concerning metal prices, exchange rates, interest rates, inflation, operating costs, development and maintenance costs, reclamation costs, and the availability and cost of labor, equipment, raw materials and other services required to mine and refine the ore. In addition, there can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production. For these reasons, estimates of the Corporation's mineral reserves in this Annual Report on Form 10-K, including classifications thereof based on probability of recovery, and any estimates of future cash flows expected from the production of those mineral reserves, prepared by different engineers or by the same engineers at different times may vary substantially. The actual volume and grade of mineral reserves mined and processed, and the actual cash flows derived from that production, may not be as currently anticipated in such estimates. If the Corporation's actual mineral reserves or cash flows are less than its estimates, the Corporation's results of operations and financial condition may be materially impaired.

The Corporation must continually replace ore reserves depleted by production. The Corporation's exploration activities may not result in additional discoveries.

        The Corporation's ability to replenish the Corporation's ore reserves is important to the Corporation's long-term viability. Produced ore reserves must be replaced by further delineation of existing ore bodies or by locating new deposits in order to maintain production levels over the long term. Exploration is highly speculative in nature. Exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional mineral deposits that can be mined profitably. Once a site with mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish recoverable proven and probable reserves and to construct mining and processing facilities. As a result, there is no assurance that current or future exploration programs, such as the Mount Emmons Project or Davidson Project, will be successful. There is a risk that depletion of reserves will not be offset by discoveries or acquisitions. As a result, the Corporation cannot provide assurance that its exploration, development or acquisition efforts will result in any new commercial mining operations or yield new mineral reserves to replace or expand current mineral reserves.

The Endako Mill Expansion Project may not be completed which could adversely affect the Corporation's profitability or operating results.

        The construction, commissioning and start-up of the Endako Mine mill expansion is a significant project and changes in costs, construction schedules, or both, can affect project economics. In addition, the Corporation has not yet received approval from its joint venture partner for the latest expansion plan. There are a number of factors that can affect costs and construction schedules, including, but not limited to, the difficulty of estimating construction costs over a period of more than one year; delays in obtaining equipment, material, services and permits or permit amendments essential to completing the mill expansion in a timely manner; changes in environmental or other government regulation; the availability of labor, power, transportation, commodities and infrastructure; design and instrumentation modifications; changes in input commodity prices and labor costs; weather and severe climate impacts; potential delays related to social and community issues; and fluctuation in foreign currency exchange rates. There can be no assurance that the Corporation will complete the expansion in accordance with current expectations or at all.

The Corporation's financial condition, results of operations, cash flows and competitive position may be adversely impacted by recessionary economic conditions.

        The recent recessionary economic conditions in the US and around the globe in late 2008 and 2009 have impacted the demand for molybdenum. The Corporation's two largest molybdenum customer industries, the steel and chemical industries, have reduced their purchase volumes due to the impact of the recession on their businesses. The reduced demand for molybdenum has also resulted in significantly decreased molybdenum prices in late 2008 and 2009. In order for the Corporation to maintain or increase its profitability, it must maintain or increase its revenues and improve cash flows and continue to control its operational and selling, general and administrative expenses. While the market price and demand for molybdenum have improved in 2009 and early 2010, any weakening or worsening of the current economic conditions, any stagnation in economic recovery or a prolonged global, national or regional economic recession or other events that could produce major changes in demand patterns could have a material adverse effect on the Corporation's sales, margins and profitability. If the Corporation is unable to maintain its revenues and control its costs, the Corporation's financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

Fluctuations in the price of molybdenum may adversely impact the Corporation's cash flow as a result of the Corporation entering into provisionally-priced sales contracts.

        The Corporation's consolidated molybdenum sales represent the sale of molybdenum in various forms from the Corporation's mines and from third party material that is purchased, processed and sold. Molybdenum sales for 2009 were $361.9 million, with cash generated from operations of $105.9 million. For each $1 per pound change in molybdenum prices (using the molybdenum pounds sold in 2009), the impact on the Corporation's annual cash flow would approximate $28 million.

        From time to time the Corporation enters into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date based upon provisional assays and quoted prices. The future pricing mechanism of these agreements constitutes an embedded derivative which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net income. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to molybdenum sales is recorded each reporting period until the date of final pricing. Accordingly, in times of rising molybdenum prices, molybdenum sales benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior years; in times of falling molybdenum prices, the opposite occurs.

Disruptions in the financial and capital markets have had an adverse effect on the Corporation's operating results and financial condition for 2009.

        The widely reported domestic and global recession, the associated low molybdenum prices, and the levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on the Corporation's operating results and financial condition for 2009, and such adverse effects could continue or worsen. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies. If future financing is not available to the Corporation when required, as a result of limited access to the credit markets or otherwise, or is not available on acceptable terms, the Corporation may be unable to invest needed capital for the Corporation's development and exploration programs, take advantage of business growth opportunities or respond to competitive pressures, any of which could have an adverse effect on the Corporation's operating results and financial condition.

        Changes to the market price of molybdenum and assumptions concerning future operating expenses may make capital more costly or unavailable to the Corporation.

The Corporation is required, from time to time, to post financial assurances, and there can be no assurance that the Corporation will continue to be able to obtain financial assurances on acceptable terms.

        In addition to the Corporation's reclamation bonding obligations, Thompson Creek will from time to time be required to post other financial assurance in the normal course of conducting its daily activities. This financial assurance can take several forms, including but not limited to letters of credit, performance bonds, deposits into escrow accounts for the benefit of the counterparty or the posting of cash collateral directly with the counterparty. In each case, the form of financial assurance to be provided is dictated by several factors including expected length of time the financial assurance obligation is expected to remain outstanding, the amount of the obligation, the cost to the Corporation of providing the various forms of financial assurance and the creditworthiness of the counterparty. The ability of the Corporation to obtain certain forms of financial assurance going forward will be impacted by the Corporation's future financial performance, changes to its credit rating and other factors that may be beyond the Corporation's control. There can be no assurance the Corporation will be able to obtain certain forms of financial assurance going forward or that it will be able to post cash collateral in lieu of being able to secure one of these other forms of financial assurance.

Mining operations and roasting facilities are subject to conditions or events beyond the Corporation's control, which could have a material adverse effect on the Corporation's business; Insurance may not cover these risks and hazards adequately or at all.

        Mining operations and roasting facilities, by their nature, are subject to many operational risks and factors that are generally outside of the Corporation's control and could adversely affect the business, operating results and cash flows. These operational risks and factors include unanticipated ground and water conditions; adverse claims to water rights and shortages of water to which the Corporation has rights; adjacent land ownership that results in constraints on current or future mine operations; geological problems, including earthquakes and other natural disasters; metallurgical and other processing problems; unusual or unexpected rock formations; ground or slope failures; structural cave-ins or slides; flooding or fires; seismic activity; rock bursts; equipment failures; and periodic interruptions due to inclement or hazardous weather conditions or operating conditions and other force majeure events; lower than expected ore grades or recovery rates; accidents; delays in the receipt of or failure to receive necessary government permits; the results of litigation, including appeals of agency decisions; uncertainty of exploration and development; delays in transportation; interruption of energy supply; labor disputes; inability to obtain satisfactory insurance coverage; and the failure of equipment or processes to operate in accordance with specifications or expectations.

        These risks could result in damage to, or destruction of, mines and other producing facilities resulting in partial or complete shutdowns, personal injury or death, environmental or other damage to the Corporation's properties or the properties of others, delays in mining, monetary losses and potential legal liability. Milling operations are subject to hazards such as equipment failure or failure of retaining dams around tailings disposal areas that may result in environmental pollution and consequential liabilities.

        The Corporation's insurance will not cover all the potential risks associated with its operations. In addition, although certain risks are insurable, the Corporation may be unable to maintain insurance to cover these risks at economically feasible premiums. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to the Corporation or to other companies in the mining industry on acceptable terms. The Corporation might also become subject to liability for pollution or other hazards that may not be insured against or that the Corporation may elect not to insure against because of premium costs or other reasons. Losses from these events may cause the Corporation to incur significant costs that could have a material adverse effect upon the Corporation's business.

The Corporation's operations are subject to currency fluctuations which could adversely affect its results of operations and financial condition.

        Exchange rate fluctuations may affect the costs that the Corporation incurs in its operations. The Corporation's costs for the Endako Mine are incurred principally in Canadian dollars. However, the Corporation's revenue is tied to market prices for molybdenum, which are denominated in US dollars. The appreciation of the Canadian dollar against the US dollar can increase the cost of molybdenum production in US dollar terms and results of operations and financial condition could be materially adversely affected. Although the Corporation may use hedging strategies to limit its exposure to currency fluctuations, there can be no assurance that such hedging strategies will be successful or that they will mitigate the risk of such fluctuations.

Increased energy prices could adversely affect the Corporation's results of operations and financial condition.

        Mining operations and facilities are intensive users of electricity and carbon based fuels. Energy prices can be affected by numerous factors beyond the Corporation's control, including global and regional supply and demand, political and economic conditions, and applicable regulatory regimes. The prices of various sources of energy may increase significantly from current levels. An increase in energy prices could materially adversely affect the Corporation's results of operations and financial condition. The Corporation does not currently have any material energy hedges in place.

The Corporation's inability to provide reclamation bonding or maintain insurance could adversely affect its operating results and financial condition.

        The Corporation is required by US federal and state laws and Canadian provincial laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if the Corporation is unable to do so. These laws are complex and vary from jurisdiction to jurisdiction. The laws govern the determination of the scope and cost of the closure and reclamation obligations and the amount and forms of financial assurance.

        The Corporation has currently provided the appropriate regulatory authorities in the US and Canada with $30.3 million in reclamation financial assurance for mine closure obligations in the various jurisdictions in which it operates. The amount and nature of the financial assurances are dependent upon a number of factors, including the Corporation's financial condition and reclamation cost estimates. Changes to these amounts, as well as the nature of the collateral to be provided, could significantly increase the Corporation's costs, making the maintenance and development of existing and new mines less economically feasible. However, the regulatory authorities may require further financial assurances. To the extent that the value of the collateral provided to the regulatory authorities is or becomes insufficient to cover the amount of financial assurance the Corporation is required to post, the Corporation would be required to replace or supplement the existing security with more expensive forms of security, which might include cash deposits, which would reduce the Corporation's cash available for operations and financing activities. There can be no guarantee that the Corporation will be able to maintain or add to its current level of financial assurance. The Corporation may not have sufficient capital resources to further supplement its existing security.

        The Corporation purchased a Mine Reclamation Costs Policy, effective July 31, 2002 through July 31, 2022 (the "Policy"), from an AIG Commercial Insurance Group, Inc. subsidiary ("AIG"). The Policy secures the Corporation's future reclamation obligations at the Thompson Creek Mine, and was uniquely tailored to cover the requirements of the regulatory authorities and the Corporation's anticipated reclamation cost exposures. The Policy provides the Corporation with an aggregate limit of

$35 million for such reclamation costs at the mine. The insurance component provides coverage for increases in reclamation costs due to changes in regulatory requirements and cost increases. As of July 30, 2007, the insurance component was "paid up" in full. No further payments are required under the Policy for the insurance component.

        AIG also provides reclamation bonds to the regulatory authorities for the Thompson Creek Mine totaling $23.2 million. In order for AIG to provide reclamation bonds, the Corporation funded a commutation account ("Commutation Account"). As of December 31, 2009, the accumulated Commutation Account balance was $22.2 million, which represents a deposit. The Corporation may elect at any time to withdraw the accumulated Commutation Account balance from the Commutation Account, subject to certain conditions, including the possible loss of the insurance component. This may result in increased costs to the Corporation under a replacement program.

        The Corporation is currently in negotiation with AIG regarding the Policy, including the reclamation bonds, Commutation Account, and insurance components of the Policy. As a result of such negotiations, the Corporation may elect to commute the Policy. Other factors will include market conditions and the availability of comparable alternative surety or insurance vehicles satisfactory to regulatory authorities. Failure to provide regulatory authorities with the required financial assurances could potentially result in the closure of one or more of the Corporation's operations. There can be no assurance that the choice of one or more of the foregoing options will not result in a material adverse effect on the Corporation's operating results and financial condition.

The Corporation owns certain assets through joint ventures and any disagreement or failure of partners to meet obligations could have a material adverse effect on the Corporation's results of operations and financial condition.

        The Corporation holds a 75% interest in the Endako Mine, the other 25% interest being held by Sojitz Moly Resources Inc. The Corporation's interest in the Endako Mine is subject to the risks normally associated with the conduct of joint ventures. The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on the Corporation's profitability or the viability of its interests held through joint ventures, which could have a material adverse impact on the Corporation's future cash flows, earnings, results of operations and financial condition: (i) disagreement with joint venture partners on how to develop and operate mines efficiently; (ii) inability of joint venture partners to meet their obligations to the joint venture or third parties; and (iii) litigation between joint venture partners regarding joint venture matters. The Endako Mine mill expansion project is subject to the final approval of Sojitz Moly Resources Inc. There can be no assurance that such approval will be obtained, which may have a material adverse affect on the Endako Mine mill expansion project and the Corporation's financial condition.

The Corporation must comply with comprehensive environmental regulations and faces significant environmental risks, and the failure to comply could materially adversely affect its results of operations and financial condition.

        All phases of the Corporation's operations are subject to environmental regulation in Canada and the US Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that existing or future environmental regulation will not have a material adverse effect on the Corporation's business, financial condition and results of operations. The Corporation owns or owned or has had care, management or control of properties that may result in a requirement to remediate such properties that could involve material costs. In addition, environmental hazards may exist on the properties on which the Corporation holds interests that are unknown to the Corporation at present and that have been caused by previous or existing owners or operators of the properties. The Corporation may also acquire properties with environmental risks.

        Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations, including the Corporation, may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

        Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on the Corporation and cause increases in exploration expenses, remedial and reclamation obligations, capital expenditures or production costs, reduction in levels of production at producing properties, or abandonment or delays in development of new mining properties.

Regulation of greenhouse gas emissions effects and climate change issues may adversely affect the Corporation's operations and markets.

        Energy is a significant input to the Corporation's mining and processing operations. The Corporation's principal energy sources are electricity, purchased petroleum products, and natural gas. Many scientists believe that emissions from the combustion of carbon-based fuels contribute to greenhouse effects and therefore potentially to climate change.

        The US federal government may enact a carbon cap and trade or similar program for greenhouse gas ("GHG") emissions which may have a material impact on the Corporation's energy and other costs. On June 26, 2009, the US House of Representatives passed the American Clean Energy and Security Act of 2009 ("ACES") by a vote of 219 to 212. The US Senate debated, but did not bring to a final vote, a similar proposal. If enacted, ACES would establish a federal economy wide cap-and-trade program for carbon dioxide, methane and several other GHG's ACES would impose new performance standard on certain emissions industries. The cap-and-trade program, performance standards and other regulatory requirements in ACES could increase the costs and compliance obligations associated with energy intensive businesses, including mining. The EPA is also in the process of developing, through a combination of proposed new rules, a GHG reporting requirement and other emissions limitations pursuant to the Clean Air Act. These regulations could have a similar impact on coal-based and energy-intensive businesses as cap-and-trade legislation.

        In addition, several states have initiated legislative action on climate change, either independently or as part of a multi-state regional collaborative. The Regional Greenhouse Gas Initiative ("RGGI") is a cooperative effort by ten Northeast and Mid-Atlantic States to limit greenhouse gas emissions with several Canadian provinces participating as observers. RGGI is the first mandatory, market-based C02 emissions reduction program in the United States. The RGGI states have capped C02 emissions from the power sector and will require a 10 percent reduction in these emissions by 2018. The Western Climate Initiative ("WCI") is a cooperative effort of certain US states and Canadian provinces (including British Columbia and Ontario) that are collaborating to identify policies to reduce GHG emissions, including the design and implementation of a regional cap and trade program. The design for the WCI cap and trade program is comprehensive. When it is fully implemented in 2015, the WCI program will cover up to 90% of the GHG missions in WCI partner states and provinces. The Midwestern Greenhouse Gas Reduction Accord is a preliminary agreement between six Midwestern states and one Canadian province to address GHG emissions through a regional process. The Corporation will continue to monitor these developments along with other such initiatives and their potential impacts on operations. The Corporation will continue to assess energy efficiency opportunities across all of its operations with the goal of reducing both costs and GHG emissions.

        Internationally, a number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change. The December 1997 Kyoto Protocol established a set of greenhouse gas emission targets for developed countries that have ratified the Protocol. Representatives from many major world economies reconvened in Copenhagen in December 2009 to negotiate a new regulatory framework to replace the Kyoto Protocol, which expires in 2012. The Copenhagen meeting concluded without firm commitments for new GHG emission reductions from most nations, however many governments (including China) have pledged to begin to implement some form of climate change mitigation policy in the near future.

        Although neither the Kyoto Protocol nor any agreement from Copenhagen has been ratified by the United States, many believe that some form of federal climate change legislation or EPA regulation is likely to become effective in the next few years. If either occurs, it will result in increased future energy and compliance costs. For example, the Corporation may be required to install new equipment to reduce emissions from its processing facilities in order to comply with new regulatory standards or to mitigate the financial impact of a new climate change program. From a medium and long-term perspective, management believes the Corporation is likely to see an increase in costs relating to its assets that emit significant amounts of greenhouse gases as a result of regulatory initiatives in the U.S. and Canada. These regulatory initiatives will be either voluntary or mandatory and may impact the Corporation's operations directly or through suppliers or customers. Assessments of the potential impact of future climate change regulation are uncertain, given the wide scope of potential regulatory change in countries in which the Corporation operates.

        The potential physical impacts of climate change on the Corporation's operations are highly uncertain, and would be particular to the geographic circumstances. These may include changes in weather and rainfall patterns, water shortages, changing storm patterns and intensities, and changing temperatures. These effects may adversely impact the cost, production and financial performance of the Corporation's operations.

The Corporation must remove and reduce impurities and toxic substances naturally occurring in molybdenum and comply with applicable law relating thereto, which could result in remedial action and other costs.

        Mineral ores and mineral products, including molybdenum ore and molybdenum products, contain naturally occurring impurities and toxic substances. Although Thompson Creek has implemented procedures that are designed to identify, isolate and safely remove or reduce such impurities and substances, such procedures require strict adherence and no assurance can be given that employees, contractors or others will not be exposed to or be affected by such impurities and toxic substances, which may attract liability to the Corporation. A risk to the operation of the Thompson Creek Mine, the Endako Mine and the Langeloth Facility is that standard operating procedures may not identify, isolate and safely remove or reduce such substances. The Corporation is aware that both careful monitoring and effective control are vital, but there is still a risk that the presence of impurities or toxic substances in the Corporation's product may result in such product being rejected by the Corporation's customers, penalties being imposed due to such impurities or the products being barred from certain markets. Such incidents could require remedial action and could result in curtailment of operations.

        Legislation requiring manufacturers, importers and downstream users of chemical substances, including metals and minerals, to establish that the substances can be handled and used without negatively affecting health or the environment may impact the Corporation's operations and markets. These potential compliance costs, litigation expenses, regulatory delays, remediation expenses and operational costs could negatively affect the Corporation's financial results.

The age of Langeloth Facility requires the Corporation to expand significant capital to maintain and upgrade it.

        The Langeloth Facility began operations in 1924. It has been modernized through the years and modernization programs continue. Digital control systems are replacing old analog systems. The main electrical feed system and transformers are being replaced under current arc flash guidelines. Old structures are being upgraded for better access, lighting and heating conservation. All these projects require significant capital which could have a material adverse effect on the Corporation's business, financial condition or results of operations.

Geologic instability and old plant equipment at the Endako Mine could have a material adverse effect on the Corporation's results of operations and financial condition.

        Pit wall failures have occurred in the north and south walls about half way along the Endako pit where two major faults intersected. Both these areas have been identified as areas of weakness and are being monitored extensively. As a result of the failure of the south wall of the Endako pit in November 2007, although approval to continue mining in the area of the failure was received from the Ministry of Energy and Mines, Endako Mine made the decision to relocate all mining equipment and the in-pit crusher to the Denak West pit. These mining activities in 2008 and 2009 were in the Denak West pit.

        Most of the equipment in the mine is quite old and has been operated for many years. Endako Mine is currently in the process of replacing the older mine equipment. During 2008, four new 240-ton rear dump haul trucks were purchased and placed into service. Another shovel, additional trucks and a rotary drill are expected to be delivered in 2010.

        Any structural failures or unavailability of mine equipment could have a material adverse effect on the Corporation's business, financial condition or results of operations.

The Corporation is subject to substantial government regulation and changes to regulation or more stringent implementation could have a material adverse effect on the Corporation's results of operations and financial condition.

        The Corporation's mining, processing, development and mineral exploration activities are subject to various laws governing prospecting, development, production, taxes, labor standards and occupational health, mine safety, toxic substances and other matters. Mining and exploration activities are also subject to various laws and regulations relating to the protection of the environment. Although the Corporation believes that its exploration activities and mining operations are currently carried out in accordance with all applicable rules and regulations, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner that could limit or curtail production or development of the Corporation's properties. Amendments to current laws and regulations governing the Corporation's operations and activities or more stringent implementation thereof could have a material adverse effect on the Corporation's business, financial condition and results of operations.

Title to some of the Corporation's mineral properties may be challenged or defective. Any impairment or effect in title could have a negative impact on the Corporation's results of operations and financial condition.

        The acquisition of title to mineral properties is a very detailed and time-consuming process. Title to mineral concessions may be disputed. The Corporation did not undertake detailed title searches to ensure proper title to the properties acquired in connection with the Thompson Creek Acquisition and there is no guarantee that title to any of such properties will not be challenged or impaired. Third parties may have valid claims underlying portions of the Corporation's interests, including prior unregistered liens, agreements, transfers or claims, including aboriginal land claims, and title may be affected by, among other things, undetected defects. As a result, the Corporation may be constrained in its ability to operate its properties or unable to enforce its rights with respect to its properties. An impairment to, or defect in, the Corporation's title to its properties could have a material adverse effect on its business, financial condition or results of operations.

Intense competition could reduce the Corporation's market share or harm its financial performance.

        The mining industry is intensely competitive and the Corporation competes with many companies possessing greater financial and technical resources than the Corporation. Since mines have a limited life, the Corporation must compete with others who seek mineral reserves through the acquisition of new properties. In addition, the Corporation also competes for the technical expertise to find, develop, and operate such properties, the labor to operate the properties, and the capital for the purpose of funding such properties. Many competitors not only explore for and mine metals, but conduct refining and marketing operations on a global basis. Such competition may result in the Corporation being unable to acquire desired properties, to recruit or retain qualified employees or to acquire the capital necessary to fund its operations and develop its properties. The Corporation also competes with manufacturers of substitute materials or products for which molybdenum is typically used. Existing or future competition in the mining industry could materially adversely affect the Corporation's prospects for mineral exploration and success in the future.

The temporary shutdown of any of the Corporation's operations could expose it to significant costs and adversely affect its access to skilled labor.

        From time to time, the Corporation may have to temporarily shut down one or more of its mines if they are no longer considered commercially viable. There are a number of factors that may cause the Corporation's operations to be no longer commercially viable, many of which are beyond the Corporation's control. These factors include adverse changes in interest rates or currency exchange rates, decreases in the price of molybdenum or the market rates for treatment and refining charges, increases in concentrate transportation costs, and increases in labor costs. During such temporary shutdowns, the Corporation will have to continue to expend capital to maintain the plant and equipment. The Corporation may also incur significant labor costs as a result of a temporary shutdown if it is required to give employees notice prior to any layoff or to pay severance for any extended layoff. Furthermore, temporary shutdowns may adversely affect the Corporation's future access to skilled labor, as employees who are laid off may seek employment elsewhere. As well, if the Corporation's operations are shut down for an extended period of time, it may be required to engage in environmental remediation of the plant sites, which would require it to incur additional costs. Given the costs involved in a temporary shutdown of the Corporation's operations, it may instead choose to continue to operate those operations at a loss. This could have a material adverse effect on the Corporation's results of operations and financial conditions.

The Corporation is required to obtain government permits in order to conduct operations.

        Government approvals and permits are currently required in connection with all of the Corporation's operations, and further approvals and permits may be required in the future. The Corporation must obtain and maintain a variety of licenses and permits, including air quality control, water, electrical and municipal licenses. The duration and success of the Corporation's efforts to obtain permits are contingent upon many variables outside of its control. Obtaining governmental permits may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. There can be no assurance that all necessary permits will be obtained and, if obtained, that the costs involved will not exceed the Corporation's estimates or that the Corporation will be able to maintain such permits. To the extent such approvals are required and not obtained or maintained, the Corporation's operations may be curtailed or it may be prohibited from proceeding with planned exploration, development, or operation of mineral properties.

        The Langeloth Plant is currently operating with a National Pollutants Discharge Elimination System ("NPDES") permit and Title V air quality permit, the terms of which have expired. However, timely applications to renew both the NPDES and air quality permits have been filed and the Langeloth Plant is therefore authorized to continue to operate under its existing permits until renewed permits are issued. The plant is taking all steps necessary to meet its existing NPDES and air quality permit requirements. The Pennsylvania Department of Environmental Protection ("PaDEP") has yet to take action on the pending renewal of the plant's air quality permit. As proposed, the renewed NPDES permit would impose more stringent effluent limitations for several constituents which are present in the treated waste water associated with the operation of the Langeloth Plant, but affords the operator, a compliance (extension) schedule to come into compliance with certain of these new effluent limits. Violations of the existing, or new, air quality or NPDES permit conditions, at the Langeloth Plant could result in a range of criminal and civil penalties under federal Clean Water Act and Clean Air Act or the Pennsylvania Clean Streams Law or Air Pollution Control Act. There is no assurance that new air quality or NPDES permits will be issued and, once issued and final, will not contain more onerous requirements to which the Corporation must comply.

        Obtaining and maintaining the various permits for mine development operations at the Mount Emmons Project will be complex, time-consuming, and expensive. Changes in a mine's design, production rates, quality of material mined, and many other matters, often require submission of the proposed changes for agency approval prior to implementation. There can be no assurance that the required permits will be obtained. In addition, changes in operating conditions beyond the Corporation's control, or changes in agency policy and federal and state laws, could further affect the successful permitting of operations.

Disruption of transportation services or increased transportation costs could have a material adverse effect on the Corporation's business, financial condition and results of operations.

        Disruption of transportation services due to weather-related problems, strikes, lock-outs or other events could have a material adverse effect on the Corporation's business, financial condition and results of operations. If transportation for the Corporation's products becomes unavailable, the Corporation's ability to market its products could suffer. Additionally, increases in the Corporation's transportation costs relative to those of its competitors could make the Corporation's operations less competitive and could affect its profitability.

The Corporation is dependent upon key management personnel and executives.

        The Corporation is dependent upon a number of key management personnel, including the services of certain key Thompson Creek employees. The Corporation's ability to manage its exploration, development and operating activities, and hence its success, will depend in large part on the efforts of these individuals. The Corporation faces intense competition for qualified personnel, and there can be no assurance that the Corporation will be able to attract and retain such personnel. The Corporation does not maintain "key person" life insurance. Accordingly, the loss of the services of one or more of such key management personnel could have a material adverse effect on the Corporation.

From time to time, some of the Corporation's directors and officers may be involved with other natural resource companies.

        Certain of the directors and officers of the Corporation also serve or may serve as directors and/or officers of other companies involved in natural resource exploration and development and consequently there exists the possibility for such directors and officers to be in a position of conflict. As a result of any such conflict, the Corporation may miss the opportunity to participate in certain transactions, which may have a material adverse effect on the Corporation.

The Corporation's securities have experienced high price volatility and prices may be adversely affected by factors beyond its control.

        Securities of mining companies have experienced substantial volatility, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally, the recent recessionary economic conditions and market perceptions of the attractiveness of particular industries. The prices of the Corporation's securities are also likely to be significantly affected by short-term changes in molybdenum prices or in the Corporation's financial condition or results of operations as reflected in its quarterly earnings reports. Other factors unrelated to the Corporation's performance that may have an effect on the price of the common shares of the Corporation (the "Common Shares") and its common share purchase warrants (the "Warrants") include the following: the extent of analytical coverage available to investors concerning the Corporation's business; the lessening of trading volume and general market interest in the Corporation's securities; and the ability of some institutions to invest in the Corporation's securities.

        As a result of any of these factors, the market price of the Common Shares and the Warrants at any given point in time may not accurately reflect the Corporation's long-term value. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. The Corporation may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management's attention and resources.

The Corporation's business will depend on good relations with its employees.

        Production at the Corporation's mining operations depends on the efforts of its employees. Although most of the Corporation's employees are non-unionized, its subsidiary, Langeloth Metallurgical Company LLC, owner of the Langeloth Facility, has certain unionized employees. Although these unionized employees have agreed to "no-strike" clauses in their Collective Agreement, there can be no assurance that the Langeloth Plant, and consequently the Corporation's business, will not suffer from work stoppages. This Collective Agreement expires on March 11, 2010 and is currently being re-negotiated between the Corporation and the Union. After expiry of the collective agreement, either party may terminate upon seven days notice to the other party. Further, relations with the Corporation's non-unionized employees may be affected by changes in the scheme of labor relations that may be introduced by the relevant governmental authorities in whose jurisdictions the Corporation carries on business. Changes in such legislation or otherwise in the Corporation's relationship with its employees or Langeloth Metallurgical Company's relationship with its unionized employees may result in strikes, lockouts or other work stoppages, any of which could have a material adverse effect on the Corporation's business, results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 3.    LEGAL PROCEEDINGS

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 4A.    EXECUTIVE OFFICERS OF REGISTRANT

        Executive Officers of the Registrant

        Set forth below are the executive officers of the Corporation, their ages as of February 23, 2010 and their positions.

Name	Age	Position
Kevin Loughrey	59	Chairman, Chief Executive Officer and a Director
Pamela L. Saxton	57	Chief Financial Officer and Vice President, Finance
S. Scott Shellhaas	62	Chief Operating Officer
Mark A. Wilson	55	Vice President, Sales and Marketing
Dale E. Huffman	60	Vice President, General Counsel and Secretary

        Kevin Loughrey—Chairman, Chief Executive Officer and Director.    Mr. Loughrey is currently Chairman of the Board and Chief Executive Officer of the Corporation. In this capacity, Mr. Loughrey has overseen the activities of the Corporation since the Thompson Creek Acquisition in 2006. During that time, the Corporation was successfully listed on the New York Stock Exchange in November of 2007 and achieved record revenues of $1 billion in 2008. From 2005 until 2006 Mr. Loughrey was the President of Thompson Creek Metals Company (now Thompson Creek Metals Company USA) and as such was responsible for all of the Thompson Creek operations. From 1998 until 2005 he was the Senior Vice President, General Counsel and Secretary of such Company. He was the principal negotiator, on behalf of the Thompson Creek shareholders, of the Thompson Creek Acquisition. Mr. Loughrey has also been the Senior Vice President and General Counsel for First Dynasty Mines Ltd. and Cyprus Minerals Company. Mr. Loughrey was responsible for complex legal matters including several major acquisitions, listing Cyprus on the New York Stock Exchange, and was prominent in the 1993 merger of Cyprus with Amax Metals Company. Mr. Loughrey has 30 years of experience in the mining business. Mr. Loughrey holds a Bachelor of Arts from Colorado State University and a law degree from the University of Houston.

        Pamela L. Saxton—Chief Financial Officer and Vice President, Finance.    Ms. Saxton joined the Corporation on August 4, 2008 and became Chief Financial Officer and Vice President, Finance on October 16, 2008. Ms. Saxton has over 30 years of domestic and international finance and accounting experience within and outside the mining industry. She was previously Vice President, Finance—U.S. Operations for Franco-Nevada U.S. Corporation, located in Highlands Ranch, Colorado. Prior to joining Franco-Nevada in 2007, Ms. Saxton was the Vice President and Chief Financial Officer of Colorado-based NewWest Gold Corporation. From 2004 to 2006, she was with First Data Corporation as Vice President and Controller—Payments Division in Englewood, Colorado. Ms. Saxton also served as Vice President Finance, Corporate Controller and Chief Accounting Officer of J.D. Edwards & Company in Denver from 1994 to 2003. Prior to that, she was Vice President and Controller of Amax Gold, Inc. and Assistant Controller of Cyprus Amax Minerals Company from 1987 to 1994. Ms. Saxton holds a Bachelor of Science in Accounting from the University of Colorado in Boulder. She is a member and past Chair of the Board for the Colorado Association of Commerce and Industry and a member of the Board of Advisors to the Business School at the University of Colorado at Denver.

        S. Scott Shellhaas—Vice President and Chief Operating Officer.    Mr. Shellhaas joined the Corporation as Vice President and Chief Operating Officer on August 10, 2009. From 2000 to 2007, Mr. Shellhaas was the CEO designate for venture capital development projects involving coal, iron and steel producers within the United States. He then was Vice President of Richmond, Virginia-based Imagin Natural Resources, a start-up natural resource company focusing on the acquisition and operation of coal assets. After leaving Imagin in 2008, he provided executive management consulting services to natural resource and energy companies before joining the Corporation. He has over 25 years of international executive management and operating experience within the mining industry.

Mr. Shellhaas' mining career started with Cyprus Amax Minerals Company where he was a managing attorney from 1982 to 1989. He subsequently served in operating positions, including: President of Cyprus Australia Gold Company (1989-1991), a gold and copper producer in Australia; President of Cyprus Northshore Mining Company (1991-1994), an iron ore producer in Minnesota; President of Cyprus Foote Mineral Company (1993-1996), an international lithium producer operating in Chile and the United States; and President and Chief Operating Officer of Amax Gold Inc. (1996-1998), a publicly traded global gold producer. From 1998 to 2000, he was President of Cyprus Australia Coal Company, a coal producer in Australia, and Chairman and Chief Executive Officer of Oakbridge Proprietary Ltd., an associated coal producing and marketing joint venture and consortium. From 2000 to 2007, Mr. Shellhaas was the CEO designate for venture capital development projects involving coal, iron and steel producers within the United States. He then was Vice President of Richmond, Virginia-based Imagin Natural Resources, a start-up natural resource company focusing on the acquisition and operation of coal assets. After leaving Imagin in 2008, he provided executive management consulting services to natural resource and energy companies. Mr. Shellhaas has a Bachelor of Arts in Economics from the University of North Carolina-Chapel Hill and a Juris Doctor with Honors from the University of Wyoming School of Law.

        Mark A. Wilson—Vice President, Sales and Marketing.    Mr. Wilson joined Thompson Creek Metals Company in 2005 and currently is Vice President, Sales and Marketing for the Corporation. For several years immediately prior to joining the Corporation, he was owner and manager of a sales and distribution business. Having worked for more than 20 years in the mining industry, Mr. Wilson has extensive experience in marketing, business development and finance. He consulted for Climax Molybdenum Company on new product development (2001-2002) and served as President, Chief Executive Officer and Chief Financial Officer for Goldbelt Resources Ltd., a Canadian public company focused on mineral exploration in Kazakhstan (1996-1999). From 1981 to 1996, he was employed by Cyprus Amax Minerals Company in increasingly responsible roles including Vice President of Business Development and Manager of Molybdenum Marketing. Mr. Wilson holds a B.S. in Geology and Geophysics from Yale University and a M.A. in Law and Diplomacy from the Fletcher School of Law and Diplomacy.

        Dale E. Huffman—Vice President, General Counsel and Secretary.    Mr. Huffman is currently Vice President, General Counsel and Secretary of the Corporation. Mr. Huffman joined the Corporation in November 2006. Immediately prior to then, he was engaged in the private practice of law for several years. He has over 25 years of in-house and outside counsel experience in the mining industry representing a wide variety of corporate clients both domestic and international and including almost nineteen years as Counsel for Cyprus Amax Minerals Company. His areas of expertise include contract structuring and negotiation, financing, anti-trust compliance, environmental compliance, litigation defense, mergers and acquisitions, securities, and human resources law. He earned his law degree at UCLA.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

        The Common Shares are listed and posted for trading on the New York Stock Exchange ("NYSE") under the symbol "TC" and the Toronto Stock Exchange ("TSX") under the symbol "TCM". The following table sets forth information relating to the price of the Common Shares on the NYSE and TSX for the months indicated.

		Price Range of Common Shares
		NYSE (US$)		TSX (C$)
		High	Low	High	Low
2008	1st quarter	20.90	12.78	20.50	12.65
	2nd quarter	24.60	17.20	24.00	17.44
	3rd quarter	19.69	8.96	20.05	9.31
	4th quarter	9.42	2.44	10.04	3.15
2009	1st quarter	5.69	2.69	6.72	3.48
	2nd quarter	12.42	3.87	13.62	4.91
	3rd quarter	15.64	9.06	16.50	10.56
	4th quarter	13.38	10.00	13.75	10.82

        The price of the Common Shares as quoted by the NYSE at the close of business on December 31, 2009 was $11.72 and on February 23, 2010 was $13.39. The price of the Common Shares as quoted by the TSX at the close of business on December 31, 2009 was C$12.33 and on February 23, 2010 was C$14.12. As of February 23, 2010, there were estimated to be approximately 30,000 holders of the Common Shares.

        In addition, the Corporation has common share purchase warrants (exercise price of C$9.00, expiring on October 23, 2011) that are listed and posted for trading on the TSX under the symbol "TCM.WT".

Dividends

        The Corporation has not declared or paid any dividends on its Common Shares since the date of its formation. The Corporation intends to retain its earnings, if any, to finance the growth and development of its business and has no present intention of paying dividends or making any other distributions in the foreseeable future.

Stock Repurchase

        In September 2008, the Corporation filed a normal course issuer bid (the "Bid") with the Toronto Stock Exchange. Under the Bid, the Corporation could have purchased a maximum of 12,300,000 Common Shares for cancellation including up to 6,252,303 Common Shares though the facilities of the New York Stock Exchange. In 2008, the Corporation has purchased and cancelled an aggregate of 2,802,815 Common Shares. The Corporation did not re-purchase any shares under the Bid in 2009. This program expired on September 28, 2009 and was not renewed.

        The following graph compares the cumulative total shareholder return for C$100 invested in Common Shares on December 31, 2004 against the cumulative total shareholder return of the S&P/TSX Composite Index and the S&P/TSX Composite Index—Materials for the five most recently completed financial years of the Corporation, assuming the reinvestment of all dividends.

2009 Performance Graph

	2004	2005	2006	2007	2008	2009
Thompson Creek Metals Company Inc.	$100.00	$388.89	$5,483.33	$9,433.33	$2,722.22	$6,850.00
S&P/TSX Composite Index	$100.00	$124.13	$145.55	$159.86	$107.10	144.65
S&P/TSX Composite Index—Materials	$100.00	$115.32	$161.24	$210.03	$154.41	$207.17

*
Total return assumes reinvestment of dividends.

**
The comparison assumes $100 invested on December 31, 2004.

        The foregoing Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Corporation specifically incorporates it by reference into such filing.

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data is derived from the Corporation's audited consolidated financial statements. The consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). The consolidated financial statements for fiscal years ended December 31, 2008, 2007 and 2006 presented herein were recast from generally accepted accounting principles in Canada ("Canadian GAAP") to US GAAP. These historical results are not necessarily indicative of results for any future period. The following table includes the adjusted non-GAAP financial measures "adjusted net income", "adjusted net income per share—basic", and "adjusted net income per share—diluted". For a definition of these adjusted non-GAAP measures and reconciliation to the most directly comparable financial measure calculated and presented in accordance with GAAP, please read "Non-GAAP Financial Measures" in Item 7 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2009		2008	2007		2006(a)
	(US dollars in millions, except per share amounts)
Statement of Operations Data:
Revenue
Molybdenum sales	$361.9		$992.2		$891.1		$147.7
Tolling, calcining and other	11.5		19.2		23.3		3.1

	373.4		1,011.4		914.4		150.8

Cost of sales
Operating expenses	241.3		557.4		588.8		147.3
Selling and marketing	6.2		10.1		9.0		1.2
Depreciation, depletion and amortization	43.4		40.0		48.2		4.7
Accretion expense	1.4		1.7		1.7		0.1

	292.3		609.2		647.7		153.3

Income from mining and processing	81.1		402.2		266.7		(2.5)
Other (income) expenses	135.1	(b)	104.8		65.4		26.2
Income and mining taxes (benefit)	2.0		124.3		61.7		(7.6)

Net (loss) income	$(56.0	)(b)	$173.1		$139.6		$(21.1)

Net (loss) income per share
—basic	$(0.44	)(b)	$1.45		$1.27		$(0.37)
—diluted	$(0.44	)(b)	$1.31		$1.10		$(0.37)
Basic weighted-average shares outstanding	127.5		119.5		110.2		57.7
Diluted weighted-average shares outstanding	127.5		131.7		126.6		57.7
Adjusted non-GAAP Measures:(c)
Adjusted net income(c)	$37.4	(c)	$241.3	$	n/a	$	n/a
Adjusted net income per share—basic(c)	$0.29	(c)	$2.02	$	n/a	$	n/a
Adjusted net income per share—diluted(c)	$0.29	(c)	$1.83	$	n/a	$	n/a
Other Financial Data:
Cash generated by operating activities	$105.9		$389.0		$148.4		$75.4
Capital expenditures	$66.1		$101.3		$14.7		$4.5
Balance Sheet Data as of December 31:
Cash and cash equivalents	$158.5		$258.0		$113.7		$98.1
Short-term investments	$353.0		$—		$—		$—
Total assets	$1,344.6		$1,046.4		$1,083.0		$899.9
Total debt	$12.9		$17.3		$237.4		$397.8
Total liabilities	$359.2	(b)	$255.8		$612.0		$675.7
Shareholders' equity	$985.4	(b)	$790.6		$471.0		$224.2

(a)
The 2006 period is from inception (October 26, 2006) through December 31, 2006.

(b)
On January 1, 2009 the Corporation adopted the guidance issued by the Emerging Issues Task Force ("EITF"), which requires our outstanding common stock purchase warrants to be accounted for as a derivative with changes in the fair market value recorded in net income (loss). Net loss for 2009 includes a non-cash unrealized loss of $93.4 million, or $(0.73) per basic and diluted share.

(c)
See "Non-GAAP Financial Measures" in Item 7 of this Annual Report on Form 10-K for the definition and calculation of these non-GAAP measures.

ITEM 7. and 7A.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        This Management's Discussion and Analysis ("MD&A") of consolidated financial condition and results of operations of Thompson Creek was prepared as of February 25, 2010, and should be read in conjunction with the Consolidated Financial Statements in Item 8 and Risk Factors in Item 1A of this Annual Report on Form 10-K.

        The Corporation determined that as of June 30, 2009 more than 50% of its outstanding shares were held by US residents. Therefore, as of January 1, 2010, the Corporation is a domestic registrant and is required to comply with US Securities and Exchange Commission public reporting filing requirements. As a result, the consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US ("US GAAP"). Prior to becoming a domestic registrant in the US, the Corporation prepared its consolidated financial statements in accordance with generally accepted accounting principles in Canada ("Canadian GAAP"). The consolidated financial statements for prior periods presented herein were recast from Canadian GAAP to US GAAP. Material measurement differences between US GAAP and Canadian GAAP are described in Note 22 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

        All dollar amounts are expressed in US dollars unless otherwise indicated. Additional information on the Corporation is available on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com

Business Overview

        Thompson Creek is a North American molybdenum mining company, governed by the laws of British Columbia, with vertically integrated mining, milling, processing and marketing operations in Canada and the US. The Corporation's operations include the Thompson Creek Mine (mine and mill) in Idaho, the Langeloth Facility in Pennsylvania and a 75% joint venture interest in the Endako Mine (mine, mill and roaster) in British Columbia. In addition, the Corporation has two underground molybdenum development projects comprised of the Davidson Project, located in British Columbia, and an option to acquire up to 75% of the Mount Emmons Project, located in Colorado.

Highlights 2009

  •
  Net loss for 2009 was $56.0 million, or $0.44 per basic and diluted common share, which included a non-cash unrealized loss on common share purchase warrants of $93.4 million, or $0.73 per basic and diluted common share. Non-GAAP adjusted net income for the year (excluding the non-cash unrealized loss on the warrants) was $37.4 million, or $0.29 per basic and diluted common share. See "Non-GAAP Financial Measures" below for the definition and calculation of adjusted net income.

  •
  Non-cash unrealized loss on common stock purchase warrants of $93.4 million for 2009 was the result of a requirement under US GAAP to account for the Corporation's outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income (loss).

  •
  Consolidated revenues for 2009 were $373.4 million, down approximately 63% from 2008 as a result of significantly lower molybdenum sales prices. The average realized sales price for molybdenum for the year was $11.28 per pound, down 62% from $30.04 per pound for 2008.

  •
  Mined molybdenum production in 2009 was 25.3 million pounds, down 3% from 26.0 million pounds in 2008.

  •
  Average cash cost per pound produced for 2009 was $5.84 per pound, compared to $7.54 per pound in 2008. See "Non-GAAP Financial Measures" below for the calculation of cash cost per pound.

  •
  Operating cash flows were $105.9 million for 2009, compared to $389.0 million in 2008.

  •
  Capital expenditures incurred for 2009 were $60.2 million, comprised of $39.7 million of capital expenditures for the mines and Langeloth Facility together with $20.5 million of capital costs for the mill expansion project at the Endako Mine (75% share).

  •
  Total cash, cash equivalents and short-term investments at December 31, 2009 were $511.5 million, compared to $258.0 million as of December 31, 2008. On September 16, 2009, the Corporation completed an equity issuance of 15.5 million shares and received $194.6 million in net proceeds. Total debt as of December 31, 2009 was $12.9 million compared to $17.3 million as of December 31, 2008.

Outlook

Molybdenum Market

        In September 2008, the price for molybdenum oxide was over $30 per pound. The price declined dramatically during the fourth quarter of 2008 and the first four months of 2009, reaching a low of $7.70 per pound in April 2009. This decline was primarily due to the collapse in demand from the steel industry for molybdenum bearing grades of steel. During June through August of 2009, the price of molybdenum rose sharply, reaching a year-to-date high of $18.30 per pound in August 2009. The price of molybdenum was volatile during the remainder of 2009, with the average Platts Metals Week published price for molybdenum oxide of $11.53 per pound for the fourth quarter of 2009 (with a weekly low of $10.60 per pound in November 2009) and $11.29 per pound for the month of December 2009.

        At the start of 2010, the molybdenum price began to increase. By January 18, the average Platts Metals Week published price for molybdenum oxide for the week had increased to $15.00 per pound, and for the week of February 22, 2010, the average Platts Metals Week published price for molybdenum oxide was $16.75 per pound.

        The Corporation expects that demand from Western and Japanese steel mills will continue to improve and imports of molybdenum into China will diminish. However, the Corporation believes that the price of molybdenum will depend on the pace of re-supply from Chinese mines in addition to the pace of improving demand from Western and Japanese steel mills. Nonetheless, the Corporation expects that the demand and sales price for molybdenum will increase within the next 18 months and, for this reason among others, the Corporation's Board of Directors approved the resumption of the mill expansion at its 75%-owned Endako Mine (subject to the joint venture partner approval) during the third quarter of 2009.

        There can be no assurance, however, that molybdenum demand will strengthen or that molybdenum prices will further improve. Any significant weakness in demand or reduction in molybdenum prices may have a material adverse effect on the Corporation's operating results and financial condition.

Operations

        For 2010, the Corporation expects molybdenum production volumes to be 29 to 32 million pounds, with the Thompson Creek Mine at approximately 22 to 24 million pounds and the 75% share of the Endako Mine at 7 to 8 million pounds (unchanged from previous guidance). For 2010, anticipated average cash costs per pound produced are estimated at $6 to $7 per pound, with $5.50 to $6.50 per pound at the Thompson Creek Mine and $7 to $8 per pound at the Endako Mine (assuming a US$1=C$1.05), which is unchanged from previous guidance. For the Endako Mine, a $0.01 change in the Canadian foreign exchange rate would result in a $0.10 change in the cash cost per pound produced.

        The Corporation expects to sell 27 to 30 million pounds of its mined production (unchanged from previous guidance). The Corporation has some flexibility in building or depleting inventory levels depending upon the economic conditions and the related demand and sales price for molybdenum. The Langeloth Facility is planning a five-week shut-down in late April 2010 for maintenance and repairs. The Corporation expects to build inventory through the first four months of 2010 in anticipation of this shut-down. For 2010, the Corporation currently has forward sales contracts for approximately 1.5 million pounds at an average fixed-price of $14.54 per pound for molybdenum oxide.

        Capital expenditures for 2010 are expected to be $298 million, comprised of $89 million in capital expenditures for the mines and Langeloth Facility and $209 million for its 75% share of capital expenditures required for the mill expansion project at the Endako Mine (unchanged from previous guidance). The mill expansion project at the Endako Mine includes the construction of a new, modern Endako mill, which will replace the existing 45-year-old mill and raise ore-processing capacity from the existing 31,000 tons per day to 55,000 tons per day. Operating permits required by the mill expansion are proceeding, including the development of a closure plan for expanded waste dumps and tailing facilities and minor amendments to the Mining Act permit. Consultations with First Nations (local Aboriginal peoples) by the Corporation and the government of British Columbia ("BC Government") pertaining to these permits are proceeding.

        In 2010, the Corporation expects to conduct exploration drilling at both of its operating mines totaling $2 to $4 million (unchanged from previous guidance). For 2010, the Corporation expects to spend approximately $7 to $9 million under the option agreement with U.S. Energy Corporation on the Mount Emmons Project for an ongoing pre-feasibility study, further engineering evaluations, and ongoing project maintenance (unchanged from previous guidance). The Corporation is conducting an internal re-evaluation of the Davidson Project regarding various operating alternatives and related economic analysis. As a result, the Corporation expects to have minimal expenditures on the Davidson Project in 2010 (unchanged from previous guidance).

Selected Consolidated Financial and Operational Information

	Three months ended December 31,		Years ended December 31,
(US$ in millions except per share and per pound amounts)	2009	2008(1)	2009	2008(1)	2007(1)
	(unaudited)
Financial
Revenue
Molybdenum sales	$103.3	$176.5	$361.9	$992.2		$891.1
Tolling, calcining and other	2.9	5.1	11.5	19.2		23.3

	106.2	181.6	373.4	1,011.4		914.4

Cost of sales
Operating expenses	68.1	86.8	241.3	557.4		588.8
Selling and marketing	1.6	2.0	6.2	10.1		9.0
Depreciation, depletion and amortization	11.4	12.1	43.4	40.0		48.2
Accretion expense	0.4	0.3	1.4	1.7		1.7

	81.5	101.2	292.3	609.2		647.7

Income from mining and processing	24.7	80.4	81.1	402.2		$266.7
Other (income) expenses	4.1	68.7	135.1	104.8		65.4
Income and mining taxes (benefit)	(5.4)	35.5	2.0	124.3		61.7

Net income (loss)	$26.0	$(23.8)	$(56.0)	$173.1		$139.6

Net income (loss) per share:
Basic	$0.19	$(0.19)	$(0.44)	$1.45		$1.27
Diluted	$0.18	$(0.19)	$(0.44)	$1.31		$1.10
Cash generated by operating activities	$26.7	$173.1	$105.9	$389.0		$148.4
Adjusted non-GAAP Measures:(2)
Adjusted net income(2)	$20.4	$44.4	$37.4	$241.3	$	n/a
Adjusted net income per share—basic(2)	$0.15	$0.36	$0.29	$2.02	$	n/a
Adjusted net income per share—diluted(2)	$0.14	$0.36	$0.29	$1.83	$	n/a
Operational Statistics (unaudited)
Mined molybdenum production (000's lb)(3)	6,268	7,773	25,260	26,045		16,366
Cash cost ($/lb produced)(4)	$6.61	$6.01	$5.84	$7.54		$10.03
Molybdenum sold (000's lb):
Thompson Creek and Endako Mine product	6,889	6,558	27,389	22,349		19,477
Purchased and processed product	1,464	1,565	4,683	10,681		11,492

	8,353	8,123	32,072	33,030		30,969

Average realized price ($/lb)(2)	$12.37	$21.72	$11.28	$30.04		$28.77

(1)
Recast in US GAAP.

(2)
See "Non-GAAP Financial Measures" for the definition and calculation of these non-GAAP measures.

(3)
Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide ("HPM") from the Corporation's share of production from the mines; excludes molybdenum processed from purchased product.

(4)
Weighted-average of Thompson Creek Mine and Endako Mine cash costs (mining, milling, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for the Thompson Creek Mine, which only produces molybdenum sulfide on site, includes an estimated molybdenum loss, an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs. See "Non-GAAP Financial Measures" for additional information.

	December 31, 2009	December 31, 2008(1)
Cash and cash equivalents	$158.5	$258.0
Short-term investments	$353.0	$—
Total assets	$1,344.6	$1,046.4
Total debt	$12.9	$17.3
Total liabilities	$359.2	$255.8
Shareholders' equity	$985.4	$790.6
Shares outstanding (000's)	139,511	122,253

(1)
Recast in US GAAP.

Summary of Quarterly Results
(US$ in millions except per share and per pound amounts—unaudited and recast in US GAAP)

	Dec 31 2009	Sep 30 2009	Jun 30 2009	Mar 31 2009	Dec 31 2008	Sep 30 2008		Jun 30 2008		Mar 31 2008
Financial
Revenue	$106.2	$114.4	$74.0	$78.8	$181.6		$331.1		$243.9		$254.8
Income from mining and processing	$24.7	$38.1	$9.8	$8.5	$80.4		$148.3		$103.3		$70.2
Net income (loss)	$26.0	$(1.4)	$(89.3)	$8.7	$(23.8)		$94.8		$59.5		$42.6
Income (loss) per share:
—basic	$0.19	$(0.01)	$(0.73)	$0.07	$(0.19)		$0.76		$0.51		$0.38
—diluted	$0.18	$(0.01)	$(0.73)	$0.07	$(0.19)		$0.69		$0.44		$0.33
Adjusted non-GAAP Measures:(1)
Adjusted net income (loss)(1)	$20.4	$14.3	$(6.3)	$9.0	$44.4	$	n/a	$	n/a	$	n/a
Adjusted net income (loss) per share:(1)
—basic(1)	$0.15	$0.11	$(0.05)	$0.07	$0.36	$	n/a	$	n/a	$	n/a
—diluted(1)	$0.14	$0.11	$(0.05)	$0.07	$0.36	$	n/a	$	n/a	$	n/a
Cash generated by operating activities	$26.7	$28.5	$13.9	$36.8	$173.1		$102.5		$52.8		$60.6
Operational Statistics
Mined molybdenum production (000's lb)	6,268	6,221	6,714	6,057	7,773		6,499		6,184		5,589
Cash cost ($/lb produced)(1)	$6.61	$5.67	$5.21	$5.93	$6.01		$7.33		$8.85		$8.29
Molybdenum sold (000's lb):
Thompson Creek and Endako Mine	6,889	7,445	6,505	6,549	6,558		6,879		4,830		4,082
Purchased and processed product	1,464	1,324	997	898	1,565		3,044		2,500		3,572

	8,353	8,769	7,502	7,447	8,123		9,923		7,330		7,654

Average realized price ($/lb)(1)	$12.37	$12.75	$9.41	$10.14	$21.72		$32.85		$32.68		$32.69

(1)
See "Non-GAAP Financial Measures" for the definition and calculation of these non-GAAP measures.

Financial Review

Three Months Ended December 31, 2009 (Unaudited)

Net Income

        Net income for the three months ended December 31, 2009 was $26.0 million or $0.19 per basic share and $0.18 per diluted share, compared to net loss of $(23.8) million, or $(0.19) per basic share and diluted share, for the same period in 2008. Net income for the fourth quarter of 2009 includes a non-cash unrealized gain on common share purchase warrants of $5.6 million, or $0.04 per basic share and diluted share. This non-cash unrealized gain on common stock purchase warrants of $5.6 million for the fourth quarter of 2009 is the result of a requirement under US GAAP to account for the Corporation's outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income (loss). The 2008 fourth quarter included a non-cash write-down of goodwill of $68.2 million. Non-GAAP adjusted net income for the 2009 quarter (excluding the non-cash unrealized gain on the warrants) was $20.4 million ($0.15 per basic share and $0.14 per diluted share). Non-GAAP adjusted net income for 2008 (excluding the non-cash goodwill impairment) was $44.4 million ($0.36 per basic share and diluted share). See "Non-GAAP Financial Measures" below for the definition and calculation of adjusted net income.

        During the 2009 fourth quarter the Corporation granted stock options and, as a result, the 2009 fourth quarter also included total stock-based compensation expense (after-tax) of $2.9 million. There was no comparable stock option grant in the 2008 quarter. The 2008 fourth quarter also included an after-tax valuation allowance against the carrying value of finished goods inventories of $2.9 million.

        Revenues for the three months ended December 31, 2009 were $106.2 million, down $75.4 million or 42% from $181.6 million for the same period in 2008. The average realized sales price for molybdenum for the fourth quarter of 2009 was $12.37 per pound, down 43% from $21.72 per pound for the fourth quarter of 2008. Molybdenum sold from the Corporation's mines in the fourth quarter of 2009 was 6.9 million pounds, up 5% from 6.6 million pounds sold in the same period in 2008. Sales volumes from third party product purchased, processed and resold were 1.5 million pounds for the fourth quarter of 2009 compared to 1.6 million pounds for the same period in 2008. Revenues from toll roasted material for third parties were down 43% in the fourth quarter of 2009 relative to the same period in 2008 due to lower demand for these services in 2009 compared to 2008.

        Operating expenses for the three months ended December 31, 2009 were $68.1 million, down $18.7 million or 22% from $86.8 million for the same period in 2008. Prices for third party molybdenum purchases (that were purchased, processed and resold) were down significantly during the fourth quarter of 2009 from the same quarter of 2008 which was the primary reason for the decline in operating expenses in the 2009 quarter.

        The non-GAAP financial measure of cash cost per pound produced from the Corporation's mines increased in the fourth quarter of 2009 to $6.61 per pound produced from $6.01 per pound produced for the comparable quarter in 2008. The increase in the cash cost per pound produced was primarily due to decreased production as a result of lower tons milled from the Thompson Creek Mine in the fourth quarter of 2009 compared to the fourth quarter of 2008 and higher repairs and maintenance costs at the Thompson Creek Mine in the fourth quarter of 2009. See "Non-GAAP Financial Measures" below for the calculation of cash cost per pound produced.

        Depreciation, depletion and amortization expense for the fourth quarter of 2009 was $11.4 million compared to $12.1 million for the fourth quarter of 2008. This decrease was primarily due to the effects of increased mineral reserve estimates established at the Thompson Creek Mine late in the third quarter of 2009, which was partially offset by the higher volume of molybdenum sold in the fourth quarter of 2009 compared to the fourth quarter of 2008. Product inventory costs include depreciation, depletion and amortization.

        Total other (income) expense for the fourth quarter of 2009 was $4.1 million compared to $68.7 million for the fourth quarter of 2008. The fourth quarter of 2009 included an unrealized gain on common stock warrants of $5.6 million. The fourth quarter of 2008 included a write-down of goodwill of $68.2 million and a foreign exchange gain of $16 million. Additionally, during the fourth quarter of 2008, the US dollar ("US$") strengthened against the Canadian dollar ("C$"), which resulted in a foreign exchange gain on US$ cash balances that have the C$ as their measurement currency.

        The Corporation had a net tax benefit for the fourth quarter of 2009 of $5.4 million compared to net tax expense of $35.5 million for the fourth quarter of 2008. The fourth quarter of 2009 was impacted by a re-evaluation of US state income taxes, which resulted in a net tax benefit for the quarter. Additionally, the non-cash unrealized gain on common stock purchase warrants during the fourth quarter of 2009 did not generate any income tax expense. For the fourth quarter of 2008, the non-cash goodwill impairment did not generate any tax benefit. Income and mining taxes for the fourth quarter of 2009 also benefitted by proportionately higher percentage depletion deduction and foreign tax differences compared to the fourth quarter of 2008 primarily due to lower average realized molybdenum prices which reduced taxable income.

Cash Flows

        Cash generated by operating activities for the three months ended December 31, 2009 was $26.7 million compared to $173.1 million for the same period in 2008. This decline in cash flow from operations was primarily a result of lower average realized sales prices on molybdenum sales in the 2009 fourth quarter compared to the 2008 fourth quarter.

Three Years Ended December 31, 2009

Net Income (Loss)

        Net loss for the year ended December 31, 2009 was $56.0 million (or $0.44 per basic share and diluted share), compared to net income of $173.1 million in 2008 (or $1.45 per basic share and $1.31 per diluted share). Net loss for 2009 includes a non-cash unrealized loss on common share purchase warrants of $93.4 million, or $0.73 per basic share and diluted share. This non-cash unrealized loss on common stock purchase warrants of $93.4 million for 2009 is the result of a requirement under US GAAP to account for the Corporation's outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income (loss) in each reporting period beginning January 1, 2009. Non-GAAP adjusted net income for 2009 (excluding the non-cash unrealized loss on the warrants) was $37.4 million ($0.29 per basic share and diluted share). Non-GAAP adjusted net income for 2008 (excluding the non-cash goodwill impairment) was $241.3 million ($2.02 per basic share and $1.83 per diluted share). See "Non-GAAP Financial Measures" below for the definition and calculation of adjusted net income. Net loss for 2009 also included an after-tax compensation charge of $2.8 million (or $0.02 per basic share and diluted share) related to a voluntary stock option surrender program completed in June 2009, and an after-tax foreign exchange loss of $10.7 million (or $0.08 per basic share and diluted share).

        Net income for 2008 was $173.1 million (or $1.45 per basic share and $1.31 per diluted share) compared to $139.6 million for the year ended December 31, 2007 (or $1.27 per basic share and $1.10 per diluted share). During 2008, the Corporation recorded a charge of $68.2 million related to the write-down of goodwill, and an after-tax impairment of $3.0 million on finished goods inventories.

Revenues

        Revenues for 2009 were $373.4 million, down $638 million or 63% from $1,011.4 million for 2008. The average realized sales price for molybdenum for 2009 was $11.28 per pound, down 62% from $30.04 per pound for 2008. Molybdenum sold from the Corporation's mines during 2009 was 27.4 million pounds, up 5.1 million pounds from 22.3 million pounds sold in the prior year. Sales volumes in 2008 were impacted by less product being available for sale during 2008 due to lower production at the Corporation's mines during the fourth quarter of 2007. Sales volume from third party product purchased, processed and resold was 4.7 million pounds for 2009 compared to 10.7 million pounds for 2008. This volume variance was primarily due to increased purchases during the fourth quarter of 2007 and the first quarter of 2008 in order to meet 2008 sales demand. Revenues from toll roasted material for third parties were down approximately 40% in 2009 compared to 2008 due to lower demand for these services in the current year.

        Revenues for 2008 were up $97.0 million or 11% from $914.4 million for 2007. This increase reflected higher molybdenum sales volume and higher average realized sales prices in 2008. Molybdenum sold from the Corporation's mines in 2008 was up 15% from 19.5 million pounds sold in 2007. Sales volumes in 2008 were higher than 2007 primarily due to increased production levels. The average realized sales price for molybdenum sales in 2008 was $30.04 per pound compared to $28.77 per pound in 2007. The volume of material toll roasted and processed for third parties was down 7% in 2008 relative to 2007 due to lower demand for these services in 2008.

Operating expenses

        Operating expenses for 2009 were $241.3 million, down $316.1 million or 57% from $557.4 million for 2008. Sales volumes and related costs for the third party material that was purchased, processed and resold were down significantly during 2009 compared to 2008 which was the primary reason for the significant decline in operating expenses in 2009. Additionally, operating expenses declined due to a lower cash cost per pound produced from the Corporation's mines in 2009 compared to 2008.

        The non-GAAP financial measure of cash cost per pound produced from the Corporation's mines declined in 2009 to $5.84 per pound produced from $7.54 per pound produced for 2008. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced. The decline in the cash cost per pound produced was primarily due to a higher ore grade at the Thompson Creek Mine together with lower mining and milling costs from both of the Corporation's mines as a result of planned cost reduction measures in 2009. In addition, the 2009 cash cost per pound produced reflected lower costs for grinding media and consumables compared to 2008 combined with favorable foreign exchange rates (converting C$ costs to US$ costs). Offsetting the above, the 2009 cash costs were impacted by a two-week planned shutdown at both mines in the third quarter of 2009, which reduced production in the third quarter of 2009.

        Operating expenses for 2008 were $557.4 million, down $31.4 million or 5% from $588.8 million in 2007. The comparative operating expense amount for 2007 included $29.6 million in non-cash costs related to fair value adjustments arising from the purchase price allocated to inventory on hand at the acquisition of Thompson Creek USA which were sold in the 2007 period, with no comparable item in the 2008 period. For 2008, operating expenses included a finished goods inventory write-down of $4.9 million ($2.9 million after-tax) as a result of the sharp decline in molybdenum prices during the fourth quarter of 2008. After adjusting for the various inventory variances for 2007 and 2008, the remaining decrease was due to a lower volume and related cost of third party molybdenum product purchased, processed and resold in 2008 compared to 2007.

        The non-GAAP financial measure of cash cost per pound produced in 2008 decreased to $7.54 per pound produced from $10.03 per pound produced in 2007. See "Non-GAAP Financial Measures" below for the calculation of cash cost per pound produced. The decline in cash cost per pound produced was primarily due to increased production in 2008 as a result of higher ore grades, recoveries and throughput at the Corporation's mines, which were partially offset by higher labor costs, higher milling costs (due primarily to higher grinding ball costs and freight costs) and higher mining costs (primarily due to increased fuel and consumption costs).

Depreciation, depletion and amortization expense

        Depreciation, depletion and amortization expense for 2009 was $43.4 million or 9% more than $40.0 million for 2008. This increase was primarily due to a draw-down of product inventory from the Corporation's mines during 2009 and a build-up of product inventory from the Corporation's mines during 2008, which resulted in higher depreciation and depletion costs in 2009 compared to 2008. Product inventory costs include depreciation, depletion and amortization. The 2009 increase was partially offset by the effects of increased mineral reserve estimates established at the Thompson Creek Mine late in the third quarter of 2009.

        Depreciation, depletion and amortization expense for the year ended December 31, 2008 was $40.0 million or 17% less than $48.2 million for the year ended December 31, 2007. This decrease was primarily due to the effects of increased mineral reserve estimates established at both of the Corporation's mines in late 2007, which was partially offset by the higher volume of molybdenum sold in 2008 compared to 2007.

Goodwill impairment

        In 2009, the Corporation changed its impairment testing measurement date to the first of October to more closely align the impairment testing date with the Corporation's long-range planning and forecasting process. The Corporation believes that the resulting change will not delay, accelerate or avoid an impairment charge. The Corporation believes this change is preferable as this date provides additional time prior to year end to complete the impairment testing and report the results of those tests as part of the annual financial reporting to shareholders and other investors.

        The Corporation completed its annual impairment test of goodwill as of October 1, 2009. The goodwill assessment utilized the fair-value approach. The results of this impairment test did not result in an impairment charge for 2009. In 2008, the annual impairment test of goodwill resulted in a goodwill impairment charge of $68.2 million given the sharp decline in molybdenum prices at the end of 2008. The 2008 goodwill impairment charge did not have any impact on the Corporation's operating cash flows for that year. There was no goodwill impairment charge in 2007.

General and administrative expense

        General and administrative expense for 2009 was $25.1 million, which was $12.8 million lower than the 2008 expense of $37.9 million. General and administrative expense for 2009, 2008 and 2007 included $8.7 million, $13.5 million and $9.2 million, respectively, of stock-based compensation expense as required under US GAAP. Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock option grant applies. The stock-based compensation for 2009 was lower than 2008 and 2007 due to a lower amount of stock options granted together with a lower Black-Scholes valuation resulting primarily from a significantly lower stock price. The 2009 stock-based compensation also included a non-cash compensation charge of $2.8 million related to a voluntary stock option surrender program, completed in June 2009, that was offered to all holders of stock options with an exercise price of C$16.19 per share and above. Under the terms of the program, options to acquire an aggregate of approximately 2.4 million common shares were voluntarily surrendered for cancellation by 55 holders, effective June 22, 2009. The non-cash compensation charge represented the remaining unamortized stock-based compensation cost for the cancelled options.

        Excluding the stock-based compensation, general and administrative expense was $16.4 million for 2009, $24.4 million for 2008 and $15.9 million for 2007. The 2009 and 2007 fiscal years were lower than 2008 primarily as a result of lower bonus accruals in 2009 and 2007 compared to 2008, costs incurred in 2008 for the transition of the corporate finance function from Vancouver to Denver, increased public company costs in 2008 related to the first year of Sarbanes-Oxley Act compliance and higher 2008 legal and consulting costs.

Exploration expense

        Exploration expense for 2009 was $6.3 million compared to $8.0 million for 2008. These expenses vary from period to period according to the type of activity being undertaken. The 2009 expenses primarily related to expenditures on the Mount Emmons Project. The 2008 exploration expenditures primarily related to the Mount Emmons Project and feasibility study and permitting work on the Davidson Project.

        Exploration expense for 2008 was $8.0 million compared to $4.6 million for 2007. This increase was primarily the result of the 2008 expenditures on the Mount Emmons Project. The 2008 and 2007 exploration expenses also included the Corporation's share of drilling activities at the Endako Mine as well as Davidson Project permitting costs.

Interest expense

        Interest and finance fees of $1.2 million for 2009 primarily represented interest expense on equipment loans, together with finance fees on an unused $35 million revolving credit facility. Effective February 2, 2010, the Corporation terminated its $35 million revolving credit facility.

        In 2008, interest and finance fees of $15.1 million primarily represented interest and finance fees on the first lien loan, together with interest expense on equipment loans. The first lien loan was fully repaid in the second quarter of 2008, which resulted in the elimination of the interest expense on this loan in the second half of 2008. The 2008 expense also included $4.4 million for finance fees related to the early repayment of the first lien loan.

        In 2007, interest and finance fees of $42.1 million represented interest and finance fees on the first lien loan and second lien credit facility. The 2007 expense also includes a one-time prepayment premium of $2.5 million and a $3.5 million expense for finance fees related to the early repayment of the second lien credit facility.

Interest income

        Interest income for 2009 was $1.5 million, down from $2.4 million for 2008. This was primarily the result of significantly lower average interest rates in 2009, which was partially offset by higher average outstanding cash balances in 2009.

        Interest income for 2008 was $2.4 million, down from $7.8 million for 2007. This decrease was due to significantly lower interest rates during 2008 together with lower average outstanding cash balances during 2008.

Foreign exchange gains and losses

        Foreign exchange loss for 2009 was $10.9 million compared to a gain of $21.5 million for 2008 and a loss of $2.1 million in 2007. The US$ weakened against the C$ during 2009 and 2007, which resulted in foreign exchange losses. Conversely, during 2008 the US$ strengthened against the C$, which resulted in foreign exchange gains. The exchange rates as of December 31, 2009 was US$1=C$1.05, compared to US$1=C$1.22 as of December 31, 2008 and US$1=C$0.99 as of December 31, 2007. In addition, $1.9 million, $3.2 million and $2.6 million of gains on foreign exchange derivative instruments and cash conversions from US$ to C$ were recognized in 2009, 2008 and 2007, respectively.

        Given the Corporation's offsetting US$ denominated cash positions in entities with a C$ functional currency, and C$ denominated cash positions in entities with a US$ functional currency, with other variables unchanged, each $0.10 strengthening (weakening) of the US$ against the C$ results in an insignificant impact to net income (loss).

Income and mining taxes

        Net income and mining taxes for 2009 were lower than 2008 primarily due to the significantly reduced level of taxable income as a result of significantly lower average realized molybdenum prices. Net income and mining taxes for 2009 totaled $2.0 million compared to $124.3 million for 2008. A non-cash unrealized loss on the common stock purchase warrants in 2009 and the goodwill impairment in 2008 did not generate any income tax benefit in either year. Additionally, net income and mining taxes for 2009 benefitted from a re-evaluation of US state income taxes, declining Canadian provincial income tax rates and proportionately higher percentage depletion deduction and foreign tax differences primarily due to lower average realized molybdenum prices.

        Net income and mining taxes for 2007 totaled $61.7 million, or $62.6 million lower than 2008 primarily due to a significantly lower level of taxable income.

Cash Flows

Operating activities

        Cash generated by operating activities for 2009 was $105.9 million compared to $389.0 million for 2008. This decline in cash flow from operations was primarily the result of lower average realized sales prices on molybdenum sales in 2009 compared to 2008, together with working capital changes related to accounts receivable and inventory.

        Cash generated by operating activities for 2008 was $389.0 million, compared to $148.4 million for 2007. This increase in cash flow from operations was mainly due to higher revenues, higher operating income and related net income for 2008, after adjusting for various non-cash special items discussed previously, together with working capital changes related to accounts receivable and inventory.

Investing activities

        Cash used in investing activities for 2009 was $412.6 million compared to $206.5 million for 2008. During 2009, the Corporation made short-term investments of $341.3 million that consisted of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days. During 2008, there were no comparable short-term investments. Additionally, in January 2008, a $100.0 million payment was made to the former shareholder of Thompson Creek USA. This payment was in settlement of an acquisition price adjustment, which became payable based on the average market price of molybdenum in 2007.

        Cash used in investing activities for 2008 was $206.5 million compared to $19.1 million for 2007. This increase is due to the $100.0 million payment made to the former shareholder of Thompson Creek USA. Additionally, property, plant and equipment expenditures for 2008 increased by $86.6 million to $101.3 million due largely to the Corporation's share of mill expansion project costs at the Endako Mine.

Financing activities

        Cash generated by financing activities in 2009 was $200.7 million compared to cash used by financing activities of $20.9 million in 2008 and $117.4 million in 2007. During 2009, the Corporation received net proceeds of $194.6 million related to the Corporation's issuance of 15.5 million common shares and proceeds of $11.4 million related to stock option exercises. In addition, the Corporation made scheduled principal payments of $5.3 million on equipment loans.

        During 2008, the Corporation completed an equity financing for net proceeds of $218.1 million on the issuance of 10.9 million common shares and $5.8 million of proceeds were received related to stock option exercises. In 2008, the Corporation received proceeds under its credit facility of $36.5 million, which was more than offset by $262.1 million in principal payments on its long-term debt obligations, including $236.2 million to fully retire borrowings on the first lien facility, $22.5 million to retire amounts outstanding on its credit facility and $3.4 million in principal payments on equipment loans. In 2008, the Corporation also repurchased 2.8 million common shares for cancellation under a normal course issuer bid at an average price of C$7.41 per share, for a total of $19.2 million.

        Cash used by financing activities for 2007 was $117.4 million. During 2007, $50.8 million was raised through the issuance of common shares, including $31.9 million from the private placement of 3.0 million common shares and $18.9 million from the exercise of stock options and common share purchase warrants. In 2007, the Corporation also made debt repayments of $168.2 million, including $16.8 million of principal under its first lien loan, $61.9 million to prepay the second lien credit facility, $87.2 million in principal payments on the credit facility and $2.3 million in principal payments on equipment loans.

Operations Review

Thompson Creek Mine

        The Corporation's Thompson Creek Mine and mill are located near Challis, in central Idaho. Mining is conducted by conventional open pit methods utilizing electric-powered shovels and 200-ton haul trucks. The Thompson Creek Mine currently controls a block of contiguous mineral claims that includes patented and unpatented mineral claims and mill site claims. The current 2009 mill capacity is approximately 28,000 tons per day and operates with a crusher, SAG mill, ball mill and flotation circuit.

        The table that follows presents a summary of the Thompson Creek Mine's operating and financial results for the three months ended December 31, 2009 and 2008, and years ended December 31, 2009, 2008, and 2007:

	Three months ended December 31,		Years ended December 31,
(US$ in millions except per pound amounts—Unaudited)	2009	2008(1)	2009	2008(1)	2007(1)
Financial(2)
Molybdenum sales	$57.8	$96.9	$217.3	$414.0	$334.0

Cost of sales
Operating expenses	29.3	33.8	118.3	135.6	127.5
Selling and marketing	2.5	1.2	5.2	5.1	4.0
Depreciation, depletion and amortization	5.2	6.5	23.4	17.1	19.2
Accretion	0.4	0.3	1.3	1.4	1.3

	33.2	41.8	148.2	159.2	152.0

Income from mining and processing	$24.6	$55.1	$69.1	$254.8	$182.0

Operational Statistics
Mined (000's ore tons)	1,917	2,493	7,174	11,860	7,340
Milled (000's tons)	2,041	2,399	7,591	10,063	8,870
Grade (% molybdenum)	0.116	0.107	0.131	0.096	0.060
Recovery (%)	90.7	91.6	90.4	87.4	82.1
Molybdenum production (000's lb)(4)	4,300	4,824	17,813	16,765	9,269
Cash cost ($/lb produced)(3)	$6.43	$6.30	$5.72	$7.75	$10.91
Molybdenum sold (000's lb)	4,715	3,849	19,366	13,724	12,064
Average realized price ($/lb)	$12.26	$25.17	$11.22	$30.16	$27.69

(1)
Recast in US GAAP.

(2)
Since the Thompson Creek Mine only produces molybdenum sulfide and HPM on site, the financial information presented includes actual sales of molybdenum oxide, HPM and upgraded products, together with allocations of cost of sales from the Langeloth Facility and Thompson Creek USA, including operating expenses, finished goods inventory adjustments, selling and marketing expenses and depreciation, depletion and amortization from the Langeloth Facility.

(3)
The Thompson Creek Mine cash cost represents the mining (including all stripping costs), milling, roasting and packaging for molybdenum oxide and HPM produced in the period. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation and other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for the Thompson Creek Mine includes an estimated molybdenum loss (sulfide to oxide) and an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs. See "Non-GAAP Financial Measures" for additional information.

(4)
Mined production pounds reflected are molybdenum oxide and HPM.

Molybdenum Production and Cash Costs

        The Thompson Creek Mine produced fewer pounds of molybdenum in the fourth quarter of 2009 compared to the same quarter in 2008 primarily as a result of lower ore tons mined and milled and a lower milling recovery rate. In the fourth quarter of 2009 compared to the fourth quarter of 2008, the Thompson Creek Mine removed more waste material related to future planned production phases ("stripping costs") and re-handled more lower grade stockpiled material to blend with the higher grade material mined from the Phase 6 area.

        In 2009, the Thompson Creek Mine produced 17.8 million pounds of molybdenum compared to 16.8 million pounds in 2008. Higher ore grade and a higher milling recovery rate during 2009 were the primary factors contributing to the higher production volumes in 2009 compared to 2008. The higher grade and recovery rate more than offset lower tons mined and milled. The lower tons milled was primarily the result of a planned change in the mill operating schedule (ten days on, four days off) that commenced in March 2009. Effective September 2009, the mill schedule changed to a schedule of eleven days on, three days off and, effective January 1, 2010, the mill operating schedule returned to a full seven day, twenty-four hour schedule.

        Production for 2008 was higher than 2007 due to higher ore grade and a higher milling recovery rate in 2008. In 2007, a substantial portion of the production was from lower grade stockpiled material. Additionally, in late April 2007, the mill operating schedule increased to a full seven day schedule, up from a previous schedule of five days per week. For 2008, the mill operated on a full seven day schedule.

        The non-GAAP financial measure of cash cost per pound produced increased to $6.43 per pound for the fourth quarter of 2009 from $6.30 per pound for the fourth quarter of 2008. See "Non-GAAP Financial Measures" below for the calculation of cash cost per pound produced. The increase in the fourth quarter of 2009 cash cost over the fourth quarter of 2008 was primarily the result of lower production together with higher repairs and maintenance costs. The cash cost for the fourth quarter of 2009 included stripping costs of $7.3 million, or $1.71 per pound produced, compared to stripping costs of $7.9 million, or $1.64 per pound produced in the fourth quarter of 2008. Stripping costs are expensed as incurred under US GAAP.

        The cash cost per pound produced for 2009 decreased 26% to $5.72 per pound compared to $7.75 per pound for 2008. The decline in the 2009 cash cost per pound produced was primarily the result of higher production, together with lower mining costs (due primarily to lower stripping costs, the elimination of contract labor, reductions in workforce, lower fuel costs and lower equipment maintenance costs), lower milling costs (due primarily to lower consumables and reductions in workforce given the planned reduction in the mill operating schedule for most of the year) and lower freight costs. The cash cost for 2009 included stripping costs of $26.1 million, or $1.47 per pound produced, compared to stripping costs of $28.6 million, or $1.71 per pound produced in 2008. These declines in 2009 were somewhat offset by a planned two week shutdown in July, which reduced production and increased cash cost per pound produced during the third quarter of 2009.

        Cash cost per pound produced in 2008 was significantly lower than 2007 primarily due to significantly higher production, which was partially offset by higher labor costs, higher mining costs (primarily due to increased fuel and consumption costs and major equipment rebuilds) and higher milling costs (due primarily to higher grinding ball costs and freight costs). The cash cost for 2007 included stripping costs of $34.2 million, or $3.69 per pound produced, compared to stripping costs of $28.6 million, or $1.71 per pound produced in 2008.

Molybdenum sold

        Molybdenum sold from Thompson Creek Mine material for the fourth quarter of 2009 was 4.7 million pounds at an average realized price of $12.26 per pound compared to 3.8 million pounds sold at an average realized price of $25.17 per pound in the fourth quarter of 2008. The higher sales volume in the fourth quarter of 2009 compared to the fourth quarter of 2008 was primarily due to a drawdown of inventory as a result of higher sales demand. The decrease in the average realized price for the fourth quarter of 2009 compared to the fourth quarter of 2008 was the result of a decrease in the market price of molybdenum in 2009. During the fourth quarter of 2009, sales included delivery against certain forward sales contracts related to Phase 6 production of approximately 0.6 million pounds at an average realized sales price of $9.15 per pound compared to approximately 0.4 million pounds at an average realized sales price of $14.69 per pound for the fourth quarter of 2008.

        For 2009, Thompson Creek Mine sold 19.4 million pounds of molybdenum at an average realized price of $11.22 per pound, compared to 13.7 million pounds at an average realized price of $30.16 per pound for 2008. The increase in sales volumes in 2009 was primarily due to higher production and a drawdown of inventory. During 2009, approximately 1.9 million pounds at an average realized sales price of $8.42 per pound were sold against certain forward sales contracts related to Phase 6 production, compared to approximately 1.8 million pounds at an average realized price of $17.63 per pound in 2008. The remaining decrease in the average realized price for 2009 compared to 2008 was the result of overall economic conditions and a decrease in the demand and sales price for molybdenum.

        In 2008, the 13.7 million pounds of molybdenum sold was higher than the 12.1 million pounds sold in 2007. The increase in pounds sold in 2008 compared to 2007 was primarily due to a significant increase in production levels in 2008. During 2007, approximately 0.4 million pounds at an average realized sales price of $27.56 per pound were sold against certain forward sales contracts related to Phase 6 production.

Cost of sales

        Operating expenses in the fourth quarter of 2009 were $29.3 million, compared to $33.8 million in the fourth quarter of 2008. The decrease in operating expenses for the fourth quarter of 2009 compared to the fourth quarter of 2008 primarily related to a drawdown of lower cost inventory from the third quarter of 2009 together with lower mining, milling and freight costs in the fourth quarter of 2009 compared to the fourth quarter of 2008. These declines were partially offset by higher repairs and maintenance costs in the fourth quarter of 2009 compared to the fourth quarter of 2008.

        For 2009, operating expenses were $118.3 million compared to $135.6 million for 2008. The decrease in operating expenses for 2009 compared to 2008 primarily related to higher ore grade and higher recovery rates together with lower mining, milling, freight and stripping costs.

        Operating expenses for 2008 were higher than 2007 primarily due to the drawdown of higher cost inventory at the beginning of 2008, together with higher labor costs, higher mining costs and higher milling costs associated with the increased production in 2008, as previously noted. Near the end of 2007, the ore processed was primarily from stockpiled material and, increasingly from Phase 6 ore as waste stripping activity exposed more of the Phase 6 ore throughout 2007. In 2007, operating expenses included $29.6 million in non-cash costs related to fair value adjustments arising from the purchase price allocated to inventory on hand at the acquisition of Thompson Creek USA, with no comparable expense in 2008.

        Depreciation, depletion and amortization expense for the fourth quarter of 2009 was $5.2 million compared to $6.5 million for the fourth quarter of 2008. This decrease was primarily due to the effects of increased mineral reserve estimates established at the Thompson Creek Mine late in the third quarter of 2009. Depreciation, depletion and amortization expense for 2009 was $23.4 million compared to $17.1 million for 2008. The increase in 2009 was primarily due to a draw-down of product inventory from the Thompson Creek Mine during 2009, and a build-up of product inventory during 2008, which resulted in higher depreciation and depletion costs in 2009 and lower depreciation and depletion costs in 2008. Product inventory costs include depreciation, depletion and amortization. Depreciation, depletion and amortization expense for 2008 was 11% lower than 2007 primarily as a result of a build-up of inventory in 2008 compared to 2007, together with an increase in the mineral reserve estimate established in late 2007.

        Selling and marketing costs increase and decrease in relation to molybdenum sales revenue and pounds sold. As a result, selling and marketing costs were higher in the 2009 periods compared to the 2008 periods as a result of higher molybdenum pounds sold, which were somewhat offset by decreased molybdenum sales revenue. The selling and marketing costs for 2008 were higher than 2007 due to increased molybdenum sales revenue and pounds sold.

Endako Mine

        The Corporation has a 75% interest in the Endako open-pit mine, mill and roaster which is located near Fraser Lake, British Columbia. The property is currently comprised of a contiguous group of 67 mineral tenures containing 42 claims and 25 leases, covering approximately 23,500 acres. In addition, surface rights are held on a portion of the mine site area. The mill has a capacity of approximately 31,000 tons per day, and the multiple-hearth roaster has a capacity of approximately 35,000 pounds per day.

        The table that follows presents a summary of the Corporation's 75% share of the Endako Mine's operating and financial results for the three months ended December 31, 2009 and 2008, and years ended December 31, 2009, 2008, and 2007:

	Three months ended December 31,		Years ended December 31,
(US$ in millions except per pound amounts—Unaudited)	2009	2008(1)	2009	2008(1)	2007(1)
Financial
Molybdenum sales	$27.0	$38.9	$91.2	$234.2	$209.5

Cost of sales
Operating expenses	12.9	16.3	47.3	65.0	62.6
Selling and marketing	0.6	0.7	1.9	3.2	2.5
Depreciation, depletion and amortization	5.3	4.7	16.7	16.6	18.5
Accretion	0.1	0.1	0.3	0.4	0.4

	18.9	21.8	66.2	85.2	84.0

Income from mining and processing	$8.1	$17.1	$25.0	$149.0	$125.5

Operational Statistics
Mined (000's ore tons)	2,154	3,260	8,226	11,039	8,266
Milled (000's tons)	2,160	2,127	8,068	8,902	8,109
Grade (% molybdenum)	0.058	0.073	0.059	0.070	0.060
Recovery (%)	78.4	75.4	78.4	77.7	72.7
Molybdenum production (000's lb)(2)	1,968	2,949	7,447	9,280	7,097
Cash cost ($/lb produced)(3)	$7.00	$5.54	$6.13	$7.15	$8.89
Molybdenum sold (000's lb)	2,174	2,709	8,023	8,625	7,413
Average realized price ($/lb)	$12.46	$14.36	$11.37	$27.15	$28.26

(1)
Recast in US GAAP.

(2)
Mined production pounds are molybdenum oxide.

(3)
The Endako Mine cash cost represents the mining, milling, roasting and packaging for molybdenum oxide produced in the period. Cash cost excludes: the effect of purchase price adjustments, effects of changes in inventory, stock-based compensation and depreciation, depletion, amortization and accretion. See "Non-GAAP Financial Measures" for additional information.

Molybdenum Production and Cash Costs

        The Corporation's 75% share of molybdenum production at the Endako Mine decreased in the fourth quarter of 2009 to 2.0 million pounds from 2.9 million pounds in the fourth quarter of 2008. This decrease is primarily due to a lower ore grade in the fourth quarter of 2009 compared to the same quarter in 2008.

        For 2009, the Corporation's 75% share of molybdenum production at the Endako Mine decreased to 7.4 million pounds compared to 9.3 million pounds for 2008. The production decrease was primarily the result of lower tons milled and a lower ore grade. For the first half of 2009, the mine and mill were operating at 80% of capacity as planned due to depressed economic conditions. Additionally, 2009 production was reduced due to a planned two week shutdown in July, 2009.

        The Corporation's 75% share of molybdenum production at the Endako Mine in 2008 increased to 9.3 million pounds compared to 7.1 million pounds for 2007. The 2008 increase compared to 2007 resulted from higher recoveries and a higher grade of ore mined from the Denak pit. The 2008 mill throughput increased from 2007, with the processing of ore that had higher grades and higher recoveries from ore mined in the Denak pit in 2008 compared to ore mined from the Endako pit in 2007.

        The non-GAAP financial measure of cash cost per pound produced increased to $7.00 per pound for the fourth quarter of 2009 from $5.54 per pound for the fourth quarter of 2008. See "Non-GAAP Financial Measures" below for the calculation of cash cost per pound produced. This increase was the result of a 33% lower level of production for the fourth quarter of 2009 compared to the fourth quarter of 2008. For 2009, the cash cost per pound produced decreased to $6.13 per pound compared to $7.15 per pound for 2008. The decrease in the cash cost per pound produced for 2009 was primarily the result of planned cost reduction measures, including the reduction of contract labor and reductions in workforce, lower milling costs (due primarily to lower consumable costs and lower repairs and maintenance costs) and lower mining costs (primarily due to decreased fuel and consumption costs). Additionally, the cash cost per pound produced for 2009 was further reduced as a result of favorable foreign exchange rates converting C$ costs to US$ costs. These 2009 cost declines were somewhat offset by increased costs related to the start-up of the in-pit crusher and conveyor system and a planned two week shutdown in July 2009, which reduced production and increased cash cost per pound produced in the third quarter of 2009.

        Cash cost per pound produced in 2008 was 20% lower than 2007 primarily due to a 31% higher production level, which was partially offset by higher labor costs, higher mining costs (primarily due to increased fuel and consumption costs) and higher milling costs (primarily due to higher grinding ball costs and freight costs). These increased costs were somewhat offset by favorable foreign exchange rates converting C$ costs to US$ costs.

Molybdenum sold

        The Corporation's share of molybdenum sold from the Endako Mine for the fourth quarter of 2009 was 2.2 million pounds at an average realized price of $12.46 per pound compared to 2.7 million pounds at an average realized price of $14.36 per pound in the same quarter of 2008. For 2009, the Corporation's share of molybdenum sold from the Endako Mine was 8.0 million pounds at an average realized price of $11.37 per pound compared to 8.6 million pounds at an average realized price of

$27.15 per pound for 2008. The decline in the molybdenum pounds sold in the 2009 periods was primarily the result of reduced production. The decrease in the average realized price for the 2009 periods compared to the 2008 periods was the result of a decrease in the demand and sales price of molybdenum for most of 2009.

        For 2008, the Corporation's share of molybdenum sold from the Endako Mine was 8.6 million pounds at an average realized price of $27.15 per pound compared to 7.4 million pounds at an average realized price of $28.26 per pound in 2007. The increase in the molybdenum pounds sold in 2008 was primarily the result of higher production. The decline in the average realized price in 2008 was primarily the result of a decline in the market price for molybdenum, together with a relatively large volume of sales in the month of December 2008, where the price of molybdenum was at the lowest point for the year.

Cost of sales

        The Corporation's share of operating expenses for the fourth quarter of 2009 was $12.9 million compared to $16.3 million during the fourth quarter of 2008. For 2009, the Corporation's share of operating expenses was $47.3 million compared to $65.0 million for 2008. The decreases for the 2009 periods were primarily the result of planned cost reduction measures, which reduced mining and milling costs during the 2009 periods compared to the 2008 periods. Partly offsetting the lower operating expenses in the fourth quarter of 2009 were unfavorable foreign exchange rates converting C$ costs to US$ costs.

        The Corporation's share of operating expenses for 2008 were 4% higher than 2007. For 2008, fuel, consumables, labor and freight costs increased, which were somewhat offset by favorable foreign exchange rates converting C$ costs to US$ costs.

        Depreciation, depletion and amortization expense for the fourth quarter of 2009 and the year ended December 31, 2009 was $5.3 million and $16.7 million, compared to $4.7 million and $16.6 million for the same periods in 2008, respectively. For 2007, depreciation, depletion and amortization expense was $18.5 million. The variances for the 2009 periods as compared to the 2008 periods were primarily due to product inventory and foreign exchange movements. Product inventory costs include depreciation, depletion and amortization.

        Selling and marketing costs increase and decrease in relation to molybdenum sales revenue and pounds sold. As a result, selling and marketing costs were lower in the 2009 periods compared to the 2008 periods as a result of lower pounds of molybdenum sold and molybdenum sales revenue. The selling and marketing costs for 2008 were higher than 2007 due to increased molybdenum sales.

Mill expansion project

        As noted previously, in the third quarter of 2009, the Corporation's Board of Directors approved the resumption of the mill expansion project at the Endako Mine (subject to the joint venture partner approval), which was postponed in late 2008. The mill expansion project at the Endako Mine includes the construction of a new, modern Endako mill, which will replace the existing 45-year-old mill and raise ore-processing capacity from the existing 31,000 tons per day to 55,000 tons per day.

        The mill expansion project at the Endako Mine was originally announced in March 2008, after the completion of a feasibility study in December 2007, which estimated project capital expenditures of C$373.6 million (including a contingency of C$45 million), with Thompson Creek's 75% share of the total at C$280 million. The project was halted in December 2008 due to economic uncertainty, although the Corporation proceeded with the purchase and storage of long lead time processing equipment.

        During the project postponement period, the project design was reassessed and a number of improvements were made, which the Corporation believes will ensure the efficiency and reliability of the milling process. As previously announced, the new design has increased the total capital cost of the Endako mill expansion project to C$498 million (including a contingency of C$60 million), with the Corporation's 75% share of the total at C$374 million. The new design includes an enhanced and more flexible pebble crusher circuit to ensure a finer grind and an enhanced automation system. In addition, all processing equipment except for the roaster will now be located in a larger new mill building. The original plan was to utilize the existing mill building and some existing equipment for the final stages of the flotation process in the production of molybdenum concentrate. The new mill building and equipment are expected to be more reliable and more efficient, with this new design facilitating the exclusive dedication of the existing mill building to producing concentrate without disruption until the new mill is operational. As a result, the Corporation's Board of Directors approved the revised capital cost estimate in the fourth quarter of 2009 and the Corporation is seeking the approval of the joint venture partner. The joint venture partner is currently reviewing all aspects of the new design and revised capital estimate, which is expected to conclude by the end of the first half of 2010. While the Corporation expects to receive the approval of the joint venture partner, there can be no assurance that such approval will be obtained, which may have a material adverse affect on the mill expansion project at the Endako Mine and the Corporation's financial condition.

        From inception of this project through December 31, 2009, the Corporation's 75% share of capital expenditures for the mill expansion project totalled approximately $64 million. Assuming an exchange rate of US$1 = C$1.05, approximately $279 million (of which $209 million is the Corporation's share) is expected to be spent in 2010 and the remaining $110 million (of which $82 million is the Corporation's share) is scheduled to be spent in 2011. Commercial production of molybdenum concentrate from the new mill is expected late in 2011.

        Operating permits required by the mill expansion are proceeding, including the development of a closure plan for expanded waste dumps and tailing facilities and minor amendments to the Mining Act permit. Consultations with First Nations (local Aboriginal peoples) by the Corporation and the government of British Columbia ("BC Government") pertaining to these permits are proceeding. If the Corporation and/or the BC Government are unable to successfully conclude consultations with First Nations, these permits and/or minor amendments to the Mining Act permit may be delayed, which may have a material adverse affect on the future operating plans for the Endako Mine once the mill expansion is completed. There can be no assurance that these First Nations consultations will be completed successfully.

Langeloth Facility

        The Corporation operates the Langeloth Facility located near Pittsburgh, Pennsylvania. Operations at the Langeloth Facility include roasting of molybdenum sulfide concentrate into molybdenum oxide, upgrading molybdenum oxide to pure sublimed oxide, oxide briquettes, ferromolybdenum, as well as the roasting of other metal products. Langeloth also processes molybdenum and certain other metals for third parties on a tolling, or cost-per-unit-processed basis.

        Concentrate produced by the Thompson Creek Mine provides a substantial portion of the feed source for the operations at the Langeloth Facility. From time to time, concentrate produced by the Endako Mine also provides a feed source for the operations at the Langeloth Facility. In addition, molybdenum product is also tolled for third parties or purchased from third parties for processing at the Langeloth Facility. The tolling and purchases are made to improve operating efficiency at the Langeloth Facility.

        Operating results for the Langeloth Facility represent activities related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility and excludes product volumes and costs related to the roasting and processing of Thompson Creek Mine and Endako Mine concentrate. Langeloth Facility costs associated with roasting and processing of Thompson Creek Mine and Endako Mine concentrate are included in their respective operating results.

        The following is a summary of the Langeloth Facility's operating results for the three months ended December 31, 2009 and 2008, and years ended December 31, 2009, 2008, and 2007:

	Three months ended December 31,		Years ended December 31,
(Unaudited)	2009	2008	2009	2008	2007
Operational Statistics
Molybdenum sold from purchased product (000's lb)	1,464	1,565	4,683	10,681	11,492
Realized price on molybdenum sold from purchased product ($/lb)	$12.59	$26.03	$11.40	$32.21	$30.25
Toll roasted and molybdenum processed (000's lb)	944	1,281	3,841	5,262	13,070
Roasted metal products processed (000's lb)	6,224	4,892	10,030	23,170	27,698

        In the fourth quarter of 2009, 1.5 million pounds of molybdenum processed from purchased concentrate were sold, down slightly from 1.6 million pounds sold in the same quarter in 2008. For 2009, 4.7 million pounds of molybdenum processed from purchased concentrate were sold, down 56% compared to 10.7 million pounds in 2008 and 11.5 million pounds in 2007. Third-party concentrate purchases and sales volumes declined in 2009 compared to prior year periods, primarily due to increased production at the Thompson Creek Mine and lower sales demand in 2009. Lower production at the Thompson Creek Mine during the fourth quarter of 2007 resulted in less product being available for sale during the first quarter of 2008. In order to meet 2008 sales demand, additional third-party concentrate purchases and sales were made in the first quarter of 2008. Realized sales prices averaged $12.59 per pound in the fourth quarter of 2009, declining $13.44 per pound from $26.03 per pound in the fourth quarter of 2008. For the year of 2009, the average realized sales price was $11.40 per pound which was down from $32.21 per pound in 2008 and $30.25 per pound in 2007.

        The volume of toll roasted and molybdenum processed for the fourth quarter of 2009 and the year ended December 31, 2009 was down 0.3 million pounds and 1.4 million pounds from the fourth quarter of 2008 and the year ended December 31, 2008, respectively. The volume of roasted metal products processed decreased significantly during 2009 compared to 2008 as a result of the economic downturn that started in the second half of 2008. The 2008 volume of toll roasted and molybdenum processed was down 7.8 million pounds compared to 2007 as a result of the economic downturn that started in the second half of 2008.

Mount Emmons and Davidson Projects

        During the fourth quarter of 2009 and the year ended December 31, 2009, the Corporation made $0.8 million and $4.7 million of expenditures, respectively, under an option agreement with U.S. Energy Corporation, which was entered into in August 2008. The Mount Emmons Project expenditures were primarily related to ongoing project maintenance and engineering evaluations.

        During the fourth quarter of 2009 and the year ended December 31, 2009, the Corporation made $0.6 million and $1.6 million of expenditures on the Davidson Project, respectively, compared to $2.5 million and $4.9 million for the fourth quarter of 2008 and the year ended December 31, 2008, respectively. During the 2009 periods, expenditures on the Davidson Project represented technical review work related to the environmental permitting process, which is not yet completed. Given the sudden downturn in the economy and sharp decline in molybdenum prices during the fourth quarter of 2008, management decided to postpone the development of the Davidson Project. During the 2008 periods, expenditures on the Davidson Project primarily represented a detailed feasibility study and property payments. During 2007, expenditures on the Davidson Project were $5.3 million. Currently, the Corporation is conducting an internal re-evaluation of the Davidson Project regarding various operating alternatives and related economic analysis. As a result, the Corporation expects to have minimal expenditures on the Davidson Project in 2010.

Liquidity and Capital Resources

        At December 31, 2009, the Corporation had cash, cash equivalents and short-term investments of $511.5 million compared to cash and cash equivalents of $258.0 million at December 31, 2008. The Corporation monitors its positions with, and the credit quality of, the financial institutions in which it invests its cash, cash equivalents and short-term investments. The Corporation's investment policy limits investments to government-backed financial instruments, other than balances maintained in various bank operating accounts. As of the date of this Annual Report on Form 10-K, approximately 85% of its cash, cash equivalents and short-term investments were invested in US and Canadian government-backed securities.

        The Corporation manages its credit risk from its accounts receivable through established credit monitoring activities. As of the date of this Annual Report on Form 10-K, the Corporation has not experienced any material delinquencies regarding the collection of its accounts receivable. However, this is an area the Corporation continues to monitor closely given the current economic environment.

        Cash generated by operating activities was $105.9 million for 2009. Cash used for investing activities was $412.6 million for 2009, which included short-term investments of $341.3 million made during 2009 (which consisted of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days). Additionally, investing activities in 2009 included $66.1 million of payments made for capital expenditures and reclamation deposits of $2.6 million made with the State of Idaho for the Thompson Creek Mine.

        For 2009, capital expenditures incurred were $60.2 million, including $20.5 million for the Corporation's 75% share of the mill expansion project at the Endako Mine. The 2009 capital expenditures incurred of $60.2 million plus amounts paid that relate to amounts accrued at December 31, 2008 and excluding those amounts not paid at December 31, 2009 totalled $66.1 million, which is reflected in the consolidated statements of cash flows for the year ended December 31, 2009.

        During 2009, the Corporation completed an equity financing for net proceeds of $194.6 million on the issuance of 15.5 million common shares. Proceeds received from stock option exercises totalled $11.4 million during 2009. During 2008, the Corporation completed an equity financing for net proceeds of $218.1 million on the issuance of 10.9 million common shares, and $5.8 million of proceeds were received related to stock option exercises. During 2008, the Corporation made $262.1 million in principal payments on its long-term debt obligations, including $236.2 million to fully retire borrowings on the first lien facility, $22.5 million to retire amounts outstanding on its credit facility and $3.4 million in principal payments on equipment loans.

        The Corporation believes that it continues to be well positioned with December 31, 2009 working capital of $599.1 million, including $511.5 million of cash, cash equivalents and short-term investments, $42.7 million of receivables, and $12.9 million of debt related to equipment financings. As a result, effective February 2, 2010 the Corporation voluntarily terminated an existing $35 million revolving credit facility which was established when the Corporation was in a substantially different financial position and, as a result, was no longer meeting its business needs. The termination of the revolving credit facility will provide the Corporation with more financial flexibility by releasing the liens on the Corporation's assets securing this facility and terminating all restrictive covenants. In addition, the associated administrative and unused credit facility fees will be eliminated. As of the termination date, there were no outstanding borrowings under this facility and Thompson Creek was in compliance with all of the applicable covenants. The Corporation is currently assessing its long-term business requirements for other forms of credit.

        The revolving credit facility was originally negotiated as part of the 2006 financing for the acquisition of Thompson Creek USA, and then in August 2008, following the full repayment of the amounts outstanding under the original financing, was amended and increased from $22.5 million to $35 million. Since the facility was amended, there have not been any borrowings under the facility and it was scheduled to mature on October 26, 2011.

        Cash flows generated from the sale of planned production, together with existing cash reserves and equipment financings, are expected to meet the Corporation's cash requirements for its operations, capital spending programs and working capital requirements.

Contractual Obligations

        Below is a tabular disclosure of contractual obligations as of December 31, 2009.

	Payments Due by Period
(amounts in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Debt(1)	$12.9	$3.7	$9.2	$—	$—
Operating leases	1.8	0.5	1.3	—	—
Asset retirement obligations(2)	52.3	0.3	1.3	0.6	50.1
Purchase obligations(3)	48.1	48.1	—	—	—
Other(4)	17.3	0.3	17.0	—	—

	$132.4	$52.9	$28.8	$0.6	$50.1

(1)
Amounts represent principal payments on fixed and variable rate equipment loans. Interest expense has not been included. See Note 9 to the Consolidated Financial Statements for more information.

(2)
Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding asset retirement obligations, see Note 10 to the Consolidated Financial Statements.

(3)
Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent purchase commitments for the mill expansion project at the Endako Mine. See Note 14 to the Consolidated Financial Statements for more information.

(4)
Other contractual obligations include labor and service contracts. See Note 11 to the Consolidated Financial Statements for more information. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 7 to the Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements

        The Corporation has the following off-balance sheet arrangements: operating leases and purchase obligations (as disclosed in the above table).

        As of the date of this Annual Report on Form 10-K, the Corporation has committed to purchase approximately 8.1 million pounds of molybdenum sulfide concentrate in 2010 to be priced at a discount to the market price of molybdenum oxide at the time of purchase, and the Corporation has committed to sell approximately 1.9 million pounds at an average market price of $15.94 per pound.

Related Party Transactions

        Consolidated sales to members of a group of companies affiliated with the other participant in the Endako Mine joint venture were $83.7 million, $235.7 million and $176.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. This represented approximately 23%, 23%, and 19% of the Corporation's total revenues for the years ended December 31, 2009, 2008 and 2007. For the years ended December 31, 2009, 2008 and 2007, the Corporation recorded management fee income of $0.3 million, $0.8 million and $0.7 million, and selling and marketing costs of $0.6 million, $1.6 million and $1.4 million from this group of companies, respectively.

        As of December 31, 2009 and 2008, the Corporation's accounts receivable included $10.3 million and $8.9 million, respectively, owing from this group of companies.

Non-GAAP Financial Measures

        In addition to the audited consolidated financial statements presented in accordance with US GAAP, the Corporation uses certain non-GAAP financial measures of our financial performance for the reasons described further below. The presentation of these measures is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with US GAAP, and the presentation of these measures may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with the results of operations as determined in accordance with US GAAP.

Adjusted Net Income (Loss), Adjusted Net Income (Loss) Per Share—Basic and Diluted

        Adjusted net income (loss), and adjusted net income (loss) per share—basic and diluted, are referred to in Item 6 of this annual report as well as in this MD&A. These are considered key measures by management in evaluating the Corporation's performance. These measures do not have standard meanings prescribed by US GAAP, and may not be comparable to similar measures presented by other companies. Management believes these measures provide useful supplemental information to investors in order that they may evaluate the Corporation's financial performance using the same measures as management.

        Adjusted net income (loss) represents the net income (loss) prepared in accordance with US GAAP, adjusted for significant non-cash items. For 2009, the significant non-cash items were the non-cash gains (losses) on the fair value adjustment related to the Corporation's outstanding common stock purchase warrants. For 2008, the significant non-cash item was the non-cash goodwill impairment.

        On January 1, 2009, the Corporation was required to adopt the guidance issued by the Emerging Issues Task Force ("EITF") that common stock purchase warrants with a strike price denominated in a currency other than the entity's reporting currency are not considered linked to equity and therefore are to be accounted for as derivatives. As a result of adopting this guidance, the Corporation's outstanding common stock purchase warrants ("Warrants") are accounted for as derivatives beginning January 1, 2009. The Corporation recorded a cumulative adjustment to retained earnings upon adoption and subsequent changes to the fair value of the outstanding Warrants were recorded to the statements of operations at each quarter end. The warrant holders' right to exercise these Warrants expires in October 2011. The Corporation notes that up until the expiration date of these Warrants in October 2011, only one of two scenarios will occur. One is that the Warrants are exercised and the

Corporation receives cash (in C$). The second is that the Warrants expire unexercised and no cash proceeds are received. The Corporation does not have an obligation related to the recorded fair value that would require a cash payment, other than minor administrative expenses related to the exercise of Warrants.

        Since a cash payment will never be required by the Corporation at the settlement of the Warrants, management does not consider gains or losses on the Warrants in its evaluation of the Corporation's financial performance.

        In the fourth quarter of 2008, the annual impairment test of goodwill resulted in a non-cash goodwill impairment charge of $68.2 million given the sharp decline in molybdenum prices at the end of 2008. Since the 2008 goodwill impairment charge did not have any impact on the Corporation's operating cash flows for the fourth quarter of 2008 or the year ended December 31, 2008, management does not consider the non-cash goodwill write-down in its evaluation of the Corporation's financial performance. In addition, management believes the presentation of this non-GAAP financial measure is useful for period-to-period comparisons since (1) the goodwill impairment is not reflective of historical or future operating performance, and (2) the prior period and future period statements of operations do not reflect any goodwill impairments.

        Adjusted net income (loss) per share (basic and diluted) is calculated using adjusted earnings as defined above divided by the weighted average basic and weighted average diluted shares outstanding during the period as determined in accordance with US GAAP.

        The following tables are a reconciliation of the net income (loss) presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income (loss), and adjusted net income (loss) per share—basic and diluted for the year ended December 31, 2009 and 2008 and for all of the four quarters in 2009 and the fourth quarter of 2008. The first three quarters of 2008 and all of the 2007 periods did not have any significant non-cash items and are not included in this reconciliation.

For the year ended December 31, 2009 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$(56.0)	127,521	$(0.44)	127,521	$(0.44)
Add (Deduct):
Unrealized (gain) loss on common stock warrants	93.4	127,521	0.73	130,702	0.72

Non-GAAP measures	$37.4	127,521	$0.29	130,702	$0.29

For the three months ended December 31, 2009 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$26.0	139,359	$0.19	146,916	$0.18
Add (Deduct):
Unrealized (gain) loss on common stock warrants	(5.6)	139,359	(0.04)	146,916	(0.04)

Non-GAAP measures	$20.4	139,359	$0.15	146,916	$0.14

For the three months ended September 30, 2009 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$(1.4)	125,850	$(0.01)	125,850	$(0.01)
Add (Deduct):
Unrealized (gain) loss on common stock warrants	15.7	125,850	0.12	136,159	0.12

Non-GAAP measures	$14.3	125,850	$0.11	136,159	$0.11

For the three months ended June 30, 2009 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$(89.3)	122,451	$(0.73)	122,451	$(0.73)
Add (Deduct):
Unrealized (gain) loss on common stock warrants	83.0	122,451	0.68	122,451	0.68

Non-GAAP measures	$(6.3)	122,451	$(0.05)	122,451	$(0.05)

For the three months ended March 31, 2009 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$8.7	122,253	$0.07	122,330	$0.07
Add (Deduct):
Unrealized (gain) loss on common stock warrants	0.3	122,253	—	122,330	—

Non-GAAP measures	$9.0	122,253	$0.07	122,330	$0.07

For the year ended December 31, 2008 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$173.1	119,524	$1.45	131,754	$1.31
Add :
Non-cash goodwill impairment	68.2	119,524	0.57	131,754	0.52

Non-GAAP measures	$241.3	119,524	$2.02	131,754	$1.83

For the three months ended December 31, 2008 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$(23.8)	122,596	$(0.19)	122,596	$(0.19)
Add (Deduct):
Non-cash goodwill impairment	68.2	122,596	0.55	122,679	0.55

Non-GAAP measures	$44.4	122,596	$0.36	122,679	$0.36

Cash Cost per Pound Produced and Average Realized Price per Pound Sold

        Throughout this MD&A, reference is made to cash cost per pound produced. While this is a measure that has been used internally, the Corporation clarified the internal definition of cash cost per pound produced in its MD&A for the year ended December 31, 2008. All other measures previously disclosed in the Corporation's external reports have been discontinued, including direct production costs per pound produced and cash operating expenses per pound sold.

        Cash cost per pound produced, weighted average cash cost per pound produced and average realized price per pound sold are considered key measures in evaluating the Corporation's operating performance. Cash cost per pound produced, weighted average cash cost per pound produced and average realized price per pound sold are not measures of financial performance, nor do they have a standardized meaning prescribed by US GAAP, and may not be comparable to similar measures presented by other companies. The Corporation's management believes these non-GAAP measures provide useful supplemental information to investors in order that they may evaluate the Corporation's performance using the same measures as management and, as a result, the investor is afforded greater transparency in assessing the financial performance of the Corporation. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP.

        Cash cost per pound produced represents the mining, milling, roasting and packaging costs for molybdenum oxide and HPM produced at each mine in the period. Such costs include stripping costs. Stripping costs represent the costs associated with the activity of removing overburden and other mine waste materials in the production phase of a mining operation. Stripping costs that provide access to mineral reserves that will be produced in future periods are expensed under US GAAP as incurred. Cash cost per pound produced excludes the effects of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. Cash cost for the Thompson Creek Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide) and an allocation of roasting and packaging costs from the Langeloth Facility. The weighted average cash cost per pound produced represents the cumulative total of the cash costs for the Thompson Creek Mine and the Endako Mine divided by the cumulative total production from the Thompson Creek Mine and the Endako Mine.

        The average realized price per pound sold represents molybdenum sales revenue divided by the pounds sold.

        The following tables provide a reconciliation of cash costs and cash cost per pound produced, by mine, and operating expenses included in the Corporation's consolidated statements of operations in the determination of net income (loss):

Three Month Period ended December 31 (US$ in millions except per pound amounts—Unaudited)

	Three months ended December 31, 2009			Three months ended December 31, 2008
	Operating Expenses (in millions)	Pounds Produced(1) (000's lbs)	$/lb	Operating Expenses (in millions)	Pounds Produced(1) (000's lbs)	$/lb
Thompson Creek Mine
Cash costs—Non-GAAP(2)	$27.6	4,300	$6.43	$30.4	4,824	$6.30
Add/(Deduct):
Stock-based compensation	1.1			0.1
Inventory and other adjustments	0.6			3.3

GAAP operating expenses	$29.3			$33.8

Endako Mine
Cash costs—Non-GAAP(2)	$13.8	1,968	$7.00	$16.3	2,949	$5.54
Add/(Deduct):
Stock-based compensation	0.4			—
Inventory and other adjustments	(1.3)			—

GAAP operating expenses	$12.9			$16.3

Other operations GAAP operating expenses(3)	$25.9			$36.7

GAAP consolidated operating expenses	$68.1			$86.8

Weighted-average cash cost—Non-GAAP	$41.4	6,268	$6.61	$46.7	7,773	$6.01

(1)
Mined production pounds are molybdenum oxide and HPM from the Corporation's share of the production from the mines; excludes molybdenum processed from purchased product.

(2)
Cash costs represent the mining (including all stripping costs), milling, roasting and packaging costs for molybdenum oxide and HPM produced in the period. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for the Thompson Creek Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs from the Thompson Creek Mine to the Langeloth Facility.

(3)
Other Operations represent activities related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility and excludes product volumes and costs related to the roasting and processing of Thompson Creek Mine and Endako Mine concentrate. The Langeloth Facility costs associated with roasting and processing of Thompson Creek Mine and Endako Mine concentrate are included in their respective operating results above.

Year ended December 31, 2009 (US$ in millions except per pound amounts—Unaudited)

	Operating Expenses (in millions)	Pounds Produced(1) (000's lbs)	$/lb
Thompson Creek Mine
Cash costs—Non-GAAP(2)	$101.9	17,813	$5.72
Add/(Deduct):
Stock-based compensation	1.2
Inventory and other adjustments	15.2

GAAP operating expenses	$118.3

Endako Mine
Cash costs—Non-GAAP(2)	$45.7	7,447	$6.13
Add/(Deduct):
Stock-based compensation	0.4
Inventory and other adjustments	1.2

GAAP operating expenses	$47.3

Other operations GAAP operating expenses(3)	$75.7

GAAP consolidated operating expenses	$241.3

Weighted-average cash cost—Non-GAAP	$147.6	25,260	$5.84

(1)
Mined production pounds are molybdenum oxide and HPM from the Corporation's share of the production from the mines; excludes molybdenum processed from purchased product.

(2)
Cash costs represent the mining (including all stripping costs), milling, roasting and packaging costs for molybdenum oxide and HPM produced in the period. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for the Thompson Creek Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs from the Thompson Creek Mine to the Langeloth Facility.

(3)
Other Operations represent activities related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility and excludes product volumes and costs related to the roasting and processing of Thompson Creek Mine and Endako Mine concentrate. The Langeloth Facility costs associated with roasting and processing of Thompson Creek Mine and Endako Mine concentrate are included in their respective operating results above.

Year ended December 31, 2008 (US$ in millions except per pound amounts—Unaudited)

	Operating Expenses (in millions)	Pounds Produced(1) (000's lbs)	$/lb
Thompson Creek Mine
Cash costs—Non-GAAP(2)	$129.9	16,765	$7.75
Add/(Deduct):
Stock-based compensation	1.8
Inventory and other adjustments	3.9

GAAP operating expenses	$135.6

Endako Mine
Cash costs—Non-GAAP(2)	$66.3	9,280	$7.15
Add/(Deduct):
Stock-based compensation	0.2
Inventory and other adjustments	(1.5)

GAAP operating expenses	$65.0

Other operations GAAP operating expenses(3)	$356.8

GAAP consolidated operating expenses	$557.4

Weighted-average cash cost—Non-GAAP	$196.2	26,045	$7.54

(1)
Mined production pounds are molybdenum oxide and HPM from the Corporation's share of the production from the mines; excludes molybdenum processed from purchased product.

(2)
Cash costs represent the mining (including all stripping costs), milling, roasting and packaging costs for molybdenum oxide and HPM produced in the period. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for the Thompson Creek Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs from the Thompson Creek Mine to the Langeloth Facility.

(3)
Other Operations represent activities related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility and excludes product volumes and costs related to the roasting and processing of Thompson Creek Mine and Endako Mine concentrate. The Langeloth Facility costs associated with roasting and processing of Thompson Creek Mine and Endako Mine concentrate are included in their respective operating results above.

Year ended December 31, 2007 (US$ in millions except per pound amounts—Unaudited)

	Operating Expenses (in millions)	Pounds Produced(1) (000's lbs)	$/lb
Thompson Creek Mine
Cash costs—Non-GAAP(2)	$101.1	9,269	$10.91
Add/(Deduct):
Stock-based compensation	5.4
Inventory and other adjustments	21.0

GAAP operating expenses	$127.5

Endako Mine
Cash costs—Non-GAAP(2)	$63.1	7,097	$8.89
Add/(Deduct):
Stock-based compensation	1.6
Inventory and other adjustments	(2.1)

GAAP operating expenses	$62.6

Other operations GAAP operating expenses(3)	$398.7

GAAP consolidated operating expenses	$588.8

Weighted-average cash cost—Non-GAAP	$164.2	16,366	$10.03

(1)
Mined production pounds are molybdenum oxide and HPM from the Corporation's share of the production from the mines; excludes molybdenum processed from purchased product.

(2)
Cash costs represent the mining (including all stripping costs), milling, roasting and packaging costs for molybdenum oxide and HPM produced in the period. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for the Thompson Creek Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs from the Thompson Creek Mine to the Langeloth Facility.

(3)
Other Operations represent activities related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility and excludes product volumes and costs related to the roasting and processing of Thompson Creek Mine and Endako Mine concentrate. The Langeloth Facility costs associated with roasting and processing of Thompson Creek Mine and Endako Mine concentrate are included in their respective operating results above.

Critical Accounting Estimates

        In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Critical accounting assumptions affect the consolidated financial statements materially and require a significant level of judgment by management. There is a reasonable likelihood that materially different amounts could be reported under different conditions or using different assumptions and estimates.

Asset Impairments

        The Corporation performs an impairment analysis on an annual basis or more often when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. In 2009, the Corporation changed its impairment testing measurement date from December 31 to October 1 to more closely align the impairment testing date with the Corporation's long-range planning and forecasting process. The Corporation believes this accounting change is preferable as this date provides additional time prior to year end to complete the impairment testing and report the results of those tests as part of the annual financial reporting to shareholders and other investors.

        As of October 1, 2009 and December 31, 2008, the Corporation evaluated its long-lived assets and goodwill for impairment using a net recoverable amount (undiscounted net cash flow) approach and a fair-value based approach, respectively. At each of these dates, the economic environment, molybdenum prices and the Corporation's stock price were considered as impairment indicators for the purposes of these impairment assessments.

        Goodwill was assessed for impairment using a two-step approach. The first step compared the fair value of the reporting unit to its carrying value. The Corporation performed this test as of October 1, 2009, and determined that the fair value of both reporting units were more than their respective carrying values (including the goodwill), which did not require the Corporation to perform the second step test. As of December 31, 2008, the Corporation performed this test and determined that the fair value of both reporting units were less than their respective carrying values (including the goodwill), which required the Corporation to perform the second step test. This step compared the fair value of each reporting unit's goodwill to its carrying amount. For the fourth quarter of 2008, the Corporation determined that the fair value of goodwill of both of its reporting units was less than the respective carrying amount, which required the Corporation to recognize an impairment of goodwill for both US operations ($33.0 million) and Canadian operations ($35.2 million), or a $68.2 million total impairment charge for the fourth quarter of 2008. The goodwill impairment charge did not have an impact on the Corporation's 2008 operating cash flows. The Corporation's impairment evaluation of long-lived assets at both October 1, 2009 and December 31, 2008, other than goodwill, did not result in the identification of an impairment of the long-lived assets.

        However, there may be future impairment charges if there are further declines in the market price of the Corporation's common shares, molybdenum prices, the future value of proven and probable mineral reserves, and significant changes in operating costs, level of capital expenditures, currency exchange, discount and interest rates. Such future impairment charges could have a material impact on the Corporation's financial statements.

Mineral Reserves and Depreciation, Depletion and Amortization

        Property, plant and equipment are recorded at cost. Expenditures for property, plant and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Fixed plant and machinery are amortized using the units-of-production method over the estimated life of the ore body based on recoverable pounds to be produced from estimated proven and probable mineral reserves. Facilities, mobile and other equipment are depreciated on either a declining-balance basis or a straight-line basis over the shorter of their estimated useful life or the life of the mine. Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life or functionality of the asset. In these instances, that portion of the expenditure is capitalized and amortized over the period benefited.

        The estimate that most significantly affects the unit-of-production rate is the quantity of proven and probable molybdenum mineral reserves. The estimation of the extent of mineral reserves is a complex task in which a number of estimates and assumptions are made. These involve the use of geological modeling and sampling as well as estimates of long term molybdenum prices and future mining costs. This data could change over time as a result of numerous factors, including new information gained from development activities, evolving production history and a reassessment of the viability of production under different economic conditions. Significant judgment is involved in the reserve estimates and actual results may differ significantly from current assumptions.

Asset Retirement Obligations

        Accounting for reclamation and remediation obligations requires management to make estimates of the future costs the Corporation will incur to complete the work required to comply with existing laws and regulations at each mining operation. Actual costs may differ from the amounts estimated. Also, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.

Income and Mining Taxes

        In preparing the consolidated financial statements, the Corporation estimates the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates and laws is recognized in income (loss) in the period in which such changes are enacted.

        A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, the Corporation considers estimated future taxable income, carrybacks, as well as feasible tax planning strategies in each jurisdiction. If the Corporation determines that all or a portion of the deferred tax assets will not be realized, a valuation allowance will be increased with a charge to income tax expense. Conversely, if the Corporation makes a determination that it ultimately will be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

        At December 31, 2009, tax valuation allowances totalled approximately $92.3 million and covered the Corporation's US, foreign and alternative minimum tax credit carry forwards and some of the Canadian capital and non-capital tax loss carry forwards.

        The determination of the Corporation's tax expense for the year and its future tax assets and liabilities involves significant management estimation and judgment involving a number of assumptions. In determining these amounts, management interprets tax legislation in a variety of jurisdictions and makes estimates of the expected timing of the reversal of future tax assets and liabilities. Management also makes estimates of future earnings which affect cross-border tax rate assumptions, tax planning strategies and the extent to which potential future tax benefits may be used. The Corporation is subject to assessments by various taxation authorities which may interpret tax legislation differently. These differences may affect the final amount or the timing of the payment of taxes. The Corporation provides for such differences where known based on management's best estimate of the probable outcome of these matters.

Recently Issued Accounting Pronouncements

Common Stock Purchase Warrants

        In June 2008, the Emerging Issues Task Force ("EITF") reached a conclusion that an equity-linked financial instrument would not be considered indexed to the Corporation's own stock if the strike price is denominated in a currency other than the issuer's functional currency, beginning for fiscal years beginning on or after December 15, 2008. Given that the functional currency of Thompson Creek is the US$ and the Warrants are denominated in C$, the Warrants are no longer deemed to be indexed to the Corporation's own stock and are required to be treated as a derivative liability with changes in fair value recorded to net income (loss). This guidance was adopted by the Corporation on January 1, 2009. See Note 7 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Derivatives

        In March 2008, the Financial Accounting Standards Board ("FASB") issued new accounting standards related to enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The new accounting standards were adopted effective January 1, 2009 and were effective for the Corporation's fiscal year, beginning January 1, 2009. See Note 7 to the Consolidated Financial Statement in Item 8 of this Annual Report on Form 10-K for the Corporation's required disclosure.

Subsequent Events

        In May 2009, the FASB issued new accounting standards that established accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard sets forth (i) a period after the balance sheet date during which a reporting entity's management should evaluate events or transactions for possible recognition or disclosure in financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosure that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Corporation adopted the provisions of the new accounting standards for the interim period ended June 30, 2009. The adoption had no impact on the Corporation's consolidated financial position, results of operations or cash flows.

The Accounting Standards Codification

        In June 2009, the FASB issued new accounting standards related to its accounting standards codification of the hierarchy of generally accepted accounting principles (the "Codification"). The new standard is the source of authoritative US GAAP to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The Codification superseded non-SEC accounting and reporting standards. All accounting literature that is not in the Codification, not issued by the SEC and not otherwise grandfathered is non-authoritative. The new standard is effective for the Corporation's interim quarterly period beginning July 1, 2009. The adoption had no impact on the Corporation's consolidated financial position, results of operations or cash flows.

Quantitative and Qualitative Disclosure About Market Risks

Commodity Price Risk

        The Corporation's consolidated molybdenum sales represent the sale of molybdenum in various forms from the Corporation's mines and from third party material that is purchased, processed and sold. Molybdenum sales for 2009 were $361.9 million, with cash generated from operations of $105.9 million. For each $1 per pound change in molybdenum prices (using the molybdenum pounds sold in 2009), the impact on the Corporation's annual cash flow would approximate $28 million. The Corporation recognizes revenue from molybdenum sales when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, title transfers, no obligation remains and collection is reasonably assured. The Corporation's sale contracts specify the point in the delivery process at which title transfers to the customer (shipping point or destination).

        From time to time the Corporation enters into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date based upon provisional assays and quoted prices. The future pricing mechanism of these agreements constitutes an embedded derivative which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net income. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to molybdenum sales is recorded each reporting period until the date of final pricing. Accordingly, in times of rising molybdenum prices, molybdenum sales benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior years; in times of falling molybdenum prices, the opposite occurs.

        The following table sets forth the Corporation's outstanding provisionally-priced sales contracts as of December 31, 2009, which all mature in 2010:

Pounds Sold/Purchased (000's lb)
Provisionally priced sales	72
Provisionally priced purchases	489

        The Corporation also enters into certain molybdenum sales contracts where it sells future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. Forward sales contracts in place at December 31, 2009 cover the period 2010 to 2011. As of December 31, 2009, the Corporation had committed to sell approximately 1.9 million pounds at an average market price of approximately $15.94 per pound.

        Historically, these contracts were recorded as derivatives with changes in the fair value recorded to net income (loss). Beginning October 1, 2009, the Corporation elected to treat these contracts as normal purchase and normal sales contracts. As such, these contracts will no longer be recorded at market value (mark-to-market) at each reporting period. The mark-to-market asset of $3.5 million as of September 30, 2009 will be realized in molybdenum sales as the Corporation makes the physical deliveries related to those contracts. For the fourth quarter of 2009, a $1.6 million loss was realized in molybdenum sales related to the September 30, 2009 value. For the year ended December 31, 2009, the Corporation recorded an unrealized loss of $2.6 million in its consolidated statement of operations. In 2008 and 2007, a gain of $11.5 million and a loss of $7.0 million were included in molybdenum sales in its consolidated statements of operations, respectively.

        The following table sets forth the Corporation's outstanding fixed price molybdenum sales contracts as of December 31, 2009:

	2010	2011
Molybdenum committed (000's lb)	1,509	417
Average price ($/lb)	$14.54	$21.00

        In the normal course of operations, the Corporation enters into agreements for the purchase of molybdenum. As of December 31, 2009, the Corporation had commitments to purchase approximately 8.1 million pounds of molybdenum sulfide concentrates in 2010 to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

        On acquisition of Thompson Creek USA, the Corporation acquired an unfavorable contractual agreement to sell 10% of certain production at the Thompson Creek Mine at an amount that was less than the then prevailing market price. Deliveries under this contract commenced in 2007 and continue through 2011. As of December 31, 2009 and 2008, the Corporation has a liability of $4.5 million and $7.3 million related to future deliveries under this agreement, respectively. As this contractual agreement is satisfied by delivery of product, the liability is being drawn down with an offsetting adjustment to molybdenum sales in the determination of net income (loss). For the years ended December 31, 2009, 2008 and 2007, the Corporation recorded $2.8 million, $2.4 million, and $0.3 million related to this obligation, respectively, which has been realized and included in molybdenum sales.

Foreign Currency Exchange Risk

        The US$ is the functional currency of the majority of the Corporation's activities. However, the C$ is the functional currency of the Endako Mine operations. The Corporation has potential currency exposures related to items denominated in currencies other than the operations' functional currency. The Corporation's foreign exchange exposures include:

  •
  Transactional exposure related to the Endako Mine operations as molybdenum sales are denominated in US$ and a portion of capital expenditures are in US$;

  •
  Transactional exposure related to the Endako Mine operations; whereby, those operations hold financial instruments (which includes cash and cash equivalents, short-term investments, and accounts receivable) in US$; and

  •
  Transactional exposure to C$ transactions and balances in US$ functional currency operations.

        Generally, the Corporation's results are positively affected when the US$ strengthens in relation to the C$ and adversely affected when the US$ weakens in relation to the C$. For the Endako Mine, a $0.01 change in the Canadian foreign exchange rate results in a $0.10 change in cash cost per pound produced. See "Non-GAAP Financial Measures" above for additional information.

        Given the Corporation's current offsetting US$ denominated cash positions in entities with a C$ functional currency, and C$ denominated cash positions in entities with a US$ functional currency, with other variables unchanged, each $0.10 strengthening (weakening) of the US$ against the C$ results in an insignificant impact to net income (loss).

        From time to time, the Corporation uses foreign currency forward contracts to fix the rate of exchange of US$ for C$ at future dates in order to ensure sufficient C$ funds are available to meet the Corporation's foreseeable C$ needs (including the mill expansion project at the Endako Mine where most of the capital costs are expected to be in C$) and to reduce the Corporation's exposure to foreign currency fluctuations on cash flows related to its share of the Endako Mine's operations. The terms of these contracts are less than one year. At December 31, 2009, the Corporation had no open forward currency contracts. The Corporation does not consider these contracts to be hedges for accounting purposes and has determined these contracts to be derivative instruments. For the year ended December 31, 2009, a gain of $1.9 million has been included in loss (gain) on foreign exchange related to these contracts. For the years ended December 31, 2008 and 2007, a loss of $2.7 million and a gain of $2.3 million, respectively, has been included in loss (gain) on foreign exchange related to these contracts.

Outstanding Share Data

        Common shares and convertible securities outstanding as of February 25, 2010 are as follows:

Security	Expiry Dates	Exercise Price (C$)	Common Shares on Exercise (000's)
Common shares			139,566
Warrants	October 23, 2011	$9.00	24,504
Share options	August 11, 2010 to November 6, 2013	$2.94 to $23.93	6,234

			170,304

Forward-looking Statements

        The foregoing MD&A, as well as certain information contained elsewhere in this Annual Report on Form 10-K, contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. See the discussion of "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Thompson Creek Metals Company Inc.:

        We have audited the accompanying consolidated balance sheet of Thompson Creek Metals Company Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thompson Creek Metals Company Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        Generally accepted accounting principles in the United States vary in certain significant respects from Canadian generally accepted accounting principles. Information relating to the nature and effect of such differences in presented in Note 22 to the consolidated financial statements.

        As discussed in Note 2 to the consolidated financial statements, the Company has changed its goodwill impairment testing measurement date in 2009.

        As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for common stock warrants in 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thompson Creek Metals Company Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 25, 2010

Independent Auditors' Report

To the Shareholders of Thompson Creek Metals Company Inc.

        We have audited the accompanying consolidated balance sheet of Thompson Creek Metals Company Inc. as at December 31, 2008, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits of the Company's financial statements in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2008 in accordance with United States generally accepted accounting principles.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Vancouver, British Columbia
March 19, 2009

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(US dollars in millions)

	December 31,
	2009	2008
		(recast US GAAP)
ASSETS
Current assets
Cash and cash equivalents	$158.5	$258.0
Short-term investments	353.0	—
Accounts receivable—trade	32.4	46.1
Accounts receivable—related parties	10.3	8.9
Product inventory	43.5	59.9
Material and supplies inventory	34.5	36.2
Prepaid expense and other current assets	6.0	6.3
Income tax receivable	4.8	1.4

	643.0	416.8
Property, plant and equipment, net	605.7	538.5
Restricted cash	16.8	14.2
Reclamation deposits	30.3	26.9
Goodwill	47.0	47.0
Other assets	1.8	3.0

	$1,344.6	$1,046.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$29.9	$36.5
Income and mining taxes payable	3.6	7.5
Current portion of long-term debt	3.7	5.6
Deferred income tax liabilities	6.7	8.1

	43.9	57.7
Long-term debt	9.2	11.7
Other liabilities	24.6	21.8
Asset retirement obligations	24.8	23.3
Common stock warrant derivatives (Note 7d)	115.4	—
Deferred income tax liabilities	141.3	141.3

	359.2	255.8

Commitments and contingencies (Note 14)
Shareholders' equity
Common stock, no-par, 139,511,257 and 122,253,257 shares issued and outstanding, as of December 31, 2009 and 2008, respectively	697.1	485.7
Common stock warrants (Note 3)	—	35.0
Additional paid-in-capital	45.7	40.4
Retained earnings (Note 3)	232.8	275.8
Accumulated other comprehensive income (loss)	9.8	(46.3)

	985.4	790.6

	$1,344.6	$1,046.4

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(US dollars in millions, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
		(Recast US GAAP)
REVENUES
Molybdenum sales	$361.9	$992.2	$891.1
Tolling, calcining and other	11.5	19.2	23.3

	373.4	1,011.4	914.4

COST OF SALES
Operating expenses	241.3	557.4	588.8
Selling and marketing	6.2	10.1	9.0
Depreciation, depletion and amortization	43.4	40.0	48.2
Accretion expense	1.4	1.7	1.7

	292.3	609.2	647.7

OTHER (INCOME) EXPENSES
Goodwill impairment	—	68.2	—
General and administrative	25.1	37.9	25.1
Exploration	6.3	8.0	4.6
Loss (gain) on foreign exchange	10.9	(21.5)	2.1
Interest and finance fees	1.2	15.1	42.1
Interest income	(1.5)	(2.4)	(7.8)
Change in fair value of common stock warrants (Note 7d)	93.4	—	—
Other	(0.3)	(0.5)	(0.7)

	135.1	104.8	65.4

Income (loss) before income and mining taxes	(54.0)	297.4	201.3
Income and mining taxes (benefit)
Current	17.2	112.7	103.1
Deferred	(15.2)	11.6	(41.4)

	2.0	124.3	61.7

NET INCOME (LOSS)	$(56.0)	$173.1	$139.6

NET INCOME (LOSS) PER SHARE
Basic	$(0.44)	$1.45	$1.27

Diluted	$(0.44)	$1.31	$1.10
Weighted average number of common shares
Basic	127.5	119.5	110.2
Diluted	127.5	131.7	126.6

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars in millions)

	Year Ended December 31,
	2009	2008	2007
		(Recast US GAAP)
OPERATING ACTIVITIES
Net income (loss)	$(56.0)	$173.1	$139.6
Items not affecting cash:
Goodwill impairment	—	68.2	—
Change in fair value of warrants	93.4	—	—
Depreciation, depletion and amortization	43.4	40.0	48.2
Accretion expense	1.4	1.7	1.7
Amortization of finance fees	—	5.4	7.5
Stock-based compensation	9.2	15.6	16.3
Deferred income taxes (benefit)	(15.2)	11.6	(41.3)
Unrealized loss (gain) on derivative instruments	3.5	(15.4)	4.8
Change in working capital accounts (Note 19)	26.2	88.8	(28.4)

Cash generated by operating activities	105.9	389.0	148.4

INVESTING ACTIVITIES
Short-term investments	(341.3)	—	—
Capital expenditures	(66.1)	(101.3)	(14.7)
Restricted cash	(2.6)	(4.2)	(1.6)
Reclamation deposit	(2.6)	(1.0)	(2.8)
Acquisition cost (Note 6)	—	(100.0)	—

Cash used in investing activities	(412.6)	(206.5)	(19.1)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net	206.0	223.9	50.8
Repurchase of common shares	—	(19.2)	—
Repayment of long-term debt	(5.3)	(262.1)	(168.2)
Proceeds from issuance of long-term debt	—	36.5	—

Cash generated (used) by financing activities	200.7	(20.9)	(117.4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6.5	(17.3)	3.7

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(99.5)	144.3	15.6
Cash and cash equivalents, beginning of period	258.0	113.7	98.1

Cash and cash equivalents, end of period	$158.5	$258.0	$113.7

Supplementary cash flow information (Note 19)

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY and COMPREHENSIVE INCOME

Years Ended December 31, 2009, 2008, and 2007

(US dollars in millions, except share data in thousands)

	Common Stock				Common Stock Purchase Warrants	Accumulated Other Comprehensive Income (Loss)
			Paid-in Capital	Retained Earnings (Deficit)
	Shares	Amount					Total
Balances at January 1, 2007	100,528	$211.5	$15.0	$(28.0)	$35.5	$(9.6)	$224.4
Issuance of common stock, net	3,000	31.9	—	—	—	—	31.9
Amortization of the fair value of stock options	—	—	16.3	—	—	—	16.3
Proceeds from stock option exercises	4,720	15.3	—	—	—	—	15.3
Transferred from paid-in capital on exercise of options	—	6.9	(6.9)	—	—	—	—
Proceeds from the exercise of warrants	5,116	3.6	—	—	—	—	3.6
Transferred from paid-in capital on exercise of warrants	—	0.5	—	—	(0.5)	—	—
Stock-based compensation tax adjustment	—	—	2.1	—	—	—	2.1
Comprehensive income:
Net income	—	—	—	139.6	—	—	139.6
Foreign currency translation	—	—	—	—	—	37.8	37.8

Total comprehensive income	—	—	—	—	—	—	177.4

Balances at December 31, 2007	113,364	$269.7	$26.5	$111.6	$35.0	$28.2	$471.0
Issuance of common stock, net	10,915	218.1	—	—	—	—	218.1
Amortization of the fair value of stock options	—	—	15.6	—	—	—	15.6
Proceeds from stock option exercises	776	5.8	—	—	—	—	5.8
Transferred from paid-in capital on exercise of options	—	2.7	(2.7)	—	—	—	—
Proceeds from the exercise of warrants	1	—	—	—	—	—	—
Stock-based compensation tax adjustment	—	—	0.9	—	—	—	0.9
Share Repurchase	(2,803)	(10.6)	0.1	(8.9)	—	—	(19.4)
Comprehensive income:
Net income	—	—	—	173.1	—	—	173.1
Foreign currency translation	—	—	—	—	—	(74.5)	(74.5)

Total comprehensive income	—	—	—	—	—	—	98.6

Balances at December 31, 2008	122,253	$485.7	$40.4	$275.8	$35.0	$(46.3)	$790.6
Cumulative adjustment—warrant accounting (Note 3)	—	—	—	13.0	(35.0)	—	(22.0)

Balances at January 1, 2009	122,253	485.7	40.4	288.8	—	(46.3)	768.6
Issuance of common stock, net	15,500	194.6	—	—	—	—	194.6
Amortization of the fair value of stock options	—	—	10.5	—	—	—	10.5
Proceeds from stock option exercises	1,757	11.4	—	—	—	—	11.4
Transferred from paid-in capital on exercise of options	—	5.4	(5.4)	—	—	—	—
Proceeds from the exercise of warrants	1	—	—	—	—	—	—
Stock-based compensation tax adjustment	—	—	0.2	—	—	—	0.2
Comprehensive income:
Net income (loss)	—	—	—	(56.0)	—	—	(56.0)
Foreign currency translation	—	—	—	—	—	56.1	56.1

Total comprehensive income	—	—	—	—	—	—	0.1

Balances at December 31, 2009	139,511	$697.1	$45.7	$232.8	$—	$9.8	$985.4

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

1. Description of Business

        Thompson Creek Metals Company Inc. (the "Corporation") is a North American molybdenum mining corporation, governed by the laws of British Columbia, with vertically integrated mining, milling, processing and marketing operations in Canada and the United States ("US"). The US operations include the Thompson Creek Mine (mine and mill) in Idaho and the Langeloth Metallurgical Roasting Facility in Pennsylvania. The Canadian operation consists of a 75% joint venture interest in the Endako Molybdenum Mine Joint Venture ("Endako Mine") (mine, mill and roaster) in British Columbia. In addition, the Corporation has two underground molybdenum exploration projects comprised of an option to acquire up to 75% of the Mount Emmons molybdenum property ("Mt. Emmons Project"), located in Colorado, and the 100% owned Davidson molybdenum property ("Davidson Project"), located in British Columbia.

2. Significant Accounting Policies

Basis of Preparation

        The Corporation determined that as of June 30, 2009 more than 50% of its outstanding shares were held by US residents. Therefore, the Corporation no longer meets the definition of a foreign private issuer under the Rules and Regulations of the US Securities and Exchange Commission ("SEC"). The Corporation is required to file as a domestic US registrant with the SEC beginning January 1, 2010 related to its filings with the SEC. As a result, the accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Prior to becoming a domestic registrant in the United States, the Corporation prepared its consolidated financial statements in accordance with generally accepted accounting principles in Canada ("Canadian GAAP"). The previously issued consolidated financials for 2008 and 2007 have been recast to US GAAP from Canadian GAAP. Significant measurement differences between US GAAP and Canadian GAAP are described in Note 22.

        All financial figures are presented in US dollars unless otherwise stated.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Corporation and its subsidiaries.

        The Corporation also consolidates its 75% proportionate interest in the accounts of the unincorporated Endako Mine. Intercompany accounts and transactions have been eliminated on consolidation.

        Certain comparative information has been reclassified to conform to the current year's presentation.

Currency Translation

        The functional currency of the Corporation and its US operations is the US dollar. Monetary assets and liabilities denominated in foreign currencies are translated into US dollars at exchange rates in effect at the balance sheet date with resulting gains or losses being reported in other income or expense in the computation of net income. Other non-monetary assets and liabilities are translated at

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

historic rates. Revenues, expenses and cash flows completed in foreign currencies are translated into US dollars at average exchange rates, except for depreciation, depletion and amortization which is recorded at historical rates.

        The Endako Mine's functional currency is the Canadian dollar. The Endako Mine's assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenues and expenditures are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the consolidated statements as other comprehensive income (loss).

Use of Estimates

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities as at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. As the estimation process is inherently uncertain, actual future outcomes could differ from current estimates and assumptions, potentially having material effects on future financial statements.

Cash and Cash Equivalents

        Cash is comprised of cash deposits held at banks. Cash equivalents are financial instruments issued or guaranteed by major financial institutions and governments that have an original maturity date of less than 90 days. Cash equivalents are stated at cost, which approximates market value.

Short-term Investments

        These investments consist of US and Canadian government-backed securities with original maturities greater than 90 days and less than 180 days. These short-term investments are categorized as held-to-maturity financial instruments and are recorded at amortized cost. When there is objective evidence that held-to-maturity financial assets are impaired and there is a decline in the fair value below amortized cost that is considered other than temporary, an impairment loss is recorded for the excess of amortized cost over fair value. There has not been an impairment loss recorded to date related to the Corporation's short-term investments.

Product Inventories

        Product inventories are carried at the lower of cost or market. Cost is comprised of production costs for ore produced and processed from the Corporation's mines and amounts paid for molybdenum concentrate purchased from third parties. Production costs include the costs of materials, costs of processing and roasting, direct labor, stock-based compensation, mine site and processing facility overhead costs and depreciation, depletion and amortization. Stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) incurred during the production phase of a mine are considered variable production costs and are included as a component of inventory produced during the period in which stripping costs are incurred. The Corporation uses the first-in, first-out cost method for production and sales of product inventory.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Expenditures for property, plant and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Fixed plant and machinery are amortized using the units-of-production method over the estimated life of the ore body based on recoverable pounds to be produced from estimated proven and probable mineral reserves. Facilities, mobile and other equipment are depreciated on either a declining-balance or straight-line basis over the shorter of their estimated useful life or the life of the mine. Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life or functionality of the asset. In these instances, that portion of the expenditures is capitalized and amortized over the period benefited.

        The Corporation capitalizes the costs to acquire mineral properties. On acquisition of a mineral property, the Corporation estimates the fair value of proven and probable mineral reserves as well as the value beyond proven and probable mineral reserves and records these costs as assets at the date of acquisition. Mineral properties in production are amortized over the life of the mine using the units-of-production method based on the volume of mineral produced in relation to the total estimated proven and probable mineral reserves. The cost assigned to value beyond proven and probable mineral reserves is not amortized. However, as new information is gained or economics change, mineralized material may be converted into proven and probable mineral reserves at which time the capitalized costs associated with mineralized material are reclassified as costs subject to amortization.

        Capitalization of mine development costs that meet the definition of an asset begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. Costs incurred during the start-up phase of a mine are expensed as incurred. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as exploration expense, unless there is a high degree of confidence, prior to the commencement of a drilling program, that the drilling costs will result in the conversion of a mineral resource into proven and probable reserves. All capitalized costs are amortized using the units of production method over the estimated life of the ore body based on recoverable pounds to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in other income or expense.

        Depreciation, depletion and amortization is allocated to inventory cost and then included as a component of operating expenses as inventory is sold.

Exploration

        Costs include geological and geophysical work on areas without identified reserves together with drilling and other related costs. These costs are expensed as incurred.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

Goodwill

        Acquisitions are accounted for using the purchase method whereby tangible and intangible assets and liabilities acquired are recorded at their fair values as of the date of acquisition and any excess of the purchase price over the fair value of the net assets required is recorded as goodwill. Goodwill is identified and assigned to reporting units by preparing estimates of the fair value of each reporting unit and comparing this amount to the carrying value of assets and liabilities in the reporting unit.

        The Corporation evaluates the carrying amount of goodwill for impairment on an annual basis or when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the carrying value of a reporting unit exceeds its fair value, then the Corporation compares the implied fair value of the reporting unit's goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged against earnings. Assumptions underlying fair value estimates are subject to significant risk and uncertainties.

        In evaluating goodwill for impairment, estimates of after-tax discounted future cash flows of the individual mining operations are used to perform the test for impairment. The estimated cash flows used to assess recoverability of the Corporation's goodwill are derived from current life-of-mine plans developed using near-term price forecasts reflective of the current price environment and management's projections for long-term average metal prices and operating costs.

        In 2009, the Corporation changed its impairment testing measurement date to October 1 to more closely align the impairment testing date with the Corporation's long-range planning and forecasting process. This accounting change is preferable as this date coincides with the Corporation's planning and forecasting process and provides additional time prior to year end to complete the impairment test.

Asset Impairment

        Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. If total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, then the Corporation performs an evaluation of the estimated fair value of the asset or asset group. An impairment loss is measured and recorded based on the difference between book value and the estimated fair value of the asset or asset group. Fair value is estimated using discounted estimated future cash flows, or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of recoverable pounds, molybdenum prices (considering current and historical prices, price trends and related factors), production levels and capital, all based on life-of-mine plans and projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Corporation's operating performance could have a material effect on the Corporation's determination of ore reserves, or its ability to recover the carrying amounts of its long-lived assets resulting in impairment charges. In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

Derivative Instruments

        The Corporation enters into various arrangements such as foreign currency forward contracts and molybdenum purchase and sale contracts. The Corporation does not account for any of these arrangements using hedge accounting. As of October 1, 2009 the Corporation designated its fixed-priced molybdenum contracts as "normal sales and purchase contracts" (see Note 7).

        Financial and derivative instruments, including embedded derivatives, and the Corporation's outstanding common stock warrants are recorded at fair value on the balance sheet. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations.

Income and Mining Taxes

        The Corporation computes income taxes using the asset and liability approach that results in the recognition of deferred tax liabilities and assets for the expected future tax consequences or benefits of temporary differences between the financial reporting basis and the tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance is provided for the portion of the Corporation's net deferred tax assets for which it is not more likely than not that they will be realized.

Asset Retirement Obligations

        Future obligations to retire an asset including site closure, dismantling, remediation and ongoing treatment and monitoring are recorded as a liability at fair value at the time incurred. The fair value determination is based on estimated future cash flows, the current credit-adjusted risk-free discount rate, and an estimated inflation factor. The value of asset retirement obligations is evaluated on an annual basis or as new information becomes available on the expected amounts and timing of cash flows required to discharge the liability. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in accretion expense. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

Revenue Recognition

        The Corporation recognizes revenue from molybdenum sales when persuasive evidence of an arrangement exists, the price is fixed and determinable, the product has been delivered, title has transferred, and collection is reasonably assured. The Corporation's sale contracts specify the point in the delivery process at which title transfers to the customer (shipping point or destination). Shipping and handling fees are accounted for on a gross basis under the terms of the contract. The Corporation

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

recognizes tolling and calcining revenue under contractual arrangements as the services are performed on a per unit basis.

        From time to time the Corporation enters into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date based upon provisional assays and quoted prices. The future pricing mechanism of these agreements constitutes an embedded derivative which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net income.

Stock-based Compensation

        The Corporation accounts for all stock-based compensation using the fair-value method. Under this method, the fair value of stock options at grant date is estimated using the Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over the stock option vesting period and included in the specific income statement categories that include the costs and benefits of the employees granted the stock-based award. Proceeds arising from the exercise of stock options are credited to common stock.

Earnings per Share

        Earnings per share calculations are based on the weighted average number of common shares issued and outstanding during the year. Diluted earnings per share are calculated using the treasury stock method, which assumes that outstanding stock options and warrants with an average exercise price less than the average market price of the Corporation's common shares are exercised and the proceeds are used to repurchase common shares at the average market price of the common shares for the period. In years in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive and therefore are excluded from basic and diluted calculations.

3. Recent Accounting Pronouncements

Common stock warrant derivatives

        In June 2008, the Emerging Issues Task Force ("EITF") reached a conclusion that an equity-linked financial instrument would not be considered indexed to the Corporation's own stock if the strike price is denominated in a currency other than the issuer's functional currency, beginning for fiscal years beginning on or after December 15, 2008. Given that the functional currency of the Corporation is the US dollar and given that the common stock warrants exercise price is denominated in the Canadian dollar, these warrants are now required to be treated as a derivative liability with changes in fair value recorded to earnings. This guidance was adopted by the Corporation on January 1, 2009. See Note 7d for further discussion.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

3. Recent Accounting Pronouncements (Continued)

Derivatives

        In March 2008, the Financial Accounting Standards Board ("FASB") issued new accounting standards related to enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The new accounting standards were adopted effective January 1, 2009 and were effective for the Corporation's fiscal year, beginning January 1, 2009. See Note 7 for the Corporation's required disclosure.

4. Inventory

        Product inventory is comprised of the following:

	December 31, 2009	December 31, 2008
Finished product	$27.7	$45.3
Work-in-process	13.2	10.9
Stockpiled ore	2.6	3.7

	$43.5	$59.9

        As of December 31, 2009, the market value of the Corporation's inventory exceeded the carrying value. As of December 31, 2008, the carrying value of the Corporation's inventory exceeded the market value resulting in an inventory write-down of $4.9 million.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

5. Property, Plant and Equipment

        Property, plant and equipment is comprised of the following:

	December 31, 2009	December 31, 2008
Mining properties	$320.2	$274.0
Mining equipment	213.3	163.9
Processing facilities	113.9	110.2
Endako mill expansion	63.9	43.4
Construction in progress	22.3	30.8
Other	2.7	1.1

	736.3	623.4
Less: Accumulated depreciation, depletion and amortization	(130.6)	(84.9)

	$605.7	$538.5

        Property, plant and equipment include costs associated with the Endako mill expansion of $20.5 million and $43.4 million for the years ended December 31, 2009 and 2008, respectively. No depletion or depreciation is currently being recognized on these assets as the facility has not yet been completed or placed into service.

        Depreciation for mining properties is determined using the unit-of-production method. Mining equipment is depreciated on either a declining-balance or straight-line basis over the shorter of their estimated useful life and the life of the mine. The declining-balance percentages range from 10% to 50% and the estimated useful lives range from 3 years to life of mine. Processing facilities are depreciated on a straight-line basis over the estimated useful lives ranging from 3-20 years.

6. Goodwill

        On October 26, 2006, the Corporation acquired Thompson Creek Metals Company USA ("Thompson Creek USA"), a private corporation with producing molybdenum mines and processing facilities in Canada and the US. This acquisition was accounted for using the purchase method, whereby the purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed at the effective date of the purchase. As the purchase price exceeded the fair value of the net identifiable assets acquired, the Corporation recorded goodwill related to this transaction. In January 2008, the Corporation made a final payment of $100 million for this acquisition.

        The goodwill balance of $47.0 million as of December 31, 2009 is unchanged from the balance as of December 31, 2008. The Corporation evaluated its goodwill for impairment as of October 1, 2009 and December 31, 2008 and 2007, which resulted in the recognition of goodwill impairment charges of $nil, $68.2 million, and $nil, respectively.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

7. Derivative Financial Instruments

a)
Forward Currency Contracts

        The US dollar is the functional currency of the majority of the Corporation's activities. However, the Canadian dollar ("C$") is the functional currency of the Endako Mine operations. The Corporation has potential currency exposures related to items denominated in currencies other than the operations' functional currency. The Corporation's foreign exchange exposures include:

  •
  Transactional exposure related to the Endako Mine operations as molybdenum sales are denominated in US dollars and a portion of capital expenditures are in US dollars;

  •
  Transactional exposure related to the Endako Mine operations; whereby, those operations hold financial instruments (which includes cash and cash equivalents, short-term investments and accounts receivable) in US dollars; and

  •
  Transactional exposure to Canadian dollar transactions and balances in US dollar functional currency operations.

        The Corporation uses foreign currency forward contracts to fix the rate of exchange of US dollars for Canadian dollars at future dates in order to reduce the Corporation's exposure to foreign currency fluctuations on cash flows related to its share of the Endako Mine's operations. The terms of these contracts are less than one year. At December 31, 2009, the Corporation had no open forward currency contracts. At December 31, 2008 the Corporation had open forward currency contracts to purchase C$6.0 million at an average Canadian dollar to US dollar exchange rate of 1.23 to 1.

        The Corporation does not consider these contracts to be hedges for accounting purposes and has determined these contracts to be derivative instruments. As of December 31, 2008, the fair value of open forward currency contracts was an asset of $0.1 million.

        For the year ended December 31, 2009, a gain of $1.9 million has been included in loss (gain) on foreign exchange related to these contracts. For the years ended December 31, 2008 and 2007, a loss of $2.7 million and a gain of $2.3 million, respectively, have been included in loss (gain) on foreign exchange related to these contracts.

b)
Provisionally-priced contracts

        As of December 31, 2009 and 2008, the fair value of the embedded derivatives in provisionally-priced sales contracts was a liability of $0.1 million and an asset of $0.1 million, respectively. For the years ended December 31, 2009, 2008 and 2007 a loss of $0.2 million, a gain of $0.1 million, and $nil, respectively, has been included in molybdenum sales for these embedded derivatives on the Corporation's consolidated statements of operations.

        Changes to the fair value of the embedded derivatives related to molybdenum purchases are included in operating expenses in the consolidated statement of operations. As of December 31, 2009 and 2008, the fair value of these embedded derivatives was $nil and an asset of $0.7 million, respectively. For the years ended December 31, 2009, 2008 and 2007, loss of $0.7 million, a gain of $20.5 million, and a loss of $8.6 million, respectively, have been included in operating expenses on the Corporation's consolidated statements of operations.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

7. Derivative Financial Instruments (Continued)

        The following table sets forth the Corporation's outstanding provisionally-priced contracts as of December 31, 2009, which all mature in 2010:

Pounds Sold/Purchased (000's lb)
Provisionally priced sales	72
Provisionally priced purchases	489
c)
Fixed Price Contracts

        The Corporation's results of operations and operating cash flows are affected by changes in market prices for molybdenum. To mitigate a portion of this risk, the Corporation enters into certain molybdenum sales contracts where it sells future molybdenum production at fixed prices. These fixed prices may be different than the quoted market prices at the date of sale. Forward sales contracts in place at December 31, 2009 cover the period 2009 to 2011. As of December 31, 2009, the Corporation had committed to sell approximately 1.9 million pounds at an average market price of $15.94 per pound.

        Historically, these contracts were recorded as derivatives with changes in the fair value recorded to net income (loss). Beginning October 1, 2009, the Corporation elected to treat these fixed price contracts as normal purchase and normal sales contracts. As such, these contracts will no longer be recorded at market value (mark-to-market) at each reporting period. The mark-to-market asset of $3.5 million as of September 30, 2009 is being amortized to molybdenum sales revenue as the Corporation makes the physical deliveries related to those contracts. For the fourth quarter 2009 a $1.6 million loss was recorded in molybdenum sales related to the September 30, 2009 balance. For the year ended December 31, 2009, the Corporation recorded an unrealized loss of $2.7 million in its consolidated statements of operations. In 2008 and 2007, a gain of $11.5 million and a loss of $7.0 million, respectively, was included in molybdenum sales in its consolidated statements of operations.

        The following table sets forth the Corporation's outstanding fixed price molybdenum sales contracts as of December 31, 2009:

	2010	2011
Molybdenum committed (000's lb)	1,509	417
Average price ($/lb)	$14.54	$21.00

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

7. Derivative Financial Instruments (Continued)

d)
Common Stock Warrant Derivatives

        The following table summarizes common share warrant transactions:

Number of Shares (000's)
Balance, December 31, 2008	24,505
Warrants exercised	(1)

Balance, December 31, 2009	24,504

        In October 2006, the Corporation issued 20.9 million warrants in connection with the acquisition of Thompson Creek USA. Additionally, on this date the Corporation also issued 3.6 million warrants to a former shareholder of Thompson Creek USA. Each warrant entitles the holder to purchase one common share of the Corporation at a price of C$9.00 until October 23, 2011. The Corporation determined the fair value allocated to these warrants to be C$1.70 based on a pro-rata allocation of the fair value of common shares issued and the estimated fair value of the warrants issued using the Black-Scholes model and applying the following assumptions: expected life of 5 years; expected volatility of 45.8%; risk free interest rate of 4.02%; and an expected dividend of 0%.

        As described further in significant accounting policies, the Corporation reclassified the warrants to a derivative liability with a cumulative adjustment for the change in accounting principle to the opening balance of the Corporation's retained earnings as of January 1, 2009, as indicated in the table below.

	Balance as of January 1, 2009
	As reported	Change in accounting principle	Cumulative effect of change in accounting principle
Common stock warrant derivatives	$—	$22.0	$22.0
Common stock warrants—equity	35.0	(35.0)	—
Retained earnings	275.8	13.0	288.8

        The Corporation recorded an unrealized loss related to the change in fair value of its warrants of $93.4 million for the year ended December 31, 2009 in its consolidated statements of operations. As the accounting rule was effective beginning January 1, 2009, no similar changes in the fair value of the warrants have been recorded for the years ended December 31, 2008 and 2007.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

7. Derivative Financial Instruments (Continued)

e)
Financial statement classification

        None of the Corporation's derivative instruments are treated as hedges and are recorded on the consolidated balance sheet at fair value (except those in which the Corporation has taken the normal purchase and normal sales exception), with changes in fair value recorded to the consolidated statements of operations. The following tables summarize the location and fair value amounts of all derivative instruments in the consolidated balance sheets.

		Fair Value
Derivative Type	Balance Sheet Classification	December 31, 2009	December 31, 2008
Derivative assets
Provisionally-priced sales	Accounts receivable—trade	$(0.1)	$0.1
Fixed-price contracts—current	Prepaid expense and other current assets	0.9	1.5
Fixed-price contracts—noncurrent	Other assets	1.7	3.0
Forward currency contracts	Prepaid expense and other current assets	—	0.1

Total derivative assets		$2.5	$4.7

Derivative liabilities
Provisionally-priced purchases	Accounts payable and accrued liabilities	$—	$(0.7)
Fixed-priced contracts	Accounts payable and accrued liabilities	0.8	—
Common Stock warrant derivatives	Common stock warrant derivatives	115.4	—

Total derivative liabilities		$116.2	$(0.7)

        The following represent the mark-to-market gains (losses) on derivative instruments as of December 31, 2009.

		Gain/(loss) for the years ended
Derivative Type	Statement of Operations Classification	December 31, 2009	December 31, 2008	December 31, 2007
Provisionally-priced sales	Molybdenum sales	$(0.2)	$0.1	$—
Provisionally-priced purchases	Operating expenses	(0.7)	20.5	(8.6)
Fixed-price contracts	Molybdenum sales	(2.7)	11.5	(7.0)
Forward currency contracts	Gain (loss) on foreign exchange	1.9	(2.7)	2.3
Common Stock warrant derivatives	Change in fair value of warrants	(93.4)	—	—

		$(95.1)	$29.4	$(13.3)

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

7. Derivative Financial Instruments (Continued)

f)
Credit Risk—Derivative Instruments

        The Corporation is exposed to credit loss when counterparties with which it has entered into derivative transactions (commodities, foreign exchange and interest rate swaps) are unable to pay. To reduce counter-party credit exposure, the Corporation deals only with a group of large credit-worthy financial institutions and limits credit exposure to each. The Corporation believes the counterparties to the contracts to be credit-worthy entities, and therefore credit risk of counterparty non-performance is unlikely. The Corporation does not anticipate non-performance by any of its counterparties.

8. Fair Value Measurement

        US GAAP accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standards establish a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2	Quoted prices in markets that are not active or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

8. Fair Value Measurement (Continued)

        The following table sets forth the Corporation's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Provisionally-priced sales	$(0.1)	$—	$(0.1)	$—
Fixed-price contracts—current	0.9	—	—	0.9
Fixed-price contracts—noncurrent	1.7	—	—	1.7

	$2.5	$—	$(0.1)	$2.6

Liabilities:
Common Stock warrant derivatives	$115.4	$115.4	$—	$—
Fixed-price contracts—current	0.8	—	—	0.8

	$116.2	$115.4	$—	$0.8

        The table below sets forth a summary in fair value of the Corporation's Level 3 financial assets and liabilities for the year ended December 31, 2009:

Fixed- Priced Contracts
Balance at January 1, 2009	$4.5
Unrealized and realized (loss)	(2.7)

Balance at December 31, 2009	$1.8

        As of December 31, 2009 and 2008, the carrying values and the fair values of the Corporation's financial assets and liabilities are not significantly different from their fair values.

9. Long-term Debt

        Long-term debt consists of:

	December 31, 2009	December 31, 2008
Equipment loans	$11.9	$17.3
Other	1.0	—

	12.9	17.3
Less: Current portion	(3.7)	(5.6)

	$9.2	$11.7

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

9. Long-term Debt (Continued)

        As of December 31, 2009, the Corporation had a $35 million revolving line of credit secured by a significant amount of the Corporation's US based assets. This credit facility, which had a final maturity date of October 26, 2011, had an interest rate of LIBOR plus 2.5% and included both standard financial and non-financial covenants, including ratio tests for leverage, interest coverage and working capital. The facility was secured by all of the Corporation's assets, except for the Davidson Project and Endako Mine properties and related assets. The Corporation was in compliance with these covenants as of December 31, 2009. Effective February 2, 2010 the Corporation terminated this $35 million credit facility.

        In 2008 and 2007, the Corporation had other borrowing facilities that are no longer in place. Total interest expense for the years ended was December 31, 2009, 2008, and 2007 was $nil, $8.9 million, and $34.0 million, respectively.

Equipment loans

        As of December 31, 2009, the Corporation also had equipment loans with each loan secured by the underlying equipment assets. The variable rate loans bear interest at LIBOR plus 2% with the fixed rate loan bearing interest at 5.9%. These loans are scheduled to mature no later than October 31, 2013.

        Total interest expense on the equipment loans for the years ended December 31, 2009, 2008, and 2007 was $0.8 million, $0.7 million and $1.2 million, respectively.

10. Asset Retirement Obligations

        Asset retirement obligations arise from the acquisition, development, construction and normal operation of mining property, plant and equipment, due to government controls and regulations that protect the environment on the closure and reclamation of mining properties. The Corporation has future obligations to retire its mining assets, including dismantling, remediation and ongoing treatment and monitoring of sites. The exact nature of environmental issues and costs, if any, which the Corporation may encounter in the future are subject to change, primarily because of the changing character of environmental requirements that may be enacted by governmental agencies.

        The following table details items affecting asset retirement obligations for future mine closure and reclamation costs in connection with the Corporation's Thompson Creek Mine, the 75% owned Endako Mine and Davidson Project:

	Thompson Creek Mine	Endako Mine	Davidson Project	Total
At January 1, 2009	$18.7	$4.4	$0.2	$23.3
Additions	1.8	—	—	1.8
Revisions	(2.3)	—	—	(2.3)
Accretion	1.1	0.3	—	1.4
Foreign exchange	—	0.6	—	0.6

At December 31, 2009	$19.3	$5.3	$0.2	$24.8

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

10. Asset Retirement Obligations (Continued)

        The Corporation has a cash deposit and surety bonds in place to provide financial assurance of future mine reclamation costs at its Thompson Creek Mine. This arrangement provides the Corporation with an aggregate limit of $35.0 million for the reclamation of the Thompson Creek Mine, including $22.2 million and $21.8 million in cash recorded as reclamation deposits as of December 31, 2009 and 2008, respectively. The Corporation also has a reclamation bond ($0.6 million) and cash on deposit of $2.3 million with the State of Idaho for the Thompson Creek Mine in accordance with its reclamation obligation. As of December 31, 2009, the Corporation anticipates that these costs will be incurred over the period 2026 to 2040. The estimated future reclamation costs for the Thompson Creek Mine have been discounted using rates from 6.7% to 8.0%. The total inflated and undiscounted reclamation costs for Thompson Creek Mine is $61.8 million as of December 31, 2009.

        A mine reclamation and closure plan is also in place for the Endako Mine. In connection with this plan, the British Columbia Ministry of Energy, Mines and Petroleum Resources has required security in the amount of $6.5 million as of December 31, 2009, and $5.6 million as of December 31, 2008, of which the Corporation's proportionate share is $4.9 million and $4.2 million, respectively. As of December 31, 2009, the Corporation estimates its proportionate share of these costs will be incurred over the period 2010 to 2035. The estimated future reclamation costs for the Endako Mine have been discounted using rates of approximately 6.64%. The Corporation's share of the total inflated and undiscounted reclamation costs for the Endako Mine is $13.6 million.

        The Corporation's Davidson Project is presently in the exploration stage. The estimated future reclamation costs for the Davidson Project have been discounted using rates ranging from 6.6% to 7.5% which reflect the underlying funding arrangements at the time these costs were identified. In connection with this plan, the British Columbia Ministry of Energy, Mines and Petroleum Resources has required security in the amount of $0.3 million as of December 31, 2009 and 2008.

11. Employee Benefits

Deferred compensation

        The Corporation maintains an employee deferred compensation program for certain individuals who were employed at the time of the acquisition of Thompson Creek USA. The Corporation recognizes a liability for the future obligation associated with the program and the cost is charged as an expense during the period according to the payment formula, which is based on the employee's compensation. As of December 31, 2009, and 2008 the Corporation had recorded a liability of $17.0 million and $14.5 million, respectively, related to this program, which are included in other liabilities. As of December 31, 2009, $6.3 million of the obligation is payable in June 2012, or earlier under certain conditions according to the provisions of the program. The remaining obligation is payable upon reaching a certain age requirement or earlier according to the provisions of the program. The Corporation has set aside funding for this liability by making periodic contributions to a trust fund based upon program participants' salaries. The trust fund assets as of December 31, 2009, and 2008 totaled $16.8 million and $14.2 million, respectively, and the trust has been consolidated. For the years ended December 31, 2009, 2008, and 2007, the Corporation recognized an expense of $3.9 million, $4.9 million, and $3.9 million, respectively, for the deferred compensation program.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

11. Employee Benefits (Continued)

Defined Contribution Pension Plans

        The Corporation, through its subsidiaries, maintains defined contribution pension plans available to certain employees.

        The Corporation's 401(k) Savings Plan (the "Plan") is a defined contribution pension plan and covers all individuals employed in the US. The Plan is subject to the provisions of the US Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the US Internal Revenue Code. The assets of the Plan are held and the related investment transactions are executed by the Plan's trustee. Administrative fees, including accounting and attorney fees, are paid by the Corporation on behalf of the Plan. The Corporation contributed approximately $1.7 million, $1.5 million, and $0.9 million, respectively, to the Plan for the years ended December 31, 2009, 2008 and 2007. The Corporation may make additional contributions to the Plan at its sole discretion; however, the Corporation has no further obligation relating to benefits under this Plan.

        The Endako Mine maintains a defined contribution pension plan (the "Endako Plan") covering all of its employees. The assets of the Endako Plan are held and the related investment transactions are executed by the Endako Plan's trustee. Administrative fees, including any accounting and legal fees are paid by the Endako Mine on behalf of the Endako Plan. The Endako Mine contributed $0.7 million, $0.8 million and $0.7 million to the Endako Plan for the years ended December 31, 2009, 2008 and 2007, respectively. The Corporation has recorded its proportionate share of 75% related to these contributions. The Corporation has no further obligation relating to pension benefits under this Plan.

Postretirement Benefits

        Under the union agreement at the Langeloth facility, the Corporation is required to provide postretirement medical benefits for certain retired former employees and their dependants by making the monthly medical insurance premium payment on their behalf. Substantially all of the Corporation's current unionized employees may become eligible for this benefit if certain age and service requirements are met at the time of retirement as specified in the union agreement. The benefit ceases when the eligible retired employee reaches 65 years of age. The Corporation does not have any obligation related to eligible retired unionized employees beyond the monthly medical insurance premiums. The Corporation follows current accounting guidance related to postretirement benefits for this plan. Prior service costs, actuarial gains and losses, and transition obligations are amortized over the average life expectancy of the plan's participants.

        Included in the results of operations for the year ended December 31, 2009 is an out-of-period adjustment related to the accrual of the postretirement medical benefits, which resulted in a $1.6 million increase to net loss (net of tax of $1.0 million) for the year ended December 31, 2009.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

11. Employee Benefits (Continued)

        The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Corporation's financial statements:

December 31, 2009
Change in benefit obligations:
Net benefit obligation at beginning of year	$—
Out-of-period adjustment	2.6
Service cost	0.3
Interest cost	0.1
Benefits paid	(0.2)

$2.8

        The liability of $2.8 million has been included in other liabilities on the Corporation's consolidated balance sheet as of December 31, 2009.

        The assumptions used to determine the benefit obligations as of December 31, 2009 included a measurement date of December 31, 2009 and a discount rate of 5.75%. The yield curve matching our benefit obligation was derived using a cash flow analysis under the Citigroup pension liability index. The Citigroup pension discount curve shows the relationship between interest rates and duration for hypothetical zero coupon investments. This yield curve was used in determining the discount rate for the Corporation's postretirement benefit obligation.

        The components of net periodic benefit costs for the year ended December 31, 2009 included $0.3 million of service cost and $0.1 million of interest cost for a total net periodic benefit cost of $0.4 million.

        The health care cost trend assumed that average cost of coverage was 9.0% for 2010, reduced annually to an ultimate trend of 5.0% in 2016 and beyond. The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefits. The effect of a one percent change on the health care cost trend rate used to calculate periodic postretirement medical costs and the related benefit obligation would be insignificant.

        The expected postretirement medical benefits expected to be paid in the next five fiscal years are insignificant to any individual year.

12. Shareholders' Equity

        The authorized share capital of the Corporation is comprised of an unlimited number of common shares and an unlimited number of preferred shares, issuable in series with terms determinable upon issuance. As of December 31, 2009, the Corporation has not issued any preferred shares.

        On September 16, 2009, the Corporation completed an equity offering of 15.5 million common shares and received $194.6 million in net proceeds.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

12. Shareholders' Equity (Continued)

        The Corporation filed in September 2008, which expired in September 2009, its Notice of Intention to make a Normal Course Issuer Bid ("NCIB") to purchase for cancellation a specified number of its issued and outstanding common shares. Through December 31, 2008, the Corporation repurchased 2.8 million common shares for cancellation at an average price of C$7.41 per share for an aggregate cost of $19.4 million. The NCIB was completed on September 28, 2009 and no additional shares were repurchased.

13. Stock-based Compensation

        The Corporation has a stock option plan for directors, officers, employees and consultants, enabling them to purchase common shares. The maximum number of shares that may be issued pursuant to this plan and all options granted is limited to 11,174,916 common shares, effective May 10, 2007. The expiration date and vesting provisions of options granted are established at the time an award is made. Options may be exercised by the holder upon vesting of the grant. When an option is exercised, the Corporation issues the requisite shares from authorized but unissued common stock (new shares). The exercise price of option grants awarded is the greater of: (i) the weighted-average trading price of the underlying shares over the five consecutive trading days immediately before the grant date and (ii) if the award date occurs in a trading black-out period, the weighted-average trading price over the five consecutive trading days immediately after the black-out period has been lifted.

        In June 2009, the Corporation completed a voluntary stock option surrender program offered to all holders of stock options with an exercise price of C$16.19 per share and above. Under the terms of the surrender program, options to acquire an aggregate of 2,414,500 common shares were voluntarily surrendered by 55 holders, effective June 22, 2009. A non-cash compensation charge of approximately $2.8 million was recorded in the quarter ending June 30, 2009, representing the remaining unamortized, stock-based compensation cost for the surrendered options.

        Compensation cost charged against earnings for stock-based awards is shown below for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Total stock-based compensation	$10.4	$15.7	$16.3
Amount capitalized to product inventory	(1.2)	(0.1)	—

Stock-based compensation expense	9.2	15.6	16.3
Tax benefit	(1.3)	(1.8)	(2.5)

Impact on net income	$7.9	$13.8	$13.8

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

13. Stock-based Compensation (Continued)

        The following table summarizes the location and amounts of stock-based compensation expense recorded in the statement of operations exclusive of income tax impacts:

	Years Ended December 31,
Statement of operations classification	2009	2008	2007
Operating expenses	$0.5	$2.0	$7.1
General and administrative	8.7	13.5	9.2
Exploration and development	—	0.1	—

Stock-based compensation expense	$9.2	$15.6	$16.3

        The following table summarizes stock option activity during the years ended December 31, 2007, 2008 and 2009:

	Shares (000's)	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)
Stock options outstanding at January 1, 2007	9,651	$5.28	$44.3
Granted	2,565	17.47	—
Exercised	(4,720)	3.50	45.4
Canceled/expired	—	—	—

Stock options outstanding at December 31, 2007	7,496	10.57	52.5
Granted	2,110	17.73	—
Exercised	(776)	7.50	10.2
Canceled/expired	(42)	22.16	—

Stock options outstanding at December 31, 2008	8,788	12.51	0.4
Granted	1,877	13.08	—
Exercised	(1,757)	7.20	9.9
Canceled/expired/surrendered	(2,594)	19.60	—

Stock options outstanding at December 31, 2009	6,314	$10.89	$30.8

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

13. Stock-based Compensation (Continued)

        The following table summarizes information about stock options outstanding and exercisable as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (C$)	Number Outstanding (000's)	Weighted Average Exercise Price (C$)(a)	Weighted Average Remaining Contractual Life	Number Outstanding (000's)	Weighted Average Exercise Price (C$)(a)	Weighted Average Remaining Contractual Life
$2.94 - $8.93	3,339	$7.45	2.1	3,231	$7.46	2.0
$12.35 - $17.33	2,574	$13.91	4.4	1,189	$14.54	4.0
$18.51 - $20.61	365	$19.92	0.8	365	$19.92	0.8
$23.10 - $23.93	36	$23.35	3.2	36	$23.35	3.2

(a)
The weighted average exercise price of options granted is shown in Canadian dollars as the majority of the outstanding options have a strike price denominated in Canadian dollars. Options with a US dollar strike prices have been converted to Canadian dollars for these disclosure purposes only using the exchange rates on the respective date of grant.

        As of December 31, 2009, approximately 1.5 million options had not vested and were not exercisable. The total compensation cost related to these nonvested awards not yet recognized was $8.3 million as of December 31, 2009, and is expected to be recognized over 1.6 years.

        As of December 31, 2009, approximately 4.8 million awards had vested and were exercisable. The aggregate intrinsic value of these exercisable awards was $15.0 million as of December 31, 2009.

        The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

	Year Ended December 31,
	2009		2008		2007
Weighted average fair value of options granted(a)	C$	6.71	C$	7.28	C$	7.34
Expected volatility		77.2%		51.8%		46.2%
Expected life		2.8 years		4.2 years		4.8 years
Risk-free interest rate		1.5%		2.9%		4.1%
Expected dividend yield		0.0%		0.0%		0.0%

(a)
The weighted average fair value of options granted is shown in Canadian dollars as the majority of the outstanding options have a strike price denominated in Canadian dollars. Options with a US dollar strike prices have been converted to Canadian dollars for these disclosure purposes only using the exchange rates on the respective date of grant.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

13. Stock-based Compensation (Continued)

        The Corporation made the determination that the historic volatility of its common share price was characteristic of a development company rather than of the operating company upon acquisition of Thompson Creek USA in 2006. In computing the fair value of option grants made subsequent to the acquisition of Thompson Creek USA, the Corporation has utilized an expected volatility that has been computed using a weighted average of the average volatility of a peer group of operating mining companies and the Corporation's actual share price volatility from the date it acquired Thompson Creek USA. Further, in the absence of reliable evidence to support a lesser estimated expected life, the Corporation used the full contractual life of option awards in determining the fair value of options awarded subsequent to the acquisition of Thompson Creek USA until October 2007. An estimated life based on actual experience has been used in determining the fair value of options awarded after October 2007.

14. Commitments and Contingencies

        In the normal course of operations, the Corporation may be subject to litigation. The Corporation has determined that there are no material claims outstanding as of December 31, 2009.

        In the normal course of operations, the Corporation enters into agreements for the purchase of molybdenum. As of December 31, 2009, the Corporation had commitments to purchase approximately 8.1 million pounds of molybdenum sulfide concentrate in 2010, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

        The Corporation has contractual obligations related to the mill expansion project at the Endako Mine of $48.1 million as of December 31, 2009.

        On December 9, 2009, the Corporation entered into a guarantee agreement with British Columbia Hydro and Power Authority, related to the Endako Mine expansion project. The Corporation has guaranteed payment by Thompson Creek Mining Ltd. for a shortfall in the estimated usage of electrical power related to the mill expansion project at the Endako Mine. The amount of the shortfall, if any, will be determined subsequent to the commission of the new mill facility at the Endako Mine. The new mill facility is currently scheduled for completion in 2011. The amount of the guarantee as of December 31, 2009 was C$3.7 million. As of December 31, 2009, a shortfall in future usage cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. The Corporation will make an accrual when a determination that a shortfall is probable and a reasonable estimate can be made.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

15. Exploration

        The following table summarizes the Corporation exploration expenses by project:

	Years Ended December 31,
	2009	2008	2007
Davidson Project	$1.6	$4.9	$3.4
Mt. Emmons Project	4.7	2.5	—
Endako Mine	—	0.6	1.2

	$6.3	$8.0	$4.6

16. Income and Mining Taxes

        Income (loss) from continuing operations before income taxes consists of the following for the periods presented:

	Year Ended December 31,
	2009	2008	2007
Canada	$(98.3)	$109.5	$110.5
United States	44.3	187.9	90.8

	$(54.0)	$297.4	$201.3

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

16. Income and Mining Taxes (Continued)

        Income and mining taxes differ from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. The differences result from the following items:

	Year Ended December 31,
	2009	2008	2007
Income before income and mining taxes	$(54.0)	$297.4	$201.3
Combined Canadian federal and provincial income tax rates	30.0%	31.0%	34.1%

Income taxes based on above rates	(16.2)	92.2	68.6
Increase (decrease) to income taxes due to:
Unrealized loss on warrants	28.0	—	—
Difference in foreign statutory tax rates	3.1	14.0	4.9
Provincial and state mining and franchise taxes	1.2	14.8	12.3
Withholding taxes	1.1	1.2	4.5
Capital taxes	0.2	—	—
Non-deductible expenses	8.3	11.6	5.4
Non-taxable income	(3.0)	(6.1)	(7.7)
Asset impairment and other charges	—	24.2	—
Foreign tax credits	—	(2.0)	(18.1)
Foreign tax differences	(10.4)	(3.8)	—
Depletion allowance	(12.9)	(38.2)	(25.0)
Domestic production allowance	—	(2.4)	(2.2)
Unrealized foreign exchange gain on translation of investments	(5.7)	5.4	—
Change in valuation allowance	16.4	15.7	22.2
Impact of reduction in tax on future income and mining taxes	(7.6)	1.3	(8.2)
Other	(0.5)	(3.6)	5.0

Income and mining taxes	$2.0	$124.3	$61.7

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

16. Income and Mining Taxes (Continued)

Net Deferred Tax Liabilities

        Deferred tax assets and liabilities arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income and mining tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Working capital	$0.6	$1.4
Tax losses and credits carried forward	88.8	74.8
Property, plant and equipment	4.3	3.5
Contractual sales obligations	0.9	1.1
Asset retirement obligations	2.9	1.8
Share issuance costs	4.6	3.8
Other deductible temporary differences	11.5	12.4

Deferred tax assets	113.6	98.8
Valuation allowances	(92.3)	(76.1)

Net deferred tax assets	$21.3	$22.7

Deferred tax liabilities:
Inventory	$(6.6)	$(8.1)
Other taxable temporary differences—Current	(0.7)	(1.4)
Property, plant and equipment	(161.1)	(156.5)
Other taxable temporary differences—Non-current	(0.9)	(6.1)

Total deferred tax liabilities	(169.3)	(172.1)

Net deferred tax liabilities	$(148.0)	$(149.4)

        At December 31, 2009, the Corporation had $147.4 million in loss and credit carry forwards available for tax purposes that begin to expire after 2014.

        A valuation allowance is recorded on substantially all of the benefits associated with the loss and credit carry forwards as it is not more likely than not the benefit related to the specific deferred tax assets will be realized based on the available sources of taxable income.

        The Corporation intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, US and non-US income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary's net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $691.4 and $605.4 as of December 31, 2009 and 2008, respectively. The additional US and non-US income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

16. Income and Mining Taxes (Continued)

of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred.

Income Tax Uncertainties

        A summary of the activities associated with the Corporation's uncertainty in income taxes reserve for unrecognized tax benefits follows:

Balance at January 1, 2009	$1.7
Additions for tax positions of prior years	0.6
Reductions for tax positions of prior years:
Settlements	(0.9)
Lapse of statute of limitations	(0.1)

Balance at December 31, 2009	$1.3

        The Corporation recognizes interest and penalties related to unrecognized tax benefits in operating expenses. During the years ended December 31, 2008 and 2009, the Corporation recognized interest and penalties of approximately $0.5 million and $0.1 million, respectively.

        The Corporation or one of its subsidiaries files income tax returns in the Canadian federal jurisdiction, US federal jurisdiction and various state and provincial jurisdictions. The tax years for the Corporation and its significant subsidiaries that remain subject to examination are as follows:

Jurisdiction	Years Under Examination	Additional Open Years
US Federal		2006 - 2008
Canada		2005 - 2008
British Columbia		2003 - 2008
Colorado		2005 - 2008
Idaho	2006 - 2007	2008
Pennsylvania		2006 - 2008

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

17. Net Income per Share

        The following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net income per share for the years ended December 31, 2009, 2008 and 2007:

	For the years ended December 31,
	2009	2008	2007
Net income (loss)	$(56.0)	$173.1	$139.6

Basic weighted-average number of shares outstanding	127.5	119.5	110.2
Effect of dilutive securities
Common share warrants	—	9.6	12.2
Stock options	—	2.6	4.2

Diluted weighted-average number of shares outstanding	127.5	131.7	126.6

Net income (loss) per share
Basic	$(0.44)	$1.45	$1.27

Diluted	$(0.44)	$1.31	$1.10

        For the year ended December 31, 2009 approximately 6.3 million stock options have been excluded from the computation of diluted securities as their effect would have been anti-dilutive. Of the stock options excluded from the computation of diluted securities for the year ended December 31, 2009, approximately 4.4 million shares had exercise prices that were lower than the average market price for the year; however, these were excluded from the computation of diluted securities as a result of the Corporation having a loss before income and mining taxes for the year.

        For the years ended December 31, 2008 and 2007, 2.2 million and 2.0 million options, respectively, were not included in the computation of diluted weighted-average shares because the strike prices of the options exceeded the price of the common stock.

        The Corporation has excluded approximately 24.5 million shares related to warrants for the year ended December 31, 2009 as their effect would have been anti-dilutive. All of the excluded warrants have exercise prices lower than the average market price for the year; however, these were excluded from the computation of diluted securities as a result of the Corporation having a loss before income and mining taxes for the year. There were no warrants excluded for the years ended December 31, 2008 and 2007.

18. Related Party Transactions

        Total sales to members of a group of companies affiliated with the other participant in the Endako Mine joint venture were $83.7 million, $235.7 million and $176.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. This represented 23.2%, 23.3%, and 19.2% of the Corporation's total revenues for the years ended December 31, 2009, 2008 and 2007. For the years ended December 31, 2009, 2008 and 2007, the Corporation recorded management fee income of

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

18. Related Party Transactions (Continued)

$0.3 million, $0.8 million and $0.7 million, and selling and marketing costs of $0.6 million, $1.6 million and $1.4 million, respectively, from this group of companies.

        As of December 31, 2009 and 2008, the Corporation's accounts receivable included $10.3 million and $8.9 million owing from this group of companies.

19. Supplementary Cash Flow Information

	For the year ended December 31,
	2009	2008	2007
Change in working capital accounts:
Accounts receivable	$13.0	$25.4	$4.5
Product inventory	16.7	81.3	(4.2)
Material and supplies inventory	3.0	(5.2)	(1.1)
Prepaid expense and other current assets	1.7	(2.2)	(1.3)
Income and mining taxes recoverable	(3.1)	12.1	(11.3)
Accounts payable and accrued liabilities	(0.7)	(31.2)	15.9
Income and mining taxes payable	(4.4)	8.6	(30.9)

	$26.2	$88.8	$(28.4)

Cash interest paid	$1.0	$13.4	$35.5
Cash income taxes paid	$26.8	$91.8	$149.5

20. Concentration of Credit Risk

        The Corporation is exposed to counterparty risk from its cash and cash equivalent balances, its short-term cash investments, and its reclamation deposits held by an insurance company and governmental entities. The Corporation monitors its positions with, and the credit quality of, the financial institutions in which it invests its cash, cash equivalents and short-term investments, and that hold its reclamation deposits. Counterparties to cash balances, money market instruments, government treasury securities and its reclamation deposits are US and Canadian institutions and the US and Canadian governments. The Corporation's investment policy limits investments to government-backed financial instruments, other than balances maintained in various bank operating accounts.

        The Corporation manages its credit risk from its accounts receivable through established credit monitoring activities. As of December 31, 2009 the Corporation had three customers which owed the Corporation more than $3.0 million and accounted for approximately 41% of all receivables outstanding. There were another six customers having balances greater than $1.0 million but less than $3.0 million that accounted for 22.4% of total receivables. All of these balances were compliant with credit terms and scheduled payment dates.

        The Corporation's maximum credit risk exposure is the carrying value of its accounts receivable. The carrying amounts of accounts receivable, accounts payable and accrued liabilities and fixed and variable rate debt approximate fair value as of December 31, 2009 and December 31, 2008.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

21. Segment Information

        The Corporation has two reportable segments: US Operations and Canadian Operations. The US Operations segment includes all mining, milling, roasting and sale of molybdenum products from the Thompson Creek Mine and the Langeloth Metallurgical Facility, as well as all roasting and sales of third party purchased material. The Canadian Operations segment includes all mining, milling, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Corporation evaluates segment performance based on income from mining and processing. The Corporation attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. The Corporation does not allocate corporate expenditures such as general and administrative, exploration and development, and interest income and expense items. The Corporation does not report income and mining taxes by reporting segment as the Corporation's tax attributes are determined by legal entity.

        Segment information for the years ended and as at December 31, 2009, 2008 and 2007 is as follows:

For the year ended December 31, 2009

	US Operations	Canadian Operations	Total
Revenues
Molybdenum sales	$270.7	$91.2	$361.9
Tolling, calcining and other	11.5	—	11.5

	282.2	91.2	373.4

Cost of sales
Operating expenses	194.0	47.3	241.3
Selling and marketing	4.3	1.9	6.2
Depreciation, depletion and amortization	26.7	16.7	43.4
Accretion expense	1.1	0.3	1.4

	226.1	66.2	292.3

Segment income from mining and processing	56.1	25.0	81.1

Other segment expenses:
Loss on foreign exchange	—	12.2	12.2

Segment income before income and mining taxes	$56.1	$12.8	$68.9

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

21. Segment Information (Continued)

For the year ended December 31, 2008

	US Operations	Canadian Operations	Total
Revenues
Molybdenum sales	$758.0	$234.2	$992.2
Tolling, calcining and other	19.2	—	19.2

	777.2	234.2	1,011.4

Cost of sales
Operating expenses	497.7	59.7	557.4
Selling and marketing	6.9	3.2	10.1
Depreciation, depletion and amortization	23.3	16.7	40.0
Accretion expense	1.4	0.3	1.7

	529.3	79.9	609.2

Segment income from mining and processing	247.9	154.3	402.2

Other segment expenses:
Goodwill impairment	33.0	35.2	68.2
Loss on foreign exchange	—	(24.0)	(24.0)

	33.0	11.2	44.2

Segment income before income and mining taxes	$214.9	$143.1	$358.0

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

21. Segment Information (Continued)

For the year ended December 31, 2007

	US Operations	Canadian Operations	Total
Revenues
Molybdenum sales	$681.6	$209.5	$891.1
Tolling, calcining and other	23.3	—	23.3

	704.9	209.5	914.4

Cost of sales
Operating expenses	524.6	64.2	588.8
Selling and marketing	6.5	2.5	9.0
Depreciation, depletion and amortization	29.7	18.5	48.2
Accretion expense	1.3	0.4	1.7

	562.1	85.6	647.7

Segment income from mining and processing	142.8	123.9	266.7

Other segment expenses:
Loss on foreign exchange	—	4.3	4.3

	—	4.3	4.3

Segment income before income and mining taxes	$142.8	$119.6	$262.4

Reconciliation of segment income to net income

	For the year ended December 31,
	2009	2008	2007
Segment income	$68.9	$358.0	$262.4
Other (income) expense
Change in fair value of common stock warrants	93.4	—	—
General and administrative	25.1	37.9	25.1
Exploration	6.3	8.1	4.6
Interest and finance fees	1.2	15.1	42.1
Interest income	(1.5)	(2.4)	(7.8)
Other	(1.6)	1.9	(2.9)

Income before income and mining taxes	(54.0)	297.4	201.3
Income and mining taxes	2.0	124.3	61.7

Net income (loss)	$(56.0)	$173.1	$139.6

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

21. Segment Information (Continued)

        Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, is as follows:

As of December 31, 2009	US Operations	Canadian Operations	Corporate	Total
Capital expenditures	$29.4	$33.8	$2.9	$66.1
Capital assets	$260.0	$345.3	$0.4	$605.7
Goodwill	$47.0	$—	$—	$47.0
Assets	$628.4	$615.1	$101.1	$1,344.6
Liabilities	$129.5	$111.9	$117.8	$359.2

As of December 31, 2008	US Operations	Canadian Operations	Corporate	Total
Capital expenditures	$36.9	$64.0	$0.4	$101.3
Capital assets	$257.0	$281.0	$0.5	$538.5
Goodwill	$47.0	$—	$—	$47.0
Assets	$627.7	$410.2	$8.5	$1,046.4
Liabilities	$144.6	$108.5	$2.7	$255.8

As of December 31, 2007	US Operations	Canadian Operations	Corporate	Total
Capital expenditures	$12.9	$0.9	$0.9	$14.7
Capital assets	$242.7	$287.9	$2.4	$533.0
Goodwill	$80.0	$43.7	$—	$123.7
Assets	$506.2	$407.6	$169.2	$1,083.0
Liabilities	$157.1	$116.4	$338.5	$612.0

22. Reconciliation to Canadian Generally Accepted Accounting Principles

        The Corporation's consolidated financial statements have been prepared according to US GAAP which differs in certain respects from those principles that the Corporation would have followed had the consolidated financial statements been prepared in accordance with Canadian GAAP. The

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

22. Reconciliation to Canadian Generally Accepted Accounting Principles (Continued)

significant differences between US GAAP and Canadian GAAP and their effect on the consolidated financial statements are detailed below.

		December 31, 2009		December 31, 2008
		US GAAP	Canadian GAAP	US GAAP	Canadian GAAP
Assets
Current assets
Cash and cash equivalents		$158.5	$158.5	$258.0	$258.0
Short-term investments		353.0	353.0	—	—
Accounts receivable		42.7	42.7	55.0	55.0
Product inventory	a)	43.5	40.6	59.9	57.1
Material and supplies inventory		34.5	34.5	36.2	36.2
Prepaid expense and other current assets		6.0	6.0	6.3	6.3
Income taxes receivable		4.8	4.8	1.4	1.4

		643.0	640.1	416.8	414.0
Property, plant and equipment	a)	605.7	680.0	538.5	594.1
Restricted cash		16.8	16.8	14.2	14.2
Reclamation deposits		30.3	30.3	26.9	26.9
Goodwill		47.0	47.0	47.0	47.0
Other assets		1.8	1.8	3.0	3.0

		$1,344.6	$1,416.0	$1,046.4	$1,099.2

Liabilities
Current liabilities
Accounts payable and accrued liabilities		$29.9	$29.9	$36.5	$36.5
Income and mining taxes payable		3.6	3.6	7.5	7.5
Current portion of long-term debt		3.7	3.7	5.6	5.6
Deferred income tax liabilities		6.7	6.7	8.1	8.1

		43.9	43.9	57.7	57.7
Long-term debt		9.2	9.2	11.7	11.7
Other liabilities		24.6	24.6	21.8	21.8
Asset retirement obligations		24.8	24.8	23.3	23.3
Common stock warrant derivatives	b)	115.4	—	—	—
Deferred income tax liabilities	a,c)	141.3	168.0	141.3	167.2

		359.2	270.5	255.8	281.7

Shareholders' Equity
Common stock	c)	697.1	695.5	485.7	484.1
Common stock warrants	b)	—	35.0	35.0	35.0
Additional paid-in-capital		45.7	45.7	40.4	40.4
Retained earnings	a,b,c)	232.8	359.5	275.8	304.3
Accumulated other comprehensive income (loss)		9.8	9.8	(46.3)	(46.3)

		985.4	1,145.5	790.6	817.5

		$1,344.6	$1,416.0	$1,046.4	$1,099.2

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

22. Reconciliation to Canadian Generally Accepted Accounting Principles (Continued)

        The following table reconciles the consolidated net income (loss) and consolidated comprehensive income (loss) as reported under Canadian GAAP with that which would have been reported under US GAAP.

	For the years ended December 31,
	2009	2008	2007
Net income (loss)—US GAAP	$(56.0)	$173.1	$139.6
Reconciling items:
Change in fair value of common stock warrants	93.4	—	—
Stripping costs incurred during production (net of amortization)	18.7	25.9	26.8
Financial instruments	—	—	0.5
Amortization of deferred finance fees	—	—	(0.3)
Income tax effect of above adjustments	(5.9)	(10.3)	(10.2)
Share based payment valuation allowance	5.0	(5.5)	—
Issuance of flow-through shares	—	—	0.9

Net income—Canadian GAAP	$55.2	$183.2	$157.3

Net income per share
Basic	$0.43	$1.53	$1.43

Diluted	$0.42	$1.39	$1.24

Net income—Canadian GAAP	$55.2	$183.2	$157.3
Foreign currency translation adjustment	56.1	(74.5)	37.8

Comprehensive income—Canadian GAAP	$111.3	$108.7	$195.1

        In 2009, 2008, and 2007, under Canadian GAAP, cash flows from operating activities would increase by $26.1 million, $28.6 million and $34.2 million, respectively, and cash flows from investing activities would decrease by $26.1 million, $28.6 million and $34.2 million, respectively, due to the stripping costs incurred during production.

Current Differences in Accounting Principles

a)
Stripping Costs Incurred During Production

        Under US GAAP, capitalization of stripping costs after a mine has entered its production phase is not permitted and requires such stripping costs to be accounted for as a variable production cost to be included in the costs of inventory.

        Effective January 1, 2007, for Canadian GAAP purposes, the Corporation prospectively adopted EIC-160 "Stripping Costs Incurred in the Production Phase of a Mining Operation". Under EIC-160, stripping activity at operating mines that represents a betterment is capitalized to property, plant and equipment and amortized on a unit of production basis over the related proven and probable reserves. Betterment occurs when the stripping activity increases future output of the mine by providing additional sources of mineral reserves.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

22. Reconciliation to Canadian Generally Accepted Accounting Principles (Continued)

        Accordingly, for the year ended December 31, 2009, inventory and cost of sales for Canadian GAAP purposes would decrease by $2.9 million and $18.7 million, respectively, and property, plant and equipment would increase by $18.8 million (net of amortization). For the year ended December 31, 2008, inventory and cost of sales for Canadian GAAP purposes would decrease by $2.8 million and $25.9 million, respectively, and property, plant and equipment would increase by $21.7 million (net of amortization). For the year ended December 31, 2007, inventory and cost of sales for Canadian GAAP purposes would decrease by $7.0 million and $26.8 million, respectively, and property, plant and equipment would increase by $33.8 million (net of amortization).

b)
Common stock warrant derivatives

        In June 2008, the EITF reached a conclusion that an equity-linked financial instrument would not be considered indexed to the Corporation's own stock if the strike price is denominated in a currency other than the issuer's functional currency, beginning for fiscal years beginning on or after December 15, 2008. Given that the functional currency of the Corporation is the US dollar and given that the common stock warrants exercise price is denominated in the Canadian dollar, these warrants are now required to be treated as a derivative liability under US GAAP with changes in fair value recorded to earnings. This guidance was adopted by the Corporation under US GAAP on January 1, 2009.

        Under Canadian GAAP, the Corporation's stock purchase warrants are still treated as equity. Accordingly, for the year ended December 31, 2009, common stock warrant derivatives and change in fair value of common stock warrants would decrease by $115.4 million and $93.4 million, respectively, under Canadian GAAP. As of December 31, 2009, retained earnings would decrease by $13.0 million and common stock warrants would increase by $35.0 million under Canadian GAAP.

c)
Realization of Deferred Tax Asset for Stock Compensation

        For US GAAP purposes, a deferred tax asset is recognized for the temporary difference related to share options based on the stock-based compensation recognized for financial statement purposes. The deferred tax asset is recognized in the period that the stock-based compensation expense is recorded. At each reporting period, the deferred tax asset is reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

        For Canadian GAAP purposes, a deferred tax asset is recognized for the temporary difference related to share options based on the stock-based compensation recognized for financial statement purposes. However, at each reporting period, if there is a decline in the market price of the Corporation's common stock below the option strike price, this factor is taken into account in determining whether recoverability of the deferred tax asset is considered more likely than not.

        Accordingly, under Canadian GAAP, $5.0 million of the 2008 valuation allowance of $5.5 million was reversed during 2009. A valuation of $0.5 million and $5.5 million was recorded as of December 31, 2009, and 2008, respectively, against the related deferred tax asset for options whose market price is below their share price under Canadian GAAP.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

22. Reconciliation to Canadian Generally Accepted Accounting Principles (Continued)

Recent Canadian GAAP Accounting Pronouncements

Goodwill and Intangible Assets

        Effective January 1, 2009, the Corporation adopted, for Canadian GAAP, Canadian Institute of Chartered Accountants ("CICA") Section 3064, "Goodwill and Intangible Assets", replacing Section 3062, "Goodwill and Other Intangible Assets" and Section 3450, "Research and Development Costs". Section 3064 establishes standards for the recognition, measurement, presentation and disclosure of goodwill subsequent to its initial recognition and of intangible assets by profit-oriented enterprises. Standards concerning goodwill are unchanged from the standards included in Section 3062. The adoption of Section 3064 did not have any impact on the consolidated financial statements.

Credit Risk and Fair Value of Financial Assets and Liabilities

        In January 2009, the CICA issued Emerging Issues Committee ("EIC") Abstract 173, "Credit Risk and the Fair Value of Financial Assets and Financial Liabilities". The EIC provides guidance on evaluating credit risk of an entity and counterparty when determining the fair value of financial assets and financial liabilities, including derivative instruments. This standard is effective for the fiscal year beginning January 1, 2009. The adoption of EIC-173, for Canadian GAAP purposes, did not have a significant impact on the Corporation's consolidated financial statements.

Mining Exploration Costs

        In March 2009, the CICA issued EIC-174, "Mining Exploration Costs". The EIC provides guidance on the accounting and the impairment review of exploration costs. This standard is effective for the fiscal year beginning January 1, 2009. The adoption of EIC-174, for Canadian GAAP purposes, did not have any impact on the Corporation's consolidated financial statements.

23. Subsequent Events

        The Corporation has evaluated subsequent events through February 25, 2010. Subsequent to December 31, 2009 the Corporation terminated its $35 million revolving credit facility and the liens that collateralized the Corporation's US based assets were released. The termination of the Corporation's $35 million revolving credit facility was effective as of February 2, 2010.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(US dollars in millions, except per share amounts)

24. Summary of Quarterly Financial Data (Unaudited)

        The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008 (recast in US GAAP):

For the Year December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$78.8	$74.0	$114.4	$106.2
Net income (loss)	$8.7	$(89.3)	$(1.4)	$26.0
Basic net income (loss) per share	$0.07	$(0.73)	$(0.01)	$0.19
Diluted net income (loss) per share	$0.07	$(0.73)	$(0.01)	$0.18

For the Year December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$254.8	$243.9	$331.1	$181.6
Net income (loss)	$42.6	$59.5	$94.8	$(23.8)
Basic net income (loss) per share	$0.38	$0.51	$0.76	$(0.19)
Diluted net income (loss) per share	$0.33	$0.44	$0.69	$(0.19)

Quarterly reconciliation to Canadian GAAP (unaudited)

        The following table sets forth a summary of the quarterly results under US GAAP as reconciled to Canadian GAAP. See Note 22 for discussion of the differences between US and Canadian GAAP.

For the Year December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net income (loss)—US GAAP	$8.7	$(89.3)	$(1.4)	$26.0
Unrealized loss (gain) on warrants	0.3	83.0	15.7	(5.6)
Stripping costs incurred during production	3.4	5.5	4.9	4.9
Income tax effect of above adjustments	(1.2)	(2.0)	(1.8)	(0.9)
Share based payment valuation allowance	—	2.4	2.3	0.3

Net income (loss)—Canadian GAAP	$11.2	$(0.4)	$19.7	$24.7

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        The Corporation's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives.

        The Chief Executive Office and the Chief Financial Officer, with assistance from the Corporation's Disclosure Committee and the Corporation's management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2009.

        The certifications attached as Exhibits 31 and 32 hereto should be read in conjunction with the disclosures set forth herein.

Change in Internal Control over Financial Reporting

        The Corporation had a change in the internal control over financial reporting during the fourth quarter of fiscal 2009 that affected, or is reasonably likely to affect, the Corporation's internal control over financial reporting. The Corporation implemented a new software system that impacted the financial processes and controls within the area of accounting consolidation. However, to ensure adequate transition to the new system, the existing consolidation process was also maintained through year-end 2009. Management continued to rely on manual controls until the financial processes and system controls as originally designed are fully operational in the first quarter of 2010, at which point the Corporation expects to have controls that are improved from before the new system implementation.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f). The Corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements, for external purposes, in accordance with generally accepted accounting principles ("GAAP").

        The Chief Executive and Chief Financial Officers, with assistance from the Corporation's Disclosure Committee and the Corporation's management, have evaluated the effectiveness of internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on its evaluation, management concluded that the Corporation's internal control over financial reporting was effective as of December 31, 2009. Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

        The Corporation's independent registered public accounting firm has audited the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2009, as stated in the report which appears herein.

Remediation of Material Weakness

        As of December 31, 2008, management had identified a material weakness in disclosure controls and procedures and internal control over financial reporting. Specifically, the Corporation did not perform a timely and rigorous review over the application of complex GAAP in both the Canadian GAAP to US GAAP reconciliations and the goodwill impairment processes. This control deficiency resulted in a material audit adjustment to goodwill and related disclosures in the Corporation's consolidated financial statements for the year ended December 31, 2008. Unless remediated, this control deficiency could result in a material misstatement of the Corporation's consolidated financial statements that would not be prevented or detected. During 2009, management completed the following remediation plan:

  (1)
  Reviewed and redefined key controls within the financial reporting process.

  (2)
  Hired a technical accounting expert to address the accounting treatment for complex GAAP transactions, including the preparation and review of the US and Canadian GAAP reconciliations and goodwill impairment analysis.

  (3)
  Implemented a formal forecast and review process to identify any complex GAAP transactions requiring accounting research and significant accounting judgment.

  (4)
  Completed the automation of the consolidation process, in addition to maintaining the existing system of consolidation. This ensured adequate transition to the new automated system through December 31, 2009. The new consolidation software system has improved transparency, automated calculations, and allowed for more time to analyze and review complex GAAP transactions.

  (5)
  Implemented bi-monthly conference calls and lead a Controller's Conference with the corporate and site personnel who are critical to the financial reporting process. These activities enhance communication and provide training regarding standardized policies, procedures and internal controls related to the Corporation's financial closing and reporting of financial results, including complex GAAP transactions requiring significant accounting judgment.

  (6)
  Performed testing of disclosure controls, procedures and internal controls earlier and more frequently during the year to monitor the effectiveness of remediation efforts undertaken.

        As of December 31, 2009 management completed the execution of the remediation plan, evaluated and tested the effectiveness of these controls as of December 31, 2009 and determined that the material weakness related to the accounting of complex GAAP transactions has been remediated.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Thompson Creek Metals Company Inc.:

        We have audited Thompson Creek Metals Company Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Thompson Creek Metals Company Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Thompson Creek Metals Company Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thompson Creek Metals Company, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year then ended, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 25, 2010

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10, 11, 12, 13 AND 14

        Reference is made to the Section captioned "Executive Officers of Registrant" on pages [38 and 39]. Information in response to the disclosure requirements specified by Part III, Items 10, 11, 12, 13, and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, prior to April 30, 2010 or will be provided by amendment to this Annual Report on Form 10-K, also to be filed no later than April 30, 2010.

        The information contained in such definitive proxy statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (A)  The following documents are filed as part of this report:

1.
Financial Statements

        The following financial statements of the Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

Form 10-K Pages
Consolidated Balance Sheets at December 31, 2009 and 2008	86
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	87
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	88
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007	89
Notes to the Consolidated Financial Statements	90
Reports of Independent Registered Public Accounting Firm	84
2.
Exhibits:

2.1	Agreement and Plan of Merger dated September 1, 2006 (File No. 001-33783)
2.2	Amendment No. 1 to Agreement and Plan of Merger dated October 13, 2006
3.1	Certificate of Continuance dated July 29, 2008
3.2	Articles of Continuance dated July 29, 2008 and filed on form 6-K on August 27, 2008 (File No. 001-33783)
10.1	Amended Incentive Stock Option Plan
10.2	Amended and Restated Employment Agreement between the Corporation and Kevin Loughrey dated December 30, 2009
10.3	Employment Agreement between the Corporation and S. Scott Shellhaas dated December 29, 2009
10.4	Amended and Restated Employment Agreement between the Corporation and Pamela L. Saxton dated December 28, 2009

10.5	Amended and Restated Employment Agreement between the Corporation and Mark Wilson dated December 30, 2009
10.6	Amended and Restated Employment Agreement between the Corporation and Dale Huffman dated January 4, 2010
10.7	Employment Agreement between the Corporation and Ken Collison dated November 1, 2006.
10.8*	Exploration, Development and Mine Operating Agreement between Thompson Creek Mining Ltd. and Nissho Iwai Moly Resources, Inc. (Canada) (now Sojitz Moly Resources, Inc.)
10.9*	Distributorship and Sales Agreement between Blue Pearl Mining Ltd. (now Thompson Creek Metals Company Inc.) and Sojitz Corporation dated September 1, 2006
10.10*	Sales Representative Agreement between Thompson Creek Canada, Ltd., Nissho Iwai Moly Resources, Inc. (Canada), Thompson Creek Metals Company, LLC and Nissho Iwai Corporation dated June 12, 1997
10.11	Frame Contract between Thompson Creek Mining Ltd., Nissho Iwai Moly Resources, Inc. (Canada), Thompson Creek Metals Company, LLC Nissho Iwai Corporation dated June 12, 1997
10.12*	Option Agreement between Thompson Creek Metals Company and Sojitz Corporation dated September 28, 2005
14.1	Code of Business Conduct and Ethics adopted by the Board of Directors on and amended by the Board of Directors on February 25, 2010.
21.1	Subsidiaries of the Corporation.
23.1	Consent of Registered Public Accounting Firm (KPMG LLP)
23.2	Consent of Registered Public Accounting Firm (PricewaterhouseCoopers LLP)
23.3	KPMG Preferability Letter
24.1	Certified resolution of the Board of Directors of The Corporation authorizing that this report has been signed on behalf of certain officers and directors
24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors
31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.

        The exhibits listed as 10.1 through 10.7 above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.

*
Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THOMPSON CREEK METALS COMPANY INC. (Registrant)
By:	Kevin Loughrey Chairman and Chief Executive Officer

Date: February 23, 2010

        Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Kevin Loughrey	Chairman, Chief Executive Officer and Director
Pamela L. Saxton	Chief Financial Officer and Vice President, Finance, (Principal Financial Officer and Principal Accounting Officer))

DIRECTORS

/s/ KEVIN LOUGHREY Kevin Loughrey	/s/ TIMOTHY J. HADDON Timothy J. Haddon
/s/ DENIS C. ARSENAULT Denis C. Arsenault	* Kerry J. Knoll
/s/ JAMES L. FREER James L. Freer	* Ian J. McDonald
/s/ JAMES P. GEYER James P. Geyer	/s/ THOMAS J. O'NEIL Thomas J. O'Neil

Date: February 23, 2010

*By:	/s/ PAMELA L. SAXTON Pamela L. Saxton Attorney-in-Fact

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger dated September 1, 2006 (File No. 001-33783) Exhibit 99.123		40-F
2.2	Amendment No. 1 to Agreement and Plan of Merger dated October 13, 2006 Exhibit 99.69		40-F
3.1	Certificate of Continuation dated July 29, 2008		6-K
3.2	Articles of Continuance effective July 29, 2008		6-K August 28, 2008
3.3	Articles of Amendment dated May 11, 2007.		40-F
10.1	Amended Incentive Stock Option Plan		S-8
10.2	Amended and Restated Employment Agreement between the Corporation and Kevin Loughrey dated December 30, 2009	X
10.3	Employment Agreement between the Corporation and S. Scott Shellhaas dated December 29, 2009	X
10.4	Amended and Restated Employment Agreement between the Corporation and Pamela L. Saxton dated December 28, 2009	X
10.5	Amended and Restated Employment Agreement between the Corporation and Mark Wilson dated December 30, 2009	X
10.6	Amended and Restated Employment Agreement between the Corporation and Dale Huffman dated January 4, 2010	X
10.7	Employment Agreement between the Corporation and Ken Collison dated November 1, 2006.	X
10.8	Exploration, Development and Mine Operating Agreement between Thompson Creek Mining Ltd. and Nissho Iwai Moly Resources, Inc. (Canada) (now Sojitz Moly Resources, Inc.) dated June 12, 1997	X
10.9	Distributorship and Sales Agreement between Blue Pearl Mining Ltd. (now Thompson Creek Metals Company Inc.) and Sojitz Corporation dated September 1, 2006	X
10.10	Sales Representative Agreement between Thompson Creek Canada, Ltd., Nissho Iwai Moly Resources, Inc. (Canada), Thompson Creek Metals Company, LLC and Nissho Iwai Corporation dated June 12, 1997	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.11	Frame Contract between Thompson Creek Mining Ltd., Nissho Iwai Moly Resources, Inc. (Canada), Thompson Creek Metals Company, LLC Nissho Iwai Corporation dated June 12, 1997	X
10.12*	Option Agreement between Thompson Creek Metals Company and Sojitz Corporation dated September 28, 2005	X
14.1	Code of Ethics and Business Practices adopted by the Board of Directors and amended by the Board of Directors on February 25, 2010.	X
21.1	Subsidiaries of the Corporation	X
23.1	Consent of Registered Public Accounting Firm (KPMG LLP)	X
23.2	Consent of Registered Public Accounting Firm (PricewaterhouseCoopers LLP)	X
23.3	KPMG Preferability Letter	X
24.1	Certified resolution of the Board of Directors of The Corporation authorizing that this report has been signed on behalf of certain officers and directors	X
24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors	X
31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328	X
32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.	X
*
Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.