Form 10-K/A
period 2009-12-31
Thompson Creek Metals CO Inc.
filed 2010-03-01
CIK 1415020

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

 EXPLANATORY NOTE

        This Amendment No. 1 amends Thompson Creek Metals Company Inc.'s (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on February 25, 2010 (the "Original Filing"). The Corporation is filing this Amendment No. 1 to (i) amend Item 6. Selected Financial Data to correct the label "Income from mining and processing" to read "Revenue less cost of sales" included in the table "Statement of Operations Data", (ii) amend Item 7. and 7A., Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure About Market Risk, of Part II to correct (a) the amount of cash generated by operating activities and to correct the label "Income from mining and processing" to read "Revenue less cost of sales", both of which are included in the "Selected Consolidated Financial and Operational Information" and "Summary of Quarterly Results" tables and the section entitled "Financial Review—Three Months Ended December 31, 2009 (unaudited)—Cash Flows," and (b) the amount of selling and marketing, and accretion included in the table in the section entitled "Operations Review—Thompson Creek Mine" for the three months and year ended December 31, 2009, as well as the narrative explanation of variances for selling and marketing for the 2009 periods in such section under the subheading "Cost of sales," (iii) amend Item 9A., Controls and Procedures, of Part II to include additional information regarding the Corporation's disclosure controls and procedures for fiscal year 2008, (iv) amend Item 15., Exhibits, Financial Statement Schedules, of Part IV to make certain revisions to the exhibit index and file with this Amendment No. 1 Exhibit 3.1 and refile with this Amendment No. 1 a corrected Exhibit 10.3 and 24.1, and (v) include the conformed signature of the Corporation's Chairman and Chief Executive Officer, Kevin Loughrey, and the Corporation's Chief Financial Officer and Vice President, Finance, Pamela L. Saxton. Both Mr. Loughrey and Ms. Saxton manually signed the original copy of the report, but their signatures were inadvertently omitted from the signature page of the Original Filing.

        In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company's Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment No. 1. Except as described above, all other information included in the Original Filing remains unchanged. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

 PART II

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

	Years Ended December 31,
	2009		2008	2007		2006(a)
	(US dollars in millions, except per share amounts)
Statement of Operations Data:
Revenue
Molybdenum sales	$361.9		$992.2		$891.1		$147.7
Tolling, calcining and other	11.5		19.2		23.3		3.1

	373.4		1,011.4		914.4		150.8

Cost of sales
Operating expenses	241.3		557.4		588.8		147.3
Selling and marketing	6.2		10.1		9.0		1.2
Depreciation, depletion and amortization	43.4		40.0		48.2		4.7
Accretion expense	1.4		1.7		1.7		0.1

	292.3		609.2		647.7		153.3

Revenue less cost of sales	81.1		402.2		266.7		(2.5)
Other (income) expenses	135.1	(b)	104.8		65.4		26.2
Income and mining taxes (benefit)	2.0		124.3		61.7		(7.6)

Net (loss) income	$(56.0	)(b)	$173.1		$139.6		$(21.1)

Net (loss) income per share
—basic	$(0.44	)(b)	$1.45		$1.27		$(0.37)
—diluted	$(0.44	)(b)	$1.31		$1.10		$(0.37)
Basic weighted-average shares outstanding	127.5		119.5		110.2		57.7
Diluted weighted-average shares outstanding	127.5		131.7		126.6		57.7
Adjusted non-GAAP Measures:(c)
Adjusted net income(c)	$37.4	(c)	$241.3	$	n/a	$	n/a
Adjusted net income per share—basic(c)	$0.29	(c)	$2.02	$	n/a	$	n/a
Adjusted net income per share—diluted(c)	$0.29	(c)	$1.83	$	n/a	$	n/a
Other Financial Data:
Cash generated by operating activities	$105.9		$389.0		$148.4		$75.4
Capital expenditures	$66.1		$101.3		$14.7		$4.5
Balance Sheet Data as of December 31:
Cash and cash equivalents	$158.5		$258.0		$113.7		$98.1
Short-term investments	$353.0		$—		$—		$—
Total assets	$1,344.6		$1,046.4		$1,083.0		$899.9
Total debt	$12.9		$17.3		$237.4		$397.8
Total liabilities	$359.2	(b)	$255.8		$612.0		$675.7
Shareholders' equity	$985.4	(b)	$790.6		$471.0		$224.2

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

Selected Consolidated Financial and Operational Information

	Three months ended December 31,		Years ended December 31,
(US$ in millions except per share and per pound amounts)	2009	2008(1)	2009	2008(1)	2007(1)
	(unaudited)
Financial
Revenue
Molybdenum sales	$103.3	$176.5	$361.9	$992.2		$891.1
Tolling, calcining and other	2.9	5.1	11.5	19.2		23.3

	106.2	181.6	373.4	1,011.4		914.4

Cost of sales
Operating expenses	68.1	86.8	241.3	557.4		588.8
Selling and marketing	1.6	2.0	6.2	10.1		9.0
Depreciation, depletion and amortization	11.4	12.1	43.4	40.0		48.2
Accretion expense	0.4	0.3	1.4	1.7		1.7

	81.5	101.2	292.3	609.2		647.7

Revenue less cost of sales	24.7	80.4	81.1	402.2		266.7
Other (income) expenses	4.1	68.7	135.1	104.8		65.4
Income and mining taxes (benefit)	(5.4)	35.5	2.0	124.3		61.7

Net income (loss)	$26.0	$(23.8)	$(56.0)	$173.1		$139.6

Net income (loss) per share:
Basic	$0.19	$(0.19)	$(0.44)	$1.45		$1.27
Diluted	$0.18	$(0.19)	$(0.44)	$1.31		$1.10
Cash generated by operating activities	$38.2	$173.1	$105.9	$389.0		$148.4
Adjusted non-GAAP Measures:(2)
Adjusted net income(2)	$20.4	$44.4	$37.4	$241.3	$	n/a
Adjusted net income per share—basic(2)	$0.15	$0.36	$0.29	$2.02	$	n/a
Adjusted net income per share—diluted(2)	$0.14	$0.36	$0.29	$1.83	$	n/a
Operational Statistics (unaudited)
Mined molybdenum production (000's lb)(3)	6,268	7,773	25,260	26,045		16,366
Cash cost ($/lb produced)(4)	$6.61	$6.01	$5.84	$7.54		$10.03
Molybdenum sold (000's lb):
Thompson Creek and Endako Mine product	6,889	6,558	27,389	22,349		19,477
Purchased and processed product	1,464	1,565	4,683	10,681		11,492

	8,353	8,123	32,072	33,030		30,969

Average realized price ($/lb)(2)	$12.37	$21.72	$11.28	$30.04		$28.77

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

(1)
Recast in US GAAP.

Summary of Quarterly Results
(US$ in millions except per share and per pound amounts—unaudited and recast in US GAAP)

	Dec 31 2009	Sep 30 2009	Jun 30 2009	Mar 31 2009	Dec 31 2008	Sep 30 2008		Jun 30 2008		Mar 31 2008
Financial
Revenue	$106.2	$114.4	$74.0	$78.8	$181.6		$331.1		$243.9		$254.8
Revenue less cost of sales	$24.7	$38.1	$9.8	$8.5	$80.4		$148.3		$103.3		$70.2
Net income (loss)	$26.0	$(1.4)	$(89.3)	$8.7	$(23.8)		$94.8		$59.5		$42.6
Income (loss) per share:
—basic	$0.19	$(0.01)	$(0.73)	$0.07	$(0.19)		$0.76		$0.51		$0.38
—diluted	$0.18	$(0.01)	$(0.73)	$0.07	$(0.19)		$0.69		$0.44		$0.33
Adjusted non-GAAP Measures:(1)
Adjusted net income (loss)(1)	$20.4	$14.3	$(6.3)	$9.0	$44.4	$	n/a	$	n/a	$	n/a
Adjusted net income (loss) per share:(1)
—basic(1)	$0.15	$0.11	$(0.05)	$0.07	$0.36	$	n/a	$	n/a	$	n/a
—diluted(1)	$0.14	$0.11	$(0.05)	$0.07	$0.36	$	n/a	$	n/a	$	n/a
Cash generated by operating activities	$38.2	$24.2	$6.1	$37.4	$173.1		$102.5		$52.8		$60.6
Operational Statistics
Mined molybdenum production (000's lb)	6,268	6,221	6,714	6,057	7,773		6,499		6,184		5,589
Cash cost ($/lb produced)(1)	$6.61	$5.67	$5.21	$5.93	$6.01		$7.33		$8.85		$8.29
Molybdenum sold (000's lb):
Thompson Creek and Endako Mine	6,889	7,445	6,505	6,549	6,558		6,879		4,830		4,082
Purchased and processed product	1,464	1,324	997	898	1,565		3,044		2,500		3,572

	8,353	8,769	7,502	7,447	8,123		9,923		7,330		7,654

Average realized price ($/lb)(1)	$12.37	$12.75	$9.41	$10.14	$21.72		$32.85		$32.68		$32.69

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

Cash Flows

        Cash generated by operating activities for the three months ended December 31, 2009 was $38.2 million compared to $173.1 million for the same period in 2008. This decline in cash flow from operations was primarily a result of lower average realized sales prices on molybdenum sales in the 2009 fourth quarter compared to the 2008 fourth quarter.

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

        The table that follows presents a summary of the Thompson Creek Mine's operating and financial results for the three months ended December 31, 2009 and 2008, and years ended December 31, 2009, 2008, and 2007:

	Three months ended December 31,		Years ended December 31,
(US$ in millions except per pound amounts—Unaudited)	2009	2008(1)	2009	2008(1)	2007(1)
Financial(2)
Molybdenum sales	$57.8	$96.9	$217.3	$414.0	$334.0

Cost of sales
Operating expenses	29.3	33.8	118.3	135.6	127.5
Selling and marketing	0.9	1.2	3.7	5.1	4.0
Depreciation, depletion and amortization	5.2	6.5	23.4	17.1	19.2
Accretion	0.2	0.3	1.1	1.4	1.3

	35.6	41.8	146.5	159.2	152.0

Income from mining and processing	$22.2	$55.1	$70.8	$254.8	$182.0

Operational Statistics
Mined (000's ore tons)	1,917	2,493	7,174	11,860	7,340
Milled (000's tons)	2,041	2,399	7,591	10,063	8,870
Grade (% molybdenum)	0.116	0.107	0.131	0.096	0.060
Recovery (%)	90.7	91.6	90.4	87.4	82.1
Molybdenum production (000's lb)(4)	4,300	4,824	17,813	16,765	9,269
Cash cost ($/lb produced)(3)	$6.43	$6.30	$5.72	$7.75	$10.91
Molybdenum sold (000's lb)	4,715	3,849	19,366	13,724	12,064
Average realized price ($/lb)	$12.26	$25.17	$11.22	$30.16	$27.69

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

        Selling and marketing costs increase and decrease in relation to molybdenum sales revenue and pounds sold. As a result, selling and marketing costs were lower in the 2009 periods compared to the 2008 periods primarily as a result of lower molybdenum sales revenue. The selling and marketing costs for 2008 were higher than 2007 due to increased molybdenum sales revenue and pounds sold.

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

        The Chief Executive Officer and the Chief Financial Officer, with assistance from the Corporation's Disclosure Committee and the Corporation's management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2009.

        The Chief Executive Officer and the Chief Financial Officer, with assistance from the Corporation's Disclosure Committee and the Corporation's management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2008. Based on that evaluation, as of December 31, 2008, management had identified a material weakness, as discussed below, and the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were not effective as of December 31, 2008. The material weakness was remediated as of December 31, 2009.

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

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)
The following documents are filed as part of this report:

(3)
Exhibits:

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger dated September 1, 2006 (File No. 001-33783) Exhibit 99.123		40-F(1)
2.2	Amendment No. 1 to Agreement and Plan of Merger dated October 13, 2006 Exhibit 99.69		40-F(1)
3.1	Certificate of Continuation dated July 29, 2008	X†
3.2	Articles of Continuance effective July 29, 2008 Exhibit 99.1		6-K(2)
3.3	Articles of Amendment dated May 11, 2007. Exhibit 99.186		40-F(1)
10.1	Amended Incentive Stock Option Plan		S-8(3)
10.2	Amended and Restated Employment Agreement between the Corporation and Kevin Loughrey dated December 30, 2009	X
10.3	Employment Agreement between the Corporation and S. Scott Shellhaas dated December 29, 2009	X†
10.4	Amended and Restated Employment Agreement between the Corporation and Pamela L. Saxton dated December 28, 2009	X
10.5	Amended and Restated Employment Agreement between the Corporation and Mark Wilson dated December 30, 2009	X
10.6	Amended and Restated Employment Agreement between the Corporation and Dale Huffman dated January 4, 2010	X
10.7	Employment Agreement between the Corporation and Ken Collison dated November 1, 2006.	X
10.8*	Exploration, Development and Mine Operating Agreement between Thompson Creek Mining Ltd. and Nissho Iwai Moly Resources, Inc. (Canada) (now Sojitz Moly Resources, Inc.) dated June 12, 1997	X
10.9*	Distributorship and Sales Agreement between Blue Pearl Mining Ltd. (now Thompson Creek Metals Company Inc.) and Sojitz Corporation dated September 1, 2006	X
10.10*	Sales Representative Agreement between Thompson Creek Canada, Ltd., Nissho Iwai Moly Resources, Inc. (Canada), Thompson Creek Metals Company, LLC and Nissho Iwai Corporation dated June 12, 1997	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.11	Frame Contract between Thompson Creek Mining Ltd., Nissho Iwai Moly Resources, Inc. (Canada), Thompson Creek Metals Company, LLC Nissho Iwai Corporation dated June 12, 1997	X
10.12*	Option Agreement between Thompson Creek Metals Company and Sojitz Corporation dated September 28, 2005	X
10.13	Agreement between Thompson Creek Metals Company and Sojitz Corporation dated September 28, 2005 (Phase 6 Agreement)	X
14.1	Code of Ethics and Business Practices adopted by the Board of Directors and amended by the Board of Directors on February 25, 2010.	X
21.1	Subsidiaries of the Corporation	X
23.1	Consent of Registered Public Accounting Firm (KPMG LLP)	X
23.2	Consent of Registered Public Accounting Firm (PricewaterhouseCoopers LLP)	X
23.3	KPMG Preferability Letter	X
24.1	Certified resolution of the Board of Directors of The Corporation authorizing that this report has been signed on behalf of certain officers and directors	X†
24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors	X
31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.	X†
31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.	X†
32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328	X†
32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.	X†
*
Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

†
Filed herewith.

(1)
Filed on November 30, 2007

(2)
Filed on August 27, 2008

(3)
Filed on August 28, 2008

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THOMPSON CREEK METALS COMPANY INC. (Registrant)
By:	/s/ KEVIN LOUGHREY Kevin Loughrey Chairman and Chief Executive Officer

Date: February 23, 2010

        Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ KEVIN LOUGHREY Kevin Loughrey	Chairman, Chief Executive Officer and Director
/s/ PAMELA L. SAXTON Pamela L. Saxton	Chief Financial Officer and Vice President, Finance, (Principal Financial Officer and Principal Accounting Officer))

DIRECTORS

/s/ KEVIN LOUGHREY Kevin Loughrey	/s/ TIMOTHY J. HADDON Timothy J. Haddon
/s/ DENIS C. ARSENAULT Denis C. Arsenault	* Kerry J. Knoll
/s/ JAMES L. FREER James L. Freer	* Ian J. McDonald
/s/ JAMES P. GEYER James P. Geyer	/s/ THOMAS J. O'NEIL Thomas J. O'Neil

Date: February 23, 2010

*By:	/s/ PAMELA L. SAXTON Pamela L. Saxton Attorney-in-Fact

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOMPSON CREEK METALS COMPANY INC. (Registrant)
	By:	/s/ DALE HUFFMAN Dale Huffman Vice President, General Counsel and Secretary
Date: March 1, 2010

QuickLinks

EXPLANATORY NOTE
PART II
  Item 6. SELECTED FINANCIAL DATA
  ITEM 7. and 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 9A. CONTROLS AND PROCEDURES
Report of Independent Registered Public Accounting Firm
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
DIRECTORS
SIGNATURES