Form 10-Q
period 2010-03-31
Thompson Creek Metals CO Inc.
filed 2010-05-05
CIK 1415020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2010

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number:  001-33783

THOMPSON CREEK METALS COMPANY INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-0583591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 West Dry Creek Circle, Suite 810, Littleton, CO	80120
(Address of principal executive offices)	(Zip Code)

(303) 761-8801

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

As of May 5, 2010 there were of record 139,792,091 shares of Common Stock, no par value, outstanding.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
	(in millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$136.0	$158.5
Short-term investments	387.6	353.0
Accounts receivable—trade	45.6	32.4
Accounts receivable—related parties	8.5	10.3
Product inventory	54.4	43.5
Material and supplies inventory	33.6	34.5
Prepaid expense and other current assets	5.5	6.0
Income tax receivable	6.8	4.8
	678.0	643.0
Property, plant and equipment, net	631.8	605.7
Restricted cash	18.3	16.8
Reclamation deposits	30.5	30.3
Goodwill	47.0	47.0
Other assets	1.3	1.8
	$1,406.9	$1,344.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$43.9	$29.9
Income and mining taxes payable	6.9	3.6
Current portion of long-term debt	3.1	3.7
Deferred income tax liabilities	6.7	6.7
	60.6	43.9
Long-term debt	8.3	9.2
Other liabilities	24.9	24.6
Asset retirement obligations	25.5	24.8
Common stock warrant derivatives	139.9	115.4
Deferred income tax liabilities	142.3	141.3
	401.5	359.2
Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock, no-par, 139,781,591 and 139,511,257 shares issued and outstanding, as of March 31, 2010 and December 31, 2009, respectively	700.1	697.1
Additional paid-in capital	46.1	45.7
Retained earnings	233.9	232.8
Accumulated other comprehensive income	25.3	9.8
	1,005.4	985.4
	$1,406.9	$1,344.6

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(in millions, except per share amounts)
REVENUES
Molybdenum sales	$124.0	$75.6
Tolling, calcining and other	3.8	3.2
Total revenues	127.8	78.8
COSTS AND EXPENSES
Operating expenses	76.3	58.4
Selling and marketing	1.5	1.4
Depreciation, depletion and amortization	11.0	10.2
Accretion expense	0.4	0.3
General and administrative	5.8	5.0
Exploration	1.7	1.8
Total costs and expenses	96.7	77.1
OPERATING INCOME	31.1	1.7
OTHER (INCOME) AND EXPENSE
Change in fair value of common stock warrants	24.5	0.3
Loss (gain) on foreign exchange	0.6	(3.2)
Interest (income) expense, net	0.1	(0.1)
Other	(0.1)	(0.4)
Total other (income) and expense	25.1	(3.4)
Income before income and mining taxes	6.0	5.1
Income and mining tax expense (benefit)	4.9	(3.6)
NET INCOME	$1.1	$8.7
NET INCOME PER SHARE
Basic	$0.01	$0.07
Diluted	$0.01	$0.07
Weighted average number of common shares
Basic	139.6	122.3
Diluted	149.3	122.3

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(in millions)
OPERATING ACTIVITIES
Net income	$1.1	$8.7
Items not affecting cash:
Change in fair value of common stock warrants	24.5	0.3
Depreciation, depletion and amortization	11.0	10.2
Accretion expense	0.4	0.3
Stock-based compensation	2.5	1.4
Deferred income tax benefit	(1.8)	(6.9)
Unrealized loss on derivative instruments	0.6	0.1
Change in working capital accounts (Note 12)	(12.7)	23.3
Cash generated by operating activities	25.6	37.4
INVESTING ACTIVITIES
Short-term investments	(30.1)	(100.3)
Capital expenditures	(19.4)	(27.6)
Restricted cash	(1.5)	(0.8)
Reclamation deposits	—	(2.4)
Cash used in investing activities	(51.0)	(131.1)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, net	2.0	—
Repayment of long-term debt	(1.5)	(1.3)
Cash generated (used) by financing activities	0.5	(1.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.4	(2.7)
DECREASE IN CASH AND CASH EQUIVALENTS	(22.5)	(97.7)
Cash and cash equivalents, beginning of period	158.5	258.0
Cash and cash equivalents, end of period	$136.0	$160.3
Supplementary cash flow information (Note 12)

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY and COMPREHENSIVE INCOME

Three Months Ended March 31, 2010

(Unaudited)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
	(in millions, except share data in thousands)

Balances at January 1, 2010	139,511	$697.1	$45.7	$232.8	$9.8	$985.4
Amortization of the fair value of stock options	—	—	1.4	—	—	1.4
Stock option exercises	271	3.0	(1.0)	—	—	2.0
Comprehensive income:
Net income	—	—	—	1.1	—	1.1
Foreign currency translation	—	—	—	—	15.5	15.5
Total comprehensive income	—	—	—	—	—	16.6
Balances at March 31, 2010	139,782	$700.1	$46.1	$233.9	$25.3	$1,005.4

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted. This report should be read in conjunction with Thompson Creek Metals Company Inc.’s (“TCM”) consolidated financial statements and notes contained in its 2009 Annual Report on Form 10-K, as amended on Form 10-K/A (the “2009 Form 10-K”) filed with the Securities and Exchange Commission. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. TCM bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

The consolidated financial statements include the accounts of TCM and its subsidiaries, and intercompany accounts and transactions have been eliminated in consolidation.  Financial amounts are presented in United States (“US”) dollars unless otherwise stated.  References to C$ are Canadian dollars.

2. Healthcare Legislation

On March 30, 2010, the President of the US signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the “Acts”).  As a result of this legislation, the tax treatment related to the Medicare Part D subsidy has changed requiring companies to determine the financial impact, if any.  TCM has evaluated this change and has determined that there was no impact on TCM’s consolidated financial statements.

TCM is continuing to evaluate the other provisions of the Acts and is not able to determine at this time the potential impact the Acts will have on the consolidated financial statements.

3. Inventory

The carrying value of product inventory is as follows:

	March 31, 2010	December 31, 2009
Finished product	$41.1	$27.7
Work-in-process	10.4	13.2
Stockpiled ore	2.9	2.6
	$54.4	$43.5

As of March 31, 2010 and December 31, 2009, the market value of TCM’s inventory exceeded the carrying value.  For the quarter ended March 31, 2009, TCM recorded charges related to lower of cost or market adjustments of $0.8 million.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

4. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	March 31, 2010	December 31, 2009
Mining properties	$327.7	$320.2
Mining equipment	226.3	213.3
Processing facilities	114.0	113.9
Endako mill expansion	86.1	63.9
Construction in progress	20.6	22.3
Other	3.2	2.7
	777.9	736.3
Less: Accumulated depreciation, depletion and amortization	(146.1)	(130.6)
	$631.8	$605.7

5. Derivative Financial Instruments

TCM enters into various derivative financial instruments in its normal course of operations.  None of TCM’s derivative instruments are treated as hedges and all are recorded on the consolidated balance sheet at fair value with changes in fair value recorded to the consolidated statements of income, except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception. TCM is exposed to credit loss when counterparties with which it has entered into derivative transactions are unable to pay. To reduce counterparty credit exposure, TCM deals only with a group of large credit-worthy financial institutions and limits credit exposure to each. TCM believes the counterparties to the contracts to be credit-worthy entities, and therefore TCM believes credit risk of counterparty non-performance is relatively low.  For information regarding the nature and types of TCM’s derivatives, see the references noted in the following tables.

The following tables summarize the location and fair value amounts of all derivative financial instruments in the consolidated balance sheets:

		Fair Value
Derivative Type	Balance Sheet Classification	March 31, 2010	December 31, 2009
Derivative assets
Provisionally-priced sales (a)	Accounts receivable—trade	$0.6	$(0.1)
Fixed-priced contracts—current (b)	Prepaid expense and other current assets	1.1	0.9
Fixed-priced contracts—noncurrent (b)	Other assets	1.3	1.7
Forward currency contracts (c)	Prepaid expense and other current assets	0.1	—
Total derivative assets		$3.1	$2.5
Derivative liabilities
Fixed-priced contracts (b)	Accounts payable and accrued liabilities	$0.7	$0.8
Common stock warrant derivatives (d)	Common stock warrant derivatives	139.9	115.4
Total derivative liabilities		$140.6	$116.2

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

The following table sets forth the mark-to-market gains (losses) on derivative instruments for the three months ended March 31, 2010 and 2009:

		Gain/(loss) for the Three Months Ended
Derivative Type	Statement of Operations Classification	March 31, 2010	March 31, 2009
Provisionally-priced sales (a)	Molybdenum sales	$0.7	$(1.0)
Provisionally-priced purchases (a)	Operating expenses	—	0.1
Fixed-priced contracts (b)	Molybdenum sales	(0.1)	0.6
Forward currency contracts (c)	(Loss) gain on foreign exchange	0.1	0.1
Common stock warrant derivatives (d)	Change in fair value of common stock warrants	(24.5)	(0.3)
		$(23.8)	$(0.5)

a)            Provisionally-Priced Contracts

As described in Note 2 of the financial statements in TCM’s 2009 Form 10-K under “Revenue Recognition”, certain molybdenum sales contracts provide for provisional pricing as specified in the contract.  These sales contain an embedded derivative related to the provisional pricing mechanism, which is bifurcated and accounted for as a derivative.

TCM will, on occasion, also enter into provisionally-priced molybdenum purchase contracts, which the embedded derivative is bifurcated and accounted for as a derivative.  Changes to the fair values of the embedded derivatives related to molybdenum purchases are included in operating expenses in the consolidated statements of income as the product is sold.

The following table sets forth TCM’s outstanding provisionally-priced contracts as of March 31, 2010, which all mature in 2010:

Pounds to be Sold/Purchased (000’s lb)
Provisionally-priced sales	504
Provisionally-priced purchases	481

b)                                    Fixed-Priced Contracts

TCM’s income statements and operating cash flows are affected by changes in market prices for molybdenum. To mitigate a portion of this risk, TCM enters into certain molybdenum sales contracts where it sells future molybdenum production at fixed prices. These fixed prices may be different than the quoted market prices at the date of sale.

Beginning October 1, 2009, TCM elected to apply the normal purchases and normal sales scope exception to its fixed price contracts in accordance with derivative and hedge accounting guidance.  The mark-to-market net asset of $3.5 million, as of September 30, 2009, is being amortized to molybdenum sales revenue as TCM makes the physical deliveries related to those contracts.  As of March 31, 2010 and December 31, 2009, the remaining unamortized balance was $1.7 million and $1.8 million, respectively.

The following table sets forth TCM’s outstanding fixed-priced molybdenum sales contracts as of March 31, 2010:

	2010	2011
Molybdenum committed (000’s lb)	1,604	417
Average price ($/lb)	$16.22	$21.00

c)                                     Forward Currency Contracts

As a company operating in North America, TCM transacts business in various currencies in the normal course of its operations and for capital expenditures related to the Endako mill expansion.  Foreign currency transactions at TCM’s Canadian operations increase its risk as exchange rates can change between the time agreements are made and the time foreign currency transactions are settled.  TCM uses foreign currency forward contracts to mitigate the exchange risk of US dollars for foreign currency dollars at future dates. The terms of these contracts are typically less than one year. As of March 31, 2010, TCM had open forward currency contracts to purchase $3.0 million Australian dollars at a US dollar to Australian dollar exchange rate of 1.0 to 1.13 for purchases related to the Endako mill expansion.  At December 31, 2009 TCM had no open forward currency contracts.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

d)                                    Common Stock Warrant Derivatives

As described in Note 3 of the financial statements in TCM’s 2009 Form 10-K under “Common stock warrant derivatives”, TCM is required to account for its common stock warrants as derivative liabilities with changes in fair value recorded to earnings.  As of March 31, 2010, TCM had 24.5 million warrants outstanding.   There were no warrant exercises during the three months ended March 31, 2010 and 2009.

6. Fair Value Measurement

US GAAP accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standards establish a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The following table sets forth TCM’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Provisionally-priced sales	$0.6	$—	$0.6	$—
Fixed-priced contracts—current	1.1	—	—	1.1
Fixed-priced contracts—noncurrent	1.3	—	—	1.3
Foreign currency contracts	0.1	—	0.1	—
	$3.1	$—	$0.7	$2.4
Liabilities:
Common stock warrant derivatives	$139.9	$139.9	$—	$—
Fixed-priced contracts—current	0.7	—	—	0.7
	$140.6	$139.9	$—	$0.7

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Provisionally-priced sales	$(0.1)	$—	$(0.1)	$—
Fixed-priced contracts—current	0.9	—	—	0.9
Fixed-priced contracts—noncurrent	1.7	—	—	1.7
	$2.5	$—	$(0.1)	$2.6
Liabilities:
Common stock warrant derivatives	$115.4	$115.4	$—	$—
Fixed-priced contracts—current	0.8	—	—	0.8
	$116.2	$115.4	$—	$0.8

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

The following table sets forth a summary in fair value of TCM’s Level 3 financial assets and liabilities for the three months ended March 31, 2010:

Fixed- Priced Contracts
Balance at January 1, 2010	$1.8
Unrealized and realized (loss)	(0.1)
Balance at March 31, 2010	$1.7

As of March 31, 2010 and December 31, 2009, the carrying values of TCM’s financial assets and liabilities are not significantly different from their fair values.

7. Long-term Debt

Effective February 2, 2010, TCM voluntarily terminated its $35 million revolving line of credit that was secured by a significant amount of TCM’s assets.

8. Commitments and Contingencies

In the normal course of operations, TCM may be subject to litigation.  As of March 31, 2010, there are no material litigation matters.

In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of March 31, 2010, TCM had commitments to purchase approximately 5.8 million pounds of molybdenum sulfide concentrate throughout the rest of 2010, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

As of March 31, 2010, TCM had contractual obligations related to the mill expansion project at the Endako Mine of $47.0 million (75% share).

On December 9, 2009, TCM entered into a credit support agreement with British Columbia Hydro and Power Authority (“BC Hydro”) related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the expansion project, now estimated at C$16.5 million.  Subsequent to the commissioning of the new mill and subject to annual measurements of incremental revenues following the mill’s commissioning, some or all of this financial assurance may thereafter be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The new mill facility is currently scheduled for completion in late 2011. The amount of the guarantee as of March 31, 2010 was C$3.7 million and was increased to C$5.3 million on April 9, 2010. In addition, on April 9, 2010 as part of the financial guarantee, TCM provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro.  The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility, as discussed above.  At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

As of March 31, 2010, a shortfall in Endako’s future electric power usage and resulting incremental revenues to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

 (US dollars in millions, except per share amounts)

9. Income and Mining Taxes

The effective tax rates for the three months ended March 31, 2010 and 2009 were an expense of 81.6% and a benefit of 70.6%, respectively.  The effective tax rate differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes primarily due to non-taxable changes in the fair value of common stock warrants and changes in the enacted provincial statutory income tax rates, respectively.

10. Net Income per Share

The following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net income per share for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009
Net income	$1.1	$8.7
Basic weighted-average number of shares outstanding	139.6	122.3
Effect of dilutive securities
Stock options	1.1	—
Common stock warrants	8.6	—
Diluted weighted-average number of shares outstanding	149.3	122.3
Net income per share
Basic	$0.01	$0.07
Diluted	$0.01	$0.07

For the quarter ended March 31, 2010, approximately 1.0 million stock options have been excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM’s common stock for the period.

For the three months ended March 31, 2009, 8.7 million stock options and 24.5 million common stock warrants were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM’s common stock for the period.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

 (US dollars in millions, except per share amounts)

11. Related Party Transactions

Total sales to members of a group of companies affiliated with the other participant in the Endako Mine joint venture were $33.6 million and $12.1 million for the three months ended March 31, 2010 and 2009, respectively. This represented 26.3% and 15.4% of TCM’s total revenues for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010 and 2009, TCM recorded management fee income of $0.1 million and $0.1 million, and selling and marketing expenses of $0.2 million and $0.1 million, respectively, from this group of companies.

As of March 31, 2010 and December 31, 2009, TCM’s accounts receivable included $8.5 million and $10.3 million, respectively, owing from this group of companies.

12. Supplementary Cash Flow Information

	For the Three Months Ended March 31,
	2010	2009
Change in working capital accounts:
Accounts receivable	$(11.2)	$23.5
Product inventory	(11.2)	8.7
Material and supplies inventory	1.3	1.0
Prepaid expense and other current assets	0.4	0.1
Income tax receivable	(2.0)	—
Accounts payable and accrued liabilities	6.6	(2.5)
Income and mining taxes payable	3.4	(7.5)
	$(12.7)	$23.3
Cash interest paid	$0.7	$0.2
Cash income taxes paid	$5.2	$10.4

13. Concentration of Credit Risk

TCM is exposed to counterparty risk from its cash and cash equivalent balances, its short-term cash investments, and its reclamation deposits held by an insurance company and governmental entities. TCM monitors its positions with, and the credit quality of, the financial institutions in which it invests its cash, cash equivalents and short-term investments, and that hold its reclamation deposits. Counterparties to cash balances, money market instruments, government treasury securities and its reclamation deposits are US and Canadian institutions and the US and Canadian governments. TCM’s investment policy limits investments to government-backed financial instruments, other than balances maintained in various bank operating accounts.

TCM manages its credit risk from its accounts receivable through established credit monitoring activities. As of March 31, 2010, TCM had three customers which owed TCM more than $3.0 million and accounted for approximately 47% of all receivables outstanding. There were another five customers having balances greater than $1.0 million but less than $3.0 million that accounted for 16% of total receivables. All of these balances were compliant with credit terms and scheduled payment dates.

TCM’s maximum credit risk exposure is the carrying value of its accounts receivable. The carrying amounts of accounts receivable, accounts payable and accrued liabilities, and fixed and variable rate debt approximate fair value as of March 31, 2010.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

 (US dollars in millions, except per share amounts)

14. Segment Information

TCM has two reportable segments: US Operations and Canadian Operations. The US Operations segment includes all mining, milling, roasting and sale of molybdenum products from the Thompson Creek Mine and the Langeloth Facility, as well as all roasting and sales of third party purchased material. The Canadian Operations segment includes all mining, milling, roasting and sale of molybdenum products from the 75% owned Endako Mine. TCM’s chief operating decision makers (Chief Executive Officer and Chief Operating Officer) evaluate segment performance based on segment revenue less costs of sales. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration, and interest income and expense items to its reporting segments.  Segment information for the three months ended and as of March 31, 2010, and 2009 is as follows:

For the three months ended March 31, 2010

	US Operations	Canadian Operations	Inter- segment	Total
Revenues
Molybdenum sales	$100.3	$27.0	$(3.3)	$124.0
Tolling, calcining and other	3.8	—	—	3.8
	104.1	27.0	(3.3)	127.8
Costs of sales
Operating expenses	62.4	15.7	(1.8)	76.3
Selling and marketing	1.1	0.8	(0.4)	1.5
Depreciation, depletion and amortization	6.5	4.5	—	11.0
Accretion expense	0.3	0.1	—	0.4
	70.3	21.1	(2.2)	89.2
Segment revenue less costs of sales	33.8	5.9	(1.1)	38.6
Other segment expenses:
Loss on foreign exchange	—	2.1	—	2.1
Segment income before income and mining taxes	$33.8	$3.8	$(1.1)	$36.5

For the three months ended March 31, 2009

	US Operations	Canadian Operations	Inter- segment	Total
Revenues
Molybdenum sales	$53.2	$22.4	$—	$75.6
Tolling, calcining and other	3.2	—	—	3.2
	56.4	22.4	—	78.8
Costs of sales
Operating expenses	44.5	13.9	—	58.4
Selling and marketing	0.9	0.5	—	1.4
Depreciation, depletion and amortization	6.2	4.0	—	10.2
Accretion expense	0.2	0.1	—	0.3
	51.8	18.5	—	70.3
Segment revenue less costs of sales	4.6	3.9	—	8.5
Other segment expenses:
Loss (gain) on foreign exchange	—	(3.2)	—	(3.2)
Segment income before income and mining taxes	$4.6	$7.1	$—	$11.7

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

 (US dollars in millions, except per share amounts)

Reconciliation of segment income to net income

	For the Three Months Ended March 31,
	2010	2009
Segment income	$36.5	$11.7
Other (income) expense
Change in fair value of common stock warrants	24.5	0.3
General and administrative	5.8	5.0
Exploration	1.7	1.8
Interest (income) expense, net	0.1	(0.1)
Loss (gain) on foreign exchange	(1.5)	—
Other	(0.1)	(0.4)
Income before income and mining taxes	6.0	5.1
Income and mining taxes	4.9	(3.6)
Net income (loss)	$1.1	$8.7

Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, is as follows:

As of March 31, 2010	US Operations	Canadian Operations	Corporate	Total
Capital expenditures	$2.8	$16.3	$0.3	$19.4
Capital assets	$257.3	$374.1	$0.4	$631.8
Goodwill	$47.0	$—	$—	$47.0
Assets	$681.0	$637.5	$88.4	$1,406.9
Liabilities	$138.6	$121.5	$141.4	$401.5

As of March 31, 2009	US Operations	Canadian Operations	Corporate	Total
Capital expenditures	$11.5	$13.4	$2.7	$27.6
Capital assets	$262.4	$276.5	$0.5	$539.4
Goodwill	$47.0	$—	$—	$47.0
Assets	$615.6	$392.2	$11.1	$1,018.9
Liabilities	$135.7	$88.8	$24.9	$249.4

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

 (US dollars in millions, except per share amounts)

15. Reconciliation to Canadian Generally Accepted Accounting Principles

TCM’s consolidated financial statements have been prepared according to US GAAP which differs in certain respects from those principles that TCM would have followed had the consolidated financial statements been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”). The significant differences between US GAAP and Canadian GAAP and their effect on the consolidated financial statements are detailed below.

		March 31, 2010		December 31, 2009
		US GAAP	Canadian GAAP	US GAAP	Canadian GAAP
Assets
Current assets
Cash and cash equivalents		$136.0	$136.0	$158.5	$158.5
Short-term investments		387.6	387.6	353.0	353.0
Accounts receivable		54.1	54.1	42.7	42.7
Product inventory	(a)	54.4	52.4	43.5	40.6
Material and supplies inventory		33.6	33.6	34.5	34.5
Prepaid expense and other current assets		5.5	5.5	6.0	6.0
Income tax receivable		6.8	6.8	4.8	4.8
		678.0	676.0	643.0	640.1
Property, plant and equipment, net	(a)	631.8	709.5	605.7	680.0
Restricted cash		18.3	18.3	16.8	16.8
Reclamation deposits		30.5	30.5	30.3	30.3
Goodwill		47.0	47.0	47.0	47.0
Other assets		1.3	1.3	1.8	1.8
		$1,406.9	$1,482.6	$1,344.6	$1,416.0
Liabilities
Current liabilities
Accounts payable and accrued liabilities		$43.9	$43.9	$29.9	$29.9
Income and mining taxes payable		6.9	6.8	3.6	3.6
Current portion of long-term debt		3.1	3.1	3.7	3.7
Deferred income tax liabilities		6.7	6.7	6.7	6.7
		60.6	60.5	43.9	43.9
Long-term debt		8.3	8.3	9.2	9.2
Other liabilities		24.9	24.9	24.6	24.6
Asset retirement obligations		25.5	25.5	24.8	24.8
Common stock warrant derivatives	(b)	139.9	—	115.4	—
Deferred income tax liabilities	(a)	142.3	170.8	141.3	168.0
		401.5	290.0	359.2	270.5
Shareholders’ Equity
Common stock		700.1	698.5	697.1	695.5
Common stock warrants	(b)	—	35.0	—	35.0
Additional paid-in-capital		46.1	46.1	45.7	45.7
Retained earnings	(a,b)	233.9	387.7	232.8	359.5
Accumulated other comprehensive income		25.3	25.3	9.8	9.8
		1,005.4	1,192.6	985.4	1,145.5
		$1,406.9	$1,482.6	$1,344.6	$1,416.0

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

The following table reconciles the consolidated net income and consolidated comprehensive income as reported under Canadian GAAP with that which would have been reported under US GAAP.

	For the Three Months Ended March 31,
	2010	2009
Net income—US GAAP	$1.1	$8.7
Reconciling items:
Change in fair value of common stock warrants	24.5	0.3
Stripping costs incurred during production (net of amortization)	4.3	3.4
Income tax effect of above adjustments	(1.7)	(1.2)
Net income—Canadian GAAP	$28.2	$11.2
Net income per share—Canadian GAAP
Basic	$0.20	$0.09
Diluted	$0.19	$0.09
Net income—Canadian GAAP	$28.2	$11.2
Foreign currency translation adjustment	15.5	(9.1)
Comprehensive income—Canadian GAAP	$43.7	$2.1

For the three months ended March 31, 2010 and 2009, under Canadian GAAP, cash flows from operating activities would increase by $6.0 million and $7.3 million, respectively, and cash flows from investing activities would decrease by $6.0 million and $7.3 million, respectively, due to the stripping costs incurred during production.

Current Differences in Accounting Principles

a)                                      Stripping Costs Incurred During Production

Under US GAAP, capitalization of stripping costs after a mine has entered its production phase is not permitted and requires such stripping costs to be accounted for as a variable production cost to be included in the costs of inventory.

Effective January 1, 2007, for Canadian GAAP purposes, TCM prospectively adopted EIC-160 “Stripping Costs Incurred in the Production Phase of a Mining Operation”. Under EIC-160, stripping activity at operating mines that represents a betterment is capitalized to property, plant and equipment and amortized on a unit-of-production basis over the related proven and probable reserves. Betterment occurs when the stripping activity increases future output of the mine by providing additional sources of mineral reserves.

Accordingly, for the three months ended March 31, 2010 and 2009, cost of expenses for Canadian GAAP purposes would decrease by $4.3 million and $3.4 million, respectively.

As of March 31, 2010, property, plant and equipment and product inventory would increase by $77.7 million (net of amortization) and $2.0 million, respectively.

b)                                     Common Stock Warrant Derivatives

In June 2008, the EITF reached a conclusion that an equity-linked financial instrument would not be considered indexed to TCM’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency, for fiscal years beginning on or after December 15, 2008. Given that the functional currency of TCM is the US dollar and the common stock warrant exercise price is denominated in the Canadian dollar, these warrants are now required to be treated as a derivative liability under US GAAP with changes in fair value recorded to earnings. This guidance was adopted by TCM under US GAAP on January 1, 2009.

Under Canadian GAAP, TCM’s common stock warrants are still treated as equity. Accordingly, for the quarters ended March 31, 2010 and 2009, the change in fair value of common stock warrants would decrease by $24.5 million and $0.3 million, respectively, under Canadian GAAP.

As of March 31, 2010, common stock warrant derivatives would decrease by $139.9 million and common stock warrants would increase by $35.0 million under Canadian GAAP.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis (“MD&A”) of consolidated financial condition and results of operations of Thompson Creek Metals Company Inc. was prepared as of May 5, 2010.  In the MD&A, “we,” “us” and “our” refer to Thompson Creek Metals Company Inc. and its consolidated subsidiaries. You should read this discussion in conjunction with our financial statements, the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the discussion of our “Risk Factors” and the discussion of our “Business and Properties” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission (“SEC”). The results of operations reported and summarized below are not necessarily indicative of future operating results. References to “Notes” are Notes included in our “Notes to Consolidated Financial Statements” in Item 1 herein. Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, all references to earnings or losses per share are on a diluted basis, unless otherwise noted.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).  All dollar amounts are expressed in United States (“US”) dollars unless otherwise indicated. References to C$ refers to Canadian dollars. Additional information on Thompson Creek Metals Company Inc. is available on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

Business Overview

We are a North American molybdenum mining company, governed by the laws of British Columbia, with vertically integrated mining, milling, processing and marketing operations in Canada and the US.  Our operations include the Thompson Creek Mine (mine and mill) in Idaho, a metallurgical facility in Pennsylvania (the “Langeloth Facility”) and a 75% joint venture interest in the Endako Mine (mine, mill and roaster) in British Columbia.  In addition, we have two underground molybdenum development projects comprised of the Davidson Project, located in British Columbia, and an option to acquire up to 75% of the Mount Emmons Project, located in Colorado.

Highlights For the First Quarter 2010

•                  Net income for the first quarter of 2010 was $1.1 million, or $0.01 per share, which included a non-cash unrealized loss on common share purchase warrants of $24.5 million, or $0.16 per share.  Net income for the first quarter of 2009 was $8.7 million, or $0.07 per share, which included a non-cash unrealized loss on common share purchase warrants of $0.3 million, or $0.00 per share.  Non-GAAP adjusted net income for the first quarter of 2010 and 2009 (excluding the non-cash unrealized losses on the warrants) was $25.6 million, or $0.17 per share, and $9.0 million, or $0.07 per share, respectively.  See “Non-GAAP Financial Measures” below for the definition and calculation of adjusted net income.

•                  Non-cash unrealized loss on common stock purchase warrants of $24.5 million for the first quarter of 2010 was the result of a requirement under US GAAP to account for our outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income.

•                  Consolidated revenues for the first quarter of 2010 were $127.8 million, or an increase of approximately 62% from the first quarter of 2009 primarily as a result of higher molybdenum sales prices.  The average realized sales price for molybdenum for the first quarter of 2010 was $14.50 per pound, up 43% from $10.14 per pound for the first quarter of 2009.

•                  Mined molybdenum production in the first quarter of 2010 was 8.3 million pounds, up 36% from 6.1 million pounds in the first quarter of 2009.

•                  Average cash cost per pound produced for the first quarter of 2010 was $5.36 per pound, compared to $5.93 per pound for the first quarter of 2009.  See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound.

•                  Operating cash flows were $25.6 million for the first quarter of 2010, compared to $37.4 million in the first quarter of 2009.

•                  Capital costs incurred for the first quarter of 2010 were $29.0 million, comprised of $6.8 million of capital costs for the mines, the Langeloth Facility and corporate together with $22.2 million of capital costs for the mill expansion project at the Endako Mine (75% share).  The 2010 capital costs include amounts accrued of $9.6 million at March 31, 2010, resulting in cash expenditures of $19.4 million.

•                  Total cash, cash equivalents and short-term investments at March 31, 2010 were $523.6 million, compared to $511.5 million as of December 31, 2009.  Total debt as of March 31, 2010 was $11.4 million compared to $12.9 million as of December 31, 2009.

Outlook

Molybdenum Market

During the first quarter of 2010, the average Platts Metals Week published price for molybdenum oxide was $15.73 per pound.  The price generally improved throughout the first quarter of 2010, with the Platts Metals Week published price for molybdenum oxide for the month of January 2010 of $14.51 per pound, $16.24 per pound for the month of February 2010 and $17.42 per pound for the month of March 2010.   The Platts Metals Week published price for molybdenum oxide for the month of April 2010 remained essentially unchanged at $17.34 per pound.

There can be no assurance, however, that molybdenum demand will continue to strengthen or that molybdenum prices will further improve. Any significant weakness in demand or reduction in molybdenum prices may have a material adverse effect on our operating results and financial condition.

Operations

For 2010, we expect our molybdenum production volumes to be 29 to 32 million pounds, with the Thompson Creek Mine at approximately 22 to 24 million pounds and the 75% share of the Endako Mine at 7 to 8 million pounds (unchanged from previous guidance).  For 2010, anticipated average cash costs per pound produced are estimated at $6 to $7 per pound, with $5.50 to $6.50 per pound at the Thompson Creek Mine and $7 to $8 per pound at the Endako Mine (assuming a US to Canadian dollar exchange rate of US$1 = C$1.05), which is unchanged from previous guidance. For the Endako Mine, a $0.01 change in the Canadian foreign exchange rate would result in a change in the cash cost per pound produced of approximately $0.10 per pound.

For fiscal 2010, we expect to sell 27 to 30 million pounds of our mined production (unchanged from previous guidance).  We have some flexibility in building or depleting inventory levels depending upon the economic conditions and the related demand and sales price for molybdenum.  The Langeloth Facility commenced a five-week shutdown on April 26, 2010 for maintenance and repairs.  As expected, we increased inventory from our mines in anticipation of this shutdown.  Inventory from our mines increased by approximately 1.5 million pounds during the first quarter of 2010. We do not expect to reduce our inventory substantially during the remainder of the year. Since we have higher contract commitments for 2010 compared to 2009, a higher level of inventory is needed to provide us with adequate flexibility to serve our contract customers.  We currently have fixed-priced contracts for approximately 1.6 million pounds at an average fixed-price of $16.22 per pound for molybdenum oxide for the remainder of the year.

Capital expenditures for 2010 are expected to be $298 million, comprised of $89 million in capital expenditures from the mines, the Langeloth Facility and corporate and $209 million for our 75% share of capital expenditures required for the mill expansion project at the Endako Mine (unchanged from previous guidance).  Operating permits required by the mill expansion are proceeding, including the development of a closure plan for expanded waste dumps and tailings facilities and minor amendments to the Mining Act permit.  Additionally, consultations between the province of British Columbia (“BC Province”) and First Nations (local Aboriginal peoples) pertaining to these permits are also continuing. If the BC Province is unable to successfully conclude consultations with First Nations, these permits and/or minor amendments to the Mining Act permit may be delayed, which may have a material adverse effect on the future operating plans for the Endako Mine once the mill expansion is completed. There can be no assurance that these First Nations consultations will be completed successfully.  We are currently seeking our joint venture partner’s approval for the Endako mill expansion.  Approval is expected to be obtained by the end of the second quarter of 2010.  While we expect to receive the approval of the joint venture partner, there can be no assurance that such approval will be obtained.  In the event approval is not obtained, it may have a material adverse effect on the mill expansion project and our financial position.

In 2010, we expect to conduct exploration drilling at both of our operating mines totaling $2 to $4 million (unchanged from previous guidance).  For 2010, we expect to spend approximately $7 to $9 million under the option agreement with U.S. Energy Corporation on the Mount Emmons Project for an ongoing pre-feasibility study, further engineering evaluations, and ongoing project maintenance (unchanged from previous guidance).  We are also conducting a re-evaluation of the Davidson Project regarding various operating alternatives and related economic analysis. We are not expecting to have significant expenditures on the Davidson Project in 2010 (unchanged from previous guidance).

General

We continue to evaluate potential acquisitions of other mining properties or interests in such properties from time to time. There is no assurance that any such activities will result in the completion of an acquisition.

Selected Consolidated Financial and Operational Information

	Three Months Ended March 31,
(US$ in millions except per share and per pound amounts)	2010	2009
	(unaudited)
Financial
Revenues
Molybdenum sales	$124.0	$75.6
Tolling, calcining and other	3.8	3.2
	127.8	78.8
Costs and expenses
Operating expenses	76.3	58.4
Selling and marketing	1.5	1.4
Depreciation, depletion and amortization	11.0	10.2
Accretion expense	0.4	0.3
General and administrative	5.8	5.0
Exploration	1.7	1.8
Total costs and expenses	96.7	77.1
Operating income	31.1	1.7
Other (income) and expense	25.1	(3.4)
Income before income and mining taxes	6.0	5.1
Income and mining taxes (benefit)	4.9	(3.6)
Net income	$1.1	$8.7
Net income per share
Basic	$0.01	$0.07
Diluted	$0.01	$0.07
Cash generated by operating activities	$25.6	$37.4
Adjusted non-GAAP Measures: (1)
Adjusted net income (1)	$25.6	$9.0
Adjusted net income per share - basic (1)	$0.18	$0.07
Adjusted net income per share - diluted (1)	$0.17	$0.07
Operational Statistics(unaudited)
Mined molybdenum production (000’s lb) (2)	8,269	6,057
Cash cost ($/lb produced) (3)	$5.36	$5.93
Molybdenum sold (000’s lb):
Thompson Creek and Endako Mine product	6,735	6,549
Purchased and processed product	1,820	898
	8,555	7,447
Average realized price ($/lb) (1)	$14.50	$10.14

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$136.0	$158.5
Short-term investments	$387.6	$353.0
Total assets	$1,406.9	$1,344.6
Total debt	$11.4	$12.9
Total liabilities	$401.5	$359.2
Shareholders’ equity	$1,005.4	$985.4
Shares outstanding (000’s)	139,782	139,511

(1)   See “Non-GAAP Financial Measures” for the definition and calculation of these non-GAAP measures.

(2)   Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide (“HPM”) from our share of production from the mines; excludes molybdenum processed from purchased product.

(3)   Weighted-average of Thompson Creek Mine and Endako Mine cash costs (mining, milling, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion.  The cash cost for the Thompson Creek Mine, which only produces molybdenum sulfide on site, includes an estimated molybdenum loss, an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs.  See “Non-GAAP Financial Measures” for additional information.

Summary of Quarterly Results

(US$ in millions except per share and per pound amounts — unaudited)

	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30
	2010	2009	2009	2009	2009	2008	2008	2008
Financial
Revenue	$127.8	$106.2	$114.4	$74.0	$78.8	$181.6	$331.1	$243.9
Operating income (loss)	$31.1	$15.8	$32.4	$(0.2)	$1.7	$(4.2)	$136.9	$91.2
Net income (loss)	$1.1	$26.0	$(1.4)	$(89.3)	$8.7	$(23.8)	$94.8	$59.5
Income (loss) per share:
- basic	$0.01	$0.19	$(0.01)	$(0.73)	$0.07	$(0.19)	$0.76	$0.51
- diluted	$0.01	$0.18	$(0.01)	$(0.73)	$0.07	$(0.19)	$0.69	$0.44

Cash generated by operating activities	$25.6	$38.2	$24.2	$6.1	$37.4	$173.1	$102.5	$52.8

Adjusted non-GAAP Measures: (1)
Adjusted net income (loss) (1)	$25.6	$20.4	$14.3	$(6.3)	$9.0	$44.4	$ n/a	$ n/a
Adjusted net income (loss) per share: (1)
- basic (1)	$0.18	$0.15	$0.11	$(0.05)	$0.07	$0.36	$ n/a	$ n/a
- diluted (1)	$0.17	$0.14	$0.11	$(0.05)	$0.07	$0.36	$ n/a	$ n/a

Operational Statistics
Mined molybdenum production (000’s lb)	8,269	6,268	6,221	6,714	6,057	7,773	6,499	6,184
Cash cost ($/lb produced) (1)	$5.36	$6.61	$5.67	$5.21	$5.93	$6.01	$7.33	$8.85
Molybdenum sold (000’s lb):
Thompson Creek and Endako Mine	6,735	6,889	7,445	6,505	6,549	6,558	6,879	4,830
Purchased and processed product	1,820	1,464	1,324	997	898	1,565	3,044	2,500
	8,555	8,353	8,769	7,502	7,447	8,123	9,923	7,330

Average realized price ($/lb) (1)	$14.50	$12.37	$12.75	$9.41	$10.14	$21.72	$32.85	$32.68

(1) See “Non-GAAP Financial Measures” for the definition and calculation of these non-GAAP measures.

Financial Review

Three Months Ended March 31, 2010 (Unaudited)

Net Income

Net income for the first quarter of 2010 was $1.1 million, or $0.01 per share, compared to net income of $8.7 million, or $0.07 per share for the same quarter in 2009.  Net income for the first quarter of 2010 and net income for the same quarter in 2009 includes non-cash unrealized losses on common stock purchase warrants of $24.5 million ($0.16 per share) and $0.3 million ($0.00 per share), respectively.  These non-cash unrealized losses on common stock purchase warrants for the first quarter of 2010 and 2009 are the result of a requirement under US GAAP to account for our outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income.  Non-GAAP adjusted net income for the first quarter of 2010 and 2009 (excluding the non-cash unrealized losses on the warrants) was $25.6 million ($0.17 per share) and $9.0 million ($0.07 per share), respectively.  See “Non-GAAP Financial Measures” below for the definition and calculation of adjusted net income.

Revenues

Revenues for the first quarter of 2010 were $127.8 million, up $49.0 million or 62% from $78.8 million for the same quarter in 2009.  Revenues increased as a result of higher average realized sales prices for molybdenum, with an average realized price for the first quarter of 2010 of $14.50 per pound, up 43% from $10.14 per pound for the first quarter of 2009.  Molybdenum sold from our mines in the first quarter of 2010 was 6.7 million pounds, up 3% from 6.5 million pounds sold in the first quarter of 2009.  Sales volumes from third party product purchased, processed and resold were 1.8 million pounds for the first quarter of 2010 compared to 0.9 million pounds for the first quarter of 2009.  Revenues from toll roasted material for third parties were up 19% in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of a higher volume of material roasted.

Operating Expenses

Operating expenses for the first quarter of 2010 were $76.3 million, up $17.9 million or 31% from $58.4 million for the same quarter in 2009.  Prices for third party molybdenum purchases (that were purchased, processed and resold) were up significantly during the first quarter of 2010 compared to the first quarter of 2009 which, together with the increased sales volumes from third party product purchased, processed and resold, were the primary reasons for the increase in operating expenses in the first quarter of 2010.

The non-GAAP financial measure of cash cost per pound produced from our mines declined in the first quarter of 2010 to $5.36 per pound produced from $5.93 per pound produced for the same quarter in 2009.  The decrease in the cash cost per pound produced was primarily the result of higher production and a higher ore grade at the Thompson Creek Mine in the first quarter of 2010 compared to the first quarter of 2009.  See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense for the first quarter of 2010 was $11.0 million compared to $10.2 million for the first quarter of 2009.  This increase was primarily due to the higher volume of molybdenum sold from our mines in the first quarter of 2010 compared to the first quarter of 2009 and the depreciation and depletion of capital expenditures incurred in fiscal 2009.  These increases were partially offset by the effects of increased mineral reserve estimates established at the Thompson Creek Mine late in the third quarter of 2009.  Product inventory costs include depreciation, depletion and amortization.

General and Administrative Expense

General and administrative expense for the first quarter of 2010 was $5.8 million, up from $5.0 million for the first quarter of 2009. General and administrative expense for the first quarter of 2010 and 2009 included $1.0 million and $1.3 million, respectively, of stock-based compensation expense as required under US GAAP. Excluding the stock-based compensation, general and administrative expense for the 2010 quarter was $4.8 million compared to $3.7 million for the 2009 quarter.  The increase was primarily the result of increased expenses related to first time year-end SEC filings.  As of June 30, 2009, more than 50% of our outstanding shares were held by US residents.  Therefore, as of January 1, 2010, we became a domestic registrant and are required to comply with US SEC public reporting filing requirements.

Change in Fair Value of Common Stock Warrants

Non-cash unrealized losses on common stock warrants for the first quarter of 2010 and 2009 were $24.5 million and $0.3 million, respectively.  These non-cash unrealized losses on common stock warrants are the result of a requirement under US GAAP to account for our outstanding common stock warrants as a derivative, with changes in the fair value recorded in net income.

Exploration Expense

Exploration expense for the first quarter of 2010 was $1.7 million compared to $1.8 million for the first quarter of 2009. These expenses vary from period to period according to the type of activity being undertaken. The 2010 and 2009 expenses primarily relate to expenditures under an option agreement on the Mount Emmons Project in Colorado.

Foreign Exchange Gains and Losses

The first quarter of 2010 included a foreign exchange loss of $0.6 million compared to a foreign exchange gain of $3.2 million for the first quarter of 2009.  During the first quarter of 2010, the US dollar (“US$”) weakened against the C$, which resulted in a foreign exchange loss on US$ cash balances that had the C$ as their measurement currency. Conversely, during the first quarter of 2009, the US$ strengthened against the C$, which resulted in a foreign exchange gain on US$ cash balances that had the C$ as their measurement currency.

The exchange rate as of March 31, 2010 was US$1 = C$1.02 compared to US$1 = C$1.05 exchange rate as of December 31, 2009, US$1 = C$1.26 as of March 31, 2009 and US$1 = C$1.22 as of December 31, 2008.

Income and Mining Tax Expense and Benefit

For the first quarter of 2010, we had a net tax expense of $4.9 million compared to a net tax benefit for the first quarter of 2009 of $3.6 million. Both quarters were impacted by the non-cash unrealized losses on common stock warrants (which did not generate any income tax benefit), the deduction of cross-border interest, proportionately larger US percentage depletion deductions in relation to the US income before income and mining taxes and changes in the Canadian provincial tax rate. Excluding the non-cash unrealized losses on common stock purchase warrants for the first quarter of 2010, the effective tax rate was 16%.  The net tax benefit for the first quarter of 2009 was primarily due to a reduction of the British Columbia corporate income tax rate.

Cash Flows

Operating Activities

Cash generated by operating activities for the first quarter of 2010 was $25.6 million compared to $37.4 million for the first quarter of 2009.  This decrease in cash flow from operations was primarily the result of working capital changes related to accounts receivable and inventory, which was partially offset by higher molybdenum sales in the first quarter of 2010 compared to the first quarter of 2009 due to higher sales volumes and average realized sales prices.

Investing Activities

Cash used in investing activities for the first quarter of 2010 was $51.0 million compared to $131.1 million for the first quarter of 2009.  During the first quarter of 2010 and 2009, we made short-term investments of $30.1 million and $100.3 million, respectively, consisting of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days.  Property, plant and equipment expenditures for the first quarter of 2010 were $19.4 million compared to $27.6 million for the same quarter in 2009.  Also in the first quarter of 2009, a $2.4 million reclamation deposit was made with the State of Idaho for the Thompson Creek Mine.

Financing Activities

Cash generated by financing activities in the first quarter of 2010 was $0.5 million compared to cash used by financing activities of $1.3 million in the first quarter of 2009. In the first quarter of 2010, proceeds from the exercise of stock options of $2.0 million more than offset scheduled principal payments on equipment loans of $1.5 million. In the first quarter of 2009, financing activities represented scheduled principal payments on equipment loans.

Operations Review

Thompson Creek Mine

Our Thompson Creek Mine and mill are located near Challis, in central Idaho.  Mining is conducted by conventional open pit methods utilizing electric-powered shovels and 200-ton haul trucks.  The Thompson Creek Mine currently controls a block of contiguous mineral claims that includes patented and unpatented mineral claims and mill sites.  The current mill capacity is approximately 28,000 tons per day and operates with a crusher, SAG mill, ball mill and flotation circuit.

The table that follows presents a summary of the Thompson Creek Mine’s operating and financial results for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(US$ in millions except per pound amounts–Unaudited)	2010	2009

Financial (1)
Molybdenum sales	$73.4	$43.9
Cost of sales:
Operating expenses	32.0	28.2
Selling and marketing	0.9	0.8
Depreciation, depletion and amortization	5.5	5.8
Accretion	0.3	0.2
	38.7	35.0
Revenue less cost of sales	$34.7	$8.9

Operational Statistics
Mined (000’s ore tons)	2,476	1,508
Milled (000’s tons)	2,461	2,031
Grade (% molybdenum)	0.144	0.125
Recovery (%)	90.5	90.8
Molybdenum production (000’s lb) (2)	6,298	4,373
Cash cost ($/lb produced) (3)	$4.74	$5.83
Molybdenum sold (000’s lb)	5,048	4,172
Average realized price ($/lb)	$14.54	$10.51

(1)   Since the Thompson Creek Mine only produces molybdenum sulfide and HPM on site, the financial information presented includes actual sales of molybdenum oxide, HPM and upgraded products, together with allocations of cost of sales from the Langeloth Facility and Thompson Creek Metals Company USA (“Thompson Creek USA”), including operating expenses, finished goods inventory adjustments, selling and marketing expenses and depreciation, depletion and amortization from the Langeloth Facility.

(2)   Mined production pounds reflected are molybdenum oxide and HPM.

(3)   The Thompson Creek Mine cash cost represents the mining (including all stripping costs), milling, roasting and packaging for molybdenum oxide and HPM produced in the period.  Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation and other non-cash employee benefits and depreciation, depletion, amortization and accretion.  The cash cost for the Thompson Creek Mine includes an estimated molybdenum loss (sulfide to oxide) and an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs.  See “Non-GAAP Financial Measures” for additional information.

Molybdenum Production and Cash Costs

The Thompson Creek Mine produced more pounds of molybdenum in the first quarter of 2010 compared to the same quarter in 2009 primarily as a result of higher ore tons mined and milled and a higher ore grade.  In the first quarter of 2009, the Thompson Creek Mine removed more waste material related to future planned production phases (“stripping costs”) and re-handled a higher volume of low grade stockpiled material to blend with the higher grade material mined from the Phase 6 area.  The higher tons milled in the first quarter of 2010 was primarily the result of a full seven day, twenty-four hour mill operating schedule, effective January 1, 2010, compared to a reduced 2009 mill operating schedule of ten days on, four days off that commenced in March 2009.

The non-GAAP financial measure of cash cost per pound produced decreased to $4.74 per pound for the first quarter of 2010 from $5.83 per pound for the first quarter of 2009. See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.  The decrease in the cash cost for the first quarter of 2010 was primarily the result of higher production and lower tire costs compared to the same quarter in 2009, which was somewhat offset by higher milling costs in the first quarter of 2010 due to increased costs associated with the full mill operating schedule, as discussed previously.  The cash cost for the first quarter of 2010 included stripping costs of $6.0 million, or $0.95 per pound produced, compared to stripping costs of $7.3 million, or $1.67 per pound produced, for the first quarter of 2009.

Production from the Thompson Creek Mine is expected to be somewhat lower in the second quarter of 2010 compared to the first quarter of 2010 in anticipation of the planned shutdown at the Langeloth Facility that commenced on April 26, 2010, which will result in a higher cash cost per pound produced for the second quarter.

Molybdenum sold

Molybdenum sold from the Thompson Creek Mine for the first quarter of 2010 was 5.0 million pounds at an average realized price of $14.54 per pound compared to 4.2 million pounds sold at an average realized price of $10.51 per pound for the first quarter of 2009.  The higher sales volume and average realized price in the first quarter of 2010 was primarily due a higher market demand compared to the same quarter in 2009.  During the first quarter of 2010, sales included delivery against certain forward sales contracts related to Phase 6 production of approximately 0.3 million pounds at an average realized sales price of $8.71 per pound compared to approximately 0.4 million pounds at an average realized sales price of $8.03 per pound for the first quarter of 2009.

Cost of sales

Operating expenses in the first quarter of 2010 were $32.0 million, compared to $28.2 million in the first quarter of 2009.  The increase in operating expenses for the 2010 quarter primarily related to higher sales volumes in the first quarter of 2010 compared to the first quarter of 2009.

Depreciation, depletion and amortization expense for the first quarter of 2010 was $5.5 million compared to $5.8 million for the first quarter of 2009. This decrease was primarily due to the effects of increased mineral reserve estimates established at the Thompson Creek Mine late in the third quarter of 2009 partially offset by higher sales volumes and the depreciation and depletion of capital expenditures incurred in fiscal 2009.

Selling and marketing costs were higher in the first quarter of 2010 compared to the same quarter in 2009 as a result of higher molybdenum pounds sold and higher molybdenum sales revenue.

Endako Mine

We have a 75% interest in the Endako open-pit mine, mill and roaster which is located near Fraser Lake, British Columbia.  Mining is conducted by conventional open-pit methods utilizing electric-powered shovels and 190-ton to 240-ton haul trucks.  The property is currently comprised of a contiguous group of 67 mineral tenures containing 42 claims and 25 leases, covering approximately 23,500 acres. In addition, surface rights are held on a portion of the mine site area.  The mill has a capacity of approximately 31,000 tons per day, and the multiple-hearth roaster has a capacity of approximately 35,000 pounds per day.

The table that follows presents a summary of our 75% share of the Endako Mine’s operating and financial results for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(US$ in millions except per pound amounts–Unaudited)	2010	2009

Financial
Molybdenum sales (1)	$23.7	$22.4
Cost of sales:
Operating expenses	13.9	13.9
Selling and marketing	0.4	0.5
Depreciation, depletion and amortization	4.5	4.0
Accretion	0.1	0.1
	18.9	18.5
Revenue less cost of sales	$4.8	$3.9

Operational Statistics
Mined (000’s ore tons)	2,325	2,164
Milled (000’s tons)	2,113	1,745
Grade (% molybdenum)	0.061	0.061
Recovery (%)	76.9	79.3
Molybdenum production (000’s lb) (2)	1,971	1,684
Cash cost ($/lb produced) (3)	$7.26	$6.17
Molybdenum sold (000’s lb)	1,687	2,377
Average realized price ($/lb)	$14.07	$9.44

(1)  Excludes inter-segment sales

(2)  Mined production pounds reflected are molybdenum oxide.

(3)  The Endako Mine cash cost represents the mining, milling, roasting and packaging for molybdenum oxide produced in the period.  Cash cost excludes: the effect of purchase price adjustments, effects of changes in inventory, stock-based compensation and depreciation, depletion, amortization and accretion.  See “Non-GAAP Financial Measures” for additional information.

Molybdenum Production and Cash Costs

Our 75% share of molybdenum production at the Endako Mine increased for the first quarter of 2010 to 2.0 million pounds from 1.7 million pounds for the first quarter of 2009.  This increase is primarily due to higher ore tons mined and milled, which was partially offset by a lower mill recovery rate due to milling harder ore material, for the first quarter of 2010 compared to the same quarter in 2009.

The non-GAAP financial measure of cash cost per pound produced increased to $7.26 per pound for the first quarter of 2010 from $6.17 per pound for the first quarter of 2009.  See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.  This increase was primarily the result of unfavorable foreign exchange rates converting C$ costs to US$ costs.  The exchange rate as of March 31, 2010 was US$1 = C$1.02 compared to US$1 = C$1.05 as of December 31, 2009, US$1 = C$1.26 as of March 31, 2009 and US$1 = C$1.22 as of December 31, 2008.  In addition, the cash costs for the first quarter of 2010 were higher due to increased mill tons, higher maintenance and repair costs and higher employee costs (safety training and recruiting costs), which were partially offset by a 17% higher level of production for the first quarter of 2010 compared to the same quarter of 2009.

Our share of production from the Endako Mine is expected to be somewhat lower in the second quarter of 2010 compared to the first quarter of 2010 primarily as a result of a slightly lower ore grade, which will result in a higher cash cost per pound produced for the second quarter. Additionally, a $0.01 change in the Canadian foreign exchange rate would result in a change in the cash cost per pound produced of approximately $0.10 per pound.

Molybdenum sold

Our share of molybdenum sold from the Endako Mine for the first quarter of 2010 was 1.7 million pounds at an average realized price of $14.07 per pound compared to 2.4 million pounds at an average realized price of $9.44 per pound in the same quarter of 2009.  The decrease in the molybdenum pounds sold in the first quarter of 2010 was primarily the result of an increase in inventory in anticipation of the planned shutdown at the Langeloth Facility and, conversely, there was a decrease in inventory in the first quarter of 2009.  The increase in the average realized price in the first quarter of 2010 was the result of increased demand for molybdenum.

Cost of sales

Our share of operating expenses for both the first quarter of 2010 and 2009 were $13.9 million. The first quarter of 2010 was impacted by unfavorable foreign exchange rates, converting C$ costs to US$ costs, higher milling, repairs, maintenance and employee costs, as discussed above.  These cost increases were offset by the planned buildup of inventory in the first quarter of 2010.  The first quarter of 2009 included certain cost reduction measures given the recession in 2009, which reduced mining and milling costs.  These cost declines were offset by the decrease in inventory during the first quarter of 2009.

Depreciation, depletion and amortization expense for the first quarter of 2010 was $4.5 million compared to $4.0 million for the same quarter in 2009.  The increase for the first quarter of 2010 as compared to the same quarter in 2009 was primarily due to the depreciation and depletion of fiscal 2009 capital expenditures together with unfavorable foreign exchange movements and product inventory. Product inventory costs include depreciation, depletion and amortization.

Selling and marketing costs were slightly lower for the first quarter of 2010 compared to the same quarter in 2009 primarily as a result of lower molybdenum pounds sold.

Mill expansion project

In the third quarter of 2009, our Board of Directors approved the resumption of the mill expansion project at the Endako Mine (subject to the joint venture partner approval), which was postponed in late 2008.  The mill expansion project at the Endako Mine includes the construction of a new, modern Endako mill, which will replace the existing 45-year-old mill and raise ore-processing capacity from the existing 31,000 tons per day to 55,000 tons per day.

From inception of this project through March 31, 2010, our 75% share of capital expenditures for the mill expansion project totalled approximately $86.2 million.  Assuming an exchange rate of US$1 = C$1.05, approximately $249.0 million (of which $186.8 million is our share) is expected to be spent in the remainder of 2010 and the remaining $110 million (of which $82.0 million is our share) is scheduled to be spent in 2011. Commercial production of molybdenum concentrate from the new mill is expected late in 2011.

Langeloth Facility

We operate the Langeloth Facility located near Pittsburgh, Pennsylvania.  Operations at the Langeloth Facility include roasting of molybdenum sulfide concentrate into molybdenum oxide, upgrading molybdenum oxide to pure sublimed oxide, oxide briquettes, ferromolybdenum, as well as the roasting of other metal products.

Concentrate produced by the Thompson Creek Mine provides a substantial portion of the feed source for the operations at the Langeloth Facility.  From time to time, concentrate produced by the Endako Mine also provides a feed source for the operations at the Langeloth Facility.  In addition, Langeloth also processes molybdenum purchases and certain other metals for third parties on a tolling, or cost-per-unit-processed basis.  The tolling and purchases are made to improve operating efficiency at the Langeloth Facility.

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

The following is a summary of the Langeloth Facility’s operating results for the three months ended March 31, 2010 and 2009:

(Unaudited)	Three Months Ended March 31,
	2010	2009
Operational Statistics
Molybdenum sold from purchased product (000’s lb)	1,820	898
Realized price on molybdenum sold from purchased product ($/lb)	$14.78	$10.31
Toll roasted, purchased and upgraded molybdenum processed (000’s lb)	1,192	1,179
Roasted metal products processed (000’s lb)	3,658	nil

In the first quarter of 2010, 1.8 million pounds of molybdenum processed from purchased concentrate were sold, up from 0.9 million pounds sold in the same quarter in 2009.  Third-party concentrate purchases and sales volumes increased in the 2010 quarter compared to the 2009 quarter, primarily due to higher sales demand in 2010. Realized sales prices averaged $14.78 per pound in the 2010 quarter, increasing from $10.31 per pound in the 2009 quarter.

The volume of toll roasted and purchased molybdenum processed for the 2010 quarter was substantially the same as the 2009 quarter.  The volume of roasted metal products processed increased significantly during the 2010 quarter compared to the 2009 quarter primarily as a result of increased demand from customers.

On April 6, 2010, a labor agreement was executed with the union at our Langeloth Facility for the period from March 11, 2010 through March 11, 2013.

Exploration Projects

For both the first quarter of 2010 and 2009, we made $1.5 million of expenditures under an option agreement with U.S. Energy Corporation.  The Mount Emmons Project expenditures for both quarters included property payments to U.S. Energy Corporation.  For the first quarter of 2010, the Mount Emmons Project expenditures also included ongoing project maintenance and engineering evaluations.

During the first quarter of 2010 and 2009, we made $0.2 million and $nil of expenditures on exploration activities at the Thompson Creek Mine, respectively.

During the first quarter of 2010 and 2009, we made $nil and $0.3 million of expenditures on the Davidson Project, respectively.  During the 2009 quarter, expenditures on the Davidson Project represented technical review work related to the environmental permitting process, which is not yet completed.

Liquidity and Capital Resources

At March 31, 2010, we had cash, cash equivalents and short-term investments of $523.6 million compared to $511.5 million at December 31, 2009.  We monitor our positions with, and the credit quality of, the financial institutions in which we invest our cash, cash equivalents and short-term investments.  Our investment policy limits investments to government-backed financial instruments, other than balances maintained in various bank operating accounts.  As of March 31, 2010, approximately 84% of our cash, cash equivalents and short-term investments were invested in US and Canadian government-backed securities.

We manage our credit risk from accounts receivable through established credit monitoring activities.  As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material delinquencies regarding the collection of our accounts receivable.  However, this is an area that we continue to monitor closely.

Cash generated by operating activities for the first quarter of 2010 was $25.6 million. Cash used for investing activities was $51.0 million for the first quarter of 2010, which included short-term investments of $30.1 million made during the quarter (which consisted of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days).

For the first quarter of 2010, capital costs incurred were $29.0 million, including $22.2 million for our 75% share of the mill expansion project at the Endako Mine, $4.9 million for the Thompson Creek Mine, $0.5 million for the Langeloth Facility, $0.4 million for the Endako Mine and $1.0 million for corporate activities.  The 2010 capital costs of $29.0 million include amounts accrued of $9.6 million at March 31, 2010 resulting in cash expenditures of $19.4 million, which is reflected in our consolidated statements of cash flows for the first quarter ended March 31, 2010.

We continue to believe that we are well positioned at March 31, 2010, with working capital of $617.4 million, including $523.6 million of cash, cash equivalents and short-term investments, $54.1 million of receivables, and $11.4 million of debt related to equipment financings.  Effective February 2, 2010, we voluntarily terminated an existing $35 million revolving credit facility which was established when we were in a substantially different financial position and, as a result, was no longer meeting our business needs.  The termination of the revolving credit facility will provide us with more financial flexibility by releasing the liens on our assets securing this facility and terminating all restrictive covenants. In addition, the associated administrative and unused credit facility fees were eliminated.  As of the termination date, there were no outstanding borrowings under this facility and we were in compliance with all of the applicable covenants.  We are currently assessing our long-term business requirements for other forms of credit.  Cash flows generated from the sale of planned production, together with existing cash reserves, are expected to meet our cash requirements for our operations, capital spending programs (including the mill expansion project at the Endako Mine), potential acquisitions of other mining properties or interests in such properties and working capital requirements for the foreseeable future.

Contractual Obligations

On December 9, 2009, we entered into a credit support agreement with British Columbia Hydro and Power Authority (“BC Hydro”), related to the mill expansion project at the Endako Mine. Under this agreement, we are required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the expansion project, now estimated at C$16.5 million.  Subsequent to the commissioning of the new mill and subject to annual measurements of incremental revenues following the mill’s commissioning, some or all of this financial assurance may thereafter be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The new mill facility is currently scheduled for completion in late 2011. The amount of the guarantee as of March 31, 2010 was C$3.7 million and was increased to C$5.3 million on April 9, 2010. In addition, on April 9, 2010 as part of the financial guarantee, we provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro.  The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility, as discussed above.  At this time, we do not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

As of March 31, 2010, a shortfall in Endako’s future electric power usage and resulting incremental revenues to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

As of March 31, 2010, we had contractual obligations related to the mill expansion project at the Endako Mine of $47.0 million (75% share).

Other than those items noted above, there have been no material changes in our contractual obligations since year-end 2009. Refer to Item 7 in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 for further information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2010, we have commitments to purchase approximately 0.5 million pounds of molybdenum sulfide concentrate and to sell approximately 0.5 million pounds of molybdenum oxide in 2010, to be priced at the time of purchase and sale.  In addition, we have committed to sell approximately 2.0 million pounds in 2010 and 2011 at an average market price of $17.21 per pound.  Refer to Note 5 of the financial statements contained herein.

Related Party Transactions

Consolidated sales to members of a group of companies affiliated with the other participant in the Endako Mine joint venture were $33.6 million and $12.1 million for the three months ended March 31, 2010 and 2009, respectively.  This represented approximately 26.3%, and 15.4% of our total revenues for the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010 and 2009, we recorded management fee income of $0.1 million and $0.1 million, and selling and marketing costs of $0.2 million and $0.1 million from this group of companies, respectively.

As of March 31, 2010 and December 31, 2009, our accounts receivable included $8.5 million and $10.3 million, respectively, owing from this group of companies.

Refer to Note 11 of the financial statements contained herein.

Non-GAAP Financial Measures

In addition to the consolidated financial statements presented in accordance with US GAAP, we use certain non-GAAP financial measures of our financial performance for the reasons described further below. The presentation of these measures is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with US GAAP, and the presentation of these measures may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with the results of operations as determined in accordance with US GAAP.

Adjusted Net Income, Adjusted Net Income Per Share — Basic and Diluted

Adjusted net income, and adjusted net income per share — basic and diluted, are referred to in this MD&A.  These are considered key measures by management in evaluating our performance.  These measures do not have standard meanings prescribed by US GAAP, and may not be comparable to similar measures presented by other companies.  Management believes these measures provide useful supplemental information to investors in order for them to evaluate our financial performance using the same measures as management.

Adjusted net income represents the net income prepared in accordance with US GAAP, adjusted for significant non-cash items.  For the first quarter of 2010 and 2009, the significant non-cash items were the non-cash losses on the fair value adjustment related to our outstanding common stock purchase warrants.

On January 1, 2009, we were required to adopt the guidance issued by the Emerging Issues Task Force (“EITF”) that common stock purchase warrants with a strike price denominated in a currency other than the entity’s reporting currency are not considered linked to equity and therefore are to be accounted for as derivatives.  As a result of adopting this guidance, our outstanding common stock purchase warrants (“Warrants”) are accounted for as derivatives beginning January 1, 2009.  We recorded a cumulative adjustment to retained earnings upon adoption and subsequent changes to the fair value of the outstanding Warrants were recorded to the statements of income at each quarter end.  The warrant holders’ right to exercise the Warrants expires in October 2011. We note that up until the expiration date of the Warrants in October 2011, only one of two scenarios will occur.  One is that the Warrants are exercised and we receive cash (in C$).  The second is that the Warrants expire unexercised and no cash proceeds are received.  We do not have an obligation related to the recorded fair value that would require a cash payment, other than minor administrative expenses related to the exercise of Warrants.

Since a cash payment will never be required at the settlement of the Warrants, management does not consider gains or losses on the Warrants in its evaluation of our financial performance.

Adjusted net income per share (basic and diluted) is calculated using adjusted earnings as defined above divided by the weighted average basic and weighted average diluted shares outstanding during the period as determined in accordance with US GAAP.

The following table is a reconciliation of the net income presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income, and adjusted net income per share — basic and diluted, for the three months ended March 31, 2010 and 2009.

For the Three Months Ended March 31, 2010 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income	Shares (000’s)	$/share	Shares (000’s)	$/share

US GAAP measures	$1.1	139,629	0.01	149,329	0.01
Add (Deduct):
Unrealized loss on common stock warrants	24.5	139,629	0.17	149,329	0.16
Non-GAAP measures	$25.6	139,629	0.18	149,329	0.17

For the Three Months Ended March 31, 2009 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income	Shares (000’s)	$/share	Shares (000’s)	$/share

US GAAP measures	$8.7	122,253	$0.07	122,330	$0.07
Add (Deduct):
Unrealized loss on common stock warrants	0.3	122,253	—	122,330	—
Non-GAAP measures	$9.0	122,253	$0.07	122,330	$0.07

Cash Cost per Pound Produced and Average Realized Price per Pound Sold

Cash cost per pound produced, weighted average cash cost per pound produced and average realized price per pound sold are considered key measures in evaluating our operating performance.  Cash cost per pound produced, weighted average cash cost per pound produced and average realized price per pound sold are not measures of financial performance, nor do they have a standardized meaning prescribed by US GAAP, and may not be comparable to similar measures presented by other companies.  We believe that these non-GAAP measures provide useful supplemental information to investors in order that they may evaluate our performance using the same measures as management and, as a result, the investor is afforded greater transparency in assessing our financial performance.  Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP.

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

The following table provides a reconciliation of cash costs and cash cost per pound produced, by mine, and operating expenses included in our consolidated statements of operations in the determination of net income (loss):

Three Months Ended March 31 (US$ in millions except per pound amounts — Unaudited)

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Operating Expenses (in millions)	Pounds Produced (1) (000’s lbs)	$/lb	Operating Expenses (in millions)	Pounds Produced (1) (000’s lbs)	$/lb
Thompson Creek Mine
Cash costs — Non-GAAP(2)	$29.9	6,298	$4.74	$25.5	4,373	$5.83
Add/(Deduct):
Stock-based compensation	0.9			—
Inventory and other adjustments	1.2			2.7
GAAP operating expenses	$32.0			$28.2
Endako Mine
Cash costs — Non-GAAP(2)	$14.3	1,971	$7.26	$10.4	1,684	$6.17
Add/(Deduct):
Stock-based compensation	0.6			—
Inventory and other adjustments	(1.0)			3.5
GAAP operating expenses	$13.9			$13.9

Other operations GAAP operating expenses(3)	$30.4			$16.3
GAAP consolidated operating expenses	$76.3			$58.4
Weighted-average cash cost — Non-GAAP	$44.2	8,269	$5.36	$35.9	6,057	$5.93

(1)  Mined production pounds are molybdenum oxide and HPM from our share of the production from the mines; excludes molybdenum processed from purchased product.

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

Asset Impairments

We perform an impairment analysis on an annual basis or more often when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. In 2009, we changed our impairment testing measurement date from December 31 to October 1 to more closely align the impairment testing date with our long-range planning and forecasting process.  We believe that the resulting change will not delay, accelerate, or avoid an impairment charge.  We believe this accounting change is preferable as this date provides additional time prior to year end to complete the impairment testing and report the results of those tests as part of the annual financial reporting to shareholders and other investors.

As of October 1, 2009 we evaluated our long-lived assets and goodwill for impairment using a net recoverable amount (undiscounted net cash flow) approach and a fair-value based approach, respectively.  As of this date, the economic environment, molybdenum prices and our stock price were considered as impairment indicators for the purposes of these impairment assessments.  Our impairment evaluation as of October 1, 2009 did not result in the identification of any impairment.

However, there may be future impairment charges if there are declines in the market price of our common shares, molybdenum prices, the future value of proven and probable mineral reserves, and significant changes in operating costs, level of capital expenditures, currency exchange, discount and interest rates.  Such future impairment charges could have a material impact on our financial statements.

Mineral Reserves and Depreciation, Depletion and Amortization

Property, plant and equipment are recorded at cost.  Fixed plant and machinery are amortized using the units-of-production method over the estimated life of the ore body based on recoverable pounds to be produced from estimated proven and probable mineral reserves.  Facilities, mobile and other equipment are depreciated on either a declining-balance basis or a straight-line basis over the shorter of their estimated useful life or the life of the mine. Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life of the asset for more than twelve months or result in an operating improvement.  In these instances, the portion of the repairs related to the betterment are capitalized as part of plant and equipment and amortized over the period benefited by the repair.

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

Asset Retirement Obligations

Accounting for reclamation and remediation obligations requires management to make estimates of our future costs to complete the work required to comply with existing laws and regulations at each mining operation.  Actual costs may differ from the amounts estimated.  Also, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.

Income and Mining Taxes

In preparing the consolidated financial statements, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates and laws is recognized in income (loss) in the period in which such changes are enacted.

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized.  In determining the amount of the valuation allowance, we consider estimated future taxable income, carry backs, as well as feasible tax planning strategies in each jurisdiction.   If we determine that all or a portion of the deferred tax assets will not be realized, a valuation allowance will be increased with a charge to income tax expense.  Conversely, if we make a determination that we ultimately will be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

The determination of our tax expense and our future tax assets and liabilities involves significant management estimation and judgment involving a number of assumptions.  In determining these amounts, management interprets tax legislation in a variety of jurisdictions and makes estimates of the expected timing of the reversal of future tax assets and liabilities.  Management also makes estimates of future earnings which affect cross-border tax rate assumptions, tax planning strategies and the extent to which potential future tax benefits may be used.  We are subject to assessments by various taxation authorities which may interpret tax legislation differently.  These differences may affect the final amount or the timing of the payment of taxes.  We provide for such differences where known based on management’s best estimate of the probable outcome of these matters.

Recently Issued Accounting Pronouncements

On March 30, 2010, the President of the US signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the “Acts”).  As a result of this legislation, the tax treatment related to the Medicare Part D subsidy (“the subsidy”) has changed requiring companies to determine the financial impact, if any.  We have evaluated the potential financial impact of this change and have determined that there is no impact on our consolidated financial statements.  We are continuing to evaluate the other provisions of the Acts but we are not currently able to determine the potential impacts the Acts will have on our consolidated financial statements, if any.

Refer to Item 7 in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 for further information regarding recently issued accounting pronouncements as of that date.

Outstanding Share Data

Common shares and convertible securities outstanding as of May 5, 2010 are as follows:

Security	Expiry Dates	Exercise Price (C$)	Common Shares on Exercise (000’s)

Common shares			139,792
Warrants	October 23, 2011	$9.00	24,504
Share options	August 11, 2010 to November 6, 2013	$2.94 to $23.93	5,769
			170,065

Forward-looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” which may include, but is not limited to, statements with respect to our future financial or operating performance, our subsidiaries and our projects, the future price of molybdenum, currency fluctuations, energy price fluctuations, the estimation of mineral reserves and resources, the realization of mineral reserve estimates, the timing and amount of estimated future production, costs of production, capital, operating and exploration expenditures, costs and timing of the development of new deposits, costs and timing of future exploration, requirements for additional capital, government regulation of mining operations, environmental risks, reclamation expenses, title disputes or claims and limitations of insurance coverage.  Often, but not always, forward-looking statements can be identified by the use of words such as “plans”, “expects”, “is expected”, “budget”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates”, or “believes” or variations (including negative variations) of such words and phrases, or state that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements and/or our subsidiaries to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Such factors include, among others, risks related to general business, economic, competitive, political and social uncertainties including the current global recessionary economic conditions, the associated low molybdenum prices and the levels of disruption and continuing illiquidity in the credit markets; risks related to foreign currency fluctuations; risks related to the volatility of our share price; changes in environmental regulation; the actual results of current exploration activities; actual results of reclamation activities; conclusions of economic evaluations; changes in project parameters as plans continue to be refined; possible variations of ore grade or recovery rates; impurities and toxic substances in the mined material, failure of plant, equipment or processes to operate as anticipated; the age of the Langeloth Facility; structural integrity and old equipment at the Endako Mine; accidents, labor disputes and other risks of the mining industry; access to skilled labor; relations with employees; dependence upon key management personnel and executives; political instability, insurrection or war; disruption of transportation services; increased transportation costs and delays in obtaining governmental permits and approvals, or financing or in the completion of development or construction activities, as well as those factors discussed in the section entitled “Risk Factors” in the

Annual Report on Form 10-K, as amended, and in other filing by us with the SEC.  Although we have attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results to differ from those anticipated, estimated or intended.  Forward-looking statements contained herein are made as of the date of this Quarterly Report on Form 10-Q and we disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events or results or otherwise.  There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements.  Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

TCM is exposed to various market risks as part of its operations.  In an effort to mitigate losses associated with these risks, TCM enters into derivative financial instruments from time to time.  These may take the form of forward sales contracts and foreign currency exchange contracts.

Commodity Price Risk

From time to time TCM enters into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date based upon provisional assays and quoted prices. The future pricing mechanism of these agreements constitutes an embedded derivative which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net income. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to molybdenum sales is recorded each reporting period until the date of final pricing. Accordingly, in times of rising molybdenum prices, molybdenum sales benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior years; in times of falling molybdenum prices, the opposite occurs.

The following table sets forth TCM’s outstanding provisionally-priced contracts as of March 31, 2010, which all mature in 2010:

Pounds to be Sold/Purchased (000’s lb)
Provisionally priced sales	504
Provisionally priced purchases	481

Beginning October 1, 2009, TCM elected to apply the normal purchases and normal sales scope exception to its fixed-priced contracts in accordance with derivative and hedge accounting guidance.  The mark-to-market net asset of $3.5 million, as of September 30, 2009, is being amortized to molybdenum sales revenue as TCM makes the physical deliveries related to those contracts.  As of March 31, 2010, the remaining unamortized balance is $1.7 million and was $1.8 million at December 31, 2009.

TCM also enters into certain molybdenum sales contracts where it sells future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. The following table sets forth TCM’s outstanding fixed price molybdenum sales contracts as of March 31, 2010:

	2010	2011
Molybdenum committed (000’s lb)	1,604	417
Average price ($/lb)	$16.22	$21.00

In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of March 31, 2010, TCM had commitments to purchase approximately 5.8 million pounds of molybdenum sulfide concentrates throughout the rest of 2010 to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

Foreign Currency Exchange Risk

As a company operating in North America, TCM transacts business in various currencies in the normal course of its operation and for capital expenditures related to the Endako mill expansion.  Foreign currency transactions at TCM’s Canadian operations increase its risk as exchange rates can change between the time agreements are made and the time foreign currency transactions are settled.  TCM uses foreign currency forward contracts to mitigate the exchange risk of US dollars for foreign currency dollars at future dates. The terms of these contracts are typically less than one year. As of March 31, 2010, TCM had open forward currency contracts to purchase $3.0 million Australian dollars at a US dollar to Australian dollar exchange rate of 1.0 to 1.13 for purchases related to the Endako Mill expansion equipment.  At December 31, 2009 TCM had no open forward currency contracts.

Item 4.  Controls and Procedures.

The effectiveness of TCM’s, or any system of, disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.

The Chief Executive Officer and Chief Financial Officer, with the assistance of TCM’s management and Disclosure Committee, have evaluated the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2010. On the basis of this review, TCM’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period,  TCM’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed in reports that TCM files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in TCM’s internal control over financial reporting that occurred in the first quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Item 1A (“Risk Factors”) of TCM’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 sets forth information relating to important risks and uncertainties that could materially adversely affect TCM’s business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of TCM’s business, financial condition and operating results for the quarter ended March 31, 2010.  There have been no material changes in TCM’s risk factors during the quarter ended March 31, 2010 from those disclosed in the aforementioned Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibits:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMPSON CREEK METALS COMPANY INC.
Registrant

May 5, 2010	/s/ Kevin Loughrey
Date	KEVIN LOUGHREY,
Chairman, Chief Executive Officer and Director

May 5, 2010	/s/ Pamela L. Saxton
Date	PAMELA L. SAXTON,
Chief Financial Officer and Vice President,
Finance, (Principal Financial Officer and
Principal Accounting Officer)