Form 10-Q
period 2010-06-30
Thompson Creek Metals CO Inc.
filed 2010-08-05
CIK 1415020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

As of August 5, 2010 there were of record 139,792,091 shares of Common Stock, no par value, outstanding.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(in millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$215.6	$158.5
Short-term investments	267.2	353.0
Accounts receivable—trade	49.1	32.4
Accounts receivable—related parties	10.8	10.3
Product inventory	73.5	43.5
Material and supplies inventory	33.4	34.5
Prepaid expense and other current assets	2.8	6.0
Income tax receivable	5.9	4.8
	658.3	643.0
Property, plant and equipment, net	676.9	605.7
Restricted cash	19.3	16.8
Reclamation deposits	30.3	30.3
Goodwill	47.0	47.0
Other assets	0.9	1.8
	$1,432.7	$1,344.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$53.2	$29.9
Income and mining taxes payable	3.7	3.6
Current portion of long-term debt	2.9	3.7
Deferred income tax liabilities	6.6	6.7
	66.4	43.9
Long-term debt	7.6	9.2
Other liabilities	24.8	24.6
Asset retirement obligations	25.6	24.8
Common stock warrant derivatives	65.2	115.4
Deferred income tax liabilities	132.1	141.3
	321.7	359.2
Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock, no-par, 139,792,091 and 139,511,257 shares issued and outstanding, as of June 30, 2010 and December 31, 2009, respectively	700.2	697.1
Additional paid-in capital	47.8	45.7
Retained earnings	360.4	232.8
Accumulated other comprehensive income	2.6	9.8
	1,111.0	985.4
	$1,432.7	$1,344.6

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
REVENUES
Molybdenum sales	$145.5	$71.2	$269.5	$146.8
Tolling, calcining and other	2.9	2.8	6.7	6.0
Total revenues	148.4	74.0	276.2	152.8
COSTS AND EXPENSES
Operating expenses	73.8	52.3	150.1	110.7
Selling and marketing	1.8	1.3	3.3	2.7
Depreciation, depletion and amortization	11.9	10.2	22.9	20.4
Accretion expense	0.4	0.4	0.8	0.7
General and administrative	8.4	8.1	14.2	13.1
Exploration	1.8	1.9	3.5	3.7
Total costs and expenses	98.1	74.2	194.8	151.3
OPERATING INCOME (LOSS)	50.3	(0.2)	81.4	1.5
OTHER (INCOME) AND EXPENSE
Change in fair value of common stock warrants	(74.8)	83.0	(50.3)	83.3
Loss (gain) on foreign exchange	(1.9)	7.1	(1.3)	3.9
Interest (income) expense, net	(0.4)	(0.3)	(0.3)	(0.4)
Other	(0.2)	—	(0.3)	(0.4)
Total other (income) and expense	(77.3)	89.8	(52.2)	86.4
Income (loss) before income and mining taxes	127.6	(90.0)	133.6	(84.9)
Income and mining tax expense (benefit)	1.1	(0.7)	6.0	(4.3)
NET INCOME (LOSS)	$126.5	$(89.3)	$127.6	$(80.6)
NET INCOME (LOSS) PER SHARE
Basic	$0.90	$(0.73)	$0.91	$(0.66)
Diluted	$0.87	$(0.73)	$0.86	$(0.66)
Weighted average number of common shares
Basic	139.8	122.5	139.7	122.4
Diluted	145.4	122.5	147.6	122.4

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
OPERATING ACTIVITIES
Net income (loss)	$126.5	$(89.3)	$127.6	$(80.6)
Items not affecting cash:
Change in fair value of common stock warrants	(74.8)	83.0	(50.3)	83.3
Depreciation, depletion and amortization	11.9	10.2	22.9	20.4
Accretion expense	0.4	0.4	0.8	0.7
Stock-based compensation	1.7	4.0	4.2	5.4
Deferred income tax benefit	(1.1)	(4.3)	(2.9)	(11.2)
Unrealized loss on derivative instruments	0.7	1.6	1.3	1.7
Change in working capital accounts (Note 13)	(24.1)	0.5	(36.8)	23.8
Cash generated by operating activities	41.2	6.1	66.8	43.5
INVESTING ACTIVITIES
Short-term investments	115.7	(81.5)	85.6	(181.8)
Capital expenditures	(71.1)	(13.7)	(90.5)	(41.3)
Restricted cash	(1.0)	(1.0)	(2.5)	(1.8)
Reclamation deposits	—	(0.2)	—	(2.6)
Cash generated (used) in investing activities	43.6	(96.4)	(7.4)	(227.5)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, net	0.1	3.7	2.1	3.7
Repayment of long-term debt	(0.9)	(1.4)	(2.4)	(2.7)
Cash generated (used) by financing activities	(0.8)	2.3	(0.3)	1.0
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4.4)	5.2	(2.0)	2.5
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79.6	(82.8)	57.1	(180.5)
Cash and cash equivalents, beginning of period	136.0	160.3	158.5	258.0
Cash and cash equivalents, end of period	$215.6	$77.5	$215.6	$77.5
Supplementary cash flow information (Note 13)

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY and COMPREHENSIVE INCOME

Six Months Ended June 30, 2010

(Unaudited)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
	(in millions, except share data in thousands)

Balances at January 1, 2010	139,511	$697.1	$45.7	$232.8	$9.8	$985.4
Amortization of the fair value of stock options	—	—	3.1	—	—	3.1
Stock option exercises	281	3.1	(1.0)	—	—	2.1
Comprehensive income:
Net income	—	—	—	127.6	—	127.6
Foreign currency translation	—	—	—	—	(7.2)	(7.2)
Total comprehensive income	—	—	—	—	—	120.4
Balances at June 30, 2010	139,792	$700.2	$47.8	$360.4	$2.6	$1,111.0

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted. This report should be read in conjunction with Thompson Creek Metals Company Inc.’s (“TCM” or the “Company”) consolidated financial statements and notes contained in its 2009 Annual Report on Form 10-K, as amended on Form 10-K/A (the “2009 Form 10-K”) filed with the Securities and Exchange Commission. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported.  Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

2. Healthcare Legislation

On March 30, 2010, the President of the United States signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the “Acts”).  As a result of this legislation, the tax treatment related to the Medicare Part D subsidy has changed requiring companies to determine the financial impact, if any.  As of June 30, 2010, TCM has evaluated this change and has determined that there was no impact on TCM’s consolidated financial statements.

TCM is continuing to evaluate the other provisions of the Acts and is not able to determine at this time the potential impact the Acts may have on the consolidated financial statements.

3. Inventory

The carrying value of product inventory is as follows:

	June 30, 2010	December 31, 2009
Finished product	$45.0	$27.7
Work-in-process	23.7	13.2
Stockpiled ore	4.8	2.6
	$73.5	$43.5

As of June 30, 2010 and December 31, 2009, the market value of TCM’s inventory exceeded the carrying value.  For the six months ended June 30, 2009, TCM recorded charges related to lower of cost or market adjustments of $0.8 million in its Consolidated Statements of Operations.

4. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	June 30, 2010	December 31, 2009
Mining properties	$316.8	$320.2
Mining equipment	244.1	213.3
Processing facilities	120.6	113.9
Construction in progress	148.9	86.2
Other	4.6	2.7
	835.0	736.3
Less: Accumulated depreciation, depletion and amortization	(158.1)	(130.6)
	$676.9	$605.7

The construction in progress balance included $122.8 million and $63.9 million related to the Endako mill expansion as of June 30, 2010 and December 31, 2009, respectively.

5. Derivative Financial Instruments

TCM enters into various derivative financial instruments in its normal course of operations.  None of TCM’s derivative instruments are treated as hedges, and all are recorded on the consolidated balance sheet at fair value with changes in fair value recorded to the consolidated statements of operations, except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception. TCM is exposed to credit loss when counterparties with which it has entered into derivative transactions are unable to pay. To reduce counterparty credit exposure, TCM deals only with a group of large credit-worthy financial institutions and limits credit exposure to each. TCM believes the counterparties to the contracts to be credit-worthy entities, and, therefore, TCM believes credit risk of counterparty non-performance is relatively low.  For information regarding the nature and types of TCM’s derivatives, see the references noted in the following tables.

The following table summarizes the location and fair value amounts of all derivative financial instruments in the consolidated balance sheets:

		Fair Value
Derivative Type	Balance Sheet Classification	June 30, 2010	December 31, 2009
Derivative assets
Provisionally-priced sales (a)	Accounts receivable—trade	$(0.4)	$(0.1)
Fixed-priced contracts—current (b)	Prepaid expense and other current assets	1.2	0.9
Fixed-priced contracts—noncurrent (b)	Other assets	0.9	1.7
Forward currency contracts (c)	Prepaid expense and other current assets	—	—
Total derivative assets		$1.7	$2.5
Derivative liabilities
Fixed-priced contracts (b)	Accounts payable and accrued liabilities	$0.4	$0.8
Common stock warrant derivatives (d)	Common stock warrant derivatives	65.2	115.4
Total derivative liabilities		$65.6	$116.2

The following table sets forth the mark-to-market gains (losses) on derivative instruments for the three and six months ended June 30, 2010 and 2009:

		Gain/(loss) for the Three Months Ended		Gain/(loss) for the Six Months Ended
Derivative Type	Statement of Operations Classification	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Provisionally-priced sales (a)	Molybdenum sales	$(1.0)	$1.4	$(0.3)	$0.3
Provisionally-priced purchases (a)	Operating expenses	1.1	(0.7)	(2.4)	(1.4)
Fixed-priced contracts (b)	Molybdenum sales	—	(1.6)	(0.2)	(1.1)
Forward currency contracts (c)	(Loss) gain on foreign exchange	(0.1)	0.1	—	0.2
Common stock warrant derivatives (d)	Change in fair value of common stock warrants	74.8	(83.0)	50.3	(83.3)
		$74.8	$(83.8)	$47.4	$(85.3)

(a)          Provisionally-Priced Contracts

As described in Note 2 of the financial statements in TCM’s 2009 Form 10-K under “Revenue Recognition”, certain molybdenum sales contracts provide for provisional pricing as specified in the contract.  These sales contain an embedded derivative related to the provisional pricing mechanism, which is bifurcated and accounted for as a derivative.

TCM also enters into provisionally-priced molybdenum purchase contracts that also contain an embedded derivative, which is bifurcated and accounted for as a derivative.  Changes to the fair values of the embedded derivatives related to provisionally-priced molybdenum purchases are included in operating expenses in the consolidated statements of operations as the product is sold.

The following table sets forth TCM’s outstanding provisionally-priced contracts as of June 30, 2010, which all mature in 2010:

Pounds to be Sold/Purchased (000’s lb)
Provisionally-priced sales	248
Provisionally-priced purchases	1,078

(b)                               Fixed-Priced Contracts

TCM’s earnings and operating cash flows are affected by changes in market prices for molybdenum. To mitigate a portion of this risk, TCM enters into certain molybdenum sales contracts where it sells future molybdenum production at fixed prices. These fixed prices may be different than published market prices at the date of sale.

Beginning October 1, 2009, TCM elected to apply the normal purchases and normal sales scope exception to its fixed-priced contracts in accordance with derivative and hedge accounting guidance.  The mark-to-market net asset of $3.5 million, as of September 30, 2009, is being amortized to molybdenum sales revenue as TCM makes the physical deliveries related to those contracts.  As of June 30, 2010 and December 31, 2009, the remaining unamortized balance was $1.7 million and $1.8 million, respectively.

The following table sets forth TCM’s outstanding fixed-priced molybdenum sales contracts as of June 30, 2010:

	2010	2011
Molybdenum committed (000’s lb)	1,135	417
Average price ($/lb)	$15.70	$21.00

(c)                                Forward Currency Contracts

As a company operating in North America, TCM transacts business in various currencies in the normal course of its operations and for capital expenditures related to the Endako mill expansion.  Foreign currency transactions at TCM’s Canadian operations increase its risk as exchange rates can change between the time agreements are made and the time foreign currency transactions are settled.  TCM uses foreign currency forward contracts to mitigate the exchange risk of US dollars for foreign currency dollars at future dates. The terms of these contracts are typically less than one year. As of June 30, 2010, TCM had open forward currency contracts to purchase $0.6 million Australian dollars at a US dollar to Australian dollar exchange rate of 1 to 1.14 for purchases related to the Endako mill expansion.  At December 31, 2009 TCM had no open forward currency contracts.

(d)                               Common Stock Warrant Derivatives

As described in Note 3 of the financial statements in TCM’s 2009 Form 10-K under “Common stock warrant derivatives”, TCM is required to account for its common stock warrants as derivative liabilities with changes in fair value recorded to earnings.  As of June 30, 2010, TCM had 24.5 million warrants outstanding.   There were nil and one warrant exercises during the six months ended June 30, 2010 and 2009, respectively.

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

The following table sets forth TCM’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Provisionally-priced sales	$(0.4)	$—	$(0.4)	$—
Fixed-priced contracts—current	1.2	—	—	1.2
Fixed-priced contracts—noncurrent	0.9	—	—	0.9
Foreign currency contracts	—	—	—	—
	$1.7	$—	$(0.4)	$2.1
Liabilities:
Common stock warrant derivatives	$65.2	$65.2	$—	$—
Fixed-priced contracts—current	0.4	—	—	0.4
	$65.6	$65.2	$—	$0.4

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Provisionally-priced sales	$(0.1)	$—	$(0.1)	$—
Fixed-priced contracts—current	0.9	—	—	0.9
Fixed-priced contracts—noncurrent	1.7	—	—	1.7
	$2.5	$—	$(0.1)	$2.6
Liabilities:
Common stock warrant derivatives	$115.4	$115.4	$—	$—
Fixed-priced contracts—current	0.8	—	—	0.8
	$116.2	$115.4	$—	$0.8

The following table sets forth a summary of the fair value of TCM’s Level 3 financial assets and liabilities for the six months ended June 30, 2010:

Fixed- Priced Contracts
Balance at January 1, 2010	$1.8
Unrealized and realized (loss)	(0.1)
Balance at June 30, 2010	$1.7

As of June 30, 2010 and December 31, 2009, the carrying values of TCM’s financial assets and liabilities are not significantly different from their fair values.

7. Long-term Debt

Effective February 2, 2010, TCM voluntarily terminated its $35 million revolving line of credit that was secured by a significant amount of TCM’s assets.

8. Commitments and Contingencies

In the normal course of operations, TCM may be subject to litigation.  As of June 30, 2010, there are no material litigation matters.  In May 2010, TCM received notification of a petition filed in the Supreme Court of British Columbia by the Stellat’en First Nation claiming that the British Columbia Ministry of Energy, Mines and Petroleum Resources has not fulfilled its duty to consult with or accommodate Stellat’en’s asserted aboriginal rights and title interests in relation to the Endako Mine expansion project.  The petition names TCM, a 75% owner of the Endako Mine, as one of the parties involved but does not cite TCM in any of its claims regarding the lack of consultation.

In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of June 30, 2010, TCM had commitments to purchase approximately 3.0 million pounds of molybdenum sulfide concentrate throughout the remainder of 2010, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

As of June 30, 2010, TCM had contractual obligations related to the mill expansion project at the Endako Mine of $48.7 million (75% share).

On December 9, 2009, TCM entered into a credit support agreement with British Columbia Hydro and Power Authority (“BC Hydro”) related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the expansion project, estimated at C$16.5 million.  Subsequent to the commissioning of the new mill and subject to annual measurements of incremental revenues following the mill’s commissioning, some or all of this financial assurance may, thereafter, be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The new mill facility is currently scheduled for completion in late 2011. The amount of the guarantee as of June 30, 2010 was C$16.5 million. As part of the financial guarantee, TCM provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro.  The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility, as discussed above.  At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

As of June 30, 2010, a shortfall in Endako’s future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

9. Income and Mining Taxes

The effective tax rates, as a percentage of income (loss) before income and mining taxes, for the three months ended June 30, 2010 and 2009 were an expense of 0.90% and a benefit of 0.78%, respectively.  The effective tax rates for the six months ended June 30, 2010 and 2009 were an expense of 4.53% and a benefit of 5.06%, respectively.

The 2010 effective tax rate differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes primarily due to a non-taxable change in the fair value of common stock warrants and a $10.7 million net refund of certain state income taxes related to prior year tax returns.  The 2009 effective tax rate differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes primarily due to changes in the enacted provincial statutory income tax rates and the impact of the common stock warrants.

10. Stock-Based Compensation

                On May 6, 2010, TCM’s shareholders approved the 2010 Long-Term Incentive Plan (“LTIP”) and the 2010 Employee Stock Purchase Plan (“ESPP”).  Under the LTIP, TCM can grant stock options, share appreciation rights, restricted shares, restricted share units, performance share units, or shares granted as bonus compensation.  The number of common shares available for awards under the LTIP plan is 2.5 million plus those shares still remaining under the previous stock option plan.  As of June 30, 2010, TCM has granted stock options and approved performance share units and restricted share units under the LTIP, as discussed below.

                The ESPP plan provides an opportunity for TCM’s employees to purchase its common shares at 85% of the closing price at the beginning of the offering period or at the end of the offering period, whichever is lower.  The ESPP has two six-month offering periods beginning on the first day of January and on the first day of July.  There are 1.0 million shares available for purchase by TCM’s employees under the ESPP plan.  The first offering period for 2010 is July 1, and, therefore, there is no stock-based compensation expense recorded during the current quarter related to the ESPP.

                TCM does not realize a tax benefit for stock-based awards granted to Canadian employees under the current Canadian tax law.

a)            Stock Options

The expiration date and vesting provisions of options granted are established at the time an award is made. Options may be exercised by the holder upon vesting of the grant. When an option is exercised, TCM issues the requisite shares from authorized but unissued common stock (new shares). The exercise price of option grants awarded is the greater of: (i) the weighted-average trading price of the underlying shares over the five consecutive trading days immediately before the grant date and (ii) if the award date occurs in a trading black-out period, the weighted-average trading price over the five consecutive trading days immediately after the black-out period has been lifted.

The following table summarizes stock option activity during the six months ended June 30, 2010:

	Shares (000’s)	Weighted Average Exercise Price (C$)
Stock options outstanding at January 1, 2010	6,314	$10.89
Granted	105	12.71
Exercised	(281)	7.43
Canceled/expired	(304)	19.02
Stock options outstanding at June 30, 2010	5,834	10.63

               For the three and six months ended June 30, 2010, TCM recorded expense related to stock options of $1.4 million and $3.9 million, respectively.

                For the three and six months ended June 30, 2009, TCM recorded expense related to stock options of $4.0 million and $5.4 million, respectively.  In June 2009, TCM completed a voluntary stock option surrender program offered to all holders of stock options with an exercise price of C$16.19 per share and above. Under the terms of the surrender program, options to acquire an aggregate of 2,414,500 common shares were voluntarily surrendered, effective June 22, 2009. A non-cash compensation charge of approximately $2.8 million, representing the remaining unamortized stock-based compensation cost for the surrendered options, was recorded in the quarter ended June 30, 2009.

b)            Performance Stock Units

                On May 6, 2010, TCM approved a total of 240,000 performance stock units (“PSUs”), which were granted to eligible executives on July 22, 2010.  PSUs granted are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant.  The vesting of the PSUs is contingent upon employee service and a market condition based on the performance of TCM’s share price.  To determine whether or not this market condition is achieved and the PSUs vest, TCM establishes an award price using the same formula as that used in determining the exercise price for stock options granted, as discussed above.  At each anniversary date during the vesting period (three years for the May 2010 awards), if the per share closing price of TCM’s common stock on such date is higher than the award price, then the awards will vest one-third on each anniversary date, and the requisite shares will be issued from authorized but unissued common stock.  If the award price exceeds the per share closing price, and, therefore, the market condition is not achieved, then those PSUs do not vest and are carried forward to the following anniversary date.  Any PSUs not vested at the end of the three-year vesting period year will expire.  For the PSUs approved on May 6, 2010, TCM established an award price of $11.88.

c)            Restricted Stock Units

                On May 6, 2010, TCM approved 209,050 restricted stock units (“RSUs”), which were granted to eligible employees on July 22, 2010.  TCM accounts for RSUs at fair value, which is based on the market value of TCM’s common shares on the day of grant.  The total fair value is recognized over the vesting period of three years.  Upon vesting, TCM will issue the requisite shares from authorized but unissued common stock.

11. Net Income per Share

The following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net income per share for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$126.5	$(89.3)	$127.6	$(80.6)
Basic weighted-average number of shares outstanding	139.8	122.5	139.7	122.4
Effect of dilutive securities Stock options	0.5	—	0.9	—
Common stock warrants	5.1	—	7.0	—
Diluted weighted-average number of shares outstanding	145.4	122.5	147.6	122.4
Net income per share
Basic	$0.90	$(0.73)	$0.91	$(0.66)
Diluted	$0.87	$(0.73)	$0.86	$(0.66)

For the three and six months ended June 30, 2010, approximately 2.8 million and 1.2 million stock options, respectively, were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM’s common stock for the period.

                For the three and six months ended June 30, 2009, 5.7 million stock options and 24.5 million common stock warrants, respectively, were excluded from the computation of diluted weighted-average shares as their effect would have been anti-dilutive.

12. Related Party Transactions

Total sales to members of a group of companies affiliated with the other participant in the Endako Mine joint venture were $48.1 million and $81.7 million for the three and six months ended June 30, 2010, respectively. This represented 32.4% and 30.0% of TCM’s total revenues for the three and six months ended June 30, 2010, respectively.

Total sales with the other participant in the Endako Mine joint venture were $12.1 million and $24.2 million for the three and six months ended June 30, 2009, respectively.  This represented 16.4% and 15.9% of TCM’s total revenues for the three and six months ended June 30, 2009, respectively.

For the three and six months ended June 30, 2010, TCM recorded management fee income of $0.1 million and $0.2 million, respectively, and selling and marketing expenses of $0.3 million and $0.5 million, respectively, from this group of companies.

For the three and six months ended June 30, 2009, TCM recorded management fee income of $0.1 million and $0.2 million, respectively, and selling and marketing expenses of $0.1 million and $0.2 million, respectively, from this group of companies.

As of June 30, 2010 and December 31, 2009, TCM’s accounts receivable included $10.8 million and $10.3 million, respectively, owing from this group of companies.

13. Supplementary Cash Flow Information

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Change in working capital accounts:
Accounts receivable	$(6.1)	$(5.7)	$(17.3)	$17.8
Product inventory	(18.5)	3.3	(29.7)	12.0
Material and supplies inventory	(0.3)	0.3	1.0	1.3
Prepaid expense and other current assets	2.7	1.6	3.1	1.7
Income tax receivable	0.8	(0.8)	(1.2)	(0.8)
Accounts payable and accrued liabilities	0.5	(0.2)	7.1	(2.7)
Income and mining taxes payable	(3.2)	2.0	0.2	(5.5)
	$(24.1)	$0.5	$(36.8)	$23.8
Cash interest paid	$0.2	$0.2	$0.3	$0.4
Cash income taxes paid	$4.7	$3.1	$10.1	$13.9

14. Concentration of Credit Risk

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

TCM manages its credit risk from its accounts receivable through established credit monitoring activities. As of June 30, 2010, TCM had three customers which owed TCM more than $3.0 million and accounted for approximately 23% of all receivables outstanding. There were another twelve customers having balances greater than $1.0 million but less than $3.0 million that accounted for approximately 32% of total receivables. All of these balances were compliant with credit terms and scheduled payment dates.

TCM’s maximum credit risk exposure is the carrying value of its accounts receivable. The carrying amounts of accounts receivable, accounts payable and accrued liabilities, and fixed and variable rate debt approximate fair value as of June 30, 2010.

15. Segment Information

TCM has two reportable segments: US Operations and Canadian Operations. The US Operations segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the Thompson Creek Mine and the Langeloth Facility, as well as all roasting and sales of third-party purchased material. The Canadian Operations segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Inter-segment represents the revenue and cost of sales elimination of product transported from the Canadian Operations to the US Operations for processing.  TCM’s chief operating decision makers (Chief Executive Officer and Chief Operating Officer) evaluate segment performance based on segment revenue less costs of sales. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration, and interest income and expense items to its reporting segments.  Segment information for the three and six months ended as of June 30, 2010, and 2009 is as follows:

For the three months ended June 30, 2010

	US Operations	Canadian Operations	Inter- segment	Total
Revenues
Molybdenum sales	$114.2	$34.8	$(3.5)	$145.5
Tolling, calcining and other	2.9	0.1	(0.1)	2.9
	117.1	34.9	(3.6)	148.4
Costs of sales
Operating expenses	61.4	17.1	(4.7)	73.8
Selling and marketing	1.2	1.1	(0.5)	1.8
Depreciation, depletion and amortization	6.3	5.6	—	11.9
Accretion expense	0.3	0.1	—	0.4
	69.2	23.9	(5.2)	87.9
Segment revenue less costs of sales	47.9	11.0	1.6	60.5
Other segment expenses:
Loss (gain) on foreign exchange	—	(3.8)	—	(3.8)
Segment income before income and mining taxes	$47.9	$14.8	$1.6	$64.3

For the three months ended June 30, 2009

	US Operations	Canadian Operations	Inter- segment	Total
Revenues
Molybdenum sales	$56.3	$14.9	$—	$71.2
Tolling, calcining and other	2.8	—	—	2.8
	59.1	14.9	—	74.0
Costs of sales
Operating expenses	44.2	8.1	—	52.3
Selling and marketing	0.9	0.4	—	1.3
Depreciation, depletion and amortization	6.9	3.3	—	10.2
Accretion expense	0.3	0.1	—	0.4
	52.3	11.9	—	64.2
Segment revenue less costs of sales	6.8	3.0	—	9.8
Other segment expenses:
Loss (gain) on foreign exchange	—	7.1	—	7.1
Segment income (loss) before income and mining taxes	$6.8	$(4.1)	$—	$2.7

For the six months ended June 30, 2010

	US Operations	Canadian Operations	Inter- segment	Total
Revenues
Molybdenum sales	$214.5	$61.8	$(6.8)	$269.5
Tolling, calcining and other	6.7	0.1	(0.1)	6.7
	221.2	61.9	(6.9)	276.2
Costs of sales
Operating expenses	123.8	32.8	(6.5)	150.1
Selling and marketing	2.3	1.8	(0.8)	3.3
Depreciation, depletion and amortization	12.8	10.1	—	22.9
Accretion expense	0.6	0.2	—	0.8
	139.5	44.9	(7.3)	177.1
Segment revenue less costs of sales	81.7	17.0	0.4	99.1
Other segment expenses:
Loss (gain) on foreign exchange	—	(1.7)	—	(1.7)
Segment income before income and mining taxes	$81.7	$18.7	$0.4	$100.8

For the six months ended June 30, 2009

	US Operations	Canadian Operations	Inter- segment	Total
Revenues
Molybdenum sales	$109.5	$37.3	$—	$146.8
Tolling, calcining and other	6.0	—	—	6.0
	115.5	37.3	—	152.8
Costs of sales
Operating expenses	88.7	22.0	—	110.7
Selling and marketing	1.8	0.9	—	2.7
Depreciation, depletion and amortization	13.1	7.3	—	20.4
Accretion expense	0.5	0.2	—	0.7
	104.1	30.4	—	134.5
Segment revenue less costs of sales	11.4	6.9	—	18.3
Other segment expenses:
Loss (gain) on foreign exchange	—	3.9	—	3.9
Segment income before income and mining taxes	$11.4	$3.0	$—	$14.4

Reconciliation of segment income to net income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Segment income	$64.3	$2.7	$100.8	$14.4
Other (income) expense
Change in fair value of common stock warrants	(74.8)	83.0	(50.3)	83.3
General and administrative	8.4	8.1	14.2	13.1
Exploration	1.8	1.9	3.5	3.7
Interest (income) expense, net	(0.4)	(0.3)	(0.3)	(0.4)
Loss (gain) on foreign exchange	1.9	—	0.4	—
Other	(0.2)	—	(0.3)	(0.4)
Income (loss) before income and mining taxes	127.6	(90.0)	133.6	(84.9)
Income and mining taxes (benefit)	1.1	(0.7)	6.0	(4.3)
Net income (loss)	$126.5	$(89.3)	$127.6	$(80.6)

Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, is as follows:

As of June 30, 2010	US Operations	Canadian Operations	Corporate	Total
Capital expenditures	$32.4	$55.8	$2.3	$90.5
Capital assets	$277.2	$393.3	$6.4	$676.9
Goodwill	$47.0	$—	$—	$47.0
Assets	$651.4	$624.5	$156.8	$1,432.7
Liabilities	$105.3	$118.1	$98.3	$321.7

As of June 30, 2009	US Operations	Canadian Operations	Corporate	Total
Capital expenditures	$20.4	$18.6	$2.3	$41.3
Capital assets	$264.5	$303.6	$0.5	$568.6
Goodwill	$47.0	$—	$—	$47.0
Assets	$607.2	$428.5	$17.9	$1,053.6
Liabilities	$133.6	$98.7	$107.2	$339.5

16. Reconciliation to Canadian Generally Accepted Accounting Principles

TCM’s consolidated financial statements have been prepared according to US GAAP, which differs in certain respects from those principles that TCM would have followed had the consolidated financial statements been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”). The significant differences between US GAAP and Canadian GAAP and their effect on the consolidated financial statements are detailed below.

		June 30, 2010		December 31, 2009
		US GAAP	Canadian GAAP	US GAAP	Canadian GAAP
Assets
Current assets
Cash and cash equivalents		$215.6	$215.6	$158.5	$158.5
Short-term investments		267.2	267.2	353.0	353.0
Accounts receivable		59.9	59.9	42.7	42.7
Product inventory	(a)	73.5	68.5	43.5	40.6
Material and supplies inventory		33.4	33.4	34.5	34.5
Prepaid expense and other current assets		2.8	2.8	6.0	6.0
Income tax receivable		5.9	5.9	4.8	4.8
		658.3	653.3	643.0	640.1
Property, plant and equipment, net	(a)	676.9	759.1	605.7	680.0
Restricted cash		19.3	19.3	16.8	16.8
Reclamation deposits		30.3	30.3	30.3	30.3
Goodwill		47.0	47.0	47.0	47.0
Other assets		0.9	0.9	1.8	1.8
		$1,432.7	$1,509.9	$1,344.6	$1,416.0
Liabilities
Current liabilities
Accounts payable and accrued liabilities		$53.2	$53.2	$29.9	$29.9
Income and mining taxes payable		3.7	2.7	3.6	3.6
Current portion of long-term debt		2.9	2.9	3.7	3.7
Deferred income tax liabilities		6.6	6.6	6.7	6.7
		66.4	65.4	43.9	43.9
Long-term debt		7.6	7.6	9.2	9.2
Other liabilities		24.8	24.8	24.6	24.6
Asset retirement obligations		25.6	25.6	24.8	24.8
Common stock warrant derivatives	(b)	65.2	—	115.4	—
Deferred income tax liabilities	(a,c)	132.1	163.9	141.3	168.0
		321.7	287.3	359.2	270.5
Shareholders’ Equity
Common stock		700.2	698.6	697.1	695.5
Common stock warrants	(b)	—	35.0	—	35.0
Additional paid-in-capital		47.8	47.8	45.7	45.7
Retained earnings	(a,b,c)	360.4	438.6	232.8	359.5
Accumulated other comprehensive income		2.6	2.6	9.8	9.8
		1,111.0	1,222.6	985.4	1,145.5
		$1,432.7	$1,509.9	$1,344.6	$1,416.0

The following table reconciles the consolidated net income and consolidated comprehensive income as reported under US GAAP with that which would have been reported under Canadian GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)—US GAAP	$126.5	$(89.3)	$127.6	$(80.6)
Reconciling items:
Change in fair value of common stock warrants	(74.8)	83.0	(50.3)	83.3
Stripping costs incurred during production (net of amortization)	1.5	5.6	5.7	9.0
Income tax effect of above adjustments	(2.3)	0.3	(3.9)	(0.9)
Net income (loss)—Canadian GAAP	$50.9	$(0.4)	$79.1	$10.8
Net income (loss) per share—Canadian GAAP
Basic	$0.36	$(0.00)	$0.57	$0.09
Diluted	$0.35	$(0.00)	$0.54	$0.09
Net income (loss)—Canadian GAAP	$50.9	$(0.4)	$79.1	$10.8
Foreign currency translation adjustment	(22.7)	26.1	(7.2)	17.0
Comprehensive income—Canadian GAAP	$28.2	$25.7	$71.9	$27.8

For the three months ended June 30, 2010 and 2009, under Canadian GAAP, cash flows from operating activities would increase by $6.6 million and $7.1 million, respectively, and cash flows from investing activities would decrease by $6.6 million and $7.1 million, respectively, due to stripping costs incurred during production.

For the six months ended June 20, 2010 and 2009, under Canadian GAAP, cash flows from operating activities would increase by $12.6 million and $14.4 million, respectively, and cash flows from investing activities would decrease by $12.6 million and $14.4 million, respectively, due to stripping costs incurred during production.

Current Differences in Accounting Principles

a)                                      Stripping Costs Incurred During Production

Under US GAAP, capitalization of stripping costs after a mine has entered its production phase is not permitted and stripping costs are accounted for as a variable production cost to be included in the costs of inventory.

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

Accordingly, for the three months ended June 30, 2010 and 2009, costs and expenses for Canadian GAAP purposes would decrease by $1.5 million and $5.6 million, respectively.  For the six months ended June 30, 2010 and 2009, costs and expenses for Canadian GAAP purposes would decrease by $5.7 million and $9.0 million, respectively.

As of June 30, 2010, property, plant and equipment would increase by $82.2 million (net of amortization) and product inventory would decrease by $5.0 million.

b)                                     Common Stock Warrant Derivatives

In June 2008, the EITF reached a conclusion that an equity-linked financial instrument would not be considered indexed to TCM’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency, for fiscal years beginning on or after December 15, 2008. Given that the functional currency of TCM is the US dollar and the common stock warrant exercise price is denominated in the Canadian dollar, these warrants are required to be treated as a derivative liability under US GAAP with changes in fair value recorded to earnings. This guidance was adopted by TCM under US GAAP on January 1, 2009.

Under Canadian GAAP, TCM’s common stock warrants are treated as equity. Accordingly, for the three months ended June 30, 2010 and 2009, the change in fair value of common stock warrants would increase by $74.8 million and decrease by

$83.0 million, respectively, under Canadian GAAP.  For the six months ended June 30, 2010 and 2009, the change in fair value of common stock warrants would increase by $50.3 million and decrease by $83.3 million, respectively, under Canadian GAAP.

As of June 30, 2010, common stock warrant derivatives would decrease by $65.2 million and common stock warrants would increase by $35.0 million under Canadian GAAP.

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

For Canadian GAAP purposes, a deferred tax asset is recognized for the temporary difference related to share options based on the stock-based compensation recognized for financial statement purposes. However, at each reporting period, if there is a decline in the market price of the Corporation’s common stock below the option strike price, this factor is taken into account in determining whether recoverability of the deferred tax asset is considered more likely than not.

Under Canadian GAAP, TCM recorded a valuation allowance of $2.6 million for the three and six months ended June 30, 2010.  In 2009, TCM recorded a benefit of $2.8 million related to the release of the valuation allowance for the three and six months ended June 30, 2009, respectively.

17.  Subsequent Events

On July 15, 2010, TCM entered into a definitive agreement to acquire all of the issued and outstanding equity of Terrane Metals Corp. (“Terrane”).  The transaction is expected to be implemented by way of a court-approved plan of arrangement under British Columbia law (the “Arrangement”). TCM has also concurrently entered into a letter agreement with Royal Gold, Inc. with respect to the purchase and sale of 25% of the payable gold from Terrane’s Mt. Milligan Copper Gold Project (the “Gold Stream Transaction”).  Goldcorp Inc. (“Goldcorp”) has entered into a support agreement with TCM under which it has agreed to vote in favor of the transaction.  Goldcorp holds approximately 240.0 million preference shares and approximately 27.3 million common shares.  Under the Arrangement, Goldcorp has agreed to convert its preference shares to common shares of Terrane prior to the record date of the meeting of Terrane shareholders to approve the Arrangement.  On a combined basis, Goldcorp’s shares represent approximately 58% of the outstanding voting equity of Terrane.  In addition, certain officers and directors of Terrane holding approximately 1% of the common shares in the aggregate have entered into support agreements.

Under the Arrangement, holders of Terrane shares will receive C$0.90 in cash and 0.052 of TCM’s common shares per Terrane share. The consideration implies an offer value of C$1.41 per Terrane share based on TCM’s closing price on the Toronto Stock Exchange (“TSX”) of C$9.90 per share on July 14, 2010, which results in a total value of consideration offered to the shareholders of Terrane of approximately C$650 million.  In the event that the transaction is not completed, Terrane has agreed to pay TCM a termination fee equal to C$20 million, under certain circumstances.

Since the announcement of the Gold Stream Transaction, TCM and Royal Gold have made progress regarding certain material open issues relating to the purchase and sale agreement (Exhibit 1 to the Letter Agreement with Royal Gold (originally included as Exhibit 10.13 to TCM’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on July 21, 2010)), including the terms of Section 8.6 of the purchase and sale agreement and the underlying security agreements and exhibits thereto. While TCM and Royal Gold expect to resolve these issues soon, the parties have not yet finalized the agreements and there is no assurance that such negotiations will be successful. The Arrangement provides that Terrane is not obligated to consummate the Arrangement if TCM does not enter into a definitive agreement for the sale of gold proceeds with Royal Gold or another third party for proceeds of not less than $300 million or other financing of an equal or superior value as determined by Terrane’s board of directors.  There can be no assurance that a definitive Gold Stream Transaction will be entered into or that the acquisition of Terrane will be consummated.

On June 22, 2010, employees at the Endako Mine received union certification.  Voting took place on May 26 and 28, 2010, with voter turnout of approximately 90%. Of the 231 eligible employees who voted, 127 voted in favor of representation by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, Local # 1-424 (“Union”) and 104 voted against. On July 22, 2010, the British Columbia Labour Relations Board certified the Union to represent the employees in the mine, milling and maintenance departments. The Endako Mine expects to receive a notice to bargain in the near future. It is not currently known what effect, if any, this will have on the Endako Mine until a labor agreement is negotiated and executed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis (“MD&A”) of consolidated financial condition and results of operations of Thompson Creek Metals Company Inc. was prepared as of August 5, 2010.  In the MD&A, “TCM” and “Thompson Creek” refer to Thompson Creek Metals Company Inc. and its consolidated subsidiaries. You should read this discussion in conjunction with TCM’s financial statements, the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the discussion of “Risk Factors” and the discussion of TCM’s “Business and Properties” in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission (“SEC”). The results of operations reported and summarized below are not necessarily indicative of future operating results. References to “Notes” are Notes included in the “Notes to Consolidated Financial Statements” in Item 1 herein. Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, all references to earnings or losses per share are on a diluted basis, unless otherwise noted.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).  All dollar amounts are expressed in United States dollars (“US$”) unless otherwise indicated. References to C$ refers to Canadian dollars. Additional information on Thompson Creek Metals Company Inc. is available on EDGAR at www.sec.gov, or on SEDAR at www.sedar.com.

Business Overview

Thompson Creek is a North American molybdenum mining company, governed by the laws of British Columbia, with vertically integrated mining, milling, processing and marketing operations in Canada and the US.  Thompson Creek’s operations include the Thompson Creek Mine (mine and mill) in Idaho, a metallurgical facility in Pennsylvania (the “Langeloth Facility”) and a 75% joint venture interest in the Endako Mine (mine, mill and roaster) in British Columbia.  In addition, Thompson Creek has two underground molybdenum development projects comprised of the Davidson Project, located in British Columbia, and an option to acquire up to 75% of the Mount Emmons Project, located in Colorado.

Acquisition Definitive Agreement

On July 15, 2010, Thompson Creek and Terrane Metals Corp. (“Terrane”) (TSX Venture:TRX) jointly announced that they have entered into a definitive agreement pursuant to which Thompson Creek will acquire all of the issued and outstanding equity of Terrane. The transaction, if consummated, will be implemented by way of a court-approved plan of arrangement under British Columbia law (the “Arrangement”). Thompson Creek has also concurrently entered into a letter agreement with Royal Gold, Inc. (“Royal Gold”) with respect to the purchase and sale of 25% of the payable gold (the “Gold Stream Transaction”) from Terrane’s Mt. Milligan Copper Gold Project (“Mt. Milligan”).

Under the Arrangement, holders of Terrane shares will receive C$0.90 in cash and 0.052 of TCM’s common shares per Terrane share. The consideration implies an offer value of C$1.41 per Terrane share based on TCM’s closing price on the Toronto Stock Exchange (“TSX”) of C$9.90 per share on July 14, 2010, which results in a total value of consideration offered to the shareholders of Terrane of approximately C$650 million. In the event that the transaction is not completed, Terrane has agreed to pay TCM a termination fee equal to C$20 million, under certain circumstances.

The acquisition of Terrane and the Gold Stream Transaction, if consummated, are expected to provide the following benefits to shareholders of Thompson Creek:

•                  Mt. Milligan offers diversification beyond Thompson Creek’s current asset base of primary molybdenum deposits providing for strong contributions from molybdenum, copper, and gold subsequent to the start-up of Mt. Milligan which is expected in 2013;

•                  the Gold Stream Transaction should allow shareholders to immediately capture value from future gold production while providing funds for mine construction, retaining full leverage to base metal production and maintaining significant gold by-product credits;

•                  the combined business should have the ability to finance its strong combined project pipeline, which would generate significant production growth when the mill expansion at the Endako Mine and the start-up of the Mt. Milligan project are completed; and

•                  going forward, Thompson Creek should have avenues for future exploration and growth with a broader suite of earlier stage projects, including Mt. Emmons, Davidson and Berg that can be prioritized optimally for development and value creation.

The transaction has been unanimously approved by the executive committee and the board of directors of Thompson Creek. The board of directors of Terrane has also unanimously approved the transaction following the report and favorable unanimous recommendation of a special committee of independent directors.  In doing so, the board of directors of Terrane determined that the Arrangement is fair to its shareholders and in the best interests of Terrane and authorized the submission of the Arrangement to the shareholders of Terrane for their approval at a special meeting of shareholders. Goldcorp Inc. (“Goldcorp”) has entered into a support arrangement with Thompson Creek under which it has agreed to vote in favor of the transaction. Goldcorp holds approximately 240.0 million preference shares and approximately 27.3 million common shares. Under the Arrangement, Goldcorp has agreed to convert its preference shares to common shares of Terrane prior to the record date of the meeting of Terrane shareholders to approve the Arrangement.  On a combined basis, Goldcorp’s shares represent approximately 58% of the outstanding voting equity of Terrane. In addition, certain officers and directors of Terrane holding approximately 1% of the common shares in aggregate have entered into support agreements.  A management information circular will be sent to shareholders of Terrane in connection with a special meeting to consider the Arrangement.

Since the announcement of the Gold Stream Transaction, TCM and Royal Gold have made progress regarding certain material open issues relating to the purchase and sale agreement (Exhibit 1 to the Letter Agreement with Royal Gold (originally included as Exhibit 10.13 to TCM’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on July 21, 2010)), including the terms of Section 8.6 of the purchase and sale agreement and the underlying security agreements and exhibits thereto. While TCM and Royal Gold expect to resolve these issues soon, the parties have not yet finalized the agreements and there is no assurance that such negotiations will be successful.  The Arrangement provides that Terrane is not obligated to consummate the Arrangement if TCM does not enter into a definitive agreement for the sale of gold proceeds with Royal Gold or another third party for proceeds of not less than $300 million or other financing of an equal or superior value as determined by Terrane’s board of directors.  There can be no assurance that a definitive Gold Stream Transaction will be entered into or that the acquisition of Terrane will be consummated.

Second Quarter 2010 Highlights

•                  Net income for the second quarter of 2010 was $126.5 million, or $0.87 per share, which included a non-cash unrealized gain on common share purchase warrants of $74.8 million, or $0.51 per share.  Net loss for the second quarter of 2009 was $89.3 million, or $0.73 per share, which included a non-cash unrealized loss on common share purchase warrants of $83.0 million, or $0.68 per share.

•                  Non-GAAP adjusted net income for the second quarter of 2010 (excluding the non-cash unrealized gain on the warrants) was $51.7 million, or $0.36 per share.  Non-GAAP adjusted net loss for the second quarter of 2009 (excluding the non-cash unrealized loss on warrants) was $6.3 million, or $0.05 per share.  See “Non-GAAP Financial Measures” below for the definition and calculation of adjusted net income (loss).  Non-cash unrealized gains and losses on common stock purchase warrants were the result of a requirement under US GAAP to account for Thompson Creek’s outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income.

•                  Consolidated revenues for the second quarter of 2010 were $148.4 million, or an increase of approximately 100.5% from the second quarter of 2009 primarily as a result of higher molybdenum sales prices.  The average realized molybdenum sales price for the second quarter of 2010 was $16.84 per pound, up 79% from $9.41 per pound for the second quarter of 2009.

•                  Mined molybdenum production in the second quarter of 2010 was 7.0 million pounds, up 4% from 6.7 million pounds in the second quarter of 2009 primarily due to higher sales demand.

•                  Average cash cost per pound produced for the second quarter of 2010 was $7.06 per pound, compared to $5.21 per pound for the second quarter of 2009.  See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound.

•                  Operating cash flow was $41.2 million in the second quarter of 2010, compared to $6.1 million in the second quarter of 2009.

•                  Capital costs incurred for the first six months of 2010 were $106.6 million, comprised of $47.7 million of capital costs for the mines, the Langeloth Facility and corporate together with $58.9 million of capital costs for the mill expansion project at the Endako Mine (75% share).  The capital costs for the first six months of 2010 include amounts accrued of $16.1 million at June 30, 2010; therefore, cash expenditures for the first six months were $90.5 million.

•                  Total cash, cash equivalents and short-term investments at June 30, 2010 were $482.8 million, compared to $511.5 million as of December 31, 2009.  Total debt as of June 30, 2010 was $10.5 million compared to $12.9 million as of December 31, 2009.

Outlook

Molybdenum Market

During the second quarter of 2010, the average Platts Metals Week published price for molybdenum oxide was $16.33 per pound, which increased from $16.06 per pound in the first quarter of 2010. Over the first six months of 2010, the monthly average price for molybdenum oxide as published in Platts Metals Week peaked in April, with an average price of $17.58 per pound. Since then, the 2010 average Platts Metals Week published price declined to $16.91 per pound in May, $14.61 per pound in June and $14.10 in July.  Although Thompson Creek anticipates that over the balance of 2010 the price for molybdenum oxide will increase above the present pricing level of July, since contract sales make up the bulk of TCM’s sales and since contract sales typically trail the market price by one month, the average price in June and July will have an effect on TCM’s expected average sales price realization for the third quarter of 2010.

Operations

For 2010, TCM expects its molybdenum production volumes to be 29 to 32 million pounds, with the Thompson Creek Mine at approximately 22 to 24 million pounds and the 75% share of the Endako Mine at 7 to 8 million pounds (unchanged from previous guidance).  For 2010, anticipated average cash costs per pound produced are estimated at $6 to $7 per pound (unchanged from previous guidance), with $5.25 to $6.25 per pound at the Thompson Creek Mine (down from previous guidance of $5.50 to $6.50 per pound) and $8 to $9 per pound at the Endako Mine, assuming a US to Canadian dollar exchange rate of US$1.00 = C$1.00 for the last six months of 2010 (up from previous guidance of $7 to $8 per pound at the Endako Mine, assuming a US to Canadian dollar exchange rate of US$1.00 = C$1.05).  The increase in the expected cash costs per pound produced at the Endako Mine is primarily due to expected conveyor system downtime in the last six months of 2010 (which is expected to result in higher truck haulage costs), shovel and crusher costs, a lower expected mill recovery rate, higher costs from additional workforce in anticipation of the start-up of the new mill and the expected change in the US to Canadian dollar exchange rate from US$1.00 = C$1.05 to US$1.00 = C$1.00.  For the Endako Mine, a $0.01 change in the Canadian foreign exchange rate would result in a change in the cash cost per pound produced of approximately $0.10 per pound.

For fiscal 2010, TCM expects to sell 27 to 30 million pounds of its mined production (unchanged from previous guidance).  The Langeloth Facility completed a five-week shutdown in May 2010 for maintenance and repairs, which resulted in an inventory build-up in the second quarter of 2010 of 1.1 million pounds of molybdenum concentrate that was not converted to a finished product.  For the first six months of 2010, the total inventory increased by 2.7 million pounds.   Thompson Creek has some flexibility in building or depleting inventory levels depending upon the economic conditions and the related demand and sales price for molybdenum.  Given current market conditions, TCM does not expect to draw down inventory over the second half of the year.  In addition, due to TCM’s higher contractual commitments for 2010 compared to 2009, a higher level of inventory is needed to provide adequate flexibility to serve TCM’s contract customers.  TCM currently has fixed-priced contracts for approximately 1.1 million pounds at an average fixed-price of $15.70 per pound for molybdenum oxide for the remainder of the year.

Capital expenditures for 2010 are expected to be $293 million, comprised of $94 million in capital expenditures for the mines, the Langeloth Facility and corporate and $199 million for TCM’s 75% share of capital expenditures required for the mill expansion project at the Endako Mine (changed from previous guidance of $298 million, comprised of $89 million in capital expenditures from the mines, the Langeloth Facility and corporate and $209 million for TCM’s 75% share for the mill expansion at the Endako Mine).

On July 30, 2010, TCM received the approval of TCM’s joint venture partner for the mill expansion at the Endako Mine.  Operating permits required by the Endako mill expansion are proceeding, including the development of a closure plan for expanded waste dumps and tailings facilities and minor amendments to the Mining Act permit.  In May 2010, Thompson Creek received notification of a petition filed in the Supreme Court of British Columbia by the Stellat’en First Nation claiming that the British Columbia Ministry of Energy, Mines and Petroleum Resources has not fulfilled its duty to consult with or accommodate Stellat’en’s asserted aboriginal rights and title interests in relation to the Endako Mine expansion project.  The petition names Thompson Creek, a 75% owner of the Endako Mine, as one of the parties involved but does not cite Thompson Creek in any of its claims regarding the lack of consultation. Thompson Creek is satisfied with the efforts to date to consult and engage with the Stellat’en First Nation and other First Nations regarding the expansion project and will continue to work with the Government of British Columbia towards building positive relationships with First Nations regarding the Endako Mine and the expansion project.  If the Government of British Columbia is unable to successfully conclude consultations with First Nations, these permits and/or minor amendments to the Mining Act permit may be delayed, which may have a material adverse effect on the future operating plans for the Endako Mine once the mill expansion is completed. There can be no assurance that these First Nations consultations will be completed successfully.

In 2010, TCM expects to conduct exploration drilling at both of its operating mines totaling $2 to $4 million (unchanged from previous guidance).  For 2010, TCM expects to spend approximately $7 to $9 million under the option agreement with U.S. Energy

Corporation on the Mount Emmons Project for an ongoing pre-feasibility study, further engineering evaluations, and ongoing project maintenance (unchanged from previous guidance).  TCM is also conducting a re-evaluation of the Davidson Project regarding various operating alternatives and related economic analysis. TCM is not expecting to have significant expenditures on the Davidson Project in 2010 (unchanged from previous guidance).

2010 Third Quarter and Second Half

Net income for the 2010 third quarter and second half is expected to be impacted by depressed molybdenum prices in June and July, the upward cost trend at TCM’s mines, a higher proportion of sales from third party purchases and related costs in the 2010 third quarter, and the costs related to the acquisition of Terrane which will be expensed as incurred.

Selected Consolidated Financial and Operational Information

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions except per share and per pound amounts)	2010	2009	2010	2009
	(unaudited)
Financial
Revenues
Molybdenum sales	$145.5	$71.2	$269.5	$146.8
Tolling, calcining and other	2.9	2.8	6.7	6.0
	148.4	74.0	276.2	152.8
Costs and expenses
Operating expenses	73.8	52.3	150.1	110.7
Selling and marketing	1.8	1.3	3.3	2.7
Depreciation, depletion and amortization	11.9	10.2	22.9	20.4
Accretion expense	0.4	0.4	0.8	0.7
General and administrative	8.4	8.1	14.2	13.1
Exploration	1.8	1.9	3.5	3.7
Total costs and expenses	98.1	74.2	194.8	151.3
Operating income (loss)	50.3	(0.2)	81.4	1.5
Other (income) and expense	(77.3)	89.8	(52.2)	86.4
Income (loss) before income and mining taxes	127.6	(90.0)	133.6	(84.9)
Income and mining taxes (benefit)	1.1	(0.7)	6.0	(4.3)
Net income (loss)	$126.5	$(89.3)	$127.6	$(80.6)
Net income (loss) per share
Basic	$0.90	$(0.73)	$0.91	$(0.66)
Diluted	$0.87	$(0.73)	$0.86	$(0.66)
Cash generated by operating activities	$41.2	$6.1	$66.8	$43.5
Adjusted non-GAAP Measures: (1)
Adjusted net income (loss) (1)	$51.7	$(6.3)	$77.3	$2.7
Adjusted net income (loss) per share - basic (1)	$0.37	$(0.05)	$0.55	$0.02
Adjusted net income (loss) per share - diluted (1)	$0.36	$(0.05)	$0.52	$0.02
Operational Statistics
Mined molybdenum production (000’s lb) (2)	7,034	6,714	15,303	12,771
Cash cost ($/lb produced) (3)	$7.06	$5.21	$6.14	$5.55
Molybdenum sold (000’s lb):
Thompson Creek and Endako Mine product	7,013	6,505	13,748	13,054
Purchased and processed product	1,626	997	3,446	1,895
	8,639	7,502	17,194	14,949
Average realized sales price ($/lb) (1)	$16.84	$9.41	$15.68	$9.81

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$215.6	$158.5
Short-term investments	$267.2	$353.0
Total assets	$1,432.7	$1,344.6
Total debt	$10.5	$12.9
Total liabilities	$321.7	$359.2
Shareholders’ equity	$1,111.0	$985.4
Shares outstanding (000’s)	139,792	139,511

(1)   See “Non-GAAP Financial Measures” for the definition and calculation of these non-GAAP measures.

(2)   Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide (“HPM”) from our share of production from the mines; excludes molybdenum processed from purchased product.

(3)   Weighted-average of Thompson Creek Mine and Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion.  The cash cost for the Thompson Creek Mine, which only produces molybdenum sulfide on site, includes an estimated molybdenum loss, an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs.  See “Non-GAAP Financial Measures” for additional information.

Summary of Quarterly Results

(US$ in millions except per share and per pound amounts — unaudited)

	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30
	2010	2010	2009	2009	2009	2009	2008	2008
Financial
Revenue	$148.4	$127.8	$106.2	$114.4	$74.0	$78.8	$181.6	$331.1
Operating income (loss)	$50.3	$31.1	$15.8	$32.4	$(0.2)	$1.7	$(4.2)	$136.9
Net income (loss)	$126.5	$1.1	$26.0	$(1.4)	$(89.3)	$8.7	$(23.8)	$94.8
Income (loss) per share:
- basic	$0.90	$0.01	$0.19	$(0.01)	$(0.73)	$0.07	$(0.19)	$0.76
- diluted	$0.87	$0.01	$0.18	$(0.01)	$(0.73)	$0.07	$(0.19)	$0.69

Cash generated by operating activities	$41.2	$25.6	$38.2	$24.2	$6.1	$37.4	$173.1	$102.5

Adjusted non-GAAP Measures: (1)
Adjusted net income (loss) (1)	$51.7	$25.6	$20.4	$14.3	$(6.3)	$9.0	$44.4	$ n/a
Adjusted net income (loss) per share: (1)
- basic (1)	$0.37	$0.18	$0.15	$0.11	$(0.05)	$0.07	$0.36	$ n/a
- diluted (1)	$0.36	$0.17	$0.14	$0.11	$(0.05)	$0.07	$0.36	$ n/a

Operational Statistics
Mined molybdenum production (000’s lb)	7,034	8,269	6,268	6,221	6,714	6,057	7,773	6,499
Cash cost ($/lb produced) (1)	$7.06	$5.36	$6.61	$5.67	$5.21	$5.93	$6.01	$7.33
Molybdenum sold (000’s lb):
Thompson Creek and Endako Mine	7,013	6,735	6,889	7,445	6,505	6,549	6,558	6,879
Purchased and processed product	1,626	1,820	1,464	1,324	997	898	1,565	3,044
	8,639	8,555	8,353	8,769	7,502	7,447	8,123	9,923

Average realized sales price ($/lb) (1)	$16.84	$14.50	$12.37	$12.75	$9.41	$10.14	$21.72	$32.85

(1) See “Non-GAAP Financial Measures” for the definition and calculation of these non-GAAP measures.

Financial Review

Three Months Ended June 30, 2010 (Unaudited)

Net Income

Net income for the second quarter of 2010 was $126.5 million, or $0.87 per share, compared to a net loss of $89.3 million, or $0.73 per share for the second quarter of 2009.  Net income for the second quarter of 2010 includes non-cash unrealized gains on common stock purchase warrants of $74.8 million ($0.51 per share).  Net loss for the second quarter of 2009 included a non-cash unrealized loss on common stock purchase warrants of $83.0 million ($0.68 per share).  The non-cash unrealized gain and loss on common stock purchase warrants for the second quarter of 2010 and 2009, respectively, were the result of a requirement under US GAAP to account for TCM’s outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income.  Non-GAAP adjusted net income for the second quarter of 2010 (excluding the non-cash unrealized gains on the warrants) was $51.7 million ($0.36 per share).  Non-GAAP adjusted net loss for the second quarter of 2009 (excluding the non-cash unrealized loss on the warrants) was $6.3 million ($0.05 per share). The increase in non-GAAP adjusted net income for the second quarter of 2010 is primarily the result of higher molybdenum sales prices and volumes as compared to non-GAAP adjusted net loss for the second quarter of 2009.  See “Non-GAAP Financial Measures” below for the definition and calculation of adjusted net income.

Revenues

Revenues for the second quarter of 2010 were $148.4 million, up $74.4 million or 100.5% from $74.0 million for the same quarter in 2009.  Revenues increased primarily as a result of higher average realized molybdenum sales prices, with an average realized sales price for the second quarter of 2010 of $16.84 per pound, up 79% from $9.41 per pound for the second quarter of 2009.  Molybdenum sold from TCM’s mines in the second quarter of 2010 was 7.0 million pounds, up 8% from 6.5 million pounds sold in the second quarter of 2009.  Sales volumes from third-party product purchased, processed, and resold were 1.6 million pounds for the second quarter of 2010 compared to 1.0 million pounds for the second quarter of 2009.  Revenue from toll roasted material for third parties was up 4% in the second quarter of 2010 compared to the second quarter of 2009 primarily as a result of higher volume driven by higher demand.

Operating Expenses

Operating expenses for the second quarter of 2010 were $73.8 million, up $21.5 million or 41% from $52.3 million for the same quarter in 2009.  Prices for third-party molybdenum purchases (that were purchased, processed and resold) were up significantly during the second quarter of 2010 compared to the second quarter of 2009 which, together with the increased sales volumes from third-party product purchased, processed and resold, were the primary reasons for the increase in operating expenses in the second quarter of 2010.

The non-GAAP financial measure of cash cost per pound produced from TCM’s mines increased in the second quarter of 2010 to $7.06 per pound produced from $5.21 per pound produced for the same quarter in 2009.  The increase in the cash cost per pound produced in the second quarter of 2010 was primarily the result of a higher cash cost per pound produced at both the Thompson Creek Mine and Endako Mine due to lower ore grades and lower recovery rates at both mines in the second quarter of 2010 compared to the second quarter of 2009.  In addition, the second quarter of 2010 reflected higher fuel costs associated with running more trucks at both mines, a full 24-hour, 7-day mill schedule at Thompson Creek, equipment maintenance and repair costs (including maintenance and repairs associated with the Langeloth five-week shutdown) and unfavorable foreign exchange rates converting the Endako Mine C$ costs to US$ costs. The exchange rate averaged US$1.00 = C$1.03 for the second quarter of 2010 compared to an average rate of US$1.00 = C$1.17 for the same period in 2009.  See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense for the second quarter of 2010 was $11.9 million compared to $10.2 million for the second quarter of 2009.  This increase was primarily due to the higher volume of molybdenum sold from TCM’s mines in the second quarter of 2010 compared to the second quarter of 2009 and the depreciation and depletion of capital expenditures incurred since June 30, 2009.  These increases were partially offset by the effects of increased mineral reserve estimates established at the Thompson Creek Mine late in the third quarter of 2009.  Product inventory costs include depreciation, depletion and amortization.

General and Administrative Expense

General and administrative expense for the second quarter of 2010 was $8.4 million, up from $8.1 million for the second quarter of 2009. General and administrative expense for the second quarter of 2010 and 2009 included $1.2 million and $4.0 million, respectively, of stock-based compensation expense as required under US GAAP.  Excluding the stock-based compensation expenses, general and administrative expense for the second quarter of 2010 was $7.2 million compared to $4.1 million for the second quarter of 2009.  The increase was primarily the result of higher compensation costs (including bonus accruals), costs associated with business acquisition activities and costs related to first-time SEC proxy filings for 2009.  As of June 30, 2009, more than 50% of TCM’s outstanding shares were held by US residents.  Therefore, as of January 1, 2010, TCM became a domestic registrant and is required to comply with additional US SEC public reporting filing requirements.

Change in Fair Value of Common Stock Warrants

Non-cash unrealized gain on common stock warrants for the second quarter of 2010 was $74.8 million compared to a non-cash unrealized loss of $83.0 million for the second quarter of 2009.  These non-cash unrealized gains and losses on common stock warrants were the result of a requirement under US GAAP to account for TCM’s outstanding common stock warrants as a derivative, with changes in the fair value recorded in net income (loss).  The warrant holders’ right to exercise the common stock warrants at C$9.00 per share will expire in October 2011.

Exploration Expense

Exploration expense for the second quarter of 2010 was $1.8 million compared to $1.9 million for the second quarter of 2009.  The 2010 and 2009 expenses primarily relate to expenditures under an option agreement on the Mount Emmons Project in Colorado.

Foreign Exchange Gains and Losses

The second quarter of 2010 included a foreign exchange gain of $1.9 million compared to a foreign exchange loss of $7.1 million in the second quarter of 2009.  During the second quarter of 2010, the US$ strengthened against the C$, which resulted in a foreign exchange gain on US$ cash balances that had the C$ as their measurement currency. Conversely, during the second quarter of 2009, the US$ weakened against the C$, which resulted in a foreign exchange loss on US$ cash balances that had the C$ as their measurement currency.

The exchange rate as of June 30, 2010 was US$1 = C$1.06 compared to US$1 = C$1.02 exchange rate as of March 31, 2010, US$1 = C$1.16 as of June 30, 2009, and US$1 = C$1.26 exchange rate as of March 31, 2009.

Income and Mining Tax Expense and Benefit

For the second quarter of 2010, TCM had a net tax expense of $1.1 million compared to a net tax benefit of $0.7 million for the second quarter of 2009. The effective tax rate for the second quarter of 2010 was primarily impacted by the non-cash unrealized gain on common stock warrants (which did not generate any income tax expense) and a $10.7 million net refund of certain state income taxes related to prior year tax returns.  Excluding the non-cash unrealized gain on common stock purchase warrants and the state income tax refund, the effective tax rate was 22.4% for the second quarter of 2010.  The net tax benefit for the second quarter of 2009 was primarily due to a reduction of the British Columbia corporate income tax rate.

Cash Flows

Operating Activities

Cash generated by operating activities for the second quarter of 2010 was $41.2 million compared to $6.1 million for the second quarter of 2009.  This increase in cash flow from operations was primarily the result of higher molybdenum sales prices and volumes in the second quarter of 2010 compared to the second quarter of 2009, partly offset by higher working capital changes related to higher product inventory and accounts receivable balances in the second quarter of 2010 compared to the second quarter of 2009. During the second quarter of 2010, product inventory increased $18.5 million due to a build-up of inventory, and accounts receivable increased $6.1 million as a result of higher molybdenum sales prices and volumes.

Investing Activities

Cash generated by investing activities in the second quarter of 2010 was $43.6 million compared to cash used of $96.4 million in the second quarter of 2009.  During the second quarter of 2010, TCM received $115.7 million from maturities of short-term investments, which was partially offset by $71.1 million of property, plant and equipment expenditures.  For the same period of 2009, TCM made short-term investments of $81.5 million together with $13.7 million of property, plant and equipment expenditures.  These short-term investments consisted of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days. The increase in property, plant and equipment expenditures for the second quarter of 2010 as compared to the second quarter of 2009 was primarily for the mill expansion expenditures at the Endako Mine together with the purchase of additional mining equipment at both mines.

Financing Activities

Cash used by financing activities in the second quarter of 2010 was $0.8 million compared to cash generated by financing activities of $2.3 million in the second quarter of 2009. In the second quarter of 2010, TCM received proceeds from the exercise of stock options of $0.1 million, which was more than offset by scheduled principal payments on equipment loans of $0.9 million. In the second quarter of 2009, proceeds from the exercise of stock options of $3.7 million more than offset scheduled principal payments on equipment loans of $1.4 million.

Six Months Ended June 30, 2010 (Unaudited)

Net Income

Net income for the six months ended June 30, 2010 was $127.6 million, or $0.86 per share, compared to a net loss of $80.6 million, or $0.66 per share for the six months ended June 30, 2009.  Net income for the six months ended June 30, 2010 included a non-cash unrealized gain on common stock purchase warrants of $50.3 million ($0.34 per share).  Net loss for the six months ended June 30, 2009 included a non-cash unrealized loss on common stock purchase warrants of $83.3 million ($0.68 per share).  These non-cash unrealized gains and losses on common stock purchase warrants for the six month periods of 2010 and 2009 are the result of a requirement under US GAAP to account for the outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income (loss).  Non-GAAP adjusted net income for the six month period of 2010 (excluding the non-cash unrealized gain on the warrants) was $77.3 million ($0.52 per share).  Non-GAAP adjusted net income for the six month period of 2009 (excluding the non-cash unrealized loss on the warrants) was $2.7 million ($0.02 per share). The increase in non-GAAP adjusted net income for the six months ended June 30, 2010 is primarily the result of higher molybdenum sales prices and volumes as compared to non-GAAP adjusted net loss for the same period of 2009.  See “Non-GAAP Financial Measures” below for the definition and calculation of adjusted net income (loss).

Revenues

Revenues for the six months ended June 30, 2010 were $276.2 million, up $123.4 million or 81% from $152.8 million for the six months ended June 30, 2009. Revenues increased as a result of higher average realized molybdenum sales prices, with an average realized sales price for the six months of 2010 of $15.68 per pound, up 60% from $9.81 per pound for the six months of 2009.  Molybdenum sold from TCM’s mines in the six month period of 2010 was 13.7 million pounds, up 5% from 13.1 million pounds sold in the six month period of 2009.  Sales volumes from third-party product purchased, processed and resold were 3.4 million pounds for the six month period of 2010 compared to 1.9 million pounds for the six months ended June 30, 2009.  Revenue from toll roasted material for third parties was up 12% in the six month period of 2010 compared to the same six month period of 2009 primarily as a result of higher volume driven by higher demand.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 were $150.1 million, up $39.4 million or 36% from $110.7 million for the six months ended June 30, 2009. Prices for third-party molybdenum purchases (that were purchased, processed and resold) were up significantly during the first six months of 2010 compared to the same period in 2009 which, together with the increased sales volumes from third-party product purchased, processed and resold, were the primary reasons for the increase in operating expenses in the first six months of 2010.

The non-GAAP financial measure of cash cost per pound produced from TCM’s mines increased in the six months ended June 30, 2010 to $6.14 per pound produced from $5.55 per pound produced for the same six month period of 2009.  The increase in the cash cost per pound produced for the six months ended June 30, 2010 was primarily the result of a higher cash cost per pound produced at the Endako Mine due to a lower ore grade, a lower mill recovery rate, and higher shovel, crusher and rod mill repairs.  In addition, the Endako Mine experienced downtime of its conveyor system which resulted in higher truck haulage costs. In addition, costs were impacted by unfavorable foreign exchange rates converting C$ costs to US$ costs.  The rate averaged US$1.00 = C$1.03 for the six months ended June 30, 2010 compared to an average rate of US$1.00 = C$1.21 for the same period in 2009.  See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense for the six months ended June 30, 2010 was $22.9 million compared to $20.4 million for the six months ended June 30, 2009 as a result of the higher volume of molybdenum sold from TCM’s mines in the first six months of 2010.  These increases were partially offset by the effects of increased mineral reserve estimates established at the Thompson Creek Mine late in the third quarter of 2009.  Product inventory costs include depreciation, depletion and amortization.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2010 was $14.2 million, up from $13.1 million for the six months ended June 30, 2009. General and administrative expense for the first six months of 2010 and 2009 included $2.1 million and $5.2 million, respectively, of stock-based compensation expense as required under US GAAP.  Excluding the stock-based compensation expenses, general and administrative expense for the first six months of 2010 was $12.1 million compared to $7.9 million for the first six months of 2009.  The increase was primarily the result of higher compensation costs (including bonus accruals), costs associated with business acquisition activities and costs related to first-time SEC proxy filings.

Change in Fair Value of Common Stock Warrants

Non-cash unrealized gain on common stock purchase warrants for the six months ended June 30, 2010 was $50.3 million.  Non-cash unrealized loss on common stock purchase warrants for the six months ended June 30, 2009 was $83.3 million.  The non-cash unrealized gain and loss on common stock purchase warrants were the result of a requirement under US GAAP to account for TCM’s outstanding common stock purchase warrants as a derivative, with changes in the fair value recorded in net income (loss).

Exploration Expense

Exploration expense for the six months ended June 30, 2010 was $3.5 million compared to $3.7 million for the six months ended June 30, 2009. The 2010 and 2009 expenses primarily relate to expenditures under an option agreement on the Mount Emmons Project in Colorado.

Foreign Exchange Gains and Losses

Foreign exchange gains and losses for the six months ended June 30, 2010 included a foreign exchange gain of $1.3 million compared to a foreign exchange loss of $3.9 million for the same period in 2009. During the first six months of 2010, the US$ strengthened slightly against the C$, which resulted in a foreign exchange gain on US$ cash balances that had the C$ as their measurement currency. During the first six months of 2009, the US$ weakened against the C$, which resulted in a foreign exchange loss on US$ cash balances that had the C$ as their measurement currency.

The exchange rate as of June 30, 2010 was US$1.00 = C$1.06 compared to US$1.00 = C$1.05 exchange rate as of December 31, 2009, US$1.00 = C$1.16 as of June 30, 2009, and US$1.00 = C$1.22 as of December 31, 2008.

Income and Mining Tax Expense and Benefit

For the first six months of 2010, TCM had a net tax expense of $6.0 million compared to a net tax benefit of $4.3 million for the first six months of 2009. The effective tax rate for the first six months of 2010 was primarily impacted by the non-cash unrealized gain on common stock warrants (which did not generate any income tax expense) and a $10.7 million net refund of certain state income taxes related to prior year tax returns.  Excluding the non-cash unrealized gain on common stock purchase warrants and the state income tax refund, the effective tax rate was 20.0% for the first six months of 2010.  The net tax benefit for the first six months of 2009 was primarily due to a reduction of the British Columbia corporate income tax rate.

Cash Flows

Operating Activities

Cash generated by operating activities for the six months ended June 30, 2010 was $66.8 million compared to $43.5 million for the six months ended June 30, 2009.  This increase in cash flow from operations was primarily the result of higher molybdenum sales volumes and prices in the first six months of 2010 compared to the first six months of 2009, partly offset by working capital changes related to higher inventory and accounts receivable balances. Product inventory increased $29.7 million during the six months ended June 30, 2010 due to a build-up of inventory compared to a decrease of $12.0 million during the first six months of 2009.  Accounts receivable increased $17.3 million during the six months ended June 30, 2010 compared to a decrease of $17.8 million during the first six months of 2009 as a result of higher sales volumes and higher average realized molybdenum prices.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2010 was $7.4 million compared to cash used of $227.5 million for the six months ended June 30, 2009. During the first six months of 2010, TCM received $85.6 from maturities of short-term investments, which were offset by $90.5 million of property, plant and equipment expenditures.  For the same period of 2009, TCM made short-term investments of $181.8 million together with $41.3 million of plant, property and equipment expenditures.  These short-term investments consisted of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days.  The increase in property, plant and equipment expenditures for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to the mill expansion expenditures at the Endako Mine together with the purchase of additional mining equipment at both mines.

Financing Activities

Cash used by financing activities for the six months ended June 30, 2010 was $0.3 million compared to cash generated by financing activities of $1.0 million for the six months ended June 30, 2009.  In the first six months of 2010, TCM received proceeds from the exercise of stock options of $2.1 million which was more than offset by scheduled principal payments on equipment loans of $2.4 million. In the first six months of 2009, proceeds from the exercise of stock options of $3.7 million more than offset scheduled principal payments on equipment loans of $2.7 million.

Operations Review

Thompson Creek Mine

The Thompson Creek Mine and mill are located near Challis, in central Idaho.  Mining is conducted by conventional open pit methods utilizing electric-powered shovels and 200-ton haul trucks.  The Thompson Creek Mine currently controls a block of contiguous mineral claims that includes patented and unpatented mineral claims and mill sites.  The current mill operates with a crusher, SAG mill, ball mill and flotation circuit.

The table that follows presents a summary of the Thompson Creek Mine’s operating and financial results for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions except per pound amounts—Unaudited)	2010	2009	2010	2009

Financial (1)
Molybdenum sales	$86.7	$47.1	$160.1	$91.0
Cost of sales:
Operating expenses	29.0	30.8	61.0	59.0
Selling and marketing	0.9	0.7	1.8	1.5
Depreciation, depletion and amortization	5.2	5.7	10.7	11.5
Accretion	0.3	0.3	0.6	0.5
	35.4	37.5	74.1	72.5
Revenue less cost of sales	$51.3	$9.6	$86.0	$18.5

Operational Statistics
Mined (000’s ore tons)	3,159	2,277	5,635	3,785
Milled (000’s tons)	2,308	1,898	4,770	3,929
Grade (% molybdenum)	0.131	0.136	0.138	0.131
Recovery (%)	87.8	90.7	89.2	90.8
Molybdenum production (000’s lb) (2)	5,137	4,704	11,435	9,077
Cash cost ($/lb produced) (3)	$6.31	$5.32	$5.45	$5.57
Molybdenum sold (000’s lb)	5,187	5,017	10,235	9,189
Average realized sales price ($/lb)	$16.72	$9.40	$15.64	$9.91

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

(3)   The Thompson Creek Mine cash cost represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging for molybdenum oxide and HPM produced in the period.  Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation and other non-cash employee benefits and depreciation, depletion, amortization and accretion.  The cash cost for the Thompson Creek Mine includes an estimated molybdenum loss (sulfide to oxide) and an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs.  See “Non-GAAP Financial Measures” for additional information.

Molybdenum Production and Cash Costs

The Thompson Creek Mine produced 5.1 million pounds of molybdenum in the second quarter of 2010, up 9% from 4.7 million pounds in the second quarter of 2009.  This increase in the second quarter of 2010 compared to the same period in 2009 was primarily the result of higher tons mined and milled, which was somewhat offset by a slightly lower ore grade and a lower recovery rate.  In the second quarter of 2009, the Thompson Creek Mine removed more waste material related to future planned production phases (Phase 7) and re-handled a higher volume of lower-grade stockpiled material to blend with the higher-grade material mined from the Phase 6 area.  The higher tons milled in the second quarter of 2010 was primarily the result of a full seven day, twenty-four hour mill operating schedule, effective January 1, 2010, compared to a reduced 2009 mill operating schedule of ten days on, four days off that commenced in March 2009.

Molybdenum production for the six months ended June 30, 2010 was 11.4 million pounds, up 26% from 9.1 million pounds produced during the six months ended June 30, 2009.  This increase for the first six months of 2010 compared to the same period in 2009 was primarily as a result of higher tons mined and milled together with a higher ore grade, which was partially offset by a slightly lower recovery rate.

The non-GAAP financial measure of cash cost per pound produced increased to $6.31 per pound for the second quarter of 2010 from $5.32 per pound for the second quarter of 2009. See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.  The increase in the cash cost per pound produced in the second quarter of 2010 was primarily the result of a lower mill recovery rate combined with higher fuel costs associated with running more trucks in the mine, a full seven day, twenty-four hour mill operating schedule, effective January 1, 2010, equipment maintenance and repair costs (including maintenance and repairs associated with the Langeloth five-week shutdown).  The cash cost for the second quarter of 2010 included stripping costs of $6.6 million, or $1.28 per pound produced, compared to stripping costs of $7.1 million, or $1.51 per pound produced, for the second quarter of 2009.

The non-GAAP financial measure of cash cost per pound produced decreased to $5.45 per pound for the six months ending June 30, 2010 from $5.57 per pound for the six months ended June 30, 2009. The cash cost for the first six months of 2010 included stripping costs of $12.6 million, or $1.10 per pound produced, compared to stripping costs of $14.4 million, or $1.59 per pound produced in the second quarter of 2009. The lower stripping costs in the first six months of 2010 were partially offset by higher repairs and maintenance costs, higher fuel costs, a higher employee bonus accrual and a slightly lower mill recovery rate. See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

Molybdenum sold

Molybdenum sold from the Thompson Creek Mine for the second quarter of 2010 was 5.2 million pounds at an average realized sales price of $16.72 per pound compared to 5.0 million pounds sold at an average realized sales price of $9.40 per pound for the second quarter of 2009.  The higher sales volume and average realized sales price in the second quarter of 2010 was primarily due to higher market demand for molybdenum compared to the same quarter in 2009.  During the second quarter of 2010, sales included delivery against certain forward sales contracts related to Phase 6 production of approximately 0.5 million pounds at an average realized sales price of $10.73 per pound compared to approximately 0.5 million pounds at an average realized sales price of $7.82 per pound for the second quarter of 2009.

Molybdenum sold from the Thompson Creek Mine for the six months ended June 30, 2010 was 10.2 million pounds at an average realized sales price of $15.64 per pound compared to 9.2 million pounds sold at an average realized sales price of $9.91 per pound for the first six months of 2009.  Higher sales volume and average realized sales prices have resulted from higher market demand for molybdenum. During the six months ended June 30, 2010, sales included delivery against certain forward sales contracts related to the Phase 6 production of approximately 0.9 million pounds at an average realized sales price of $10.32 per pound compared to approximately 0.9 million pounds at an average realized sales price of $7.93 per pound for the same period in 2009.

Cost of sales

Operating expenses in the second quarter of 2010 of $29.0 million decreased from $30.8 million in the second quarter of 2009.  The decrease in operating expenses for the second quarter of 2010 primarily resulted from the lower cost production from the first quarter of 2010 that was sold in the second quarter of 2010.

Operating expenses for the six months ended June 30, 2010 were $61.0 million, compared to $59.0 million for the six months ended June 30, 2009. The increase in operating expenses for the six months ended June 30, 2010 as compared to the same period of 2009 was due to the ramp-up in operations, including the mill operating schedule, and higher repairs and maintenance costs.

Depreciation, depletion and amortization expense for the second quarter of 2010 was $5.2 million compared to $5.7 million for the second quarter of 2009. This decrease was primarily due to the impact of increased mineral reserve estimates established at the Thompson Creek Mine late in the third quarter of 2009, which was offset by the expenditures incurred since June 30, 2009,

Depreciation, depletion and amortization expense for the six months ended June 30, 2010 was $10.7 million compared to $11.5 million for the six months ended June 30, 2009. Higher sales volume in 2010 was more than offset by the effects of increased mineral reserve estimates established at the Thompson Creek Mine late in the third quarter of 2009.

Selling and marketing costs were higher in the second quarter of 2010 and the first six months of 2010 compared to the same periods in 2009 as a result of higher molybdenum pounds sold and higher molybdenum sales revenue in the 2010 periods.

Endako Mine

TCM has a 75% interest in the Endako open-pit mine, mill and roaster which is located near Fraser Lake, British Columbia.  Mining is conducted by conventional open-pit methods utilizing electric-powered shovels and 190-ton to 240-ton haul trucks.  The property is currently comprised of a contiguous group of 67 mineral tenures containing 42 claims and 25 leases, covering approximately 23,500 acres. In addition, surface rights are held on a portion of the mine site area.

The table that follows presents a summary of TCM’s 75% share of the Endako Mine’s operating and financial results for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions except per pound amounts—Unaudited)	2010	2009	2010	2009

Financial
Molybdenum sales (1)	$31.3	$14.9	$55.0	$37.3
Cost of sales:
Operating expenses	15.3	8.1	29.2	22.0
Selling and marketing	0.6	0.4	1.0	0.9
Depreciation, depletion and amortization	5.6	3.3	10.1	7.3
Accretion	0.1	0.1	0.2	0.2
	21.6	11.9	40.5	30.4
Revenue less cost of sales	$9.7	$3.0	$14.5	$6.9

Operational Statistics
Mined (000’s ore tons)	2,717	2,012	5,042	4,176
Milled (000’s tons)	2,231	2,090	4,344	3,836
Grade (% molybdenum)	0.056	0.060	0.058	0.061
Recovery (%)	75.1	80.2	76.0	79.8
Molybdenum production (000’s lb) (2)	1,897	2,010	3,868	3,694
Cash cost ($/lb produced) (3)	$9.00	$4.94	$8.11	$5.50
Molybdenum sold (000’s lb)	1,826	1,488	3,513	3,865
Average realized sales price ($/lb)	$17.13	$10.02	$15.66	$9.66

(1)  Excludes inter-segment sales.

(2)  Mined production pounds reflected are molybdenum oxide.

(3)  The Endako Mine cash cost represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging for molybdenum oxide produced in the period.  Cash cost excludes: the effect of purchase price adjustments, effects of changes in inventory, stock-based compensation and depreciation, depletion, amortization and accretion.  See “Non-GAAP Financial Measures” for additional information.

Molybdenum Production and Cash Costs

TCM’s 75% share of molybdenum production at the Endako Mine decreased for the second quarter of 2010 to 1.9 million pounds from 2.0 million pounds for the second quarter of 2009.  This decrease is primarily due to a lower mill recovery rate in the second quarter of 2010, which resulted primarily from mining in a different area than planned during May and June of 2010.

TCM’s 75% share of molybdenum production at the Endako Mine increased for the six months ended June 30, 2010 to 3.9 million pounds from 3.7 million pounds for the same period in 2009 primarily due to higher ore tons mined and milled partly offset by lower ore grade and a lower mill recovery rate.

The non-GAAP financial measure of cash cost per pound produced increased to $9.00 per pound for the second quarter of 2010 from $4.94 per pound for the second quarter of 2009.  This increase was primarily the result of higher mining and milling costs due to higher shovel, crusher, and rod mill repairs; as well as, conveyor system downtime which resulted in higher truck haulage costs. In addition, costs were impacted by unfavorable foreign exchange rates converting C$ costs to US$ costs.  The exchange rate averaged US$1.00 = C$1.03 for the second quarter of 2010 compared to an average rate of US$1.00 = C$1.17 for the same period in 2009.  The rate averaged US$1.00 = C$1.03 for the six months ended June 30, 2010 compared to an average rate of US$1.00 = C$1.21 for the same period in 2009.  A $0.01 change in the Canadian foreign exchange rate results in a change in the cash cost per pound produced of approximately $0.10 per pound.

See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

Molybdenum sold

TCM’s share of molybdenum sold from the Endako Mine in the second quarter of 2010 was 1.8 million pounds at an average realized sales price of $17.13 per pound compared to 1.5 million pounds at an average realized sales price of $10.02 per pound in the second quarter of 2009.  The increase in the molybdenum pounds sold and average realized sales price in the second quarter of 2010 was primarily the result of higher sales demand.

TCM’s share of molybdenum sold from the Endako Mine for the six months ended June 30, 2010 was 3.5 million pounds at an average realized sales price of $15.66 per pound compared to 3.9 million pounds at an average realized sales price of $9.66 per pound for the six months ended June 30, 2009.  The increase in the molybdenum pounds sold and average realized sales price for the first six months of 2010 was primarily the result of higher sales demand.

Cost of sales

TCM’s share of operating expenses for the second quarter of 2010 was $15.3 million compared to $8.1 million for the same period in 2009. The second quarter of 2010 was impacted by higher mining and milling costs together with repairs and maintenance costs, as discussed above, and unfavorable foreign exchange rates, converting C$ costs to US$ costs. The second quarter of 2009 included certain cost reduction measures given the recession in 2009, which reduced mining and milling costs.

TCM’s share of operating expenses for the six months ended June 30, 2010 was $29.2 million compared to $22.0 million for the same period in 2009. The first six months of 2010 was impacted by higher mining and milling costs together with repairs and maintenance costs, as discussed above, and unfavorable foreign exchange rates, converting C$ costs to US$ costs. The first six months of 2009 included certain cost reduction measures given the recession in 2009, which reduced mining and milling costs.

Depreciation, depletion and amortization expense for the second quarter of 2010 was $5.6 million compared to $3.3 million for the second quarter of 2009.  The increase for the second quarter of 2010 as compared to the same quarter in 2009 was primarily due to the depreciation and depletion of capital expenditures since June 30, 2009 together with higher sales volume, unfavorable foreign exchange movements and product inventory changes. Product inventory costs include depreciation, depletion and amortization.

Depreciation, depletion and amortization expense for the six months ended June 30, 2010 was $10.1 million compared to $7.3 million for the six months ended June 30, 2009. The increase for the six months ended June 30, 2010 was primarily due to depreciation, depletion, and amortization on capital expenditures since June 30, 2009 and unfavorable foreign exchange movements during the first six months of 2010 compared to the same period in 2009.

Selling and marketing costs were slightly higher in the second quarter and first six months of 2010 compared to the same periods in 2009 primarily as a result of higher molybdenum sales revenue.

Mill expansion project

In the third quarter of 2009, TCM’s Board of Directors approved the resumption of the mill expansion project at the Endako Mine, which was postponed in late 2008.  The mill expansion project at the Endako Mine includes the construction of a new mill, which will replace the existing 45-year-old mill and raise ore-processing capacity from the existing 31,000 tons per day to 55,000 tons per day.

From inception of this project through June 30, 2010, TCM’s 75% share of capital expenditures for the mill expansion project totaled approximately $122.8 million.  Assuming an exchange rate of US$1.00 = C$1.05, approximately $186.9 million (of which $140.2 million is TCM’s share) is expected to be spent in the remainder of 2010 and the remaining $129.1 million (of which $96.8 million is TCM’s share) is scheduled to be spent in 2011. Commercial production of molybdenum concentrate from the new mill is expected late in 2011.

Union Activities

In July 2010, a union certification vote was confirmed for the Endako Mine to be represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the “Union”).  There was a voter turnout of approximately 90%, with 127 of the 231 eligible employees voting in favor of representation.  On July 22, 2010, the British Columbia Labour Relations Board certified the Union to represent the employees in the mine, milling and maintenance departments.  The Endako Mine expects to receive a notice to negotiate with the Union in the near future.  It is not currently known what effect, if any, this will have on the Endako Mine until a labor agreement is negotiated and executed.

Langeloth Facility

Thompson Creek operates the Langeloth Facility located near Pittsburgh, Pennsylvania.  Operations at the Langeloth Facility include roasting of molybdenum sulfide concentrate into molybdenum oxide, upgrading molybdenum oxide to pure sublimed oxide, oxide briquettes, ferromolybdenum, as well as the roasting of other metal products.

Concentrate produced by the Thompson Creek Mine provides a substantial portion of the feed source for the operations at the Langeloth Facility.  From time to time, molybdenum produced by the Endako Mine also provides a feed source for the operations at the Langeloth Facility.  In addition, Langeloth also processes molybdenum purchases and certain other metals for third parties on a tolling, or cost-per-unit-processed basis.  The tolling and purchases are made to improve operating efficiency at the Langeloth Facility.

Operating results for the Langeloth Facility represent activities related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility and excludes product volumes and costs related to the roasting and processing of Thompson Creek Mine and Endako Mine product.  Langeloth Facility costs associated with roasting and processing of Thompson Creek Mine and Endako Mine product are included in their respective operating results.

The following is a summary of the Langeloth Facility’s operating results for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2010	2009	2010	2009
Operational Statistics
Molybdenum sold from purchased product (000’s lb)	1,626	997	3,446	1,895
Realized price on molybdenum sold from purchased product ($/lb)	$16.92	$9.11	$15.79	$9.68
Toll roasted, purchased and upgraded molybdenum processed (000’s lb)	954	661	2,146	1,840
Roasted metal products processed (000’s lb)	4,628	2,156	8,286	2,156

In the second quarter of 2010, 1.6 million pounds of molybdenum processed from purchased concentrate were sold, up from 1.0 million pounds sold in the second quarter of 2009.  Third-party concentrate purchases and sales volumes increased in the 2010 quarter compared to the 2009 quarter, primarily due to higher sales demand in 2010. Realized sales prices averaged $16.92 per pound in the second quarter of 2010, an increase from $9.11 per pound in the second quarter of 2009.

Molybdenum sold from purchased product was 3.4 million pounds for the six months ended June 30, 2010, up from 1.9 million pounds sold for the same period in 2009.  Realized sales prices averaged $15.79 per pound for the six months ended June 30, 2010, increasing from $9.68 per pound for the same period in 2009.

The volume of toll roasted, purchased and upgraded molybdenum processed during the second quarter and first six months of 2010 increased 44% and 17%, respectively, compared to the same periods of 2009 primarily as a result of increased customer demand.

On April 6, 2010, a labor agreement was executed with the union at TCM’s Langeloth Facility for the period from March 11, 2010 through March 11, 2013.

Exploration Projects

During the second quarter of 2010 and 2009, TCM made $0.8 million and $1.3 million of expenditures under an option agreement with U.S. Energy Corporation. For the second quarter of 2010, the Mount Emmons Project expenditures also included ongoing project maintenance and engineering evaluations.

During the second quarter of 2010 and 2009, TCM made $0.1 million and $nil of expenditures on exploration activities at the Thompson Creek Mine, respectively.

During the second quarter of 2010 and 2009, TCM made $0.5 million and $nil of expenditures on exploration activities at the Endako Mine, respectively.

During the second quarter of 2010 and 2009, TCM made $0.4 million and $0.6 million of expenditures on the Davidson Project, respectively.  The 2010 expenditures resulted from the annual property payment. During the 2009 quarter, expenditures on the Davidson Project represented technical review work related to the environmental permitting process, which is not yet completed.

Liquidity and Capital Resources

At June 30, 2010, TCM had cash, cash equivalents and short-term investments of $482.8 million compared to $511.5 million at December 31, 2009.  TCM monitors its positions with, and the credit quality of, the financial institutions in which it invests its cash, cash equivalents and short-term investments. TCM’s investment policy limits investments to government-backed financial instruments, other than balances maintained in various bank operating accounts.  As of June 30, 2010, approximately 56% of TCM’s cash, cash equivalents and short-term investments were invested in US and Canadian government-backed securities.

Thompson Creek manages its credit risk from accounts receivable through established credit monitoring activities.  As of the date of this Quarterly Report on Form 10-Q, TCM has not experienced any material delinquencies regarding the collection of its accounts receivable.  However, this is an area that TCM continues to monitor closely.

Cash generated by operating activities for the second quarter of 2010 was $41.2 million. Cash generated by investing activities was $43.6 million for the second quarter of 2010, which included $115.7 million received for maturities of short-term investments during the quarter (which consisted of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days).

For the second quarter of 2010, capital costs incurred were $77.6 million, including $36.7 million for our 75% share of the mill expansion project at the Endako Mine, $26.6 million for the Thompson Creek Mine, $3.3 million for the Langeloth Facility, $9.6 million for the Endako Mine and $1.4 million for corporate activities.  The 2010 capital costs of $77.6 million include amounts accrued of $6.5 million at June 30, 2010; therefore, cash expenditures for the second quarter of 2010 were $71.1 million, which is reflected in TCM’s consolidated statements of cash flows for the second quarter ended June 30, 2010.

Effective February 2, 2010, the Thompson Creek voluntarily terminated an existing $35 million revolving credit facility which was established when TCM was in a substantially different financial position and, as a result, was no longer meeting our business needs.  The termination of the revolving credit facility provided Thompson Creek with more financial flexibility by releasing the liens on our assets securing this facility and terminating all restrictive covenants. In addition, the associated administrative and unused credit facility fees were eliminated.  As of the termination date, there were no outstanding borrowings under this facility, and TCM was in compliance with all of the applicable covenants.

TCM continues to believe that it is well positioned at June 30, 2010, with working capital of $591.9 million, including $482.8 million of cash, cash equivalents and short-term investments, $59.9 million of receivables, and $10.5 million of debt related to equipment financings.  TCM has sufficient cash, cash equivalents and short-term investments for the acquisition of Terrane, which is expected to require cash of approximately C$440 million upon the closing of the acquisition.  TCM intends to fund the remaining mill expansion costs at the Endako Mine and the Mt. Milligan construction costs over approximately the next two and a half years from a combination of (i) pro forma combined cash balances as of June 30, 2010 for TCM and March 31, 2010 for Terrane, as adjusted for the April 16, 2010 Terrane equity offering, of approximately $152 million (all amounts in U.S. dollars, unless otherwise noted), (ii) approximately $300 million of proceeds from the Gold Stream Transaction, if consummated, (iii) up to $250 million of debt finance in the form of equipment financing and a potential bank credit facility, (iv) internal cash generation, and (v) potential warrant proceeds, including Thompson Creek’s existing warrants due in 2011 (potential net proceeds of C$220 million) as well as the Terrane warrants due in 2011 and 2012 that will remain outstanding (potential net proceeds of approximately C$27 million). The Arrangement provides that Terrane is not obligated to consummate the Arrangement if TCM does not enter into a definitive agreement for the sale of gold proceeds with Royal Gold or another third party for proceeds of not less than $300 million or other financing of an equal or superior value as determined by Terrane’s board of directors.  There can be no assurance that a definitive Gold Stream Transaction will be entered into or that the acquisition of Terrane will be consummated.

Contractual Obligations

On December 9, 2009, Thompson Creek entered into a credit support agreement with British Columbia Hydro and Power Authority (“BC Hydro”), related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the expansion project, estimated at C$16.5 million.  Subsequent to the commissioning of the new mill and subject to annual measurements of incremental revenues following the mill’s commissioning, some or all of this financial assurance may thereafter be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The new mill facility is currently scheduled for completion in late 2011. The amount of the guarantee as of June 30, 2010 was C$16.5 million. As part of the financial guarantee, TCM provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro.  The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility, as discussed above.  At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

As of June 30, 2010, a shortfall in Endako’s future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

As of June 30, 2010, Thompson Creek had contractual obligations related to the mill expansion project at the Endako Mine of $48.7 million (75% share).

Other than those items noted above, there have been no material changes in our contractual obligations since year-end 2009. Refer to Item 7 in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 for further information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of June 30, 2010, TCM has commitments to purchase approximately 1.1 million pounds of molybdenum sulfide concentrate and to sell approximately 0.2 million pounds of molybdenum oxide in 2010, to be priced at a time after June 30, 2010.  In addition, TCM has committed to sell approximately 1.6 million pounds in 2010 and 2011 at an average market price of $17.12 per pound.  Refer to Note 5 of the financial statements contained herein.

Related Party Transactions

Consolidated sales to members of a group of companies affiliated with the other participant in the Endako Mine joint venture were $48.1 million and $12.1 million for the three months ended June 30, 2010 and 2009, respectively.  This represented approximately 32.4%, and 16.4% of TCM’s total revenues for the three months ended June 30, 2010 and 2009, respectively.  For the three months ended June 30, 2010 and 2009, TCM recorded management fee income of $0.1 million and $0.1 million, and selling and marketing costs of $0.3 million and $0.1 million from this group of companies, respectively.

Consolidated sales to this group were $81.7 million and $24.2 million for the six months ended June 30, 2010 and 2009, respectively.  This represented approximately 30.0%, and 15.9% of TCM’s total revenues for the six months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, TCM recorded management fee income of $0.2 million and $0.2 million, and selling and marketing costs of $0.5 million and $0.2 million from this group of companies, respectively.

As of June 30, 2010 and December 31, 2009, TCM’s accounts receivable included $10.8 million and $10.3 million, respectively, owing from this group of companies.

Refer to Note 12 of the financial statements contained herein.

Non-GAAP Financial Measures

In addition to the consolidated financial statements presented in accordance with US GAAP, TCM uses certain non-GAAP financial measures of its financial performance for the reasons described further below. The presentation of these measures is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with US GAAP, and the presentation of these measures may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with the results of operations as determined in accordance with US GAAP.

Adjusted Net Income, Adjusted Net Income Per Share — Basic and Diluted

Adjusted net income, and adjusted net income per share — basic and diluted, are referred to in this MD&A.  These are considered key measures by management in evaluating TCM’s performance.  These measures do not have standard meanings prescribed by US GAAP, and may not be comparable to similar measures presented by other companies.  Management believes these measures provide useful supplemental information to investors in order for them to evaluate TCM’s financial performance using the same measures as management.

Adjusted net income represents the net income prepared in accordance with US GAAP, adjusted for significant non-cash items.  For the second quarter of 2010 and 2009, the significant non-cash items were the non-cash gains and losses on the fair value adjustment related to our outstanding common stock purchase warrants.

On January 1, 2009, Thompson Creek was required to adopt the guidance issued by the Emerging Issues Task Force (“EITF”) that common stock purchase warrants with a strike price denominated in a currency other than the entity’s reporting currency are not considered linked to equity and therefore are to be accounted for as derivatives.  As a result of adopting this guidance, TCM’s outstanding common stock purchase warrants (“Warrants”) are accounted for as derivatives beginning January 1, 2009.  Thompson Creek recorded a cumulative adjustment to retained earnings upon adoption and subsequent changes to the fair value of the outstanding Warrants were recorded to the statements of operations at each quarter end.  The warrant holders’ right to exercise at

C$9.00 per share expires in October 2011. TCM notes that up until the expiration date of the Warrants in October 2011, only one of two scenarios will occur.  One is that the Warrants are exercised, and TCM receives cash (in C$).  The second is that the Warrants expire unexercised and no cash proceeds are received.  Thompson Creek does not have an obligation related to the recorded fair value that would require a cash payment, other than minor administrative expenses related to the exercise of Warrants.

Since a cash payment will never be required at the settlement of the Warrants, management does not consider gains or losses on the Warrants in its evaluation of TCM’s financial performance.

Adjusted net income per share (basic and diluted) is calculated using adjusted earnings as defined above divided by the weighted average basic and weighted average diluted shares outstanding during the period as determined in accordance with US GAAP.

The following tables reconcile net income presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income, and adjusted net income per share — basic and diluted, for the three and six months ended June 30, 2010 and 2009:

For the Three Months Ended June 30, 2010 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income	Shares (000’s)	$/share	Shares (000’s)	$/share

US GAAP measures	$126.5	139,791	$0.90	145,440	$0.87
Add (Deduct):
Unrealized (gain) loss on common stock warrants	(74.8)	139,791	(0.54)	145,440	(0.51)
Non-GAAP measures	$51.7	139,791	$0.37	145,440	$0.36

For the Three Months Ended June 30, 2009 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income	Shares (000’s)	$/share	Shares (000’s)	$/share

US GAAP measures	$(89.3)	122,451	$(0.73)	122,451	$(0.73)
Add (Deduct):
Unrealized loss on common stock warrants	83.0	122,451	0.68	122,451	0.68
Non-GAAP measures	$(6.3)	122,451	$(0.05)	122,451	$(0.05)

For the Six Months Ended June 30, 2010 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income	Shares (000’s)	$/share	Shares (000’s)	$/share

US GAAP measures	$127.6	139,711	$0.91	147,600	$0.86
Add (Deduct):
Unrealized (gain) loss on common stock warrants	(50.3)	139,711	(0.36)	147,600	(0.34)
Non-GAAP measures	$77.3	139,711	$0.55	147,600	$0.52

For the Six Months Ended June 30, 2009 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income	Shares (000’s)	$/share	Shares (000’s)	$/share

US GAAP measures	$(80.6)	122,353	$(0.66)	122,353	$(0.66)
Add (Deduct):
Unrealized loss on common stock warrants	83.3	122,353	0.68	122,353	0.68
Non-GAAP measures	$2.7	122,353	$0.02	122,353	$0.02

Cash Cost per Pound Produced and Average Realized Sales Price per Pound Sold

Cash cost per pound produced, weighted average cash cost per pound produced and average realized sales price per pound sold are considered key measures in evaluating TCM’s operating performance.  Cash cost per pound produced, weighted average cash cost per pound produced and average realized sales price per pound sold are not measures of financial performance, nor do they have a standardized meaning prescribed by US GAAP, and may not be comparable to similar measures presented by other companies.  Thompson Creek believes that these non-GAAP measures provide useful supplemental information to investors in order that they may evaluate TCM’s performance using the same measures as management and, as a result, the investor is afforded greater transparency in assessing TCM’s financial performance.  Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP.

Cash cost per pound produced represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced at each mine in the period. Such costs include stripping costs. Stripping costs represent the costs associated with the activity of removing overburden and other mine waste materials in the production phase of a mining operation.  Stripping costs that provide access to mineral reserves that will be produced in future periods are expensed under US GAAP as incurred.  Cash cost per pound produced excludes the effects of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion.  Cash cost for the Thompson Creek Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide) and an allocation of roasting and packaging costs from the Langeloth Facility. The weighted average cash cost per pound produced represents the cumulative total of the cash costs for the Thompson Creek Mine and the Endako Mine divided by the cumulative total production from the Thompson Creek Mine and the Endako Mine.

The average realized sales price per pound sold represents molybdenum sales revenue divided by the pounds sold.

The following table provides a reconciliation of cash costs and cash cost per pound produced, by mine, and operating expenses included in our consolidated statements of operations in the determination of net income (loss):

(US$ in millions except per pound amounts — Unaudited)

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Operating Expenses (in millions)	Pounds Produced (1) (000’s lbs)	$/lb	Operating Expenses (in millions)	Pounds Produced (1) (000’s lbs)	$/lb
Thompson Creek Mine
Cash costs — Non-GAAP (2)	$32.4	5,137	$6.31	$25.0	4,704	$5.32
Add/(Deduct):
Stock-based compensation	0.1			—
Inventory and other adjustments	(3.5)			5.8
GAAP operating expenses	$29.0			$30.8
Endako Mine
Cash costs — Non-GAAP (2)	$17.1	1,897	$9.00	$9.9	2,010	$4.94
Add/(Deduct):
Stock-based compensation	0.2			—
Inventory and other adjustments	(2.0)			(1.8)
GAAP operating expenses	$15.3			$8.1

Other operations GAAP operating expenses (3)	$29.5			$13.4
GAAP consolidated operating expenses	$73.8			$52.3
Weighted-average cash cost — Non-GAAP	$49.5	7,034	$7.06	$35.0	6,714	$5.21

(US$ in millions except per pound amounts — Unaudited)

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Operating Expenses (in millions)	Pounds Produced (1) (000’s lbs)	$/lb	Operating Expenses (in millions)	Pounds Produced (1) (000’s lbs)	$/lb
Thompson Creek Mine
Cash costs — Non-GAAP (2)	$62.3	11,435	$5.45	$50.6	9,077	$5.57
Add/(Deduct):
Stock-based compensation	1.0			—
Inventory and other adjustments	(2.3)			8.4
GAAP operating expenses	$61.0			$59.0
Endako Mine
Cash costs — Non-GAAP (2)	$31.4	3,868	$8.11	$20.3	3,694	$5.50
Add/(Deduct):
Stock-based compensation	0.8			—
Inventory and other adjustments	(3.0)			1.7
GAAP operating expenses	$29.2			$22.0

Other operations GAAP operating expenses (3)	$59.9			$29.7
GAAP consolidated operating expenses	$150.1			$110.7
Weighted-average cash cost — Non-GAAP	$93.7	15,303	$6.14	$70.9	12,771	$5.55

(1)  Mined production pounds are molybdenum oxide and HPM from our share of the production from the mines; excludes molybdenum processed from purchased product.

(2)  Cash costs represent the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced in the period.  Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion.  The cash cost for the Thompson Creek Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs from the Thompson Creek Mine to the Langeloth Facility.

(3)  Other operations represent activities related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility and exclude product volumes and costs related to the roasting and processing of Thompson Creek Mine and Endako Mine concentrate. The Langeloth Facility costs associated with roasting and processing of Thompson Creek Mine and Endako Mine concentrate are included in their respective operating results above.

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

Asset Impairments

TCM performs an impairment analysis on an annual basis or more often when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. In 2009, Thompson Creek changed its impairment testing measurement date from December 31 to October 1 to more closely align the impairment testing date with TCM’s long-range planning and forecasting process.  Thompson Creek believes that the resulting change will not delay, accelerate, or avoid an impairment charge.  TCM believes this accounting change is preferable as this date provides additional time prior to year end to complete the impairment testing and report the results of those tests as part of the annual financial reporting to shareholders and other investors.

As of October 1, 2009 TCM evaluated its long-lived assets and goodwill for impairment using a net recoverable amount (undiscounted net cash flow) approach and a fair-value based approach, respectively. The economic environment, molybdenum prices and TCM’s stock price were considered as impairment indicators for the purposes of these impairment assessments as of October 1, 2009.  TCM’s impairment evaluation as of October 1, 2009 did not result in the identification of any impairment.

However, there may be future impairment charges if there are declines in the market price of TCM’s common shares, molybdenum prices, the future value of proven and probable mineral reserves, and significant changes in operating costs, level of capital expenditures, currency exchange, discount and interest rates.  Such future impairment charges could have a material impact on TCM’s financial statements.

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

Income and Mining Taxes

In preparing the consolidated financial statements, TCM estimated the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates and laws is recognized in income (loss) in the period in which such changes are enacted.

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized.  In determining the amount of the valuation allowance, TCM considered estimated future taxable income, carry backs, as well as feasible tax planning strategies in each jurisdiction.   If TCM determines that all or a portion of the deferred tax assets will not be realized, a valuation allowance will be increased with a charge to income tax expense.  Conversely, if TCM makes a determination that TCM ultimately will be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

The determination of TCM’s tax expense and its future tax assets and liabilities involves significant management estimation and judgment involving a number of assumptions.  In determining these amounts, management interprets tax legislation in a variety of jurisdictions and makes estimates of the expected timing of the reversal of future tax assets and liabilities.  Management also makes estimates of future earnings which affect cross-border tax rate assumptions, tax planning strategies and the extent to which potential future tax benefits may be used.  TCM is subject to assessments by various taxation authorities which may interpret tax legislation differently.  These differences may affect the final amount or the timing of the payment of taxes.  TCM provides for such differences where known based on management’s best estimate of the probable outcome of these matters.

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

Outstanding Share Data

Common shares and convertible securities outstanding as of August 5, 2010 are as follows:

Security	Expiry Dates	Exercise Price (C$)	Common Shares on Exercise (000’s)

Common shares			139,792
Warrants	October 23, 2011	$9.00	24,504
Share options	August 11, 2010 to November 6, 2013	$2.94 to $23.93	5,834
Restricted stock units	May 6, 2013		209
Performance share units	May 6, 2013		240
			170,579

Forward-looking Statements

This Quarterly Report on Form 10-Q contains ‘‘forward-looking information’’ within the meaning of the United States Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation.  Often, but not always, forward-looking statements can be identified by the use of words such as ‘‘plans’’, ‘‘expects’’, ‘‘is expected’’, ‘‘budget’’, ‘‘scheduled’’, ‘‘estimates’’, ‘‘forecasts’’, ‘‘intends’’, ‘‘anticipates’’, or ‘‘believes’’ or variations (including negative variations) of such words and phrases, or state that certain actions, events or results ‘‘may’’, ‘‘could’’, ‘‘would’’, ‘‘might’’ or ‘‘will’’ be taken, occur or be achieved.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Thompson Creek and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Examples of forward-looking information include, but are not limited to, statements with respect to the future financial or operating performance of Thompson Creek or its subsidiaries and its projects, the estimation of mineral reserves and resources, the realization of mineral reserve estimates, the timing and amount of estimated future production, costs of production, capital, operating and exploration expenditures, costs and timing of the development of new deposits of Thompson Creek including Mt. Emmons and Davidson, costs and timing of future exploration, requirements for additional capital, benefits of the Terrane acquisition to Thompson Creek shareholders including: the ability for Thompson Creek to diversify its assets; the benefits of the Gold Stream Transaction, if consummated; the ability to finance future projects without equity dilution and Thompson Creek’s potential to obtain significant production growth by 2013; the achievement of the mine plan at Mt. Milligan including: the estimated mine life; the expected annual production; and ability to create up to 400 direct permanent jobs, the breakdown of how Thompson Creek intends to fund the initial capital cost at Mt. Milligan; the commissioning of a mine and mill complex at Mt. Milligan in 2013; Thompson Creek’s expected 2010 molybdenum production, the expected increase in Thompson Creek’s share of annual production resulting from the expansion of the Endako mine; the execution of a definitive Gold Stream Transaction, Thompson Creek’s expected fully diluted share count following the transaction, the objectives and timing of the Arrangement and Gold Stream Transaction, the ability for the closing conditions to be satisfied in connection with the Arrangement, disruption to Thompson Creek’s business as a result of the Arrangement, and Thompson Creek’s ability to achieve its expected growth strategy.

Such factors include, among others, risks related to general business, economic, competitive, political and social uncertainties including the current global recessionary economic conditions, the associated low molybdenum prices and the levels of disruption and continuing illiquidity in the credit markets; risks related to foreign currency fluctuations; energy prices & fluctuations; title disputes or claims; limitations of insurance coverage; changes in governmental regulation of mining operations; risks related to the volatility of Thompson Creek’s share price; changes in environmental regulation; the actual results of current exploration activities; actual results of reclamation activities; conclusions of economic evaluations; changes in project parameters as plans continue to be refined; possible variations of ore grade or recovery rates; impurities and toxic substances in the mined material, failure of plant, equipment or processes to operate as anticipated; the age of the Langeloth Facility; structural integrity and old equipment at the Endako Mine; accidents, labour disputes and other risks of the mining industry; access to skilled labour; relations with employees; dependence upon key management personnel and executives; political instability, insurrection or war; disruption of transportation services; increased transportation costs and delays in obtaining governmental permits and approvals, or financing or in the completion of development or construction activities.  Additional factors that could cause Thompson Creek’s results to differ from those described in the forward-looking information can be found in the section entitled ‘‘Risk Factors’’ in Thompson Creek’s current Annual Report on Form 10-K, as amended, and subsequent documents filed on EDGAR at www.sec.gov and on SEDAR at www.sedar.com. Although Thompson Creek has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results to differ from those anticipated, estimated or intended. Forward-looking statements contained herein are made as of the date of this Form 10-Q and Thompson Creek disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or results or otherwise, except as required by law.  There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements.  Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements.

Readers should refer to Thompson Creek’s current Annual Report on Form 10-K, as amended, which is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and other continuous disclosure documents available at www.sedar.com and www.sec.gov for further information on ore reserves and mineralized material, which is subject to the qualifications and notes set forth therein.

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

The following table sets forth TCM’s outstanding provisionally-priced contracts as of June 30, 2010, which all mature in 2010:

Pounds to be Sold/Purchased (000’s lb)
Provisionally priced sales	248
Provisionally priced purchases	1,078

Beginning October 1, 2009, TCM elected to apply the normal purchases and normal sales scope exception to its fixed-priced contracts in accordance with derivative and hedge accounting guidance.  The mark-to-market net asset of $3.5 million, as of September 30, 2009, is being amortized to molybdenum sales revenue as TCM makes the physical deliveries related to those contracts.  As of June 30, 2010, the remaining unamortized balance is $1.7 million and was $1.8 million at December 31, 2009.

TCM also enters into certain molybdenum sales contracts where it sells future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. The following table sets forth TCM’s outstanding fixed price molybdenum sales contracts as of June 30, 2010:

	2010	2011
Molybdenum committed (000’s lb)	1,135	417
Average price ($/lb)	$15.70	$21.00

In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of June 30, 2010, TCM had commitments to purchase approximately 3.0 million pounds of molybdenum sulfide concentrates throughout the rest of 2010 to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

Foreign Currency Exchange Risk

As a company operating in North America, TCM transacts business in various currencies in the normal course of its operations and for capital expenditures related to the Endako mill expansion.  Foreign currency transactions at TCM’s Canadian operations increase its risk as exchange rates can change between the time agreements are made and the time foreign currency transactions are settled.  TCM uses foreign currency forward contracts to mitigate the exchange risk of US dollars for foreign currency dollars at future dates. The terms of these contracts are typically less than one year. As of June 30, 2010, TCM had open forward currency contracts to purchase $0.6 million Australian dollars at a US dollar to Australian dollar exchange rate of 1 to 1.14 for purchases related to the Endako Mill expansion equipment.  At December 31, 2009, TCM had no open forward currency contracts.

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

The Chief Executive Officer and Chief Financial Officer, with the assistance of TCM’s management and Disclosure Committee, have evaluated the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2010. On the basis of this review, TCM’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period,  TCM’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed in reports that TCM files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in TCM’s internal control over financial reporting that occurred in the second quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

On May 18, 2010, Reginald Louis, Chief of the Stellat’en First Nation, (on his own behalf and on behalf of all the members of the Stellat’en First Nation) and the Stellat’en First Nation filed a petition in the Supreme Court of British Columbia against Her Majesty the Queen in Right of the Province of British Columbia, as represented by the Minister of Energy, Mines and Petroleum Resources and The Chief Inspector of Mines, and TCM.

The petitioners allege that the Endako Mine and the planned project for its expansion (the “Mine Expansion Project”) represent significant infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the Crown has breached its duty to consult with, and if necessary provide accommodation to, the Stellat’en First Nation in relation to the impacts of the Endako Mine and the Mine Expansion Project.

The petitioners seek a declaration that the Crown has not fulfilled its duty to consult with them in relation to the Mine Expansion Project (including consideration of the whole impact of the mining operation for the life of the Endako Mine on their asserted aboriginal rights and title), a declaration that the mining permits and/or tenures held by TCM, including the Mines Act permit amendment issued on or about October 29, 2008 which allows for construction of an expanded mill at the Endako Mine (the “Permit Amendment”), are invalid, an order quashing or setting aside the decision to issue the Permit Amendment, and an injunction prohibiting further construction or alterations to the Endako Mine relating to the Mine Expansion Project.

The Crown and TCM have not yet filed materials in response to the petition and the matter has not yet been set for hearing.

Item 1A.  Risk Factors.

Item 1A (“Risk Factors”) of TCM’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 sets forth information relating to important risks and uncertainties that could materially adversely affect TCM’s business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of TCM’s business, financial condition and operating results for the quarter ended June 30, 2010.  Set forth below are certain additional risk factors that supplement the risk factors previously disclosed in TCM’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009:

TCM may be unable to consummate its proposed acquisition of Terrane or the Gold Stream Transaction, which may negatively impact TCM’s stock price and reputation, operations and financial condition.

TCM’s proposed acquisition of Terrane is anticipated to close within three months. However, this acquisition must be approved by Terrane’s shareholders before it can be finalized. Consummation of the acquisition is also subject to approval by the Supreme Court of British Columbia, the receipt of required regulatory approvals and the satisfaction of other closing conditions. In addition, TCM and Royal Gold have made progress regarding certain material open issues relating to the purchase and sale agreement (Exhibit 1 to the Letter Agreement with Royal Gold), including the terms of Section 8.6 of the purchase and sale agreement and the underlying security agreements and exhibits thereto. However, even though TCM and Royal Gold expect to resolve the issue soon, the parties have not yet finalized the agreements and there is no assurance that such negotiations will be successful.  The arrangement agreement with Terrane provides that Terrane is not obligated to consummate the acquisition if we do not enter into a definitive agreement for the sale of gold proceeds with Royal Gold or another third party for proceeds of not less that $300 million or other financing of an equal or superior value as determined by Terrane’s board of directors.  There can be no assurance that a definitive Gold Stream Transaction will be entered into or that the acquisition of Terrane will be consummated.  If either the Terrane acquisition or the Gold Stream Transaction is not completed for any reason or is materially delayed, TCM’s stock price and reputation, operations and financial condition may be harmed.  In addition, TCM could be subject to litigation related to any failure to complete the Terrane acquisition or Gold Stream Transaction.

Lawsuits may be filed against TCM and Terrane challenging the acquisition, and any such pending or threatened lawsuit may prevent the acquisition from being completed.

One of the conditions to the closing of the acquisition is that there shall not be pending or threatened by or before any governmental authority any proceeding that seeks to prevent the consummation of the acquisition or seeks damages from TCM in the event the acquisition is consummated.  Accordingly, any lawsuits filed relating to the Terrane acquisition may prevent the acquisition from becoming effective, or from becoming effective within the expected timeframe.

TCM’s anticipated acquisition of Terrane may require debt financing, which may substantially increase its debt leverage.

                In the event TCM does not enter into a definitive Gold Stream Transaction, TCM may need to raise substantially more funds than are currently contemplated to fund the Terrane acquisition and the Mt. Milligan project in the future. Regardless of whether TCM enters into a definitive Gold Stream Transaction, in the event the acquisition of Terrane is consummated, TCM’s existing resources may be insufficient to fund the future Mt. Milligan construction costs. Accordingly, TCM may need to raise debt financing in the future, which may include, but not be limited to, financing in the form of equipment financing, a debt offering or a potential bank credit facility.  TCM cannot assure you that such financing will be available upon acceptable terms or at all.  If TCM needs to finance the Terrane acquisition and/or the Mt. Milligan construction costs partially with borrowed funds and is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these debt obligations, TCM would default under the terms of the applicable finance or loan agreement. Any such default would likely result in an acceleration of the repayment obligations to such lender as well as potential cross defaults to TCM’s existing lenders.  Even if TCM is able to meet its debt service obligations, the amount of debt TCM undertakes could adversely affect it in a number of ways, including by, limiting its ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes, limiting TCM’s flexibility in planning for, or reacting to, changes in our business, or placing TCM at a competitive disadvantage relative to its competitors who have lower levels of debt.

After completion of the acquisition, TCM may fail to realize the anticipated benefits and cost savings of the acquisition, which could have a material adverse effect on its stock price and business, financial condition and results of operations.

TCM entered into the arrangement agreement with Terrane with the expectation that the acquisition will result in benefits to TCM, including the realization of certain cost synergies. TCM’s ability to realize these anticipated benefits and cost savings is subject to certain risks, including:

•      TCM’s ability to successfully combine the businesses of TCM and Terrane;

•      whether the combined businesses will perform as expected;

•      the possibility that TCM paid more than the value it will derive from the acquisition;

•      the reduction of TCM’s cash available for operations and other uses, the increase in amortization expense related to identifiable assets acquired and the incurrence of indebtedness to finance the acquisition; and

•      the assumption of certain known and unknown liabilities of Terrane.

If TCM is not able to successfully combine the businesses of TCM and Terrane within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected and the value of TCM’s common stock may be adversely affected.

TCM and Terrane have operated and, until the completion of the acquisition, will continue to operate, independently. It is possible that the integration process could result in the loss of key TCM and Terrane employees, the disruption of each company’s ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-closing integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of Terrane into TCM’s operations in order to realize the anticipated benefits of the acquisition so the combined business performs as expected, include, among other things:

•      combining the companies’ sales, marketing and operations;

•      integrating the companies’ technologies, products and services;

•      identifying and eliminating redundant and underperforming operations and assets;

•      harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•      consolidating the companies’ corporate, administrative and information technology infrastructure; and

•      maintaining existing agreements with customers and suppliers and avoiding delays in entering into new agreements with prospective customers and suppliers.

In addition, at times, the attention of certain members of TCM’s and Terrane’s management and resources may be focused on the completion of the acquisition and the integration of the companies and diverted from day-to-day business operations, which may disrupt each of the companies’ ongoing business and the business of the combined company.  If TCM fails to realize the anticipated benefits of the acquisition, it could have a material adverse effect on TCM’s stock price and business, financial condition and results of operations following the acquisition.

TCM and Terrane may have difficulty attracting, motivating and retaining executives and other key employees in light of the acquisition.

Uncertainty about the effect of the acquisition on TCM and Terrane employees may have an adverse effect on each company and consequently the combined business. This uncertainty may impair TCM’s and Terrane’s ability to attract, retain and motivate key personnel until the acquisition is completed. Employee retention may be particularly challenging during the pendency of the acquisition, as employees of TCM and Terrane may experience uncertainty about their future roles with the combined business. Additionally, Terrane’s officers and employees may own shares of Terrane’s common stock and/or have vested stock option grants and, if the acquisition is completed, may therefore be entitled to the acquisition consideration, the payment of which could provide sufficient financial incentive for certain officers and employees to no longer pursue employment with the combined business. If key employees of TCM or Terrane depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire not to become employees of the combined business, TCM may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, which could reduce TCM’s ability to realize the anticipated benefits of the acquisition.

TCM will incur significant transaction and acquisition-related costs in connection with the acquisition of Terrane.

TCM expects to incur a number of non-recurring costs associated with combining the operations of the two companies. TCM will incur transaction fees and costs related to formulating and implementing integration plans. TCM continues to assess the magnitude of these costs and additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although TCM expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow TCM to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

TCM’s business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.

TCM is subject to changing rules and regulations of federal and state government as well as the stock exchange on which its common stock is listed. These entities, including the Public Company Accounting Oversight Board, the United States Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access, as well as additional disclosure requirements regarding mine safety that will impact TCM.

Although Thompson Creek has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results to differ from those anticipated, estimated or intended. Forward-looking statements contained herein are made as of the date of this Form 10-Q and Thompson Creek disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or results or otherwise, except as required by law.  There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements.  Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Pursuant to Section 1503 of the Dodd-Frank Act, included below is information regarding certain citations and orders received at the Thompson Creek Mine during the quarter ended June 30, 2010 under the Federal Mine Safety and Health Act of 1977, or the Act:

•	TCM received four significant and substantial citations under Section 104(a) of the Act.
•	TCM received zero orders under Section 104(b) of the Act.
•	TCM received zero citations or orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Act.
•	TCM received zero flagrant violations under Section 110(b)(2) of the Act.
•	TCM received one imminent danger order under Section 107(a) of the Act.

While not all of these have been assessed by the Mine Safety and Health Administration, or MSHA, under the Act as of the date of this Quarterly Report on Form 10-Q, TCM’s total dollar value of proposed assessments from MSHA related to the above-mentioned citations and order is US$1,697.  There have been no mining-related fatalities during the quarter ended June 30, 2010.

In addition, TCM has not received any written notice from MSHA during the quarter ended June 30, 2010 regarding (i) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health or safety hazards under Section 104(e) of the Act, or (ii) the potential to have such a pattern.

Finally, TCM has four citations pending before the Federal Mine Safety and Health Review Commission, which in total include proposed assessments of US$7,022.

TCM has taken measures to remedy all of the aforementioned citations and orders under the Act, each of which MSHA has approved. None of these citations or orders are expected by management to, individually or in the aggregate, have a material adverse effect on TCM.

Item 6.  Exhibits

Exhibits:

10.1

Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the Definitive Proxy Statement filed by Thompson Creek Metals Company Inc. with the SEC on April 8, 2010).

10.2

Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to the Definitive Proxy Statement filed by Thompson Creek Metals Company Inc. with the SEC on April 8, 2010).

10.3	Amendments to the Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated herein by reference to the Definitive Additional Materials filed with the SEC on April 23, 2010).
31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
101

The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the six months ended June 30, 2010, filed on August 5, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) document and entity information, and (v) related notes to these financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the officially publicly filed financial statements of Thompson Creek Metals Company Inc. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMPSON CREEK METALS COMPANY INC.
Registrant

August 5, 2010	/s/ Kevin Loughrey
Date	KEVIN LOUGHREY,
Chairman, Chief Executive Officer and Director

August 5, 2010	/s/ Pamela L. Saxton
Date	PAMELA L. SAXTON,
Chief Financial Officer and Vice President,
Finance, (Principal Financial Officer and
Principal Accounting Officer)