Form 10-Q
period 2010-09-30
Thompson Creek Metals CO Inc.
filed 2010-11-04
CIK 1415020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 4, 2010 there were of record 164,315,150 shares of Common Stock, no par value, outstanding.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(in millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$457.9	$158.5
Short-term investments	35.1	353.0
Accounts receivable—trade	63.8	32.4
Accounts receivable—related parties	9.6	10.3
Product inventory	66.0	43.5
Material and supplies inventory	33.0	34.5
Prepaid expense and other current assets	3.2	6.0
Income tax receivable	6.7	4.8
	675.3	643.0
Property, plant and equipment, net	735.4	605.7
Restricted cash	19.9	16.8
Reclamation deposits	26.7	30.3
Goodwill	47.0	47.0
Other assets	0.5	1.8
	$1,504.8	$1,344.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$59.4	$29.9
Income and mining taxes payable	—	3.6
Current portion of long-term debt	2.9	3.7
Deferred income tax liabilities	6.7	6.7
	69.0	43.9
Long-term debt	7.0	9.2
Other liabilities	25.4	24.6
Asset retirement obligations	26.2	24.8
Common stock warrant derivatives	85.6	115.4
Deferred income tax liabilities	136.4	141.3
	349.6	359.2
Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock, no-par, 139,844,091 and 139,511,257 shares issued and outstanding, as of September 30, 2010 and December 31, 2009, respectively	700.4	697.1
Additional paid-in capital	49.4	45.7
Retained earnings	391.5	232.8
Accumulated other comprehensive income	13.9	9.8
	1,155.2	985.4
	$1,504.8	$1,344.6

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
REVENUES
Molybdenum sales	$157.1	$111.8	$426.6	$258.6
Tolling, calcining and other	4.7	2.6	11.4	8.6
Total revenues	161.8	114.4	438.0	267.2
COSTS AND EXPENSES
Operating expenses	89.8	62.5	239.9	173.2
Selling and marketing	2.3	1.9	5.6	4.6
Depreciation, depletion and amortization	12.7	11.6	35.6	32.0
Accretion expense	0.4	0.3	1.2	1.0
General and administrative	7.7	4.5	21.9	17.6
Exploration	3.3	1.2	6.8	4.9
Total costs and expenses	116.2	82.0	311.0	233.3
OPERATING INCOME	45.6	32.4	127.0	33.9
OTHER (INCOME) AND EXPENSE
Change in fair value of common stock warrants	20.5	15.7	(29.8)	99.0
Loss (gain) on foreign exchange	(6.7)	6.8	(8.0)	10.7
Interest (income) expense, net	(0.1)	(0.4)	(0.4)	(0.8)
Other	(0.4)	—	(0.7)	(0.4)
Total other (income) and expense	13.3	22.1	(38.9)	108.5
Income (loss) before income and mining taxes	32.3	10.3	165.9	(74.6)
Income and mining tax expense	1.2	11.7	7.2	7.4
NET INCOME (LOSS)	$31.1	$(1.4)	$158.7	$(82.0)
NET INCOME (LOSS) PER SHARE
Basic	$0.22	$(0.01)	$1.14	$(0.66)
Diluted	$0.22	$(0.01)	$1.08	$(0.66)
Weighted average number of common shares
Basic	139.8	125.9	139.7	123.5
Diluted	142.9	125.9	146.5	123.5

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
OPERATING ACTIVITIES
Net income (loss)	$31.1	$(1.4)	$158.7	$(82.0)
Items not affecting cash:
Change in fair value of common stock warrants	20.5	15.7	(29.8)	99.0
Depreciation, depletion and amortization	12.7	11.6	35.6	32.0
Accretion expense	0.4	0.3	1.2	1.0
Stock-based compensation	1.6	0.9	5.8	6.3
Deferred income tax benefit	5.5	2.5	2.6	(8.7)
Unrealized loss on derivative instruments	(0.6)	(0.8)	0.7	0.9
Change in working capital accounts (Note 13)	(12.2)	(4.6)	(49.0)	19.2
Cash generated by operating activities	59.0	24.2	125.8	67.7
INVESTING ACTIVITIES
Short-term investments	233.9	9.6	319.5	(172.2)
Capital expenditures	(56.8)	(13.1)	(147.3)	(54.4)
Restricted cash	(0.7)	(0.1)	(3.2)	(1.9)
Reclamation deposits	3.7	—	3.7	(2.6)
Cash generated (used) in investing activities	180.1	(3.6)	172.7	(231.1)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, net	0.2	199.8	2.3	203.5
Repayment of long-term debt	(0.7)	(1.3)	(3.1)	(4.0)
Cash generated (used) by financing activities	(0.5)	198.5	(0.8)	199.5
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3.7	6.9	1.7	9.4
INCREASE IN CASH AND CASH EQUIVALENTS	242.3	226.0	299.4	45.5
Cash and cash equivalents, beginning of period	215.6	77.5	158.5	258.0
Cash and cash equivalents, end of period	$457.9	$303.5	$457.9	$303.5
Supplementary cash flow information (Note 13)

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY and COMPREHENSIVE INCOME

Nine Months Ended September 30, 2010

(Unaudited)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
	(in millions, except share data in thousands)

Balances at January 1, 2010	139,511	$697.1	$45.7	$232.8	$9.8	$985.4
Amortization of stock-based compensation	—	—	4.7	—	—	4.7
Stock option exercises	333	3.3	(1.0)	—	—	2.3
Comprehensive income:
Net income	—	—	—	158.7	—	158.7
Foreign currency translation	—	—	—	—	4.1	4.1
Total comprehensive income	—	—	—	—	—	162.8
Balances at September 30, 2010	139,844	$700.4	$49.4	$391.5	$13.9	$1,155.2

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted. This report should be read in conjunction with Thompson Creek Metals Company Inc.’s (“TCM” or the “Company”) consolidated financial statements and notes contained in its 2009 Annual Report on Form 10-K, as amended on Form 10-K/A (the “2009 Form 10-K”) filed with the Securities and Exchange Commission. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported.  Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. TCM bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

The consolidated financial statements include the accounts of TCM and its subsidiaries, and intercompany accounts and transactions have been eliminated in consolidation.  Financial amounts are presented in United States (“US”) dollars unless otherwise stated.  References to C$ are Canadian dollars.

2. Healthcare Legislation

On March 30, 2010, the President of the United States signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the “Acts”).  As a result of this legislation, the tax treatment related to the Medicare Part D subsidy has changed requiring companies to determine the financial impact, if any.  TCM has evaluated the change in tax treatment for Medicare Part D and has determined that there was no impact on TCM’s consolidated financial statements.  TCM is continuing to evaluate the other provisions of the Acts and is not able to determine at this time the potential impact the Acts may have on the consolidated financial statements.

3. Inventory

The carrying value of product inventory is as follows:

	September 30, 2010	December 31, 2009
Finished product	$48.6	$27.7
Work-in-process	12.2	13.2
Stockpiled ore	5.2	2.6
	$66.0	$43.5

As of September 30, 2010 and December 31, 2009, the market value of TCM’s inventory exceeded the carrying value.  For the nine months ended September 30, 2009, TCM recorded a lower of cost or market adjustment of $0.8 million in its consolidated statements of operations.

4. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	September 30, 2010	December 31, 2009
Mining properties	$323.8	$320.2
Mining equipment	254.9	213.3
Processing facilities	120.8	113.9
Construction in progress	202.7	86.2
Other	5.9	2.7
	908.1	736.3
Less: Accumulated depreciation, depletion and amortization	(172.7)	(130.6)
	$735.4	$605.7

The construction in progress balance included $168.6 million and $63.9 million related to the mill expansion project at the Endako Mine as of September 30, 2010 and December 31, 2009, respectively.

5. Derivative Financial Instruments

TCM enters into various derivative financial instruments in its normal course of operations.  None of TCM’s derivative instruments are treated as hedges, and all are recorded on the consolidated balance sheet at fair value with changes in fair value recorded to the consolidated statements of operations, except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception. TCM is exposed to credit loss when counterparties with which it has entered into derivative transactions are unable to pay. To reduce counterparty credit exposure, TCM deals only with a group of large credit-worthy financial institutions and limits credit exposure to each. TCM believes the counterparties to the contracts to be credit-worthy entities, and; therefore, TCM believes credit risk of counterparty non-performance is relatively low.  For information regarding the nature and types of TCM’s derivatives, see the references noted in the following tables.

The following table summarizes the location and fair value amounts of all derivative financial instruments in the consolidated balance sheets:

		Fair Value
Derivative Type	Balance Sheet Classification	September 30, 2010	December 31, 2009
Derivative assets
Provisionally-priced sales (a)	Accounts receivable—trade	$—	$(0.1)
Fixed-priced contracts—current (b)	Prepaid expense and other current assets	1.4	0.9
Fixed-priced contracts—noncurrent (b)	Other assets	0.5	1.7
Forward currency contracts (c)	Prepaid expense and other current assets	0.5	—
Total derivative assets		$2.4	$2.5
Derivative liabilities
Fixed-priced contracts (b)	Accounts payable and accrued liabilities	$0.1	$0.8
Common stock warrant derivatives (d)	Common stock warrant derivatives	85.6	115.4
Total derivative liabilities		$85.7	$116.2

The following table sets forth the gains (losses) on derivative instruments for the three and nine months ended September 30, 2010 and 2009:

		Gain/(loss) for the Three Months Ended		Gain/(loss) for the Nine Months Ended
Derivative Type	Statement of Operations Classification	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Provisionally-priced sales (a)	Molybdenum sales	$—	$(0.1)	$(0.9)	$0.2
Provisionally-priced purchases (a)	Operating expenses	0.1	(0.3)	(2.3)	(1.6)
Fixed-priced contracts (b)	Molybdenum sales	0.1	(0.1)	(0.1)	(1.0)
Forward currency contracts (c)	(Loss) gain on foreign exchange	2.8	0.3	2.8	0.5
Common stock warrant derivatives (d)	Change in fair value of common stock warrants	(20.5)	(15.7)	29.8	(99.0)
		$(17.5)	$(15.9)	$29.3	$(100.9)

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

The following table sets forth TCM’s outstanding provisionally-priced contracts as of September 30, 2010, which all mature in 2010:

Pounds to be Sold/Purchased (000’s lb)
Provisionally-priced sales	497
Provisionally-priced purchases	630

(b)                               Fixed-Priced Contracts

TCM’s earnings and operating cash flows are affected by changes in market prices for molybdenum. To mitigate a portion of this risk, TCM enters into certain molybdenum sales contracts where it sells future molybdenum production at fixed prices. These fixed prices may be different than published market prices at the date of sale.

Beginning October 1, 2009, TCM elected to apply the normal purchases and normal sales scope exception to its fixed-priced contracts in accordance with derivative and hedge accounting guidance.  The mark-to-market net asset of $3.5 million, as of September 30, 2009, is being amortized to molybdenum sales revenue as TCM makes the physical deliveries related to those contracts.  As of September 30, 2010 and December 31, 2009, the remaining unamortized net balance was $1.8 million and $1.8 million, respectively.  Since December 31, 2009, the amortization has resulted in no change in the net balance due to offsetting asset and liability positions.

The following table sets forth TCM’s outstanding fixed-priced molybdenum sales contracts as of September 30, 2010:

	2010	2011
Molybdenum committed (000’s lb)	265	459
Average price ($/lb)	$16.53	$20.49

(c)                                Forward Currency Contracts

As a company operating in North America, TCM transacts business in various currencies in the normal course of its operations and for capital expenditures.  Foreign currency transactions at TCM’s Canadian operations increase its risk as exchange rates can change between the time agreements are made and the time foreign currency transactions are settled.  TCM uses foreign currency forward contracts to mitigate the exchange risk of US dollars for foreign currency dollars at future dates. The terms of these contracts are typically less than one year.  As of September 30, 2010, in anticipation of the Terrane acquisition, TCM had open forward currency contracts to purchase $175 million Canadian dollars at a weighted-average US dollar to Canadian dollar exchange rate of 1 to 1.03, which all settle during the fourth quarter of 2010.  At December 31, 2009, TCM had no open forward currency contracts.

(d)                               Common Stock Warrant Derivatives

As described in Note 3 of the financial statements in TCM’s 2009 Form 10-K under “Common stock warrant derivatives”, TCM is required to account for its common stock warrants as derivative liabilities with changes in fair value recorded to earnings.  As of September 30, 2010, TCM had 24.5 million warrants outstanding.   There were nil and 501 warrant exercises during the nine months ended September 30, 2010 and 2009, respectively.

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

	Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Provisionally-priced sales	$—	$—	$—	$—
Fixed-priced contracts—current	1.4	—	—	1.4
Fixed-priced contracts—noncurrent	0.5	—	—	0.5
Foreign currency contracts	0.5	—	0.5	—
	$2.4	$—	$0.5	$1.9
Liabilities:
Common stock warrant derivatives	$85.6	$85.6	$—	$—
Fixed-priced contracts—current	0.1	—	—	0.1
	$85.7	$85.6	$—	$0.1

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Provisionally-priced sales	$(0.1)	$—	$(0.1)	$—
Fixed-priced contracts—current	0.9	—	—	0.9
Fixed-priced contracts—noncurrent	1.7	—	—	1.7
	$2.5	$—	$(0.1)	$2.6
Liabilities:
Common stock warrant derivatives	$115.4	$115.4	$—	$—
Fixed-priced contracts—current	0.8	—	—	0.8
	$116.2	$115.4	$—	$0.8

The following table sets forth a summary of the fair value of TCM’s Level 3 financial assets and liabilities for the nine months ended September 30, 2010:

Fixed- Priced Contracts
Balance at January 1, 2010	$1.8
Unrealized and realized (loss)	—
Balance at September 30, 2010	$1.8

As of September 30, 2010 and December 31, 2009, the carrying values of TCM’s financial assets and liabilities are not significantly different from their fair values.

7. Long-term Debt

Effective February 2, 2010, TCM voluntarily terminated its $35 million revolving line of credit that was secured by a significant amount of TCM’s assets.  At the time of termination, TCM had no amount outstanding on this revolving line of credit.

8. Commitments and Contingencies

In the normal course of operations, TCM may be subject to litigation.  As of September 30, 2010, there are no material litigation matters.  In May 2010, TCM received notification of a petition filed in the Supreme Court of British Columbia by the Stellat’en First Nation claiming that the British Columbia Ministry of Energy, Mines and Petroleum Resources has not fulfilled its duty to consult with or accommodate Stellat’en’s asserted aboriginal rights and title interests in relation to the mill expansion project at the Endako Mine.  The petition names TCM, a 75% owner of the Endako Mine, as one of the parties involved but does not cite TCM in any of its claims regarding the lack of consultation.

In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of September 30, 2010, TCM had commitments to purchase approximately 2.1 million pounds of molybdenum sulfide concentrate throughout the remainder of 2010, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

As of September 30, 2010, TCM had contractual obligations related to the mill expansion project at the Endako Mine of $43.0 million (75% share).

On December 9, 2009, TCM entered into a credit support agreement with British Columbia Hydro and Power Authority (“BC Hydro”) related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the expansion project, estimated at C$16.5 million.  Subsequent to the commissioning of the new mill and subject to annual measurements of BC Hydro’s incremental revenues following the mill’s commissioning, some or all of this financial assurance may, thereafter, be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The new mill facility is currently scheduled for completion in late 2011. The amount of the guarantee as of September 30, 2010 was C$16.5 million. As part of the financial guarantee, TCM provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro.  The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility, as discussed above.  At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

As of September 30, 2010, a shortfall in Endako’s future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

9. Income and Mining Taxes

Income and mining taxes for the three and nine months ended September 30, 2010 were an expense of $1.2 million and $7.2 million, respectively.  For the three and nine months ended September 30, 2009, income and mining taxes were an expense of $11.7 million and $7.4 million, respectively.

The 2010 effective tax rate differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes primarily due to a non-taxable change in the fair value of common stock warrants; a $10.7 million net refund of certain state income taxes related to prior year tax returns; a reduction in the current year alternative minimum tax (“AMT”) credit and the respective valuation allowance related to a current-year tax election of development costs; and an out-of-period adjustment of $3.8 million.  The out-of-period adjustment relates to a difference between the 2009 income tax provision and the 2009 tax return, whereby TCM realized an additional net operating loss carry-back.   Management does not believe that the out-of-period adjustment is material to the period affected or the periods presented in this Form 10-Q.

The 2009 effective tax rate differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes primarily due to changes in the enacted provincial statutory income tax rates and the impact of the common stock warrants.

10. Stock-Based Compensation

On May 6, 2010, TCM’s shareholders approved the 2010 Long-Term Incentive Plan (“LTIP”) and the 2010 Employee Stock Purchase Plan (“ESPP”).  Under the LTIP, TCM can grant stock options, share appreciation rights, restricted shares, restricted share units, performance share units, or shares granted as bonus compensation.  The number of common shares available for awards under the LTIP plan is 2.5 million plus those shares still remaining under the previous stock option plan.  As of September 30, 2010, TCM has granted stock options and approved performance share units and restricted share units under the LTIP, as discussed below.

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

The following table summarizes stock option activity during the nine months ended September 30, 2010:

	Shares (000’s)	Weighted Average Exercise Price (C$)
Stock options outstanding at January 1, 2010	6,314	$10.89
Granted	203	12.18
Exercised	(333)	6.71
Canceled/expired	(362)	18.65
Stock options outstanding at September 30, 2010	5,822	$10.59

The following table presents the weighted-average assumptions used in the pricing model for the 2010 grants and the resulting weighted-average grant date fair value of the stock options granted:

Expected volatility	73.9%
Risk-free interest rate	1.01%
Expected life (years)	2.95
Exercise price	$10.95
Grant date fair value	$4.77

For the three and nine months ended September 30, 2010, TCM recorded expense related to stock options of $1.3 million and $5.2 million, respectively.

For the three and nine months ended September 30, 2009, TCM recorded expense related to stock options of $0.9 million and $6.3 million, respectively.  In June 2009, TCM completed a voluntary stock option surrender program offered to all holders of stock options with an exercise price of C$16.19 per share and above. Under the terms of the surrender program, options to acquire an aggregate of 2,414,500 common shares were voluntarily surrendered, effective June 22, 2009. A non-cash compensation charge of approximately $2.8 million, representing the remaining unamortized stock-based compensation cost for the surrendered options, was recorded in the nine months ended September 30, 2009.

b)            Performance Share Units

                On May 6, 2010, TCM approved a total of 240,000 performance share units (“PSUs”), which were granted to eligible executives on July 22, 2010. The vesting of the PSUs is contingent upon employee service and a market condition based on the performance of TCM’s share price.  To determine whether or not this market condition is achieved and the PSUs vest, TCM establishes an award price.  At each anniversary date during the vesting period (three years for the May 2010 awards), if the per share closing price of TCM’s common stock on such date is at or higher than the award price, then the awards will vest one-third on each anniversary date, and the requisite shares will be issued from authorized but unissued common stock.  If the closing price is less than the award price, and, therefore, the market condition is not achieved, then those PSUs do not vest and are carried forward to the following anniversary date.  Any PSUs not vested at the end of the three-year vesting period year will expire.

PSUs granted are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant.  The Monte Carlo model is based on random projections of stock price paths.  Expected volatility was calculated using a weighted-average of historical daily volatilities and implied volatility and represents the extent to which TCM’s stock price performance is expected to fluctuate during each of the three calendar periods of the award’s anticipated term ending May 6, 2013.

The estimated fair value of the PSUs granted on July 22, 2010 is $6.68 per unit, and TCM established an award price of $11.88.  For the three and nine months ended September 30, 2010, TCM recorded $0.4 million of expense related to the PSUs in its consolidated statements of operations.

c)             Restricted Stock Units

On May 6, 2010, TCM approved 209,050 restricted stock units (“RSUs”), which were granted to certain eligible employees and directors on July 22, 2010.  TCM accounts for RSUs at fair value, which is based on the market value of TCM’s common shares on the day of grant.  The total fair value is recognized over the vesting period of three years.  Upon vesting, TCM will issue the requisite shares from authorized but unissued common stock.  The market value of TCM’s stock on July 22, 2010 was $9.13 per share, which resulted in TCM recording $0.2 million of expense related to the RSUs granted for the three and nine months ended September 30, 2010.  At September 30, 2010, unrecognized compensation expense related to restricted stock and restricted stock units totaled $1.8 million.  Such unrecognized expense will be recognized on a straight-line basis over a weighted-average period of 2.8 years.

d)            Employee Stock Purchase Plan

The ESPP plan provides an opportunity for TCM’s employees to purchase its common shares at 85% of the closing price at the beginning of the offering period or at the end of the offering period, whichever is lower.  The ESPP has two six-month offering periods beginning on the first day of January and on the first day of July.  There are 1.0 million shares available for purchase by TCM’s employees under the ESPP plan.  The first offering period for 2010 was July 1.  Compensation expense is measured based on the fair value using the Black Scholes model of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered.  TCM estimated a fair value of employee options to purchase shares under the ESPP of $2.75 per share.  TCM recorded $0.1 million of expense related to the ESPP plan for the three and nine months ended September 30, 2010.

11. Net Income per Share

The following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net income per share for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$31.1	$(1.4)	$158.7	$(82.0)
Basic weighted-average number of shares outstanding	139.8	125.9	139.7	123.5
Effect of dilutive securities stock options	0.9	—	1.1	—
Common stock warrants	2.1	—	5.6	—
Restricted stock units	0.1	—	0.1	—
Diluted weighted-average number of shares outstanding	142.9	125.9	146.5	123.5
Net income per share
Basic	$0.22	$(0.01)	$1.14	$(0.66)
Diluted	$0.22	$(0.01)	$1.08	$(0.66)

For the three and nine months ended September 30, 2010, approximately 2.8 million stock options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM’s common stock for the period.  In addition, 0.2 million performance share units have been excluded from the computation of diluted weighted-average shares as the award price exceeded the closing price of TCM’s common stock as of September 30, 2010.

For the three and nine months ended September 30, 2009, 2.5 million and 4.0 million stock options, respectively, were excluded from the computation of diluted weighted-average shares as their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2009, 15.9 million and 23.7 million common stock warrants, respectively, were excluded from the computation of diluted weighted-average shares as their effect would have been anti-dilutive.

12. Related Party Transactions

Total sales to members of a group of companies affiliated with the other participant in the Endako Mine joint venture were $44.9 million and $126.7 million for the three and nine months ended September 30, 2010, respectively. This represented 28% and 29% of TCM’s total revenues for the three and nine months ended September 30, 2010, respectively.

Total sales with the other participant in the Endako Mine joint venture were $33.5 million and $57.7 million for the three and nine months ended September 30, 2009, respectively.  This represented 29% and 22% of TCM’s total revenues for the three and nine months ended September 30, 2009, respectively.

For the three and nine months ended September 30, 2010, TCM recorded management fee income of $0.1 million and $0.3 million, respectively, and selling and marketing expenses of $0.1 million and $0.6 million, respectively, from this group of companies.

For the three and nine months ended September 30, 2009, TCM recorded management fee income of $0.1 million and $0.2 million, respectively, and selling and marketing expenses of $0.2 million and $0.4 million, respectively, from this group of companies.

As of September 30, 2010 and December 31, 2009, TCM’s accounts receivable included $9.6 million and $10.3 million, respectively, owing from this group of companies.

13. Supplementary Cash Flow Information

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Change in working capital accounts:
Accounts receivable	$(13.2)	$(17.9)	$(30.5)	$(0.1)
Product inventory	7.5	(0.4)	(22.2)	11.6
Material and supplies inventory	0.7	1.4	1.7	2.7
Prepaid expense and other current assets	(0.3)	1.7	2.8	3.4
Income tax receivable	(0.6)	(0.7)	(1.8)	(1.5)
Accounts payable and accrued liabilities	(2.5)	5.5	4.6	2.8
Income and mining taxes payable	(3.8)	5.8	(3.6)	0.3
	$(12.2)	$(4.6)	$(49.0)	$19.2
Cash interest paid	$0.4	$0.2	$0.7	$0.6
Cash income taxes paid	$0.4	$3.4	$10.6	$18.3

In addition, a $13 million refund of certain state income taxes related to prior year tax returns was received in the second quarter of 2010.  This refund was offset by a tax payment of $4 million, of which $1.7 million was accrued as of December 31, 2009.

14. Concentration of Credit Risk

TCM is exposed to counterparty risk from its cash and cash equivalent balances, its short-term cash investments, and its reclamation deposits held by financial institutions and governmental entities. TCM monitors its positions with, and the credit quality of, the financial institutions in which it invests its cash, cash equivalents and short-term investments, and that hold its reclamation deposits. Counterparties to cash balances, money market instruments, government treasury securities and its reclamation deposits are US and Canadian institutions and the US and Canadian governments. TCM’s investment policy limits investments to government-backed financial instruments, other than balances maintained in various bank operating accounts.

TCM manages its credit risk from its accounts receivable through established credit monitoring activities. As of September 30, 2010, TCM had four customers which owed TCM more than $3.0 million and accounted for approximately 38% of all receivables outstanding. There were another nine customers having balances greater than $1.0 million but less than $3.0 million that accounted for approximately 20% of total receivables. All of these balances were compliant with credit terms and scheduled payment dates.

TCM’s maximum credit risk exposure is the carrying value of its accounts receivable. The carrying amounts of accounts receivable, accounts payable and accrued liabilities, and fixed rate debt approximate fair value as of September 30, 2010.

15. Segment Information

TCM has two reportable segments: US Operations and Canadian Operations. The US Operations segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the Thompson Creek Mine and the Langeloth Facility, as well as all roasting and sales of third-party purchased material. The Canadian Operations segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Inter-segment represents the revenue and cost of sales elimination of product transported from the Canadian Operations to the US Operations for processing.  TCM’s chief operating decision makers (Chief Executive Officer and Chief Operating Officer) evaluate segment performance based on segment revenue less costs of sales. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration, and interest income and expense items to its reporting segments.  Segment information for the three and nine months ended as of September 30, 2010 and 2009 is as follows:

For the three months ended September 30, 2010

	US Operations	Canadian Operations	Inter- segment	Total
Revenues
Molybdenum sales	$130.5	$27.2	$(0.6)	$157.1
Tolling, calcining and other	4.7	—	—	4.7
	135.2	27.2	(0.6)	161.8
Costs of sales
Operating expenses	73.3	17.3	(0.8)	89.8
Selling and marketing	1.8	0.8	(0.3)	2.3
Depreciation, depletion and amortization	6.8	5.3	—	12.1
Accretion expense	0.4	—	—	0.4
	82.3	23.4	(1.1)	104.6
Segment revenue less costs of sales	52.9	3.8	0.5	57.2
Other segment expenses:
Loss (gain) on foreign exchange	—	(2.4)	—	(2.4)
Segment income before income and mining taxes	$52.9	$6.2	$0.5	$59.6

For the three months ended September 30, 2009

	US Operations	Canadian Operations	Inter- segment	Total
Revenues
Molybdenum sales	$84.9	$26.9	$—	$111.8
Tolling, calcining and other	2.6	—	—	2.6
	87.5	26.9	—	114.4
Costs of sales
Operating expenses	50.1	12.4	—	62.5
Selling and marketing	1.5	0.4	—	1.9
Depreciation, depletion and amortization	7.5	4.1	—	11.6
Accretion expense	0.3	—	—	0.3
	59.4	16.9	—	76.3
Segment revenue less costs of sales	28.1	10.0	—	38.1
Other segment expenses:
Loss (gain) on foreign exchange	—	6.8	—	6.8
Segment income before income and mining taxes	$28.1	$3.2	$—	$31.3

For the nine months ended September 30, 2010

	US Operations	Canadian Operations	Inter- segment	Total
Revenues
Molybdenum sales	$345.0	$89.0	$(7.4)	$426.6
Tolling, calcining and other	11.4	0.1	(0.1)	11.4
	356.4	89.1	(7.5)	438.0
Costs of sales
Operating expenses	197.1	50.1	(7.3)	239.9
Selling and marketing	4.1	2.7	(1.2)	5.6
Depreciation, depletion and amortization	19.6	15.4	—	35.0
Accretion expense	1.0	0.2	—	1.2
	221.8	68.4	(8.5)	281.7
Segment revenue less costs of sales	134.6	20.7	1.0	156.3
Other segment expenses:
Loss (gain) on foreign exchange	—	(4.1)	—	(4.1)
Segment income before income and mining taxes	$134.6	$24.8	$1.0	$160.4

For the nine months ended September 30, 2009

	US Operations	Canadian Operations	Inter- segment	Total
Revenues
Molybdenum sales	$194.4	$64.2	$—	$258.6
Tolling, calcining and other	8.6	—	—	8.6
	203.0	64.2	—	267.2
Costs of sales
Operating expenses	138.8	34.4	—	173.2
Selling and marketing	3.3	1.3	—	4.6
Depreciation, depletion and amortization	20.6	11.4	—	32.0
Accretion expense	0.8	0.2	—	1.0
	163.5	47.3	—	210.8
Segment revenue less costs of sales	39.5	16.9	—	56.4
Other segment expenses:
Loss (gain) on foreign exchange	—	10.9	—	10.9
Segment income before income and mining taxes	$39.5	$6.0	$—	$45.5

Reconciliation of segment income to net income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Segment income	$59.6	$31.3	$160.4	$45.5
Other (income) expense
Change in fair value of common stock warrants	20.5	15.7	(29.8)	99.0
General and administrative	7.7	4.5	21.9	17.6
Exploration	3.3	1.2	6.8	4.9
Interest (income) expense, net	(0.1)	(0.4)	(0.4)	(0.8)
Loss (gain) on foreign exchange	(4.3)	—	(3.9)	(0.2)
Depreciation	0.6	—	0.6	—
Other	(0.4)	—	(0.7)	(0.4)
Income (loss) before income and mining taxes	32.3	10.3	165.9	(74.6)
Income and mining taxes	1.2	11.7	7.2	7.4
Net income (loss)	$31.1	$(1.4)	$158.7	$(82.0)

Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, is as follows:

As of September 30, 2010	US Operations	Canadian Operations	Corporate	Total
Capital expenditures	$47.5	$96.4	$3.4	$147.3
Capital assets	$284.4	$443.7	$7.3	$735.4
Goodwill	$47.0	$—	$—	$47.0
Assets	$548.4	$605.5	$350.9	$1,504.8
Liabilities	$105.6	$123.7	$120.3	$349.6

As of September 30, 2009	US Operations	Canadian Operations	Corporate	Total
Capital expenditures	$24.0	$27.5	$2.9	$54.4
Capital assets	$261.8	$333.4	$0.4	$595.6
Goodwill	$47.0	$—	$—	$47.0
Assets	$634.0	$590.9	$89.2	$1,314.1
Liabilities	$143.7	$107.0	$123.1	$373.8

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

		September 30, 2010		December 31, 2009
		US GAAP	Canadian GAAP	US GAAP	Canadian GAAP
Assets
Current assets
Cash and cash equivalents		$457.9	$457.9	$158.5	$158.5
Short-term investments		35.1	35.1	353.0	353.0
Accounts receivable		73.4	73.4	42.7	42.7
Product inventory	(a)	66.0	65.3	43.5	40.6
Material and supplies inventory		33.0	33.0	34.5	34.5
Prepaid expense and other current assets		3.2	3.2	6.0	6.0
Income tax receivable		6.7	6.8	4.8	4.8
		675.3	674.7	643.0	640.1
Property, plant and equipment, net	(a)	735.4	820.9	605.7	680.0
Restricted cash		19.9	19.9	16.8	16.8
Reclamation deposits		26.7	26.7	30.3	30.3
Goodwill		47.0	47.0	47.0	47.0
Other assets		0.5	0.5	1.8	1.8
		$1,504.8	$1,589.7	$1,344.6	$1,416.0
Liabilities
Current liabilities
Accounts payable and accrued liabilities		$59.4	$59.4	$29.9	$29.9
Income and mining taxes payable		—	—	3.6	3.6
Current portion of long-term debt		2.9	2.9	3.7	3.7
Deferred income tax liabilities		6.7	6.7	6.7	6.7
		69.0	69.0	43.9	43.9
Long-term debt		7.0	7.0	9.2	9.2
Other liabilities		25.4	25.4	24.6	24.6
Asset retirement obligations		26.2	26.2	24.8	24.8
Common stock warrant derivatives	(b)	85.6	—	115.4	—
Deferred income tax liabilities	(a,c)	136.4	170.4	141.3	168.0
		349.6	298.0	359.2	270.5
Shareholders’ Equity
Common stock		700.4	698.8	697.1	695.5
Common stock warrants	(b)	—	35.0	—	35.0
Additional paid-in-capital		49.4	49.4	45.7	45.7
Retained earnings	(a,b,c)	391.5	494.6	232.8	359.5
Accumulated other comprehensive income		13.9	13.9	9.8	9.8
		1,155.2	1,291.7	985.4	1,145.5
		$1,504.8	$1,589.7	$1,344.6	$1,416.0

The following table reconciles the consolidated net income (loss) and consolidated comprehensive income as reported under US GAAP with that which would have been reported under Canadian GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)—US GAAP	$31.1	$(1.4)	$158.7	$(82.0)
Reconciling items:
Change in fair value of common stock warrants	20.5	15.7	(29.8)	99.0
Stripping costs incurred during production (net of amortization)	7.6	4.9	13.3	14.0
Income tax effect of above adjustments	(3.1)	0.5	(7.1)	(0.5)
Net income—Canadian GAAP	$56.1	$19.7	$135.1	$30.5
Net income per share—Canadian GAAP
Basic	$0.40	$0.16	$0.97	$0.25
Diluted	$0.39	$0.14	$0.92	$0.24
Net income—Canadian GAAP	$56.1	$19.7	$135.1	$30.5
Foreign currency translation adjustment	3.1	26.9	(4.1)	43.9
Comprehensive income—Canadian GAAP	$59.2	$46.6	$131.0	$74.4

For the three months ended September 30, 2010 and 2009, under Canadian GAAP, cash flows from operating activities would increase by $5.7 million and $4.4 million, respectively, and cash flows from investing activities would decrease by $5.7 million and $4.4 million, respectively, due to stripping costs incurred during production.

For the nine months ended September 30, 2010 and 2009, under Canadian GAAP, cash flows from operating activities would increase by $18.3 million and $18.8 million, respectively, and cash flows from investing activities would decrease by $18.3 million and $18.8 million, respectively, due to stripping costs incurred during production.

Current Differences in Accounting Principles

a)                                      Stripping Costs Incurred During Production

Under US GAAP, capitalization of stripping costs after a mine has entered its production phase is not permitted, and stripping costs are accounted for as a variable production cost to be included in the costs of inventory.

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

Accordingly, for the three months ended September 30, 2010 and 2009, costs and expenses for Canadian GAAP purposes would decrease by $7.6 million and $4.9 million, respectively.  For the nine months ended September 30, 2010 and 2009, costs and expenses for Canadian GAAP purposes would decrease by $13.3 million and $14.0 million, respectively.

As of September 30, 2010, property, plant and equipment would increase by $85.5 million (net of amortization) and product inventory would decrease by $0.7 million.

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

Under Canadian GAAP, TCM’s common stock warrants are treated as equity. Accordingly, for the three months ended September 30, 2010 and 2009, the change in fair value of common stock warrants would decrease by $20.5 million and decrease by $15.7 million, respectively, under Canadian GAAP.  For the nine months ended September 30, 2010 and 2009, the change in fair value of common stock warrants would increase by $29.8 million and decrease by $99.0 million, respectively, under Canadian GAAP.

As of September 30, 2010, common stock warrant derivatives would decrease by $85.6 million and common stock warrants would increase by $35.0 million under Canadian GAAP.

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

For Canadian GAAP purposes, a deferred tax asset is recognized for the temporary difference related to share options based on the stock-based compensation recognized for financial statement purposes. However, at each reporting period, if there is a decline in the market price of TCM’s common stock below the option strike price, this factor is taken into account in determining whether recoverability of the deferred tax asset is considered more likely than not.

Under Canadian GAAP, TCM recorded a valuation allowance of $2.9 million for the three and nine months ended September 30, 2010.  In 2009, TCM recorded a benefit of $2.3 million and $4.7 million related to the release of the valuation allowance for the three and nine months ended September 30, 2009, respectively.

17.  Reclamation Bonds

TCM is required by US federal and state laws and Canadian provincial laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if TCM is unable to do so. These laws are complex and vary from jurisdiction to jurisdiction. The laws govern the determination of the scope and cost of the closure and reclamation obligations and the amount and forms of financial assurance.

As of September 30, 2010, TCM has provided the appropriate regulatory authorities in the US and Canada with $32.2 million in reclamation financial assurance for mine closure obligations in the various jurisdictions in which TCM operates.

TCM purchased a Mine Reclamation Costs Policy, effective July 31, 2002 through July 31, 2022 (the “Policy”), from an AIG Commercial Insurance Group, Inc. subsidiary (“AIG”). The Policy secured the future reclamation obligations at the Thompson Creek Mine and was uniquely tailored to cover the requirements of the regulatory authorities and TCM’s anticipated reclamation cost exposures. The Policy provided an aggregate limit of $35 million for such reclamation costs at the mine. The insurance component provided coverage for increases in reclamation costs due to changes in regulatory requirements and cost increases. As of July 30, 2007, the insurance component was “paid up” in full. No further payments were required under the Policy for the insurance component.

AIG also provided reclamation bonds to the regulatory authorities for the Thompson Creek Mine totaling $23.2 million as of June 30, 2010. In order for AIG to provide reclamation bonds, TCM funded a commutation account (“Commutation Account”). As of June 30, 2010, the accumulated Commutation Account balance was $22.2 million, which represented a deposit.

During the third quarter of 2010, TCM concluded on an agreement and settlement with AIG regarding the Policy, which resulted in a settlement payment from AIG, TCM’s release of AIG from the insurance components of the Policy, the return from AIG of TCM’s Commutation Account, and AIG continuing to provide reclamation bonding to regulatory authorities for the Thompson Creek Mine of $25.5 million, up to an aggregate limit of $35 million through July 31, 2022.   The current reclamation bonding of $25.5 million is 75% collateralized by cash investments of $19.1 million, included in reclamation deposits, with a third-party bank escrow agent, which may increase to 100% based on certain criteria included in the settlement agreement.  The remaining funds in reclamation deposits relate to cash investments required for reclamation bonds for the Endako Mine and Davidson Project.

18.  Subsequent Events

On October 20, 2010, TCM acquired all of the issued and outstanding equity of Terrane Metals Corp. (“Terrane”) by way of a plan of arrangement (the “Arrangement”) pursuant to a definitive agreement dated July 15, 2010 and amended on August 20, 2010 (the “Arrangement Agreement”).  Upon consummation of the Arrangement, Terrane became a wholly-owned subsidiary of TCM.  TCM also concurrently entered into a purchase and sale agreement with a subsidiary of Royal Gold, Inc. (“RG”) that provides for, among other things, the purchase by RG of 25% of the payable gold (the “Gold Stream Transaction”) produced by Terrane’s Mt. Milligan Copper-Gold Project ( “Mt. Milligan”).  In acquiring Terrane, TCM acquired Mt. Milligan, as well as the Berg, Howards Pass and Maze Lake exploration properties.  TCM acquired Terrane to diversify its current asset base of primary molybdenum deposits to include contributions from copper and gold subsequent to the start up of Mt. Milligan, which is expected in 2013.

Upon closing of the Terrane acquisition, the holders of Terrane outstanding common shares received C$0.90 in cash and 0.052 of a TCM common share per Terrane share.  As a result, TCM paid cash consideration of $410.5 million (C$420.5 million using the Bank of Canada noon rate on the date of closing), and issued 24.3 million shares at a fair value of $268.7 million based on the closing price of TCM’s stock on the date of closing.

In addition, pursuant to the Arrangement Agreement, 63.2 million of outstanding Terrane warrants (collectively referred to as the “Warrants”) will remain outstanding, of which 45.4 million expire on April 16, 2011 (the “2011 Warrant”) and 17.8 million expire on June 21, 2012 (the “2012 Warrant”).  Each Warrant remains outstanding, and, on its existing terms, entitles the holder (until the expiry of such Warrant) to receive upon its exercise the same share consideration and the cash consideration for each Terrane share that such holder would have received had such Warrants been exercised immediately before the effective time of the Arrangement.  TCM has entered into supplemental indentures for the Warrants (other than those originally issued to Goldcorp Canada Ltd.), which provide for an offset of the Warrant’s exercise price against the cash consideration that would otherwise be payable to the holders upon exercise of a Warrant.  Upon exercise of the Warrants, holders follow the same procedures that would have been followed prior to the effective date of the Arrangement except that: (i) in the case of the 2011 Warrants, which have an exercise price of C$1.50 (the “2011 Exercise Price”), the payment of the 2011 Exercise Price will be partially satisfied by offsetting the cash consideration otherwise payable to an exercising holder; and (ii) in the case of the 2012 Warrants, which have an exercise price of C$0.85 (the “2012 Exercise Price”), the payment of the 2012 Exercise Price will be satisfied by offsetting the cash consideration otherwise payable to such holder. Accordingly, upon valid exercise of (i) the 2012 Warrants, holders will not be required to deliver cash in satisfaction of the 2012 Exercise Price and will be entitled to receive cash in the amount of C$0.05 and the 0.052 TCM common share consideration for each 2012 Warrant exercised, and (ii) the 2011 Warrants, holders will be required to deliver C$0.60 cash in satisfaction of the 2011 Exercise Price and will be entitled to receive the 0.052 TCM common share consideration for each 2011 Warrant exercised. If all of the Warrants are exercised, this would result in net cash proceeds to TCM of C$26.4 million and the issuance of approximately 3.3 million TCM shares.

The outstanding Terrane warrants (other than those originally issued to Goldcorp Canada Ltd.) will continue to trade under Terrane on the TSX Venture Exchange under the ticker symbols TSX-V: TRX.WT and TSX-V: TRX.WT.A.  The fair value of the outstanding Warrants at closing was $14.2 million based upon the closing price of those warrants on the date of closing and the related foreign exchange rate.  The total consideration given by TCM for the acquisition of all of the outstanding Terrane commons shares was $693.4 million, which includes the amount of the cash paid together with the fair value of common stock and warrants issued at the date of closing.  Upon closing of the Terrane acquisition, TCM incurred an estimated total of $12.2 million in legal and consulting fees related to the acquisition, of which $4.3 million had been incurred or accrued at September 30, 2010.  Given the close proximity of the closing date of the Terrane acquisition and the filing of this Form 10-Q, TCM has not finalized the valuation of the net assets acquired, liabilities assumed, and goodwill, if any, which will be used in the allocation of the purchase price.

Under the terms of the Gold Stream Transaction with RG, upon closing of the Terrane acquisition, TCM received the initial deposit of $226.5 million.  TCM will receive future staged cash deposits of $85.0 million during the mine construction of Mt. Milligan, totaling cash deposits from RG of $311.5 million.  The deposits will be offset against RG’s purchase of gold under the agreement, until the deposit is completely reduced.  For each of the first 550,000 ounces of gold delivered to RG, TCM will receive cash per ounce equal to the lesser of $400 or the prevailing market price.  To the extent that the prevailing market price exceeds $400 per ounce, the deposit will be reduced.  For each ounce of gold delivered thereafter, TCM will receive the lesser of $450 or the prevailing market price in cash, with any excess purchase price used to reduce the deposit.  Once the deposit is reduced to nil, RG will pay $450 per ounce, subject to the first 550,000 ounces of gold being delivered, as discussed above.  The deposits received under the Gold Stream Transaction will be classified as a long-term liability on TCM’s consolidated balance sheet.  An imputed interest expense will be recorded on the liability at a market rate reflective of the amount of the liability, the estimated term of the liability, and the credit standing of TCM.  The liability plus the imputed interest will be amortized into revenue based on the difference between the market price and the contract price ($400 or $450 per ounce as discussed above as gold is delivered).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis (“MD&A”) of consolidated financial condition and results of operations of Thompson Creek Metals Company Inc. was prepared as of November 4, 2010.  In the MD&A, “TCM” and “Thompson Creek” refer to Thompson Creek Metals Company Inc. and its consolidated subsidiaries. You should read this discussion in conjunction with TCM’s financial statements, the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the discussion of “Risk Factors” and the discussion of TCM’s “Business and Properties” in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission (“SEC”). The results of operations reported and summarized below are not necessarily indicative of future operating results. References to “Notes” are Notes included in the “Notes to Consolidated Financial Statements” in Item 1 herein. Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, all references to earnings or losses per share are on a diluted basis, unless otherwise noted.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).  All dollar amounts are expressed in United States dollars (“US$”) unless otherwise indicated. References to C$ refers to Canadian dollars. Additional information on Thompson Creek Metals Company Inc. is available on EDGAR at www.sec.gov or on SEDAR at www.sedar.com.

Business Overview

Thompson Creek is a North American mining company with vertically integrated molybdenum mining, milling, processing and marketing operations in the US and Canada.  Thompson Creek’s operations include the Thompson Creek Mine (mine and mill) in Idaho, a metallurgical facility in Pennsylvania (the “Langeloth Facility”) and a 75% joint venture interest in the Endako Mine (mine, mill and roaster) in British Columbia.  In addition, Thompson Creek has two underground molybdenum development projects comprised of the Davidson Project, located in British Columbia, and an option to acquire up to 75% of the Mount Emmons Project, located in Colorado.  Thompson Creek is incorporated under the laws of British Columbia.

Acquisition

On October 20, 2010, Thompson Creek closed the acquisition of Terrane Metals Corp. (“Terrane”) by way of a Plan of Arrangement (the “Arrangement”).  Under the Arrangement, holders of Terrane shares received C$0.90 in cash and 0.052 of a TCM common share per each Terrane share. The consideration implied an offer value of $1.45 per Terrane share based on TCM’s closing price on the New York Stock Exchange (“NYSE”) of $11.06 per share on October 20, 2010.  Concurrent with the closing of the Arrangement, Thompson Creek closed the agreement with Royal Gold, Inc. (“Royal Gold”) for the purchase and sale of 25% of the payable gold (the “Gold Stream Transaction”) from Terrane’s Mt. Milligan Copper Gold Project (“Mt. Milligan”) located in British Columbia. In addition, pursuant to the Arrangement Agreement, 63.2 million of outstanding Terrane warrants (collectively referred to as the “Warrants”) will remain outstanding, of which 45.4 million expire on April 16, 2011 (the “2011 Warrant”) and 17.8 million expire on June 21, 2012 (the “2012 Warrant”).  Under the Arrangement, each Terrane Warrant holder is entitled to receive, upon exercise of the warrant, the consideration pursuant to the Arrangement as if the warrant had been exercised immediately before the closing of the transaction.

The fair value of the outstanding Warrants at closing was $14.2 million based upon the closing price of those Warrants on the date of closing.  Therefore, the total consideration given by TCM for the acquisition of all of the outstanding Terrane commons shares was $693.4 million, which includes the $410.5 million of cash paid together with the fair value of common stock and Warrants issued at the date of closing.  Upon closing of the Terrane acquisition, TCM incurred an estimated total of $12.2 million in legal and consulting fees related to the acquisition, of which $4.3 million had been incurred or accrued at September 30, 2010.  TCM is in the process of determining the final valuation of the assets acquired, liabilities assumed, and goodwill, if any, which will be used in the allocation of the purchase price.

Terrane currently has interests in four mineral properties in Canada, consisting of the Mt. Milligan, Berg, Maze Lake, and Howards Pass properties.  Mt. Milligan is in the construction and development stage and the Berg property, the Maze Lake property and the Howards Pass property are in the exploration stage.  Mt. Milligan has been designed to be a conventional truck-shovel open pit mine with a 60,000 tonne per day copper flotation processing plant, with estimated average annual production of 81 million pounds of copper and 194,000 ounces of gold over the life of the mine.  Further information regarding the Mt. Milligan property can be obtained from the Terrane 43-101 report filed on SEDAR at www.sedar.com.  In June 2010, Terrane initiated the first phase of construction for Mt. Milligan with a road contract and entered into a contract with AMEC Americas Limited and Fluor Canada Ltd. to provide engineering, procurement and construction management services.  Thompson Creek intends to continue the construction and development of the Mt. Milligan property, with Terrane’s estimated total capital expenditures to construct and develop the mine of approximately C$915 million.   Production from Mt. Milligan is expected in 2013. Thompson Creek is currently conducting a detailed review of the Mt. Milligan project, including the review of the engineering, design and required capital to construct and develop the project.  This review is expected to be completed by early 2011.

The acquisition of Terrane and the Gold Stream Transaction are expected to provide the following benefits to shareholders of Thompson Creek:

•                  Mt. Milligan offers diversification beyond Thompson Creek’s current asset base of primary molybdenum deposits providing for strong contributions from molybdenum, copper, and gold subsequent to the start-up of Mt. Milligan, which is expected in 2013;

•                  the Gold Stream Transaction should allow shareholders to immediately capture value from future gold production while providing funds for mine construction, retaining full leverage to base metal production and maintaining significant gold by-product credits;

•                  the combined business should allow more flexibility to finance its strong combined project pipeline, which would generate significant production growth when the mill expansion at the Endako Mine and the start-up of the Mt. Milligan project are completed; and

•                  going forward, Thompson Creek should have opportunities for future exploration and growth with a broader suite of earlier-stage projects, including the Mount Emmons Project, the Davidson Project, and the Berg property that can be prioritized optimally for development and value creation.

Third Quarter 2010 Highlights

•                  Net income for the third quarter of 2010 was $31.1 million, or $0.22 per share, which included a non-cash unrealized loss on common share purchase warrants of $20.5 million, or $0.14 per share.  Net loss for the third quarter of 2009 was $1.4 million, or $0.01 per share, which included a non-cash unrealized loss on common share purchase warrants of $15.7 million, or $0.12 per share.

•                  Non-GAAP adjusted net income for the third quarter of 2010 (excluding the non-cash unrealized loss on the warrants) was $51.6 million, or $0.36 per share.  Non-GAAP adjusted net income for the third quarter of 2009 (excluding the non-cash unrealized loss on warrants) was $14.3 million, or $0.11 per share.  See “Non-GAAP Financial Measures” below for the definition and calculation of adjusted net income (loss).  Non-cash unrealized gains and losses on common stock purchase warrants result from a requirement under US GAAP to account for Thompson Creek’s outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income.

•                  Consolidated revenues for the third quarter of 2010 were $161.8 million, or an increase of approximately 41% from the third quarter of 2009 as a result of higher molybdenum pounds sold and higher sales prices.  Sales volumes in the third quarter of 2010 increased 17% over the third quarter of 2009.  The average realized molybdenum sales price for the third quarter of 2010 was $15.30 per pound, up 20% from $12.75 per pound for the third quarter of 2009.

•                  Mined molybdenum production in the third quarter of 2010 was 8.0 million pounds, up 28% from 6.2 million pounds in the third quarter of 2009 primarily due to higher sales demand.

•                  Average cash cost per pound produced for the third quarter of 2010 was $6.24 per pound, compared to $5.67 per pound for the third quarter of 2009.  See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

•                  Operating cash flow was $59.0 million in the third quarter of 2010, compared to $24.2 million in the third quarter of 2009.

•                  Capital costs incurred for the first nine months of 2010 were $169.7 million, comprised of $65.0 million of capital costs for the mines, the Langeloth Facility and corporate together with $104.7 million of capital costs for the mill expansion project at the Endako Mine (75% share).  The capital costs for the first nine months of 2010 include amounts accrued of $22.4 million at September 30, 2010; therefore, cash expenditures for the first nine months were $147.3 million.

•                  Total cash, cash equivalents and short-term investments at September 30, 2010 were $493.0 million, compared to $511.5 million as of December 31, 2009.  Total debt as of September 30, 2010 was $9.9 million compared to $12.9 million as of December 31, 2009.

Outlook

Molybdenum Market

During the third quarter of 2010, the average Platts Metals Week published price for molybdenum oxide was $14.98 per pound, which decreased from $15.73 per pound in the first quarter of 2010, and $16.41 per pound in the second quarter of 2010. The monthly average price for molybdenum oxide, as published in Platts Metals Week, hit a low for the year in July 2010, with an average price of $14.10 per pound. Since that time, the 2010 average Platts Metals Week published price was $15.44 per pound in August, $15.51 per pound in September, and $15.23 in October.  Thompson Creek anticipates that over the balance of 2010 and 2011 the price for molybdenum oxide will continue to be volatile but will gradually increase with the expected improvement in worldwide molybdenum bearing steel production.  Additionally, given that contract sales make up the bulk of TCM’s sales, with contract sales typically trailing the market price by one month, the average price in September and October will have an effect on TCM’s expected average sales price realization for the fourth quarter of 2010.

Operations - 2010

For 2010, TCM expects its molybdenum production volumes to be approximately 31 million pounds, with the Thompson Creek Mine at approximately 24 million pounds and the 75% share of the Endako Mine at approximately 7 million pounds (changed from previous guidance of 29 to 32 million pounds, with the Thompson Creek Mine at 22 to 24 million pounds and the 75% share of the Endako Mine at 7 to 8 million pounds).  For 2010, anticipated average cash costs per pound produced are estimated at approximately $6.50 per pound (changed from previous guidance of $6 to $7 per pound), with approximately $5.50 per pound at the Thompson Creek Mine (changed from previous guidance of $5.25 to $6.25) and approximately $9 per pound at the Endako Mine, assuming a US to Canadian dollar exchange rate of US$1.00 = C$1.00 for the last three months of 2010 (changed from previous guidance of $8 to $9 per pound).  For the Endako Mine, a $0.01 change in the Canadian foreign exchange rate would result in a change in the cash cost per pound produced of approximately $0.10 per pound.

For fiscal 2010, TCM expects to sell approximately 29 million pounds of its mined production (changed from previous guidance of 27 to 30 million pounds).  TCM currently has fixed-priced contracts for approximately 0.3 million pounds at an average fixed-price of $16.53 per pound for molybdenum oxide for the remainder of the year.

Capital expenditures for 2010 are expected to be approximately $300 million (changed from previous guidance of $293 million), comprised of $87 million in capital expenditures for the mines, the Langeloth Facility and corporate (changed from previous guidance of $94 million), $180 million for TCM’s 75% share of capital expenditures required for the mill expansion project at the Endako Mine (changed from previous guidance of $199 million) and $33 million for Mt. Milligan.

On July 30, 2010, TCM received the approval of TCM’s joint venture partner for the mill expansion project at the Endako Mine.  Operating permits required by the Endako mill expansion are proceeding, including the development of a closure plan for expanded waste dumps and tailings facilities, minor amendments to the Mining Act permit, and a water license application.  In May 2010, Thompson Creek received notification of a petition filed in the Supreme Court of British Columbia by the Stellat’en First Nation claiming that the British Columbia Ministry of Energy, Mines and Petroleum Resources has not fulfilled its duty to consult with or accommodate Stellat’en’s asserted aboriginal rights and title interests in relation to the mill expansion project at the Endako Mine.  The petition names Thompson Creek, a 75% owner of the Endako Mine, as one of the parties involved but does not cite Thompson Creek in any of its claims regarding the lack of consultation. No date has been set for the hearing of the Federal Court proceeding. Thompson Creek is satisfied with the efforts to date to consult and engage with the Stellat’en First Nation and other First Nations regarding the expansion project and continues to work with the Government of British Columbia towards building positive relationships with First Nations regarding the Endako Mine and the expansion project.  If the Government of British Columbia is unable to successfully conclude consultations with First Nations, these permits and/or minor amendments to the Mining Act permit may be delayed, which may have a material adverse effect on the future operating plans for the Endako Mine once the mill expansion is completed. There can be no assurance that these First Nations consultations will be completed successfully.

In 2010, TCM’s expenditures for exploration at both of its operating mines are expected to total approximately $3 million (changed from previous guidance of $2 to $4 million).  For 2010, TCM’s expenditures are expected to be approximately $7 million (changed from previous guidance of $7 to $9 million) under the option agreement with U.S. Energy Corp. on the Mount Emmons Project related to the ongoing pre-feasibility study, further engineering evaluations, and ongoing project maintenance.  TCM is not expecting to have significant expenditures on the Davidson Project in 2010 (unchanged from previous guidance).

Net income for the 2010 fourth quarter is expected to be impacted by the final closing costs related to the Terrane acquisition, which will be expensed, no anticipated foreign exchange gains, and an effective income tax rate of 17-20%.  Also impacting net income for the 2010 fourth quarter will be the changes in fair value for the outstanding Thompson Creek and Terrane warrants.

Operations 2011

For 2011, TCM expects its molybdenum production volumes to be 30 to 33 million pounds, with the Thompson Creek Mine at approximately 22 to 24 million pounds and the 75% share of the Endako Mine at 8 to 9 million pounds. The mill expansion project at the Endako Mine is expected to be completed in the fourth quarter of 2011, with additional production ramping up from the Endako Mine during that quarter.  For 2011, anticipated average cash costs per pound produced are estimated at $7 to $8 per pound, with $6 to $7 per pound at the Thompson Creek Mine and $9 to $10 per pound at the Endako Mine, assuming a US to Canadian dollar exchange rate of US$1.00 = C$1.00.  For the Endako Mine, a $0.01 change in the Canadian foreign exchange rate would result in a change in the cash cost per pound produced of approximately $0.10 per pound.  For the Thompson Creek Mine, the first half of 2011 will have higher production (14 to 15 million pounds) and lower cash costs ($4.50 to $5.50 per pound) than the last half of 2011 (8 to 9 million pounds of production at a cash cost of $8.50 to $10 per pound).  This is primarily the result of Thompson Creek Mine pit sequencing, with the tapering off of the higher grade production in the first half, with more stripping activities and significantly lower grade production in the second half.

For fiscal 2011, TCM expects to sell 30 to 34 million pounds of its mined production.  Given expected market conditions, Thompson Creek does not anticipate a significant change in its product inventory position in 2011.

Capital expenditures for 2011 are expected to be approximately $525 million, comprised of $60 million in capital expenditures for the mines, the Langeloth Facility and corporate, $115 million for TCM’s 75% share of capital expenditures required for the mill expansion project at the Endako Mine and a preliminary estimate of $350 million related to the Mt. Milligan project (subject to the completion of the detailed review as noted above).

In 2011, exploration expenditures are expected to be $20 to $23 million. This includes exploration drilling at both of TCM’s operating mines totaling $6 to $7 million, $11 to $12 million of exploration expenditures under the option agreement with U.S. Energy Corp. on the Mount Emmons Project (primarily for preparatory work for exploration drilling, further engineering evaluations, the ongoing pre-feasibility study, and ongoing project maintenance activities) and $2 to $3 million on the exploration projects acquired with the Terrane acquisition (primarily related to further evaluation work on the Berg property).  Further work on the Davidson Project will be deferred until the evaluation of the Berg property is completed.  Thompson Creek is expecting to have ongoing maintenance expenditures on the Davidson Project of approximately $1 million in 2011.

Selected Consolidated Financial and Operational Information

(US$ in millions except per share and per pound	Three Months Ended September 30,		Nine Months Ended September 30,
amounts)	2010	2009	2010	2009
	(unaudited)
Financial
Revenues
Molybdenum sales	$157.1	$111.8	$426.6	$258.6
Tolling, calcining and other	4.7	2.6	11.4	8.6
	161.8	114.4	438.0	267.2
Costs and expenses
Operating expenses	89.8	62.5	239.9	173.2
Selling and marketing	2.3	1.9	5.6	4.6
Depreciation, depletion and amortization	12.7	11.6	35.6	32.0
Accretion expense	0.4	0.3	1.2	1.0
General and administrative	7.7	4.5	21.9	17.6
Exploration	3.3	1.2	6.8	4.9
Total costs and expenses	116.2	82.0	311.0	233.3
Operating income	45.6	32.4	127.0	33.9
Other (income) and expense	13.3	22.1	(38.9)	108.5
Income (loss) before income and mining taxes	32.3	10.3	165.9	(74.6)
Income and mining taxes	1.2	11.7	7.2	7.4
Net income (loss)	$31.1	$(1.4)	$158.7	$(82.0)
Net income (loss) per share
Basic	$0.22	$(0.01)	$1.14	$(0.66)
Diluted	$0.22	$(0.01)	$1.08	$(0.66)
Cash generated by operating activities	$59.0	$24.2	$125.8	$67.7
Adjusted non-GAAP Measures: (1)
Adjusted net income (1)	$51.6	$14.3	$128.9	$17.0
Adjusted net income per share - basic (1)	$0.37	$0.11	$0.92	$0.14
Adjusted net income per share - diluted (1)	$0.36	$0.11	$0.88	$0.14
Operational Statistics
Mined molybdenum production (000’s lb) (2)	7,958	6,221	23,261	18,992
Cash cost ($/lb produced) (3)	$6.24	$5.67	$6.17	$5.59
Molybdenum sold (000’s lb):
Thompson Creek and Endako Mine product	7,750	7,445	21,498	20,499
Purchased and processed product	2,513	1,324	5,959	3,219
	10,263	8,769	27,457	23,718
Average realized sales price ($/lb) (1)	$15.30	$12.75	$15.54	$10.90

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$457.9	$158.5
Short-term investments	$35.1	$353.0
Total assets	$1,504.8	$1,344.6
Total debt	$9.9	$12.9
Total liabilities	$349.6	$359.2
Shareholders’ equity	$1,155.2	$985.4
Shares outstanding (000’s)	139,844	139,511

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

Summary of Quarterly Results

(US$ in millions except per share and per pound amounts — unaudited)

	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30
	2010	2010	2010	2009	2009	2009	2009	2008	2008
Financial
Revenues	$161.8	$148.4	$127.8	$106.2	$114.4	$74.0	$78.8	$181.6	$331.1
Operating income (loss)	$45.6	$50.3	$31.1	$15.8	$32.4	$(0.2)	$1.7	$(4.2)	$136.9
Net income (loss)	$31.1	$126.5	$1.1	$26.0	$(1.4)	$(89.3)	$8.7	$(23.8)	$94.8
Income (loss) per share:
- basic	$0.22	$0.90	$0.01	$0.19	$(0.01)	$(0.73)	$0.07	$(0.19)	$0.76
- diluted	$0.22	$0.87	$0.01	$0.18	$(0.01)	$(0.73)	$0.07	$(0.19)	$0.69

Cash generated by operating activities	$59.0	$41.2	$25.6	$38.2	$24.2	$6.1	$37.4	$173.1	$102.5

Adjusted non-GAAP Measures: (1)
Adjusted net income (loss) (1)	$51.6	$51.7	$25.6	$20.4	$14.3	$(6.3)	$9.0	$44.4	$ n/a
Adjusted net income (loss) per share: (1)
- basic (1)	$0.37	$0.37	$0.18	$0.15	$0.11	$(0.05)	$0.07	$0.36	$ n/a
- diluted (1)	$0.36	$0.36	$0.17	$0.14	$0.11	$(0.05)	$0.07	$0.36	$ n/a

Operational Statistics
Mined molybdenum production (000’s lb)	7,958	7,034	8,269	6,268	6,221	6,714	6,057	7,773	6,499
Cash cost ($/lb produced) (1)	$6.24	$7.06	$5.36	$6.61	$5.67	$5.21	$5.93	$6.01	$7.33
Molybdenum sold (000’s lb):
Thompson Creek and Endako Mine product	7,750	7,013	6,735	6,889	7,445	6,505	6,549	6,558	6,879
Purchased and processed product	2,513	1,626	1,820	1,464	1,324	997	898	1,565	3,044
	10,263	8,639	8,555	8,353	8,769	7,502	7,447	8,123	9,923

Average realized sales price ($/lb) (1)	$15.30	$16.84	$14.50	$12.37	$12.75	$9.41	$10.14	$21.72	$32.85

(1) See “Non-GAAP Financial Measures” for the definition and calculation of these non-GAAP measures.

Financial Review

Three Months Ended September 30, 2010 (Unaudited)

Net Income

Net income for the third quarter of 2010 was $31.1 million, or $0.22 per share, compared to a net loss of $1.4 million, or $0.01 per share for the third quarter of 2009.  Net income for the third quarter of 2010 included a non-cash unrealized loss on common stock purchase warrants of $20.5 million ($0.14 per share).  Net loss for the third quarter of 2009 included a non-cash unrealized loss on common stock purchase warrants of $15.7 million ($0.12 per share).  The non-cash unrealized loss on common stock purchase warrants for the third quarter of 2010 and 2009, respectively, were the result of a requirement under US GAAP to account for TCM’s outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income.  Non-GAAP adjusted net income for the third quarter of 2010 (excluding the non-cash unrealized loss on the warrants) was $51.6 million ($0.36 per share).  Non-GAAP adjusted net income for the third quarter of 2009 (excluding the non-cash unrealized loss on the warrants) was $14.3 million ($0.11 per share). The increase in non-GAAP adjusted net income for the third quarter of 2010 was primarily the result of higher molybdenum sales prices and volumes as compared to non-GAAP adjusted net income for the third quarter of 2009.  See “Non-GAAP Financial Measures” below for the definition and calculation of adjusted net income.

Revenues

Revenues for the third quarter of 2010 were $161.8 million, up $47.4 million or 41.4% from $114.4 million for the same quarter in 2009.  Revenues increased primarily as a result of higher average realized molybdenum sales prices, with an average realized sales price for the third quarter of 2010 of $15.30 per pound, up 20% from $12.75 per pound for the third quarter of 2009.  Molybdenum sold from TCM’s mines in the third quarter of 2010 was 7.8 million pounds, up 4.1% from 7.4 million pounds sold in the third quarter of 2009.  Sales volumes from third-party product purchased, processed, and resold were 2.5 million pounds for the third quarter of 2010 compared to 1.3 million pounds for the third quarter of 2009.  Revenue from toll roasted material for third parties was up 80.8% in the third quarter of 2010 compared to the third quarter of 2009 primarily as a result of higher volume driven by higher demand.

Operating Expenses

Operating expenses for the third quarter of 2010 were $89.8 million, up $27.3 million or 43.7% from $62.5 million for the same quarter in 2009.  Prices for third-party molybdenum purchases (that were purchased, processed, and resold) were up significantly during the third quarter of 2010 compared to the third quarter of 2009, which, together with the increased sales volumes from third-party product purchased, processed, and resold, were the primary reasons for the increase in operating expenses in the third quarter of 2010.

The non-GAAP financial measure of cash cost per pound produced from TCM’s mines increased in the third quarter of 2010 to $6.24 per pound produced from $5.67 per pound produced for the same quarter in 2009.  The increase in the cash cost per pound produced in the third quarter of 2010 compared to the third quarter of 2009 was primarily the result of a higher cash cost per pound produced at the Endako Mine.  This increase was a result of higher mining and milling costs.  A breakdown of the in-pit conveyor system caused higher haulage costs at the mine.  Milling costs were higher due to increased throughput, unexpected maintenance and repair costs in the mill, and training costs for the new mill operation.  In addition, the third quarter of 2010 reflected higher fuel costs associated with running more trucks and unfavorable foreign exchange rates converting the Endako Mine C$ costs to US$ costs. The exchange rate averaged US$1.00 = C$1.04 for the third quarter of 2010 compared to an average rate of US$1.00 = C$1.10 for the same period in 2009.  See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense for the third quarter of 2010 was $12.7 million compared to $11.6 million for the third quarter of 2009.  This increase was primarily due to the higher volume of molybdenum sold from TCM’s mines in the third quarter of 2010 compared to the third quarter of 2009 and the depreciation and depletion of capital expenditures incurred since September 30, 2009.  These increases were partially offset by the effects of increased mineral reserve estimates established at the Thompson Creek Mine late in the third quarter of 2009.  Product inventory costs include depreciation, depletion, and amortization.

General and Administrative Expense

General and administrative expense for the third quarter of 2010 was $7.7 million, up from $4.5 million for the third quarter of 2009. General and administrative expense for the third quarter of 2010 and 2009 included $1.0 million and $0.9 million, respectively, of stock-based compensation expense as required under US GAAP.  Excluding the stock-based compensation expenses, general and administrative expense for the third quarter of 2010 was $6.7 million compared to $3.6 million for the third quarter of 2009.  The increase was primarily the result of approximately $3.2 million of costs associated with the Terrane acquisition, together with higher compensation costs associated with increased bonus accruals during the third quarter of 2010.

Change in Fair Value of Common Stock Warrants

Non-cash unrealized loss on common stock warrants for the third quarter of 2010 was $20.5 million compared to a non-cash unrealized loss of $15.7 million for the third quarter of 2009.  The non-cash unrealized losses on common stock warrants were the result of a requirement under US GAAP to account for TCM’s outstanding common stock warrants as a derivative, with changes in the fair value recorded in net income (loss).  The warrant holders’ right to exercise the common stock warrants at C$9.00 per share will expire in October 2011.

Exploration Expense

Exploration expense for the third quarter of 2010 was $3.3 million compared to $1.2 million for the third quarter of 2009.  The 2010 expenses primarily included $1.4 million of expenditures under the option agreement on the Mount Emmons Project together with exploration drilling expenditures of $1.1 million at the Thompson Creek Mine and $0.5 million for TCM’s share at the Endako Mine.  The 2009 expenses primarily relate to expenditures under the option agreement on the Mount Emmons Project.

Foreign Exchange Gains and Losses

The third quarter of 2010 included a foreign exchange gain of $6.7 million compared to a foreign exchange loss of $6.8 million in the third quarter of 2009.  During the third quarter of 2010, TCM’s Canadian operations repaid an intercompany note due to the pending Terrane acquisition.  The result of the settlement of this note was a foreign exchange gain of $4.6 million during the current quarter.    During the third quarter of 2009, the US$ weakened against the C$, which resulted in a foreign exchange loss on US$ cash balances that have the C$ as their measurement currency.

The exchange rate as of September 30, 2010 was US$1 = C$1.03 compared to US$1=C$1.06 exchange rate as of June 30, 2010, and US$1=C$1.07 as of September 30, 2009 compared to US$1 = C$1.16 as of June 30, 2009.

Income and Mining Tax Expense and Benefit

For the third quarter of 2010, TCM had a net tax expense of $1.2 million compared to a net tax expense of $11.7 million for the third quarter of 2009. The effective tax rate for the third quarter of 2010 was primarily impacted by the non-cash unrealized loss on common stock warrants (which did not generate any income tax benefit); a reduction in the current year alternative minimum tax credit and the respective valuation allowance related to a current year tax election of development costs; and an out-of-period adjustment.  The out-of-period adjustment of $3.8 million relates to a difference between the 2009 income tax provision and the 2009 tax return, whereby TCM realized an additional net operating loss carry-back.  Management does not believe that the out-of-period adjustment is material to the period affected or the periods presented in this Form 10-Q.  The effective tax rate for the third quarter of 2010, excluding the third quarter impact of the common stock warrants, the tax election related to the treatment of development costs, and the out-of-period adjustment, was approximately 21%.  For the third quarter of 2009, excluding the impact of the common stock warrants, the effective tax rate was approximately 45%, which was primarily impacted by a portion of the foreign exchange loss being non-tax deductible.

Cash Flows

Operating Activities

Cash generated by operating activities for the third quarter of 2010 was $59.0 million compared to $24.2 million for the third quarter of 2009.  This increase in cash flow from operations was primarily the result of increased operating income resulting from higher molybdenum sales prices and volumes in the third quarter of 2010 compared to the third quarter of 2009, partly offset by a decline in working capital related to decreases in income and mining taxes payable and accounts payable and accrued liabilities in the third quarter of 2010 compared to increases in the third quarter of 2009.

Investing Activities

Cash generated by investing activities in the third quarter of 2010 was $180.1 million compared to cash used of $3.6 million in the third quarter of 2009.  During the third quarter of 2010, TCM received $233.9 million from maturities of short-term investments, which provided additional cash on hand for the acquisition of Terrane.  This increase in cash generated by investing activities was partially offset by $56.8 million of property, plant, and equipment expenditures.  For the same period of 2009, TCM received cash from the maturities of short-term investments of $9.6 million, which was more than offset by $13.1 million of property, plant, and equipment expenditures.  The short-term investments consisted of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days. The increase in property, plant, and equipment expenditures for the third quarter of 2010 as compared to the third quarter of 2009 was primarily for the mill expansion project at the Endako Mine together with the purchase of additional mining equipment at both mines.

Financing Activities

Cash used by financing activities in the third quarter of 2010 was $0.5 million compared to cash generated by financing activities of $198.5 million in the third quarter of 2009. In the third quarter of 2010, TCM received proceeds from the exercise of stock options of $0.2 million, which was more than offset by scheduled principal payments on equipment loans of $0.7 million.  In the third quarter of 2009, Thompson Creek received net proceeds of $194.6 million related to the issuance of 15.5 million shares and $5.2 million related to stock option exercises, which more than offset scheduled principal payments on equipment loans of $1.3 million.

Nine Months Ended September 30, 2010 (Unaudited)

Net Income

Net income for the nine months ended September 30, 2010 was $158.7 million, or $1.08 per share, compared to a net loss of $82.0 million, or $0.66 per share for the nine months ended September 30, 2009.  Net income for the nine months ended September 30, 2010 included a non-cash unrealized gain on common stock purchase warrants of $29.8 million ($0.20 per share).  Net loss for the nine months ended September 30, 2009 included a non-cash unrealized loss on common stock purchase warrants of $99.0 million ($0.79 per share).  These non-cash unrealized gains and losses on common stock purchase warrants for the nine month periods of 2010 and 2009 were the result of a requirement under US GAAP to account for the outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income (loss).  Non-GAAP adjusted net income for the nine month period of 2010 (excluding the non-cash unrealized gain on the warrants) was $128.9 million ($0.88 per share).  Non-GAAP adjusted net income for the nine month period of 2009 (excluding the non-cash unrealized loss on the warrants) was $17.0 million ($0.14 per share). The increase in non-GAAP adjusted net income for the nine months ended September 30, 2010 was primarily the result of higher molybdenum sales prices and volumes as compared to non-GAAP adjusted net income for the same period of 2009.  See “Non-GAAP Financial Measures” below for the definition and calculation of adjusted net income.

Revenues

Revenues for the nine months ended September 30, 2010 were $438.0 million, up $170.8 million or 63.9% from $267.2 million for the nine months ended September 30, 2009. Revenues increased as a result of higher average realized molybdenum sales prices, with an average realized sales price for the nine months of 2010 of $15.54 per pound, up 42.6% from $10.90 per pound for the nine months of 2009.  Molybdenum sold from TCM’s mines in the nine month period of 2010 was 21.5 million pounds, up 4.9% from 20.5 million pounds sold in the nine month period of 2009.  Sales volumes from third-party product purchased, processed and resold were 6.0 million pounds for the nine month period of 2010 compared to 3.2 million pounds for the nine months ended September 30, 2009.  Revenues from toll roasted material for third parties were up 32.6% in the nine month period of 2010 compared to the same nine month period of 2009 primarily as a result of higher volume driven by higher demand.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 were $239.9 million, up $66.7 million or 38.5% from $173.2 million for the nine months ended September 30, 2009. Prices for third-party molybdenum purchases (that were purchased, processed, and resold) were up significantly during the first nine months of 2010 compared to the same period in 2009, which, together with the increased sales volumes from third-party product purchased, processed, and resold, were the primary reasons for the increase in operating expenses in the first nine months of 2010.

The non-GAAP financial measure of cash cost per pound produced from TCM’s mines increased in the nine months ended September 30, 2010 to $6.17 per pound produced from $5.59 per pound produced for the same nine month period of 2009.  The increase in the cash cost per pound produced for the nine months ended September 30, 2010 was primarily the result of a higher cash cost per pound produced at the Endako Mine.  This increase was a result of higher mining and milling costs.  A breakdown of the in-pit conveyor system caused higher haulage costs at the mine.  Milling costs were higher due to increased throughput, unexpected maintenance and repair costs in the mill, and training costs for the new mill operation.  In addition, the Endako Mine costs were impacted by unfavorable foreign exchange rates converting C$ costs to US$ costs.  The rate averaged US$1.00 = C$1.04 for the nine months ended September 30, 2010 compared to an average rate of US$1.00 = C$1.17 for the same period in 2009.  See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion, and amortization expense for the nine months ended September 30, 2010 was $35.6 million compared to $32.0 million for the nine months ended September 30, 2009, as a result of the higher volume of molybdenum sold from TCM’s mines in the first nine months of 2010.  These increases were partially offset by the effects of increased mineral reserve estimates established at the Thompson Creek Mine late in the third quarter of 2009.  Product inventory costs include depreciation, depletion, and amortization.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2010 was $21.9 million, up from $17.6 million for the nine months ended September 30, 2009.  General and administrative expense for the first nine months of 2010 and 2009 included $3.2 million and $6.3 million, respectively, of stock-based compensation expense as required under US GAAP.  Excluding the stock-based compensation expenses, general and administrative expense for the first nine months of 2010 was $18.7 million compared to $11.3 million for the first nine months of 2009.  The increase was primarily the result of approximately $4.3 million of costs associated with the Terrane acquisition, together with costs related to first-time SEC proxy filings and higher compensation costs associated with increased bonus accruals during the first nine months of 2010.   As of June 30, 2009, more than 50% of TCM’s outstanding shares were held by US residents.  Therefore, as of January 1, 2010, TCM became a domestic registrant and is required to comply with additional US SEC public reporting filing requirements.

Change in Fair Value of Common Stock Warrants

Non-cash unrealized gain on common stock purchase warrants for the nine months ended September 30, 2010 was $29.8 million.  Non-cash unrealized loss on common stock purchase warrants for the nine months ended September 30, 2009 was $99.0 million.  The non-cash unrealized gain and loss on common stock purchase warrants were the result of a requirement under US GAAP to account for TCM’s outstanding common stock purchase warrants as a derivative, with changes in the fair value recorded in net income (loss).

Exploration Expense

Exploration expense for the nine months ended September 30, 2010 was $6.8 million compared to $4.9 million for the nine months ended September 30, 2009. The 2010 expense primarily included $3.7 million of expenditures under the option agreement on the Mount Emmons project together with exploration drilling expenditures of $1.1 million at the Thompson Creek Mine and $1.0 million for TCM’s share at the Endako Mine.   The 2009 expenses included $3.9 million under the option agreement on the Mount Emmons Project, and $1.0 million on the Davidson Project.

Foreign Exchange Gains and Losses

Foreign exchange gains and losses for the nine months ended September 30, 2010 included a foreign exchange gain of $8.0 million compared to a foreign exchange loss of $10.7 million for the same period in 2009.  During the third quarter of 2010, TCM’s Canadian operations repaid an intercompany note due to the pending Terrane acquisition.  The result of the settlement of this note was a foreign exchange gain of $4.6 million during the current quarter.  During the first nine months of 2009, the US$ weakened against the C$, which resulted in a foreign exchange loss on US$ cash balances that had the C$ as their measurement currency.

The exchange rate as of September 30, 2010 was US$1.00 = C$1.03 compared to US$1.00 = C$1.05 exchange rate as of December 31, 2009, US$1.00 = C$1.07 as of September 30, 2009, and US$1.00 = C$1.22 as of December 31, 2008.

Income and Mining Tax Expense and Benefit

For the first nine months of 2010, TCM had a net tax expense of $7.2 million compared to a net tax expense of $7.4 million for the first nine months of 2009. The effective tax rate for the first nine months of 2010 was primarily impacted by the non-cash unrealized gain on common stock warrants (which did not generate any income tax expense); a $10.7 million net refund of certain state income taxes related to prior year tax returns; a reduction in the current year alternative minimum tax credit and the respective valuation allowance related to a current year tax election of development costs; and an out-of-period adjustment. The out-of-period adjustment of $3.8 million relates to a difference between the 2009 income tax provision and the 2009 tax return, whereby TCM realized an additional net operating loss carry-back.   Management does not believe that the out-of-period adjustment is material to the period affected or the periods presented in this Form 10-Q.  The effective tax rate for the first nine months of 2010, excluding the impact of the common stock warrants, the tax election related to the treatment of development costs, the state income tax refund, and the out-of-period adjustment, was approximately 22%.  The effective tax rate for the first nine months of 2009, excluding the impact of the common stock warrants, was 30%, which was impacted by a portion of the foreign exchange loss being non-tax deductible and a reduction of the future Canadian provincial income tax rate.

Cash Flows

Operating Activities

Cash generated by operating activities for the nine months ended September 30, 2010 was $125.8 million compared to $67.7 million for the nine months ended September 30, 2009.  This increase in cash flow from operations was primarily the result of increased operating income resulting from higher molybdenum sales volumes and prices in the first nine months of 2010 compared to the first nine months of 2009, partly offset by working capital changes related to higher inventory and accounts receivable balances.

Investing Activities

Cash generated by investing activities for the nine months ended September 30, 2010 was $172.7 million compared to cash used of $231.1 million for the nine months ended September 30, 2009. During the first nine months of 2010, TCM received $319.5 million from maturities of short-term investments, which provided additional cash on hand for the acquisition of Terrane.  This increase in cash generated by investing activities was partially offset by $147.3 million of property, plant, and equipment expenditures.  For the same period of 2009, TCM made short-term investments of $172.2 million together with $54.4 million of plant, property and equipment expenditures.  These short-term investments consisted of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days.  The increase in property, plant, and equipment expenditures for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily due to the mill expansion project at the Endako Mine together with the purchase of additional mining equipment at both mines.

Financing Activities

Cash used by financing activities for the nine months ended September 30, 2010 was $0.8 million compared to cash generated by financing activities of $199.5 million for the nine months ended September 30, 2009.  In the first nine months of 2010, TCM received proceeds from the exercise of stock options of $2.3 million which was more than offset by scheduled principal payments on equipment loans of $3.1 million. In the first nine months of 2009, TCM received net proceeds of $194.6 million related to the issuance of 15.5 million shares and $8.9 million related to stock option exercises, which more than offset scheduled principal payments on equipment loans of $4.0 million.

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

The table that follows presents a summary of the Thompson Creek Mine’s operating and financial results for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions except per pound amounts—Unaudited)	2010	2009	2010	2009

Financial (1)
Molybdenum sales	$91.8	$68.5	$251.9	$159.5
Cost of sales:
Operating expenses	34.0	30.0	95.0	89.0
Selling and marketing	1.4	1.3	3.2	2.8
Depreciation, depletion and amortization	4.5	6.7	15.2	18.2
Accretion	0.4	0.3	1.0	0.8
	40.3	38.3	114.4	110.8
Revenue less cost of sales	$51.5	$30.2	$137.5	$48.7

Operational Statistics
Mined (000’s ore tons)	2,963	1,472	8,598	5,257
Milled (000’s tons)	2,670	1,621	7,440	5,550
Grade (% molybdenum)	0.122	0.155	0.132	0.138
Recovery (%)	90.5	89.2	89.8	90.3
Molybdenum production (000’s lb) (2)	6,006	4,436	17,441	13,513
Cash cost ($/lb produced) (3)	$5.35	$5.35	$5.41	$5.50
Molybdenum sold (000’s lb)	5,992	5,462	16,227	14,651
Average realized sales price ($/lb)	$15.32	$12.52	$15.52	$10.88

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

Molybdenum Production and Cash Costs

The Thompson Creek Mine produced 6.0 million pounds of molybdenum in the third quarter of 2010, up 35% from 4.4 million pounds in the third quarter of 2009.  This increase in the third quarter of 2010 compared to the same period in 2009 was primarily the result of higher tons mined and milled, together with a higher mill recovery rate, which was partially offset by lower ore grade.  The higher tons milled in the third quarter of 2010 was primarily the result of a full seven-day, twenty-four hour mill operating schedule, effective January 1, 2010, compared to a reduced 2009 mill operating schedule of ten days on, four days off that commenced in March 2009, in addition to a planned two-week shutdown, which reduced production during the third quarter of 2009.

Molybdenum production for the nine months ended September 30, 2010 was 17.4 million pounds, up 29% from 13.5 million pounds produced during the nine months ended September 30, 2009.  This increase for the first nine months of 2010 compared to the same period in 2009 was primarily a result of higher tons mined and milled, which was partially offset by a slightly lower ore grade and mill recovery rate.  This increase in 2010 compared to 2009 was also attributable to a partial shutdown at Thompson Creek Mine during the third quarter of 2009.

The non-GAAP financial measure of cash cost per pound produced of $5.35 per pound for the third quarter of 2010 was unchanged from $5.35 per pound for the third quarter of 2009. See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.  The cash cost for the third quarter of 2010 included stripping costs of $5.7 million, or $0.95 per pound produced, compared to stripping costs of $4.4 million, or $0.99 per pound produced, for the third quarter of 2009.

The non-GAAP financial measure of cash cost per pound produced decreased to $5.41 per pound for the nine months ended September 30, 2010 from $5.50 per pound for the nine months ended September 30, 2009. The cash cost for the first nine months of 2010 included stripping costs of $18.3 million, or $1.05 per pound produced, compared to stripping costs of $18.8 million, or $1.39 per pound produced in the third quarter of 2009. The impact of higher production and slightly lower stripping costs in the first nine months of 2010 were offset by higher repairs and maintenance costs, higher fuel costs and a higher employee bonus accrual. See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

Molybdenum sold

Molybdenum sold from the Thompson Creek Mine for the third quarter of 2010 was 6.0 million pounds at an average realized sales price of $15.32 per pound compared to 5.5 million pounds sold at an average realized sales price of $12.52 per pound for the third quarter of 2009.  The higher sales volume and average realized sales price in the third quarter of 2010 was primarily due to higher market demand for molybdenum compared to the same quarter in 2009.  During the third quarter of 2010, sales included delivery against certain forward sales contracts related to Phase 6 production of approximately 0.3 million pounds at an average realized sales price of $10.76 per pound compared to approximately 0.4 million pounds at an average realized sales price of $8.45 per pound for the third quarter of 2009.

Molybdenum sold from the Thompson Creek Mine for the nine months ended September 30, 2010 was 16.2 million pounds at an average realized sales price of $15.52 per pound compared to 14.7 million pounds sold at an average realized sales price of $10.88 per pound for the first nine months of 2009.  Higher sales volume and average realized sales prices have resulted from higher market demand for molybdenum. During the nine months ended September 30, 2010, sales included delivery against certain forward sales contracts related to the Phase 6 production of approximately 1.2 million pounds at an average realized sales price of $10.43 per pound compared to approximately 1.3 million pounds at an average realized sales price of $8.08 per pound for the same period in 2009.

Cost of sales

Operating expenses in the third quarter of 2010 of $34.0 million increased from $30.0 million in the third quarter of 2009.  The increase in operating expenses for the third quarter of 2010 primarily resulted from the higher volumes sold during the current quarter compared to the same period in 2009.

Operating expenses for the nine months ended September 30, 2010 were $95.0 million, compared to $89.0 million for the nine months ended September 30, 2009. The increase in operating expenses for the nine months ended September 30, 2010 as compared to the same period of 2009 was due to the ramp-up in operations, including the mill operating schedule and higher repairs and maintenance costs. This increase in operating expenses was offset slightly by a buildup of inventory during the year-to-date period compared to the same period of 2009.

Depreciation, depletion, and amortization expense for the third quarter of 2010 was $4.5 million compared to $6.7 million for the third quarter of 2009.  Higher sales volume in the third quarter of 2010 was offset by the effects of increased mineral reserve estimates established at the Thompson Creek Mine late in the third quarter of 2009.

Depreciation, depletion, and amortization expense for the nine months ended September 30, 2010 was $15.2 million compared to $18.2 million for the nine months ended September 30, 2009. Higher sales volume in 2010 was more than offset by the effects of increased mineral reserve estimates established at the Thompson Creek Mine late in the third quarter of 2009.

Selling and marketing costs were higher in the third quarter of 2010 and the first nine months of 2010 compared to the same periods in 2009 as a result of higher molybdenum pounds sold and higher molybdenum sales revenue in the 2010 periods.

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

The table that follows presents a summary of TCM’s 75% share of the Endako Mine’s operating and financial results for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions except per pound amounts—Unaudited)	2010	2009	2010	2009

Financial
Molybdenum sales (1)	$26.6	$26.9	$81.6	$64.2
Cost of sales:
Operating expenses	16.5	12.4	45.7	34.4
Selling and marketing	0.5	0.4	1.5	1.3
Depreciation, depletion and amortization	5.3	4.1	15.4	11.4
Accretion	—	—	0.2	0.2
	22.3	16.9	62.8	47.3
Revenue less cost of sales	$4.3	$10.0	$18.8	$16.9

Operational Statistics
Mined (000’s ore tons)	2,947	1,896	7,989	6,072
Milled (000’s tons)	2,260	2,072	6,603	5,908
Grade (% molybdenum)	0.061	0.057	0.059	0.059
Recovery (%)	72.2	75.8	74.7	78.5
Molybdenum production (000’s lb) (2)	1,952	1,785	5,820	5,479
Cash cost ($/lb produced) (3)	$8.91	$6.47	$8.38	$5.82
Molybdenum sold (000’s lb)	1,758	1,983	5,271	5,848
Average realized sales price ($/lb)	$15.12	$13.52	$15.48	$10.97

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

Molybdenum Production and Cash Costs

TCM’s 75% share of molybdenum production at the Endako Mine increased for the third quarter of 2010 to 2.0 million pounds from 1.8 million pounds for the third quarter of 2009.  This increase was primarily due to higher tons mined and milled in the third quarter of 2010, offset by a lower mill recovery rate in the third quarter of 2010, which resulted primarily from more complex metallurgy in the pit areas that were mined during the period.

TCM’s 75% share of molybdenum production at the Endako Mine increased for the nine months ended September 30, 2010 to 5.8 million pounds from 5.5 million pounds for the same period in 2009 primarily due to higher ore tons mined and milled partly offset by a lower mill recovery rate.

The non-GAAP financial measure of cash cost per pound produced increased to $8.91 per pound for the third quarter of 2010 from $6.47 per pound for the third quarter of 2009.  This increase was primarily the result of higher mining and milling costs.  A breakdown of the in-pit conveyor system caused higher haulage costs at the mine.  Milling costs were higher due to increased throughput, unexpected maintenance and repair costs in the mill, and training costs for the new mill operation. In addition, costs were impacted by unfavorable foreign exchange rates converting C$ costs to US$ costs.  The exchange rate averaged US$1.00 = C$1.04 for the third quarter of 2010 compared to an average rate of US$1.00 = C$1.10 for the same period in 2009.  A $0.01 change in the Canadian foreign exchange rate results in a change in the cash cost per pound produced of approximately $0.10 per pound.

The non-GAAP financial measure of cash cost per pound produced increased to $8.38 per pound for the first nine months of 2010 from $5.82 per pound for the first nine months of 2009.  This increase was primarily the result of higher mining and milling costs due to conveyor system downtime, which resulted in higher truck haulage costs and higher repairs and maintenance expense in the mill, as well as training costs for the new mill. In addition, costs were impacted by unfavorable foreign exchange rates converting C$ costs to US$ costs.  The rate averaged US$1.00 = C$1.04 for the nine months ended September 30, 2010 compared to an average rate of US$1.00 = C$1.17 for the same period in 2009.  A $0.01 change in the Canadian foreign exchange rate results in a change in the cash cost per pound produced of approximately $0.10 per pound.

See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

Molybdenum sold

TCM’s share of molybdenum sold from the Endako Mine in the third quarter of 2010 was 1.8 million pounds at an average realized sales price of $15.12 per pound compared to 2.0 million pounds at an average realized sales price of $13.52 per pound in the third quarter of 2009.  The decrease in the molybdenum pounds sold in the third quarter of 2010 was primarily the result of an increase in product inventory compared to a decrease in product inventory during the third quarter of 2009.  The increase in average realized sales price during the third quarter of 2010 was primarily due to higher sales demand.

TCM’s share of molybdenum sold from the Endako Mine for the nine months ended September 30, 2010 was 5.3 million pounds at an average realized sales price of $15.48 per pound compared to 5.8 million pounds at an average realized sales price of $10.97 per pound for the nine months ended September 30, 2009.  The decrease in the molybdenum pounds sold for the first nine months of 2010 was primarily the result of an increase in product inventory during the first nine months of 2010 compared to a decrease in product inventory during the first nine months of 2009. The increase in average realized sales price during the first nine months of 2010 was primarily due to higher sales demand.

Cost of sales

TCM’s share of operating expenses for the third quarter of 2010 was $16.5 million compared to $12.4 million for the same period in 2009. The third quarter of 2010 was impacted by higher mining and milling costs together with higher repairs and maintenance costs, as discussed above, and unfavorable foreign exchange rates converting C$ costs to US$ costs. The third quarter of 2009 included certain cost reduction measures given the recession in 2009, which reduced mining and milling costs.

TCM’s share of operating expenses for the nine months ended September 30, 2010 was $45.7 million compared to $34.4 million for the same period in 2009. The first nine months of 2010 was impacted by higher mining and milling costs together with repairs and maintenance costs, as discussed above, and unfavorable foreign exchange rates converting C$ costs to US$ costs. The first nine months of 2009 included certain cost reduction measures given the recession in 2009, which reduced mining and milling costs.

Depreciation, depletion, and amortization expense for the third quarter of 2010 was $5.3 million compared to $4.1 million for the third quarter of 2009.  The increase for the third quarter of 2010 as compared to the same quarter in 2009 was primarily due to the depreciation and depletion of capital expenditures since June 30, 2009 and unfavorable foreign exchange rate movements.

Depreciation, depletion, and amortization expense for the nine months ended September 30, 2010 was $15.4 million compared to $11.4 million for the nine months ended September 30, 2009. The increase for the nine months ended September 30, 2010 was primarily due to depreciation, depletion, and amortization on capital expenditures since December 31, 2009 and unfavorable foreign exchange rate movements during the first nine months of 2010 compared to the same period in 2009.

Selling and marketing costs were slightly higher in the third quarter and first nine months of 2010 compared to the same periods in 2009 primarily as a result of higher molybdenum sales revenue.

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

From inception of this project through September 30, 2010, TCM’s 75% share of capital expenditures for the mill expansion project totaled approximately $168.6 million.  Assuming an exchange rate of US$1.00 = C$1.00, approximately $95.0 million (of which $71.3 million is TCM’s share) is expected to be spent in the remainder of 2010 and the remaining $153.2 million (of which $114.9 million is TCM’s share) is scheduled to be spent in 2011. Commercial production of molybdenum concentrate from the new mill is expected in the fourth quarter of 2011.

Union Activities

In July 2010, a union certification vote was confirmed for the Endako Mine to be represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the “Union”).  There was a voter turnout of approximately 90%, with 127 of the 231 eligible employees voting in favor of representation.  On July 22, 2010, the British Columbia Labour Relations Board certified the Union to represent the employees in the mine, milling and maintenance departments.  The Endako Mine is currently negotiating a labor agreement with the Union.  It is not currently known what effect, if any, this will have on the Endako Mine.

Langeloth Facility

Thompson Creek operates the Langeloth Facility located near Pittsburgh, Pennsylvania.  Operations at the Langeloth Facility include roasting of molybdenum sulfide concentrate into molybdenum oxide, upgrading molybdenum oxide to pure sublimed oxide, oxide briquettes, ferromolybdenum, as well as the roasting of other metal products.

Concentrate produced by the Thompson Creek Mine provides a substantial portion of the feed source for the operations at the Langeloth Facility.  From time to time, molybdenum produced by the Endako Mine also provides a feed source for the operations at the Langeloth Facility.  In addition, Langeloth also processes molybdenum purchases and certain other metals for third parties on a tolling, or cost-per-unit-processed, basis.  The tolling and purchases are made to improve operating efficiency at the Langeloth Facility.

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

The following is a summary of the Langeloth Facility’s operating results for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2010	2009	2010	2009
Operational Statistics
Molybdenum sold from purchased product (000’s lb)	2,513	1,324	5,959	3,219
Realized price on molybdenum sold from purchased product ($/lb)	$15.40	$12.56	$15.63	$10.86
Toll roasted molybdenum processed (000’s lb)	1,759	1,057	3,905	2,897
Roasted metal products processed (000’s lb)	5,306	1,650	13,592	3,806

In the third quarter of 2010, 2.5 million pounds of molybdenum processed from purchased concentrate were sold, up from 1.3 million pounds sold in the third quarter of 2009.  Third-party concentrate purchases and sales volumes increased in the third quarter 2010 compared to the third quarter 2009, primarily due to higher sales demand in 2010. Realized sales prices averaged $15.40 per pound in the third quarter of 2010, an increase from $12.56 per pound in the third quarter of 2009.

Molybdenum sold from purchased product was 6.0 million pounds for the nine months ended September 30, 2010, up from 3.2 million pounds sold for the same period in 2009.  Realized sales prices averaged $15.63 per pound for the nine months ended September 30, 2010, increasing from $10.86 per pound for the same period in 2009.

The volume of toll roasted molybdenum processed during the third quarter and first nine months of 2010 increased 66% and 35%, respectively, compared to the same periods of 2009 primarily as a result of increased customer demand.

On April 6, 2010, a labor agreement was executed with the union at TCM’s Langeloth Facility for the period from March 11, 2010 through March 11, 2013.

Liquidity and Capital Resources

At September 30, 2010, TCM had cash, cash equivalents and short-term investments of $493.0 million compared to $511.5 million at December 31, 2009.  TCM monitors its positions with, and the credit quality of, the financial institutions in which it invests its cash, cash equivalents and short-term investments. TCM’s investment policy limits investments to government-backed financial instruments, other than balances maintained in various bank operating accounts. In anticipation of the closing of the Terrane acquisition, approximately 7% of TCM’s cash, cash equivalents and short-term investments were invested in US and Canadian government-backed securities at September 30, 2010.

Thompson Creek manages its credit risk from accounts receivable through established credit monitoring activities.  As of the date of this Quarterly Report on Form 10-Q, TCM has not experienced any material delinquencies regarding the collection of its accounts receivable.  However, this is an area that TCM continues to monitor closely.

Cash generated by operating activities for the first nine months of 2010 was $125.8 million. Cash generated by investing activities was $172.7 million for the first nine months of 2010, which included $319.5 million received for maturities of short-term investments during the quarter (which consisted of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days).

For the first nine months of 2010, capital costs incurred were $169.7 million, including $104.7 million for TCM’s 75% share of the mill expansion project at the Endako Mine, $12.0 million for the Thompson Creek Mine, $2.2 million for the Langeloth Facility, $1.9 million for the Endako Mine and $1.2 million for corporate activities.  The capital costs for the first nine months of 2010 include amounts accrued of $22.4 million at September 30, 2010; therefore, cash expenditures for the first nine months of 2010 were $147.3 million, which is reflected in TCM’s consolidated statements of cash flows for the third quarter ended September 30, 2010.

Effective February 2, 2010, Thompson Creek voluntarily terminated an existing $35 million revolving credit facility which was established when TCM was in a substantially different financial position and, as a result, was no longer meeting its business needs.  The termination of the revolving credit facility provided Thompson Creek with more financial flexibility by releasing the liens on its assets securing this facility and terminating all restrictive covenants. In addition, the associated administrative and unused credit facility fees were eliminated.  As of the termination date, there were no outstanding borrowings under this facility, and TCM was in compliance with all of the applicable covenants.

TCM continues to believe that its liquidity and capital resources are well positioned at September 30, 2010, with working capital of $606.3 million, including $493.0 million of cash, cash equivalents and short-term investments, $73.4 million of receivables, and $9.9 million of debt related to equipment financings.  TCM had sufficient cash, cash equivalents and short-term investments for the acquisition of Terrane, which required cash of approximately $410.5 million upon the closing of the acquisition.  TCM intends to fund the remaining mill expansion costs at the Endako Mine and the Mt. Milligan construction costs over approximately the next two years from a combination of (i) combined cash balances as of October 20, 2010 for TCM and Terrane of approximately $350 million (all amounts in US dollars, unless otherwise noted), (ii) approximately $85 million of remaining proceeds from the Gold Stream Transaction, (iii) up to $450 million of debt finance in the form of potential equipment financing and a potential revolving credit facility, (iv) internal cash generation, and (v) potential warrant proceeds, including Thompson Creek’s existing warrants due in 2011 (potential net proceeds of C$220 million) as well as the Terrane warrants due in 2011 and 2012 that will remain outstanding (potential net proceeds of approximately C$26.4 million).

Contractual Obligations

On December 9, 2009, Thompson Creek entered into a credit support agreement with British Columbia Hydro and Power Authority (“BC Hydro”) related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the expansion project, estimated at C$16.5 million.  Subsequent to the commissioning of the new mill and subject to annual measurements of BC Hydro’s incremental revenues following the mill’s commissioning, some or all of this financial assurance may thereafter be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The new mill facility is currently scheduled for completion in late 2011. The amount of the guarantee as of September 30, 2010 was C$16.5 million. As part of the financial guarantee, TCM provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro.  The surety bond can be drawn down in the event of a shortfall in BC Hydro’s incremental revenues after the commissioning of the new mill facility, as discussed above.  At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

As of September 30, 2010, a shortfall in Endako’s future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

As of September 30, 2010, Thompson Creek had contractual obligations related to the mill expansion project at the Endako Mine of $43.0 million (75% share).

Upon closing of the Terrane acquisition, Thompson Creek assumed contractual obligations related to the Mt. Milligan project of approximately $90 million.

Other than those items noted above, there have been no material changes in our contractual obligations since year-end 2009. Refer to Item 7 in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 for further information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of September 30, 2010, TCM has commitments to purchase approximately 0.6 million pounds of molybdenum sulfide concentrate and to sell approximately 0.5 million pounds of molybdenum oxide in 2010, both to be priced at a time after September 30, 2010.  In addition, TCM has fixed-priced contracts, whereby it has committed to sell approximately 724 thousand pounds in 2010 and 2011 at an average market price of $19.04 per pound.  Refer to Note 5 of the financial statements contained herein.

Related Party Transactions

Consolidated sales to members of a group of companies affiliated with the other participant in the Endako Mine joint venture were $44.9 million and $33.5 million for the three months ended September 30, 2010 and 2009, respectively.  This represented approximately 28%, and 29% of TCM’s total revenues for the three months ended September 30, 2010 and 2009, respectively.  For the three months ended September 30, 2010 and 2009, TCM recorded management fee income of $0.1 million and $0.1 million, and selling and marketing costs of $0.1 million and $0.2 million from this group of companies, respectively.

Consolidated sales to this group were $126.7 million and $57.7 million for the nine months ended September 30, 2010 and 2009, respectively.  This represented approximately 29%, and 22% of TCM’s total revenues for the nine months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, TCM recorded management fee income of $0.3 million and $0.2 million, and selling and marketing costs of $0.6 million and $0.4 million from this group of companies, respectively.

As of September 30, 2010 and December 31, 2009, TCM’s accounts receivable included $9.6 million and $10.3 million, respectively, owing from this group of companies.

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

Adjusted net income represents the net income prepared in accordance with US GAAP, adjusted for significant non-cash items.  For the third quarter and first nine months of 2010 and 2009, the significant non-cash items were the non-cash gains and losses on the fair value adjustment related to TCM’s outstanding common stock purchase warrants.

On January 1, 2009, Thompson Creek was required to adopt the guidance issued by the Emerging Issues Task Force (“EITF”) that common stock purchase warrants with a strike price denominated in a currency other than the entity’s reporting currency are not considered linked to equity and therefore are to be accounted for as derivatives.  As a result of adopting this guidance, TCM’s outstanding common stock purchase warrants (“Warrants”) are accounted for as derivatives beginning January 1, 2009.  Thompson Creek recorded a cumulative adjustment to retained earnings upon adoption, and subsequent changes to the fair value of the outstanding Warrants were recorded to the statements of operations at each quarter end.  The Warrant holders’ right to exercise at C$9.00 per share expires in October 2011. TCM notes that up until the expiration date of the Warrants in October 2011, only one of two scenarios will occur.  One is that the Warrants are exercised, and TCM receives cash (in C$).  The second is that the Warrants expire unexercised, and no cash proceeds are received.  Thompson Creek does not have an obligation related to the recorded fair value that would require a cash payment, other than minor administrative expenses related to the exercise of Warrants.

Since a cash payment will never be required at the settlement of the Warrants, management does not consider gains or losses on the Warrants in its evaluation of TCM’s financial performance.

Adjusted net income per share (basic and diluted) is calculated using adjusted earnings, as defined above, divided by the weighted average basic and weighted average diluted shares outstanding during the period as determined in accordance with US GAAP.

The following tables reconcile net income presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income, and adjusted net income per share — basic and diluted, for the three and nine months ended September 30, 2010 and 2009:

For the Three Months Ended September 30, 2010 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income	Shares (000’s)	$/share	Shares (000’s)	$/share

US GAAP measures	$31.1	139,800	$0.22	142,869	$0.22
Add (Deduct):
Unrealized loss on common stock warrants	20.5	139,800	0.15	142,869	0.14
Non-GAAP measures	$51.6	139,800	$0.37	142,869	$0.36

For the Three Months Ended September 30, 2009 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income	Shares (000’s)	$/share	Shares (000’s)	$/share

US GAAP measures	$(1.4)	125,850	$(0.01)	125,850	$(0.01)
Add (Deduct):
Unrealized loss on common stock warrants	15.7	125,850	0.12	136,159	0.12
Non-GAAP measures	$14.3	125,850	$0.11	136,159	$0.11

For the Nine Months Ended September 30, 2010 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income	Shares (000’s)	$/share	Shares (000’s)	$/share

US GAAP measures	$158.7	139,741	$1.14	146,517	$1.08
Add (Deduct):
Unrealized (gain) loss on common stock warrants	(29.8)	139,741	(0.21)	146,517	(0.20)
Non-GAAP measures	$128.9	139,741	$0.92	146,517	$0.88

For the Nine Months Ended September 30, 2009 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income	Shares (000’s)	$/share	Shares (000’s)	$/share

US GAAP measures	$(82.0)	123,531	$(0.66)	123,531	$(0.66)
Add (Deduct):
Unrealized loss on common stock warrants	99.0	123,531	0.80	125,073	0.79
Non-GAAP measures	$17.0	123,531	$0.14	125,073	$0.14

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

Cash cost per pound produced represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced at each mine in the period. Stripping costs represent the costs associated with the activity of removing overburden and other mine waste materials in the production phase of a mining operation.  Stripping costs that provide access to mineral reserves that will be produced in future periods are expensed under US GAAP as incurred.  Cash cost per pound produced excludes the effects of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion.  Cash cost for the Thompson Creek Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the Thompson Creek Mine to the Langeloth Facility. The weighted average cash cost per pound produced represents the cumulative total of the cash costs for the Thompson Creek Mine and the Endako Mine divided by the cumulative total production from the Thompson Creek Mine and the Endako Mine.

The average realized sales price per pound sold represents molybdenum sales revenue divided by the pounds sold.

The following table provides a reconciliation of cash costs and cash cost per pound produced, by mine, and operating expenses included in our consolidated statements of operations in the determination of net income (loss):

(US$ in millions except per pound amounts — Unaudited)

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Operating Expenses (in millions)	Pounds Produced (1) (000’s lbs)	$/lb	Operating Expenses (in millions)	Pounds Produced (1) (000’s lbs)	$/lb
Thompson Creek Mine
Cash costs — Non-GAAP (2)	$32.1	6,006	$5.35	$23.7	4,436	$5.35
Add/(Deduct):
Stock-based compensation	0.4			—
Inventory and other adjustments	1.5			6.3
GAAP operating expenses	$34.0			$30.0
Endako Mine
Cash costs — Non-GAAP (2)	$17.4	1,952	$8.91	$11.5	1,785	$6.47
Add/(Deduct):
Stock-based compensation	0.2			—
Inventory and other adjustments	(1.1)			0.9
GAAP operating expenses	$16.5			$12.4

Other operations GAAP operating expenses (3)	$39.3			$20.1
GAAP consolidated operating expenses	$89.8			$62.5
Weighted-average cash cost — Non-GAAP	$49.7	7,958	$6.24	$35.3	6,221	$5.67

(US$ in millions except per pound amounts — Unaudited)

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Operating Expenses (in millions)	Pounds Produced (1) (000’s lbs)	$/lb	Operating Expenses (in millions)	Pounds Produced (1) (000’s lbs)	$/lb
Thompson Creek Mine
Cash costs — Non-GAAP (2)	$94.4	17,441	$5.41	$74.3	13,513	$5.50
Add/(Deduct):
Stock-based compensation	1.4			—
Inventory and other adjustments	(0.8)			14.7
GAAP operating expenses	$95.0			$89.0
Endako Mine
Cash costs — Non-GAAP (2)	$48.8	5,820	$8.38	$31.9	5,479	$5.82
Add/(Deduct):
Stock-based compensation	0.9			—
Inventory and other adjustments	(4.0)			2.5
GAAP operating expenses	$45.7			$34.4

Other operations GAAP operating expenses (3)	$99.2			$49.8
GAAP consolidated operating expenses	$239.9			$173.2
Weighted-average cash cost — Non-GAAP	$143.5	23,261	$6.17	$106.2	18,992	$5.59

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

Critical Accounting Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  Critical accounting assumptions affect the consolidated financial statements materially and require a significant level of judgment by management.  There is a reasonable likelihood that materially different amounts could be reported under different conditions or using different assumptions and estimates.

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

As of October 1, 2009 TCM evaluated its long-lived assets and goodwill for impairment using a net recoverable amount (undiscounted net cash flow) approach and a fair-value based approach, respectively. The economic environment, molybdenum prices, and TCM’s stock price were considered as impairment indicators for the purposes of these impairment assessments as of October 1, 2009.  TCM’s impairment evaluation as of October 1, 2009 did not result in the identification of any impairment.

In future periods, there may be impairment charges if there are declines in the market trading price of TCM’s common shares, molybdenum prices, the future value of proven and probable mineral reserves, and significant changes in operating costs, level of capital expenditures, currency exchange, discount and interest rates.  Such future impairment charges could have a material impact on TCM’s financial statements.

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

Asset Retirement Obligations

Accounting for reclamation and remediation obligations requires management to make estimates of future costs to complete the work required to comply with existing laws and regulations at each mining operation.  Actual costs may differ from the amounts estimated.  Also, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.

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

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized.  In determining the amount of the valuation allowance, TCM considers estimated future taxable income, carry-backs, as well as feasible tax planning strategies in each jurisdiction.  If TCM determines that all or a portion of the deferred tax assets will not be realized, a valuation allowance will be increased with a charge to income tax expense.  Conversely, if TCM makes a determination that TCM ultimately will be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

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

Recently Issued Accounting Pronouncements

On March 30, 2010, the President of the US signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the “Acts”).  As a result of this legislation, the tax treatment related to the Medicare Part D subsidy (“the subsidy”) has changed requiring companies to determine the financial impact, if any.  TCM has evaluated the potential financial impact of this change and have determined that there is no impact on our consolidated financial statements.  TCM is continuing to evaluate the other provisions of the Acts but is not currently able to determine the potential impacts the Acts will have on its consolidated financial statements, if any.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades.  This ASU amends FASB ASC Topic 718, Compensation—Stock Compensation, to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify an award with such a feature as a liability if it otherwise qualifies as equity.  This issuance has no affect on TCM’s consolidated financial position, results of operations, or cash flows.

Refer to Item 7 in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 for further information regarding recently issued accounting pronouncements as of that date.

Outstanding Share Data

Common shares and convertible securities outstanding as of November 4, 2010 are as follows:

Security	Expiry Dates	Exercise Price (C$)	Common Shares on Exercise (000’s)

Common shares			164,315
Thompson Creek Warrants	October 23, 2011	$9.00	24,504
Terrane Warrants (1)	April 16, 2011	$0.60	2,361
Terrane Warrants (1)	June 21, 2012	($0.05)	802
Share options	November 9, 2011 to November 3, 2015	$7.12 to $23.93	5,772
Restricted stock units	May 6, 2013		209
Performance share units	May 6, 2013		240
			198,203

(1)  The exercise provides for an offset of the Warrant’s exercise price against the cash consideration that would otherwise be payable to their holders upon exercise of a Warrant.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains ‘‘forward-looking information’’ within the meaning of the United States Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation.  Often, but not always, forward-looking statements can be identified by the use of words such as ‘‘plans’’, ‘‘expects’’, ‘‘is expected’’, ‘‘budget’’, ‘‘scheduled’’, ‘‘estimates’’, ‘‘forecasts’’, ‘‘intends’’, ‘‘anticipates’’, or ‘‘believes’’ or variations (including negative variations) of such words and phrases, or state that certain actions, events or results ‘‘may’’, ‘‘could’’, ‘‘would’’, ‘‘might’’ or ‘‘will’’ be taken, occur or be achieved or are “subject” to future events.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TCM and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Examples of forward-looking information include, but are not limited to: statements with respect to the future financial or operating performance of TCM or its subsidiaries and its projects; the estimation of mineral reserves and resources; the realization of mineral reserve estimates; the timing and amount of estimated future production; estimated capital, operating and exploration expenditures; the costs and timing of the development of new deposits including the Mount Emmons Project, the Davidson Project and the Berg property; the costs and timing of future exploration; requirements for additional capital; the expected increase in TCM’s share of annual production resulting from the expansion of the Endako mine; the benefits of the Terrane acquisition to TCM; the achievement of the mine plan at Mt. Milligan, including estimated mine life and expected annual production; TCM’s plans for funding of initial capital costs at Mt. Milligan; disruption to TCM’s business as a result of the Terrane acquisition; and TCM’s ability to achieve its expected growth strategy.

Such factors include, among others, risks related to general business, economic, competitive, political and social uncertainties including the current global recessionary economic conditions, the associated low molybdenum prices and the levels of disruption and continuing illiquidity in the credit markets; risks related to foreign currency fluctuations; energy prices & fluctuations; title disputes or claims; limitations of insurance coverage; changes in governmental regulation of mining operations; risks related to the volatility of TCM’s share price; changes in environmental regulation; actual results of current exploration activities; actual results of reclamation activities; possible variations of ore grade or recovery rates; failure of plant, equipment or processes to operate as anticipated; accidents, labor disputes and other risks of the mining industry; access to skilled labor; relations with employees; dependence upon key management personnel and executives; delays in obtaining governmental permits and approvals; and delays in financing or in the completion of development or construction activities.  Additional factors that could cause TCM’s results to differ from those described in the forward-looking information can be found in the section entitled ‘‘Risk Factors’’ in TCM’s current Annual Report on Form 10-K, as amended, and subsequent documents filed on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.  Although TCM has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results to differ from those anticipated, estimated or intended. Forward-looking statements contained herein are made as of the date of this Form 10-Q and TCM disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or results or otherwise, except as required by law.  There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements.  Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements.

Readers should refer to TCM’s current Annual Report on Form 10-K, as amended, which is available on EDGAR at www.sec.gov and SEDAR at www.sedar.com and other continuous disclosure documents available at www.sec.gov and www.sedar.com for further information on ore reserves and mineralized material, which is subject to the qualifications and notes set forth therein.

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

The following table sets forth TCM’s outstanding provisionally-priced contracts as of September 30, 2010, which all mature in 2010:

Pounds to be Sold/Purchased (000’s lb)
Provisionally priced sales	497
Provisionally priced purchases	630

Beginning October 1, 2009, TCM elected to apply the normal purchases and normal sales scope exception to its fixed-priced contracts in accordance with derivative and hedge accounting guidance.  The mark-to-market net asset of $3.5 million, as of September 30, 2009, is being amortized to molybdenum sales revenue as TCM makes the physical deliveries related to those contracts.  As of September 30, 2010, the remaining unamortized balance is $1.8 million and was $1.8 million at December 31, 2009.

TCM also enters into certain molybdenum sales contracts where it sells future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. The following table sets forth TCM’s outstanding fixed price molybdenum sales contracts as of September 30, 2010:

	2010	2011
Molybdenum committed (000’s lb)	265	459
Average price ($/lb)	$16.53	$20.49

In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of September 30, 2010, TCM had commitments to purchase approximately 2.1 million pounds of molybdenum sulfide concentrates throughout the rest of 2010 to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

Foreign Currency Exchange Risk

As a company operating in North America, TCM transacts business in various currencies in the normal course of its operations and for capital expenditures.  Foreign currency transactions at TCM’s Canadian operations increase its risk as exchange rates can change between the time agreements are made and the time foreign currency transactions are settled.  TCM uses foreign currency forward contracts to mitigate the exchange risk of US dollars for foreign currency dollars at future dates. The terms of these contracts are typically less than one year. As of September 30, 2010, for transactions related to the Terrane acquisition, TCM had open forward currency contracts to purchase $175 million Canadian dollars at a weighted-average US dollar to Canadian dollar exchange rate of 1 to 1.03 which all settle during the fourth quarter of 2010.  At December 31, 2009, TCM had no open forward currency contracts.

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

The Chief Executive Officer and Chief Financial Officer, with the assistance of TCM’s management and Disclosure Committee, have evaluated the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2010. On the basis of this review, TCM’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, TCM’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed in reports that TCM files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in TCM’s internal control over financial reporting that occurred in the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Stellat’en First Nation

On May 18, 2010, Reginald Louis, Chief of the Stellat’en First Nation, (on his own behalf and on behalf of all the members of the Stellat’en First Nation) and the Stellat’en First Nation filed a petition in the Supreme Court of British Columbia against Her Majesty the Queen in Right of the Province of British Columbia (“the Crown”), as represented by the Minister of Energy, Mines and Petroleum Resources and The Chief Inspector of Mines, and TCM.

The petitioners allege that the Endako Mine and the mill expansion project at the Endako Mine represent significant infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the Crown has breached its duty to consult with, and if necessary provide accommodation to, the Stellat’en First Nation in relation to the impacts of the Endako Mine and the mill expansion.

The petitioners seek a declaration that the Crown has not fulfilled its duty to consult with them in relation to the mill expansion project at the Endako Mine (including consideration of the whole impact of the mining operation for the life of the Endako Mine on their asserted aboriginal rights and title), a declaration that the mining permits and/or tenures held by TCM, including the Mines Act permit amendment issued on or about October 29, 2008 which allows for construction of an expanded mill at the Endako Mine (the “Permit Amendment”), are invalid, an order quashing or setting aside the decision to issue the Permit Amendment, and an injunction prohibiting further construction or alterations to the Endako Mine relating to the mill expansion project at the Endako Mine.

The Crown and TCM have not yet filed materials in response to the petition, and the matter has not yet been set for hearing.

Nak’azdli First Nation

In June 2009 and January 2010, the Nak’azdli First Nation commenced proceedings in the Supreme Court of British Columbia and the Federal Court of Canada, respectively, seeking judicial reviews of certain decisions of the Province of British Columbia and the Government of Canada granting authorizations and/or tenures to Terrane that are necessary for the construction and operation of the Mt. Milligan project.

The petitioner alleges that the Mt. Milligan project will result in significant infringements of its asserted aboriginal rights and title, and that the Provincial and Federal governments failed to adequately perform their legal duties to consult with, and if necessary provide an accommodation to, the petitioner prior to granting the authorizations and/or tenures.

Those allegations are denied by the governments, who take the position that the petitioner received at least the consultation opportunities that it was entitled to at law.

The petitioner is not seeking damages in either proceeding.  The petitioner seeks declarations that the governments have not fulfilled their duties to consult with the petitioner, and seeks orders setting aside certain authorizations and/or tenures.

TCM is not named as a party in either proceeding.  Terrane was not named as a party either but took steps to have it added as a respondent in both proceedings so that it would have an opportunity to ensure that its interests were before the respective Courts.

No date has been set for the hearing of the Federal Court proceeding.  The Supreme Court proceeding was set for hearing in September 2010 but was adjourned just before the hearing date at the request of the petitioner and the Province in order that they might have time to conclude an agreement that would resolve the Supreme Court proceeding.  At the request of Terrane, a new date was fixed for the hearing for May 2011 in the event that no agreement is reached.

Item 1A.  Risk Factors.

Item 1A (“Risk Factors”) of TCM’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 sets forth information relating to important risks and uncertainties that could materially adversely affect TCM’s business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of TCM’s business, financial condition and operating results for the quarter ended September 30, 2010.  Set forth below are certain additional risk factors that supplement the risk factors previously disclosed in TCM’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009:

Molybdenum market price declines could adversely affect TCM’s earnings and cash flows and could adversely affect the trading price of Thompson Creek’s equity securities.

Molybdenum prices fluctuate widely.  Molybdenum demand depends primarily on the global steel industry, which uses molybdenum as a hardening and corrosion inhibiting agent.  Approximately 80 percent of molybdenum production is used in this application. The remainder is used in specialty chemical applications such as catalysts, water treatment agents, and lubricants.  These industries, as well as certain other industries that use molybdenum, are cyclical in nature.  Approximately 40-50 percent of global molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum prices. Decreased demand for molybdenum during the fourth quarter of 2008 resulted in a sudden and sharp decline in molybdenum prices.

During the three years ended December 31, 2009, the published Platt’s Metals Week molybdenum weekly average price ranged from a low of $7.70 to a high of $33.75 per pound. For the first nine months of 2010, the published Platt’s Metals Week molybdenum weekly average price ranged from a low of $11.75 to a high of $18.60 per pound.  Molybdenum prices are affected by numerous factors that are outside of TCM’s control, including the rates of global economic growth (especially construction and infrastructure activity that requires significant amounts of steel), the worldwide balance of molybdenum demand and supply, the volume of molybdenum produced from primary mines and as a by-product primarily from copper mines, molybdenum inventory levels, the relative strength or weakness of the US$ and related currency exchange fluctuations and production costs of competitors.

Future price declines would materially reduce Thompson Creek’s profitability and could cause TCM to reduce output at its operations (including possibly closing one or more of TCM’s mines or plants), all of which could reduce Thompson Creek’s cash flow from operations, depress the trading price of TCM’s equity securities and suspend TCM’s construction and development of Mt. Milligan. Furthermore, a significant decrease in molybdenum prices may require Thompson Creek to revise its mineral reserve calculations and life-of-mine plans, which could result in material write-downs of TCM’s investment in mining properties and increased amortization, reclamation, and closure charges. In addition to adversely affecting TCM’s reserve estimates and financial condition, declining molybdenum prices can impact operations by requiring a reassessment of the feasibility of a particular project. Even if the project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause substantial delays or may interrupt operations until the reassessment can be completed.

Thompson Creek’s revenues for the next several years are dependent on its molybdenum production. Future growth depends on TCM’s ability to bring new mines into production and to expand mineral reserves at existing mines.

Thompson Creek historically has generated, and will continue for the next several years to generate, revenues primarily through the production and sale of molybdenum. Subject to the construction and development of Mt. Milligan and any future expansion or other development, production from TCM’s existing operations is expected to decline over the life of TCM’s existing operating mines. In addition, the production estimates and the life-of-mine estimates included in this Form 10-Q and in Thompson Creek’s other filings with the SEC may vary materially from the actual production from, or productive life of, the subject mines because the feasibility of mineral reserves is largely dependent on market conditions, the regulatory environment and available technology. As a result, Thompson Creek’s ability to maintain its current production, increase its annual production and generate revenues there from will depend significantly upon TCM’s ability to successfully bring Mt. Milligan into production as an operating mine, discover or acquire new mines and expand mineral reserves at TCM’s existing mines.

Fluctuations in the prices for commodities may affect TCM’s ability to successfully market its natural resources to prospective buyers.

Molybdenum, copper and gold are commodities which prices are determined based on world demand, supply and other factors, all of which are beyond TCM’s control.  World prices for these commodities have fluctuated widely in recent years.

In addition to establishing markets for Thompson Creek’s natural resources, TCM must also successfully market its natural resources to prospective buyers.  The marketability and price of natural resources which may be acquired or discovered by Thompson Creek will be affected by numerous factors beyond TCM’s control.

Government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of natural resources and environmental protection, are all factors which may affect the marketability and price of natural resources.  The exact effect of these factors cannot be accurately predicted, but any one or a combination of these factors could result in Thompson Creek not receiving an adequate return for its shareholders.

Thompson Creek is required to obtain government permits in order to conduct operations.

Government approvals and permits are currently required in connection with all of Thompson Creek’s operations, and further approvals and permits may be required in the future. Thompson Creek must obtain and maintain a variety of licenses and permits, including air quality control, water, electrical, transportation, and municipal licenses. The duration and success of TCM’s efforts to obtain permits are contingent upon many variables outside of its control. Obtaining governmental permits may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. There can be no assurance that all necessary permits will be obtained and, if obtained, that the costs involved will not exceed TCM’s estimates or that TCM will be able to maintain such permits. To the extent such approvals are required and not obtained or maintained, Thompson Creek’s operations may be curtailed, or Thompson Creek may be prohibited from proceeding with planned exploration, development, or operation of mineral properties.

The Langeloth Plant is currently operating with a National Pollutants Discharge Elimination System (“NPDES”) permit and Title V air quality permit, the terms of which have expired. However, timely applications to renew both the NPDES and air quality permits have been filed, and the Langeloth Plant is, therefore, authorized to continue to operate under its existing permits until renewed permits are issued. The plant is taking all steps necessary to meet its existing NPDES and air quality permit requirements. The Pennsylvania Department of Environmental Protection (“PaDEP”) has yet to take action on the pending renewal of the plant’s air quality permit. As proposed, the renewed NPDES permit would impose more stringent effluent limitations for several constituents which are present in the treated waste water associated with the operation of the Langeloth Plant, but affords the operator, a compliance (extension) schedule to come into compliance with certain of these new effluent limits. Violations of the existing, or new, air quality or NPDES permit conditions, at the Langeloth Plant could result in a range of criminal and civil penalties under federal Clean Water Act and Clean Air Act or the Pennsylvania Clean Streams Law or Air Pollution Control Act. There is no assurance that new air quality or NPDES permits will be issued and, once issued and final, will not contain more onerous requirements to which we must comply.

The Endako Mine mill expansion project requires an amendment to an existing permit and a new water license, both of which have been applied for.  There can be no assurance that the required permit amendment and water license will be obtained.

In order to proceed with construction of the Mt. Milligan project, TCM must obtain a Fisheries Act Authorization from Fisheries and Oceans Canada (“DFO”) in Canada.  There can be no assurance as to when or whether the Fisheries Act Authorization will be obtained.  The majority of the construction activities that can be completed independent of the Fisheries Act Authorization have been completed.  If the Fisheries Act Authorization is not obtained in advance of the 2010 winter season, TCM may lay off the majority of its construction workforce at the Mt. Milligan project over the winter season, and completion of the mine could be delayed.  If the Fisheries Authorization is not ultimately obtained, TCM’s financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

Obtaining and maintaining the various permits for TCM’s mine development operations at Mt. Milligan and TCM’s exploration projects including the Mount Emmons Project, the Berg Project and the Davidson Project will be complex, time-consuming, and expensive. Changes in a mine’s design, production rates, quality of material mined, and many other matters, often require submission of the proposed changes for agency approval prior to implementation. There can be no assurance that the required permits will be obtained. In addition, changes in operating conditions beyond TCM’s control, or changes in agency policy and federal and state laws, could further affect the successful permitting of operations.

Thompson Creek may not be able to acquire desirable mining assets in the future.

One of Thompson Creek’s strategies is to continue to grow its business by acquiring attractive, quality mining assets, as demonstrated by its acquisition of Terrane. Thompson Creek expects to continue to selectively seek strategic acquisitions in the future. However, there can be no assurance that suitable acquisition opportunities will be identified. Thompson Creek’s ability to consummate and to integrate effectively any future acquisitions on terms that are favorable to TCM may be limited by the number of attractive acquisition targets, internal demands on TCM’s resources, competition from other mining companies and, to the extent necessary, TCM’s ability to obtain financing on satisfactory terms, if at all.

Estimates of mineral reserves and projected cash flows may prove to be inaccurate, which could negatively impact TCM’s results of operations and financial condition.

There are numerous uncertainties inherent in estimating mineral reserves and the future cash flows that might be derived from their production. Accordingly, the figures for mineral reserves and future cash flows contained in this Form 10-Q or incorporated herein by reference are estimates only. In respect of mineral reserve estimates, no assurance can be given that the anticipated tonnages and grades will be achieved, that the indicated level of recovery will be realized, or that mineral reserves can be mined or processed profitably.  The ore grade actually recovered may differ from the estimated grades of the mineral reserves and mineral resources.  In addition, in respect of future cash flows, actual cash flows may differ materially from estimates. Estimates of mineral reserves, and future cash flows to be derived from the production of such mineral reserves, necessarily depend upon a number of variable factors and assumptions, including, among others, geological and mining conditions that may not be fully identified by available exploration data or that may differ from experience in current operations, historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies and assumptions concerning metal prices, exchange rates, interest rates, inflation, operating costs, development and maintenance costs, reclamation costs, and the availability and cost of labor, equipment, raw materials and other services required to mine and refine the ore. Market price fluctuations of molybdenum, copper and gold, as well as increased production costs or reduced recovery rates, may render mineral reserves containing relatively lower grades of mineralization uneconomical to recover and may ultimately result in a restatement of mineral resources.  In addition, there can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production. For these reasons, estimates of Thompson Creek’s mineral reserves in this Form 10-Q or incorporated herein by reference, including classifications thereof based on probability of recovery, and any estimates of future cash flows expected from the production of those mineral reserves, prepared by different engineers or by the same engineers at different times may vary substantially. The actual volume and grade of mineral reserves mined and processed, and the actual cash flows derived from that production, may not be as currently anticipated in such estimates. If TCM’s actual mineral reserves or cash flows are less than its estimates, TCM’s results of operations and financial condition may be materially impaired.

Thompson Creek must continually replace ore reserves depleted by production. TCM’s exploration activities may not result in additional discoveries.

Thompson Creek’s ability to replenish its ore reserves is important to its long-term viability. Produced ore reserves must be replaced by further delineation of existing ore bodies or by locating new deposits in order to maintain production levels over the long term. Exploration is highly speculative in nature. Exploration projects involve many risks, require substantial expenditures, and may not result in the discovery of sufficient additional mineral deposits that can be mined profitably. Once a site with mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish recoverable proven and probable reserves and to construct mining and processing facilities. As a result, there is no assurance that current or future exploration programs, such as the Mount Emmons Project, Davidson Project or the Berg property, will be successful. There is a risk that depletion of reserves will not be offset by discoveries or acquisitions. As a result, Thompson Creek cannot provide assurance that its exploration, development or acquisition efforts will result in any new commercial mining operations or yield new mineral reserves to replace or expand current mineral reserves.

The Endako Mine mill expansion project and Mt. Milligan may not be completed, which could adversely affect Thompson Creek’s profitability or operating results.

The construction, commissioning, and start-up of the Endako Mine mill expansion project and Mt. Milligan are significant projects and changes in costs, construction schedules, or both, can affect project economics.  There are a number of factors that can affect costs and construction schedules, including, but not limited to, the difficulty of estimating construction costs over a period of more than one year; delays in obtaining equipment, material, services and permits or permit amendments essential to completing the Endako Mine mill expansion project and Mt. Milligan in a timely manner; changes in environmental or other government regulation; the availability of labor, power, transportation, commodities and infrastructure; design and instrumentation modifications; changes in input commodity prices and labor costs; weather and severe climate impacts; potential delays related to social and community issues; and fluctuation in foreign currency exchange rates. There can be no assurance that Thompson Creek will complete the Endako Mine mill expansion project and Mt. Milligan in accordance with current expectations or at all.

Thompson Creek’s financial condition, results of operations, cash flows and competitive position may be adversely impacted by recessionary economic conditions.

The recent recessionary economic conditions in the US and around the globe in late 2008 and 2009 have impacted the demand for molybdenum. Thompson Creek’s two largest molybdenum customer industries, the steel and chemical industries, have reduced their purchase volumes due to the impact of the recession on their businesses. The reduced demand for molybdenum has also resulted in significantly decreased molybdenum prices in late 2008 and 2009. In order for TCM to maintain or increase its profitability over the next several years, Thompson Creek must maintain or increase its revenues and improve cash flows and continue to control its operational and selling, general and administrative expenses. While the market price and demand for molybdenum have improved in 2009 and the first half of 2010, market price and demand has declined slightly over the past few months and any weakening or worsening of the current economic conditions, any stagnation in economic recovery or a prolonged global, national or regional economic recession or other events that could produce major changes in demand patterns could have a material adverse effect on our sales, margins profitability and cash flows from operations. If Thompson Creek is unable to maintain its revenues and control its costs, TCM’s financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

Fluctuations in the price of molybdenum may adversely impact TCM’s cash flow as a result of TCM entering into provisionally-priced sales contracts.

Thompson Creek’s consolidated molybdenum sales represent the sale of molybdenum in various forms from its mines and from third-party material that is purchased, processed, and sold. Molybdenum sales for 2009 were $361.9 million, with cash generated from operations of $105.9 million. Molybdenum sales for the first six months of 2010 were $269.5 million, with cash generated from operations of $66.8 million.  For each $1 per pound change in molybdenum prices (using the molybdenum pounds sold from TCM’s mines in 2009), the impact on TCM’s annual cash flow would approximate $28 million.

From time to time Thompson Creek enters into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date based upon provisional assays and quoted prices. The future pricing mechanism of these agreements constitutes an embedded derivative which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net income. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to molybdenum sales is recorded each reporting period until the date of final pricing. Accordingly, in times of rising molybdenum prices, molybdenum sales benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior years; in times of falling molybdenum prices, the opposite occurs.

Disruptions in the financial and capital markets may make it more difficult for companies to secure financing.

Over the past two years, disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending, and limited access to capital and credit for many companies. If future financing is not available to Thompson Creek when required, as a result of limited access to the credit markets or otherwise, or is not available on acceptable terms, Thompson Creek may be unable to invest needed capital for its development and exploration programs, take advantage of business growth opportunities or respond to competitive pressures, any of which could have an adverse effect on TCM’s operating results and financial condition.

Mining operations and roasting facilities are subject to conditions or events beyond TCM’s control, which could have a material adverse effect on Thompson Creek’s business; insurance may not cover these risks and hazards adequately or at all.

Mining operations and roasting facilities, by their nature, are subject to many operational risks and factors that are generally outside of TCM’s control and could adversely affect TCM’s business, operating results, and cash flows. These operational risks and factors include unanticipated ground and water conditions; adverse claims to water rights and shortages of water to which Thompson Creek has rights; adjacent land ownership that results in constraints on current or future mine operations; geological problems, including earthquakes and other natural disasters; metallurgical and other processing problems; unusual or unexpected rock formations; ground or slope failures; structural cave-ins or slides; flooding or fires; seismic activity; rock bursts; equipment failures; and periodic interruptions due to inclement or hazardous weather conditions or operating conditions and other force majeure events; lower than expected ore grades or recovery rates; accidents; delays in the receipt of or failure to receive necessary government permits; the results of litigation, including appeals of agency decisions; uncertainty of exploration and development; delays in transportation; interruption of energy supply; labor disputes; inability to obtain satisfactory insurance coverage; the availability of drilling and related equipment in the area where mining operations will be conducted; and the failure of equipment or processes to operate in accordance with specifications or expectations.

These risks could result in damage to, or destruction of, mines and other producing facilities resulting in partial or complete shutdowns, personal injury or death, environmental or other damage to TCM’s properties or the properties of others, delays in mining, monetary losses and potential legal liability. Milling operations are subject to hazards such as equipment failure or failure of retaining dams around tailings disposal areas that may result in environmental pollution and consequential liabilities.

Thompson Creek’s insurance will not cover all the potential risks associated with its operations. In addition, although certain risks are insurable, TCM may be unable to maintain insurance to cover these risks at economically feasible premiums. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to TCM or to other companies in the mining industry on acceptable terms. Thompson Creek might also become subject to liability for pollution or other hazards that may not be insured against or that TCM may elect not to insure against because of premium costs or other reasons. Losses from these events may cause TCM to incur significant costs that could have a material adverse effect upon its business.  Furthermore, should Thompson Creek be unable to fund fully the cost of remedying an environmental problem, TCM might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy.

Thompson Creek’s operations are subject to currency fluctuations, which could adversely affect its results of operations and financial condition.

Exchange rate fluctuations may affect the costs that TCM incurs in its operations. Thompson Creek’s costs for the Endako Mine are, and for Mt. Milligan project will be, incurred principally in C$. However, TCM’s future revenue is tied to market prices for molybdenum, copper and gold, which are denominated in US$. The appreciation of the C$ against the US$ can increase the cost of TCM’s production in US$ terms and results of operations and financial condition could be materially adversely affected. Although Thompson Creek may use hedging strategies to limit its exposure to currency fluctuations, there can be no assurance that such hedging strategies will be successful or that they will mitigate the risk of such fluctuations.

Thompson Creek’s inability to provide reclamation bonding or maintain insurance could adversely affect its operating results and financial condition.

Thompson Creek is required by US federal and state laws and Canadian provincial laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if TCM is unable to do so. These laws are complex and vary from jurisdiction to jurisdiction. The laws govern the determination of the scope and cost of the closure and reclamation obligations and the amount and forms of financial assurance.

As of September 30, 2010, Thompson Creek has provided the appropriate regulatory authorities in the US and Canada with $32.2 million in reclamation financial assurance for mine closure obligations in the various jurisdictions in which TCM operates. The amount and nature of the financial assurances are dependent upon a number of factors, including Thompson Creek’s financial condition and reclamation cost estimates. Changes to these amounts, as well as the nature of the collateral to be provided, could significantly increase TCM’s costs, making the maintenance and development of existing and new mines less economically feasible. However, the regulatory authorities may require further financial assurances. To the extent that the value of the collateral provided to the regulatory authorities is or becomes insufficient to cover the amount of financial assurance TCM is required to post, Thompson Creek would be required to replace or supplement the existing security with more expensive forms of security, which might include cash deposits, which would reduce TCM’s cash available for operations and financing activities. There can be no guarantee that Thompson Creek will be able to maintain or add to its current level of financial assurance. Thompson Creek may not have sufficient capital resources to further supplement its existing security.

During the third quarter of 2010, Thompson Creek reached an agreement with a subsidiary of AIG Commercial Insurance Group, Inc. (“AIG”) pursuant to which, among other things, AIG provides reclamation bonding to regulatory authorities for the Thompson Creek Mine of $25.5 million, up to an aggregate limit of $35 million through July 31, 2022.  The current reclamation bonding for the Thompson Creek Mine of $25.5 million is 75% collateralized by cash investments with a third-party bank escrow agent, which may increase to 100% based on certain criteria included in TCM’s agreement with AIG.

Although Thompson Creek has currently made provisions for certain of its reclamation obligations, there is no assurance that these provisions will be adequate in the future.  Failure to provide regulatory authorities with the required financial assurances could potentially result in the closure of one or more of TCM’s operations, which could result in a material adverse effect on its operating results and financial condition.

Thompson Creek owns certain assets through joint ventures and any disagreement or failure of partners to meet obligations could have a material adverse effect on its results of operations and financial condition.

Thompson Creek holds a 75% interest in the Endako Mine, the other 25% interest being held by Sojitz Moly Resources Inc. Thompson Creek’s interest in the Endako Mine is subject to the risks normally associated with the conduct of joint ventures. The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on TCM’s profitability or the viability of its interests held through joint ventures, which could have a material adverse impact on TCM’s future cash flows, earnings, results of operations and financial condition: (i) disagreement with joint venture partners on how to develop and operate mines efficiently; (ii) inability of joint venture partners to meet their obligations to the joint venture or third parties; and (iii) litigation between joint venture partners regarding joint venture matters.

Thompson Creek must comply with comprehensive environmental regulations, and TCM faces significant environmental risks, and the failure to comply could materially adversely affect TCM’s results of operations and financial condition.

All phases of Thompson Creek’s operations are subject to environmental regulation in Canada, and the US Environmental legislation provides for, among other things, restrictions, and prohibitions on spills, releases or emissions of various substances produced in association with operations.  The legislation also requires that facility sites and mines be operated, maintained, abandoned, and reclaimed to the satisfaction of applicable regulatory authorities.  Compliance with such legislation can require significant expenditures, and a breach may result in the imposition of fines and penalties, some of which may be material.  Companies engaged in the exploration and development of mineral properties generally experience increased costs and delays as a result of the need to comply with applicable laws, regulations and permits.

Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that existing or future environmental regulation will not have a material adverse effect on TCM’s business, financial condition, and results of operations. Thompson Creek owns or has owned, or has had care, management, or control of properties that may result in a requirement to remediate such properties that could involve material costs. In addition, environmental hazards may exist on the properties on which Thompson Creek holds interests that are unknown to it at present and that have been caused by previous or existing owners or operators of the properties. Thompson Creek may also acquire properties with environmental risks.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations, including Thompson Creek, may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on Thompson Creek and cause increases in exploration expenses, remedial and reclamation obligations, capital expenditures or production costs, reduction in levels of production at producing properties, or abandonment or delays in development of new mining properties.

Title to some of TCM’s mineral properties may be challenged or defective. Any impairment or defect in title could have a negative impact on TCM’s results of operations and financial condition.

The acquisition of title to mineral properties is a very detailed and time-consuming process. Title to mineral concessions may be disputed. Thompson Creek did not undertake detailed title searches to ensure proper title to the properties acquired in connection with its acquisition of Thompson Creek Metals Company USA in 2006 or the recent acquisition of Terrane, and there is no guarantee that title to any of such properties will not be challenged or impaired. Third parties may have valid claims underlying portions of Thompson Creek’s interests, including prior unregistered liens, agreements, transfers or claims, including aboriginal land claims, and title may be affected by, among other things, undetected defects. As a result, Thompson Creek may be constrained in its ability to operate its properties or unable to enforce its rights with respect to its properties. An impairment to, or defect in, TCM’s title to its properties could have a material adverse effect on its business, financial condition or results of operations.

Thompson Creek’s business will depend on good relations with its employees.

Production at TCM’s mining operations depends on the efforts of its employees. Langeloth Metallurgical Company LLC, owner of the Langeloth Facility, has certain unionized employees.  Although these unionized employees have agreed to “no-strike” clauses in their Collective Agreement, there can be no assurance that the Langeloth Plant, and consequently TCM’s business, will not suffer from work stoppages.

In July 2010, a union certification vote was confirmed for the Endako Mine to be represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the “Union”). On July 20, 2010, the British Columbia Labour Relations Board certified the Union to represent the employees in the mine, milling and maintenance departments. Negotiations with the Union have commenced and are in early stages.  It is not currently known what effect, if any, this will have on the Endako Mine until a labor agreement is negotiated and executed.

Further, relations with TCM’s non-unionized employees may be affected by changes in the scheme of labor relations that may be introduced by the relevant governmental authorities in whose jurisdictions our Company carries on business. Changes in such legislation, or otherwise in Thompson Creek’s relationship with its employees, Langeloth Metallurgical Company’s relationship with its unionized employees and Endako’s relationship with its unionized employees may result in strikes, lockouts or other work stoppages, any of which could have a material adverse effect on TCM’s business, results of operations and financial condition.

TCM may fail to realize the anticipated benefits and cost savings of its acquisition of Terrane, which could have a material adverse effect on TCM’s stock price and business, financial condition and results of operations.

Thompson Creek acquired Terrane with the expectation that the acquisition will result in benefits to Thompson Creek. The acquisition closed on October 20, 2010. Thompson Creek’s ability to realize these anticipated benefits is subject to certain risks, including:

•                  TCM’s ability to successfully bring Mt. Milligan into production as an operating mine;

•                  TCM’s ability to successfully combine its historical businesses and Terrane’s business;

•                  whether the combined businesses will perform as expected;

•                  the possibility that Thompson Creek paid more than the value it will derive from the acquisition;

•                  the reduction of TCM’s cash available for current operations and other uses given the construction and development of Mt. Milligan, the incurrence of indebtedness to finance the construction and development of Mt. Milligan and the increase in amortization expense related to acquired assets and Mt. Milligan construction and development costs; and

•                  the assumption of certain known and unknown liabilities of Terrane.

If Thompson Creek is not able to successfully combine its historical business and the business of Terrane and construct and develop Mt. Milligan to bring it into production as an operating mine within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected and the value of TCM’s common stock may be adversely affected.

The acquisition has recently been completed, but it is possible that the ongoing integration process could result in the loss of key employees, the disruption of each company’s ongoing business or in unexpected integration issues, higher than expected integration costs and an overall post-closing integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of Terrane into TCM’s operations in order to realize the anticipated benefits of the acquisition so the combined business performs as expected, include, among other things:

•                  integrating and continuing the Mt. Milligan construction and development activities;

•                  integrating and continuing the companies’ environmental and First Nations activities;

•                  identifying and eliminating underperforming assets, if any;

•                  harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•                  consolidating the companies’ corporate, administrative and information technology infrastructure; and

•                  maintaining existing agreements with customers and suppliers;

•      avoiding delays in entering into new agreements with prospective customers and suppliers.

In addition, at times, the attention of certain members of Thompson Creek’s management and resources may be focused on the integration of the companies and diverted from day-to-day business operations, which may disrupt each of the companies’ ongoing business and the business of the combined company.  If TCM fails to realize the anticipated benefits of the acquisition, it could have a material adverse effect on TCM’s stock price and business, financial condition and results of operations.

TCM has incurred, and continues to incur, significant transaction and acquisition-related costs in connection with the acquisition of Terrane.

Thompson Creek has incurred, and will continue to incur, a number of non-recurring costs associated with the acquisition and integration of Terrane. TCM has incurred, and will continue to incur, acquisition costs, transaction fees and costs related to formulating and implementing integration plans. Thompson Creek continues to assess the additional unanticipated costs that may be incurred in the current integration of the two companies’ businesses.

There are uncertainties and risks related to the start-up of operations at Mt. Milligan, and if the construction and development is not completed it could adversely affect TCM’s profitability or operating results.

Mt. Milligan is in the construction and development stage.  There are inherent construction and permitting-related risks to the development of all new mining projects.  These risks include the availability and delivery of critical equipment; the hiring of key personnel for construction, commissioning and operations; delays associated with contractors; budget overruns due to changes in the cost of fuel, power, materials, supplies and currency fluctuations; and potential opposition from non-governmental organizations, First Nations, environmental groups or local groups.

While over the past four years Terrane undertook systematic work programs at Mt. Milligan to mitigate these risks, it is common in new mining operations to experience such unexpected costs, problems and delays during construction, development and mine start-up, often due to circumstances beyond our control.  In addition, delays in the commencement of mineral production often occur.  Accordingly, Thompson Creek cannot provide assurance that its activities will result in profitable mining operations at the Mt. Milligan property.

Furthermore, there are risks associated with the construction of an entirely new mining project.  While Thompson Creek management has extensive mining experience, there are risks associated with the construction of an entirely new mining project for Thompson Creek relating to, among other things, supervision of the EPCM contractor, construction supervision, cost estimating, obtaining required permits and approvals and the management of personnel.  Thompson Creek will be required to rely upon outside consultants, engineers and others for additional construction expertise in respect of Mt. Milligan.

The development of Mt. Milligan is dependent on adequate funding to complete the construction and development of the mine; failure to obtain necessary funding could delay or prevent TCM from successfully completing the start-up of Mt. Milligan.

Currently, the funding for Mt. Milligan is anticipated to come from existing cash reserves, the Gold Stream Transaction, equipment and debt financing, the issuance of shares pursuant to outstanding options and warrants, and cash flow from operations.  If Thompson Creek’s future revenues decrease as a result of lower commodity prices or otherwise, which causes a significant decline in cash flow from operations, TCM may require significant additional financing in the future in order to construct the mine and to advance Mt. Milligan towards production.  Failure to obtain such financing on a timely basis could cause a delay in the development timeline of Mt. Milligan, cause TCM to forfeit its interest in certain properties, miss certain acquisition opportunities, delay or indefinitely postpone further exploration and development of its projects with the possible loss of such properties and reduce or terminate its operations.  If TCM’s cash flow from operations is not sufficient to satisfy its capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available on terms acceptable to Thompson Creek to meet these requirements or be available on favorable terms.  If Thompson Creek is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on its debt obligations, Thompson Creek would default under the terms of the applicable financing documents.  Any such default would likely result in an acceleration of the repayment obligations to the applicable lenders as well as potential cross defaults to TCM’s existing lenders.  Even if TCM is able to meet its debt service obligations, the amount of debt TCM undertakes could adversely affect it in a number of ways, including by limiting TCM’s ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes, limiting its flexibility in planning for, or reacting to, changes in TCM’s business, or placing TCM at a competitive disadvantage relative to its competitors who have lower levels of debt.

Thompson Creek may be unable to hire and retain qualified personnel to construct, develop and operate Mt. Milligan.

TCM’s ability to construct, develop, and operate Mt. Milligan will depend to a significant degree upon its ability to attract and retain highly skilled personnel.  Competition for such personnel in the mining industry is intense, and TCM may not be successful in attracting and retaining qualified personnel locally or in obtaining the necessary work permits to hire qualified expatriates.  TCM’s inability to do so could have a material adverse effect on its business, results of operations and financial condition.

Some of Thompson Creek’s properties, including certain properties acquired in the Terrane transaction, are located near First Nation communities who may oppose the development of these properties and make land claims against TCM.

The Endako Mine, Mt. Milligan, the Davidson Project and the Berg property and other properties acquired as a result of Thompson Creek’s acquisition of Terrane are located near many First Nation communities, and the exploration and development of these properties may be subject to land claims and opposition by First Nation communities.  In addition, TCM may be required to enter into certain agreements with such First Nations in order to develop Thompson Creek’s properties, which could reduce the expected revenue from any future production.

In particular, in May 2010, TCM received notification of a petition filed in the Supreme Court of British Columbia by the Stellat’en First Nation claiming that the British Columbia Ministry of Energy, Mines and Petroleum Resources has not fulfilled its duty to consult with or accommodate Stellat’en’s asserted aboriginal rights and title interests in relation to the mill expansion project at the Endako Mine. The petition names TCM as a Respondent but does not cite TCM in any of its claims regarding the lack of consultation.  No date has been set for the hearing on this proceeding.  Although TCM is satisfied with the efforts of itself and the Crown to date to consult and engage with the Stellat’en First Nation (and other aboriginal groups) regarding the expansion project and will continue to work with the Government of British Columbia towards building positive relationships with Stellat’en (and other aboriginal groups) regarding the Endako Mine and the expansion project, there can be no assurance that these First Nations consultations will be completed successfully.

In addition, there has been opposition voiced by the Nak’azdli First Nation against the development of Mt. Milligan.  Nak’azdli First Nation commenced proceedings in the Supreme Court of British Columbia (June 2009) and the Federal Court of Canada (January 2010) seeking judicial reviews of certain key decisions by the Province of British Columbia and the Government of Canada approving the Mt. Milligan project.  Terrane was not named as a party in either proceeding but took steps to have it added as a Respondent in both proceedings so that it would have an opportunity to ensure that its interests were before the respective Courts.  No date has been set for the hearing of the Federal Court proceeding.  The Supreme Court proceeding was set for hearing in September 2010 but was adjourned just before the hearing date at the request of Nak’azdli and the Province in order that they might have time to conclude an agreement that would resolve the Supreme Court proceeding.  At the request of Terrane, a new date was fixed for the hearing for May 2011 in the event that no agreement is reached.  The continued opposition of the Nak’azdli First Nation could delay or prevent the development of Mt. Milligan.  There can be no assurance that the Nak’azdli First Nation opposition will be resolved successfully.

Thompson Creek’s business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect its business and financial results.

Thompson Creek is subject to changing rules and regulations of federal and state government as well as the stock exchange on which its common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the New York Stock Exchange, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say-on-pay” and proxy access, as well as additional disclosure requirements regarding mine safety that will impact Thompson Creek.

Although TCM has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results to differ from those anticipated, estimated or intended. Forward-looking statements contained herein are made as of the date of this Form 10-Q, and TCM disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or results or otherwise, except as required by law.  There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements.  Accordingly, you are cautioned not to place undue reliance on forward-looking statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Mine Safety Disclosures

Employee and contractor safety is a fundamental priority for TCM at all of its mine sites.  Thompson Creek has in place a comprehensive safety program that includes extensive health and safety training for all employees and contractors, site inspections, emergency response preparedness, crisis communications training, incident investigation, regulatory compliance training and process auditing, as well as an open dialogue among all levels of employees and contractors.  For example, at the Thompson Creek Mine, TCM utilizes an outside consulting firm to provide behavioral safety training to all employees and contractors working on-site.  TCM’s goal is to achieve zero lost time and zero reportable injuries.  Thompson Creek strives to eliminate exposure to hazards in the workplace, ensure that it complies with all mine safety resolutions, and support regulatory and industry efforts to improve the health and safety of its employees and contractors along with the industry as a whole.

TCM’s operations at the Thompson Creek Mine are subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  Under the recently-enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, mine operators are required to include in their periodic reports filed with the SEC certain information relating to citations or orders issued under the Mine Act, and certain other mine safety information.  Below is the information so required for TCM for the three months ended September 30, 2010:

•	Section 104 Citations: No citations were issued by MSHA to TCM under section 104 of the Mine Act.

•	Section 104(b) Orders: No orders were issued by MSHA to TCM under section 104(b) of the Mine Act.

•	Section 104(d) Citations and Orders: No citations or orders were issued by MSHA to TCM under section 104(d) of the Mine Act.

•	Section 110(b)(2) Violations: No flagrant violations were issued by MSHA to TCM under section 110(b)(2) of the Mine Act.

•	Section 107(a) Orders: No imminent danger orders were issued by MSHA to TCM under section 107(a) of the Mine Act.

•

Proposed Assessments:  The total dollar value of proposed assessments from MSHA under the Mine Act was $7,356.  All such assessments relate to citations and orders issued by MSHA prior to the three-month period ended September 30, 2010.  MSHA currently conducts routine inspections at the Thompson Creek Mine bi-annually in April and October.

•	Mining-Related Fatalities: There were no mining-related fatalities.

•

Pattern or Potential Pattern of Violations:  TCM received no written notice from MSHA of (i) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health or safety hazards under section 104(e) of the Mine Act, or (ii) the potential to have such a pattern.

•	Pending Legal Actions: TCM currently has two pending legal actions before the Federal Mine Safety and Health Review Commission to contest citations received in January 2010.

Item 6.  Exhibits

Exhibits:

2.1

Arrangement Agreement by and among Thompson Creek and Terrane, dated July 15, 2010 (incorporated by reference to Exhibit 2.1 to Thompson Creek’s Current Report on Form 8-K (File No. 001-33783) filed with the SEC on July 21, 2010).

2.2

Letter Agreement between Thompson Creek and Terrane, dated August 20, 2010 (incorporated by reference to Exhibit 2.1 to Thompson Creek’s Current Report on Form 8-K (File No. 001-33783) filed with the SEC on August 25, 2010).

3.1	Notice of Articles dated May 19, 2010 (incorporated by reference to Exhibit 3.1 to Thompson Creek’s Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).

4.1

Common Stock Purchase Warrant Indenture, dated June 21, 2007, between Terrane and Pacific Corporate Trust Company, as Warrant Agent, relating to Terrane’s common share purchase warrants expiring June 2012 (incorporated by reference to Exhibit 4.1 to Thompson Creek’s Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).

4.2

Supplement to the Common Share Purchase Warrant Indenture dated October 20, 2010, by and among Thompson Creek, Terrane and Computershare Trust Company of Canada (successor to Pacific Corporate Trust Company), as Warrant Agent, relating to Terrane’s common share purchase warrants expiring June 2012 (incorporated by reference to Exhibit 4.2 to Thompson Creek’s Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).

4.3

Common Stock Purchase Warrant Indenture, dated April 16, 2010, between Terrane and Computershare Trust Company of Canada, as Warrant Agent, relating to Terrane’s common share purchase warrants expiring April 2011 (incorporated by reference to Exhibit 4.3 to Thompson Creek’s Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).

4.4

Supplement to the Common Share Purchase Warrant Indenture dated October 20, 2010, by and among Thompson Creek, Terrane and Computershare Trust Company of Canada, as Warrant Agent, relating to Terrane’s common share purchase warrants expiring April 2011 (incorporated by reference to Exhibit 4.4 to Thompson Creek’s Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).

4.5

Warrant Certificate issued to Goldcorp Canada Ltd. by Terrane on April 15, 2010 (incorporated by reference to Exhibit 4.5 to Thompson Creek’s Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).

4.6

Common Share Purchase Warrant Indenture dated October 23, 2006 between Blue Pearl Mining Ltd. and Equity Transfer & Trust Company, as Warrant Agent, relating to Thompson Creek’s common share purchase warrants expiring October 2011 (incorporated by reference to Exhibit 99.57 to Thompson Creek’s Registration Statement on Form 40-F (File No. 001-33783) filed with the SEC on October 30, 2007).

10.1

Purchase and Sale Agreement by and among Thompson Creek Metals, Terrane, Royal Gold, Inc. and RGL Royalty AG, dated October 20, 2010 (incorporated by reference to Exhibit 10.1 to Thompson Creek’s Current Report on Form 8-K (File No. 001-33783) filed with the SEC on October 20, 2010).

10.2

Lock-up Agreement between Thompson Creek and Goldcorp Inc., dated July 15, 2010 (incorporated by reference to Exhibit 10.14 to Thompson Creek’s Current Report on Form 8-K (File No. 001-33783) filed with the SEC on July 21, 2010).

10.3

First Amendment to the Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan, dated as of September 7, 2010 (incorporated by reference to Exhibit 10.1 to Thompson Creek’s Current Report on Form 8-K (File No. 001-33783) filed with the SEC on September 9, 2010).

10.4

Amendment to Employment Agreement, dated as of September 27, 2010, between Thompson Creek Metals Company USA and Kevin Loughrey (incorporated by reference to Exhibit 10.1 to Thompson Creek’s Current Report on Form 8-K (File No. 001-33783) filed with the SEC on September 28, 2010).

10.5

Amendment to Employment Agreement, dated as of September 27, 2010, between Thompson Creek Metals Company USA and Pamela L. Saxton (incorporated by reference to Exhibit 10.2 to Thompson Creek’s Current Report on Form 8-K (File No. 001-33783) filed with the SEC on September 28, 2010).

10.6

Amendment to Employment Agreement, dated as of September 27, 2010, between Thompson Creek Metals Company USA and S. Scott Shellhaas (incorporated by reference to Exhibit 10.3 to Thompson Creek’s Current Report on Form 8-K (File No. 001-33783) filed with the SEC on September 28, 2010).

10.7

Amendment to Employment Agreement, dated as of September 27, 2010, between Thompson Creek Metals Company USA and Mark A. Wilson (incorporated by reference to Exhibit 10.4 to Thompson Creek’s Current Report on Form 8-K (File No. 001-33783) filed with the SEC on September 28, 2010).

*10.8	Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan.

*10.9	Form of Amended and Restated Restricted Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan.

*10.10	Form of Amended and Restated Stock Option Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan.

*31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.

101

The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the nine months ended September 30, 2010, filed on November 4, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) document and entity information, and (v) related notes to these financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the officially publicly filed financial statements of Thompson Creek Metals Company Inc. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the “Exchange Act”, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

*      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMPSON CREEK METALS COMPANY INC.
Registrant

November 4, 2010	/s/ Kevin Loughrey
Date	KEVIN LOUGHREY,
Chairman, Chief Executive Officer and Director

November 4, 2010	/s/ Pamela L. Saxton
Date	PAMELA L. SAXTON,
Chief Financial Officer and Vice President,
Finance, (Principal Financial Officer and
Principal Accounting Officer)