Form 10-K
period 2010-12-31
Thompson Creek Metals CO Inc.
filed 2011-02-24
CIK 1415020

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33783

THOMPSON CREEK METALS COMPANY INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	98-0583591 (I.R.S. Employer Identification No.)
26 West Dry Creek Circle, Suite 810, Littleton, CO (Address of principal executive offices)	80120 (Zip code)

(303) 761-8801
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, no par value	New York Stock Exchange Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

          As of February 24, 2011, there were 165,619,646 shares of TCM common stock, no par value, outstanding.

          As of June 30, 2010, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common equity held by non-affiliates was approximately $1.2 billion, based on the closing price of the registrant's common stock on such date as reported on the New York Stock Exchange. For purposes of this calculation, shares of common stock held by executive officers, directors and holders of greater than 5% of TCM's outstanding common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2011 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2010.

Thompson Creek Metals Company Inc.

Reporting Currency, Financial and Other Information

        All dollar amounts in this report are expressed in United States dollars ("US$"), unless otherwise indicated. Canadian currency is denoted as "C$." Financial information is presented in accordance with accounting principles generally accepted in the United States ("US GAAP"). Differences between US GAAP and accounting principles generally accepted in Canada ("Canadian GAAP"), as applicable to Thompson Creek Metals Company Inc., are explained in Note 24 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

        References to "Thompson Creek," "TCM,", the "Corporation", the "Company", "we," "our" and "us" mean Thompson Creek Metals Company Inc., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Additional information on TCM is available on EDGAR at www.sec.gov or on SEDAR at www.sedar.com.

Non-GAAP Financial Measures

        In this Form 10-K, we use the terms "cash cost per pound produced" and "adjusted net income" which are considered non-GAAP financial measures as defined in Securities and Exchange Commission ("SEC") Regulation S-K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with US GAAP. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a reconciliation of the comparable US GAAP measure and a definition of these measures as used in this report.

Statement Regarding Forward-Looking Information

        Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to TCM's business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and applicable Canadian securities legislation. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Items 1 and 2, Business and Properties, Items 7 and 7A, Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure About Market Risk, and Item 1A, Risk Factors. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1A, Risk Factors and elsewhere in this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEMS 1. AND 2.    BUSINESS AND PROPERTIES

GENERAL

        TCM is a growing, diversified, North American mining company. TCM has two large operating molybdenum mines, a large copper-gold mine under construction, a stand-alone metals roasting facility, and a number of additional metals properties in various stages of exploration. All operations are located in the United States or Canada.

        TCM's principal producing properties include the Thompson Creek producing open-pit molybdenum mine and concentrator ("TC Mine") in Idaho, a 75% joint venture interest in the Endako producing open-pit molybdenum mine, concentrator and roaster ("Endako Mine") in British Columbia, and the Langeloth metallurgical facility ("Langeloth Facility") in Pennsylvania.

        In October 2010, TCM acquired Terrane Metals Corp. ("Terrane") and, as a result, is currently in the process of constructing and developing the Mt. Milligan project ("Mt. Milligan") located in British Columbia, which has been designed to be a conventional truck-shovel open pit mine with a 66,000 ton per day copper flotation processing plant, with estimated average annual production of 81 million pounds of copper and 194,000 ounces of gold over the life of the mine.

        Thompson Creek also has two underground molybdenum exploration projects (comprised of the Davidson Property, located in British Columbia, and an option to acquire up to 75% of the Mount Emmons Property, located in Colorado), a copper-molybdenum exploration project located in British Columbia (the Berg Property), and two joint venture exploration projects located in British Columbia, one of which is a lead and zinc project (the Howard's Pass Property), and the other a gold project (the Maze Lake Property).

        Among TCM's principal assets are its ore reserves. At December 31, 2010, consolidated proven and probable reserves for the TC Mine and for TCM's 75% joint venture interest in the Endako Mine totaled 462.2 million pounds of contained molybdenum, with 53.6% of these reserves from the TC Mine and 46.4% from TCM's joint venture interest in the Endako Mine. The consolidated proven and probable reserves estimates for the TC Mine were prepared by the TC Mine staff and verified by Independent Mining Consultants, Inc. ("IMC") using a cut-off grade of 0.030% molybdenum ("Mo"). The consolidated proven and probable reserves estimates for the Endako Mine were prepared by the Endako Mine staff using cut-off grades varying by year from 0.045 to 0.030% molybdenum disulfide ("MoS2"). At December 31, 2010, consolidated proven and probable reserves for Mt. Milligan totaled 2.1 billion pounds of contained copper and 6 million ounces of contained gold. The ore reserve estimates for Mt. Milligan were prepared by IMC. The open pit was optimized at a $3.72/ton net smelter return cut-off value and incorporates costs for milling, plant services, tailing services and general and administrative charges and at $1.60/lb copper, $690/oz gold and 0.85 US$/C$ exchange rate. Please refer to Glossary of Terms below.

        TCM's total revenues for 2010 were $594.8 million, which represented the sale of 36.9 million pounds of molybdenum (29.1 million pounds were from production from the mines and 7.9 million pounds were from third-party product that was purchased, processed and resold).

        Detailed information regarding TCM's operations and planned exploration projects is found below. See the Glossary of Terms below for the definitions of mining terms used in this report.

        TCM has three reportable segments: US Operations Molybdenum, Canadian Operations Molybdenum, and Copper-Gold (Development). The US Operations segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the TC Mine and Langeloth Facility, as well as all roasting and sales of third-party purchased material. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Copper-Gold (Development) segment includes all development expenditures and development site administration from Mt. Milligan. See Note 23 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for information relating to TCM's operating segments.

THOMPSON CREEK HISTORY

        TCM is a corporation governed by the Business Corporations Act (British Columbia) ("BCBCA"). TCM was organized in 2000 as a corporation under the laws of Ontario, Canada, and was continued as a corporation under the laws of British Columbia, Canada under the BCBCA effective July 29, 2008.

        On October 26, 2006, TCM acquired (the "Thompson Creek Acquisition") Thompson Creek Metals Company USA ("Thompson Creek USA"). The purchase price consisted of $575 million paid on closing, $61.5 million paid subsequent to the collection of certain receivables and a $100 million contingent payment made in January 2008.

        TCM funded the Thompson Creek Acquisition and related transaction costs through a $203 million public equity offering consisting of the issuance of 41.9 million common shares and 20.9 million warrants, a $35 million equity sale to one of the vendors of Thompson Creek USA, a $402 million term debt facility and a $25 million revolving line of credit. The term loan was repaid in full in June 2008. The revolving line of credit was voluntarily terminated by TCM effective February 2, 2010. The assets acquired by TCM included the TC Mine, a 75% interest in the Endako Mine and the Langeloth Facility.

        On June 5, 2008, TCM completed an equity financing for aggregate gross proceeds of C$215 million, issuing 10 million common shares at a price of C$21.50 per share. TCM used the net proceeds of the financing, together with cash on hand, to repay the term loan as noted above. On June 27, 2008, TCM completed the sale of an additional 914,700 common shares at C$21.50 per share following the exercise of the underwriters' over-allotment option granted in connection with the equity financing for additional gross proceeds of approximately C$19 million.

        On September 16, 2009, TCM completed another equity financing for aggregate gross proceeds of C$217 million, issuing 15.5 million common shares of TCM at a price of C$14.00 per share.

        On October 20, 2010, TCM acquired all of the issued and outstanding common shares and stock options of Terrane by way of a plan of arrangement (the "Arrangement"). Upon consummation of the Arrangement, Terrane became a wholly-owned subsidiary of TCM.

        Under the Arrangement, holders of Terrane common shares received C$0.90 in cash and 0.052 of a TCM common share per each Terrane share. Pursuant to the agreement governing the Arrangement dated July 15, 2010 and amended on August 20, 2010 (the "Arrangement Agreement,"), the warrants issued by Terrane in 2007 and 2010 continue to remain outstanding and, in accordance with their terms, the holders thereof are entitled to receive the same cash and share consideration that Terrane's common shareholders were entitled to receive in connection with the Arrangement Agreement upon exercise of such warrants. TCM also concurrently entered into a purchase and sale agreement with a subsidiary of Royal Gold, Inc. ("RG") that provides for, among other things, the purchase by RG of 25% of the payable gold produced by Mt. Milligan (the "Gold Stream Transaction").

        During the fourth quarter of 2010, TCM entered into a $290.0 million senior secured revolving credit facility (the "Credit Facility"). Up to $100.0 million of the Credit Facility is available for letters of credit, and up to $30.0 million will be available for swingline loans. The Credit Facility will terminate and all amounts outstanding are due and payable on December 10, 2014. TCM can prepay amounts outstanding under the Credit Facility at any time, and the Credit Facility can be voluntarily terminated at any time prior to the December 10, 2014 maturity date without premium or penalty. Borrowings under the Credit Facility will be used for general corporate purposes, including capital expenditures relating to the mill expansion project at the Endako Mine and the Mt. Milligan project.

        The following map sets forth the locations of TCM's mines, development projects and metallurgical facility.

MOLYBDENUM

        TCM currently produces molybdenum products from its two primary mines and from purchased concentrates from third-party by-product copper production. TCM's principal products are molybdic oxide (also known as roasted molybdenum concentrate) and ferromolybdenum. These two commodity products account for approximately 75% of TCM's sales. This is also the approximate proportion of the use of mined molybdenum for metallurgical purposes as an alloy in various steels. Other products produced by TCM include high soluble technical oxide, pure molybdenum tri-oxide, and high purity molybdenum disulfide.

        Molybdenum's main use is as a ferro-alloy in steels, especially where high-strength, temperature resistant or corrosive resistant properties are sought. The addition of molybdenum enhances the strength, toughness, and wear or corrosion resistance of alloys. Molybdenum is used in major industries including transportation, process equipment manufacturing, power generation, oil well drilling and the manufacturing of petroleum and gas pipelines. Molybdenum is a key alloying element, and the molybdenum chemicals produced are used as catalysts, lubricants, flame-retardants, corrosion inhibitors and pigments. One catalyst, which is growing in importance, is used in the de-sulphurization and de-metallization of crude oils as they are refined.

        Molybdenum as a high-purity metal is also used in electronics such as flat-panel displays, heat sinks, and wiring. First end-user segments for molybdenum include:

  Construction steel 35%
  Stainless steel 25%
  Chemicals 14%
  Tool and high-speed steel 9%
  Cast iron 6%
  Molybdenum metal 6%
  Super alloys 5%

        In the fiscal years ended December 31, 2010, 2009, and 2008, sales of molybdenum accounted for 97.3%, 96.9%, and 98.1% of TCM's revenue, respectively.

MOLYBDENUM SALES AND PRODUCTS

        The world market for molybdenum consumption was approximately 460 million pounds in 2009, increasing to approximately 485 million pounds in 2010, both as estimated by CRU International. Over the same period, the average price of molybdenum increased from $11.03 per pound in 2009 to $15.72 per pound in 2010.

        TCM has entered into a distributorship and sales agreement appointing an arm's length third-party as the distributor in Asia of up to 20% of all molybdenum produced from the TC Mine for a period of ten years, commencing on January 1, 2007. These sales are made under TCM's discretion and approval at the prevailing market prices.

        In September 2005, TCM entered into a sales agreement with respect to the TC Mine, which took effect on January 1, 2008, pursuant to which TCM agreed to sell a maximum of four million pounds of technical grade molybdic oxide from Phase 6 of the TC Mine (the "Product"), with a cap of one million pounds a year, at a price of not less than $4.50 per pound and not more than $7.50 per pound of molybdenum derived from the Product. Also in September 2005, TCM agreed with the same party to sell the balance between 10% of Phase 6 production and the four million pounds, estimated to be another four million pounds of molybdenum, at prices to be determined at approximately a 10% discount to the market price of molybdenum at the time of shipment with a minimum price of $4.50 per pound of molybdenum. This agreement took effect in early 2007 and is expected to be fulfilled in early 2012.

        The balance of the sales from TC Mine is made directly to customers in the United States and throughout the world. These sales are primarily annual agreements for fixed volumes to be priced at the prevailing price upon delivery of the products. A smaller proportion of sales are handled as spot sales against a purchase order for each single transaction.

        Production from the Endako Mine is sold primarily under annual supply contracts with customers who are steel, chemical and petroleum catalyst manufacturers. These annual contracts typically have quantities with fixed purchase volumes, with the sales price established by negotiated terms and conditions, referencing published molybdenum prices in various metal trade publications at or near the date of the molybdenum sale. Some of the molybdenum is sold on a spot sales basis, based upon negotiated prices. A small amount of sales is also completed on the basis of long-term, multi-year sales contracts.

        The Endako Mine is a fully integrated producer, with the majority of its finished molybdenum produced from material mined, milled and roasted to saleable molybdenum trioxide on site.

        Reference prices for molybdenum are available in several publications, including Platts Metals Week, Ryan's Notes and Metal Bulletin. Molybdenum futures commenced trading on the London Metal Exchange on February 22, 2010.

        The table below shows the high, low and average prices quoted in Platts Metals Week for molybdenum in US$ per pound for the last 10 years.

	Molybdenum (Dealer Oxide Platt's Metals Week)
Year	High	Low	Average
2001	$2.58	$2.19	$2.35
2002	8.30	2.40	3.76
2003	7.60	3.28	5.29
2004	33.25	7.20	16.20
2005	40.00	24.00	31.98
2006	28.40	20.50	24.75
2007	34.25	24.30	30.00
2008	34.00	8.25	28.94
2009	18.30	7.70	11.08
2010	18.60	11.75	15.72

        The prices quoted in Platts Metals Week for the week of February 21, 2011 were $18.00 (high), $17.70 (low) and $17.85 (average) per pound of molybdenum for drummed oxide.

Molybdenum Products and Uses

MOLYBDENUM PRODUCTS AND USES

MINE
ORE
MILLING
HIGH-PURITY MOLYBDENUM DISULFIDE
MOLYBDENUM DISULFIDE CONCENTRATE
LUBRICATING OIL & GREASE ADDITIVES
ROASTING
TECHNICAL GRADE MOLYBDENUM OXIDE
SUBLIMATION
FERRO-MOLYBDENUM REDUCTION
CHEMICAL MANUFACTURING
PURE OXIDE
OXIDE POWDER, BRIQUETTES
FERRO-MOLYBDENUM
AMMONIUM MOLYBDATES
SODIUM MOLYBDATES
OTHER, CARBIDES, SILICIDES
CATALYSTS
PETRO-CHEMICAL
STAINLESS STEEL
ALLOY STEEL
TOOL & HIGH SPEED STEEL
CAST IRONS
FOUNDRIES & STEEL MILLS
CATALYSTS
PETRO-CHEMICAL
CORROSION INHIBITORS
AGRICULTURE MICRONUTRIENTS
PIGMENTS
SURFACE COATINGS
HEALTH MICRONUTRIENTS
CERAMICS
NANO-MATERIALS
REDUCTION
SMOKE SUPPRESSANTS
PIGMENTS
MO METAL
CALCINING
PURE OXIDE
SUPERALLOYS
LIGHTING PRODUCTS
ELECTRONICS
MOLYBDENUM METAL PRODUCTS
HIGH-TEMPERATURE APPLICATIONS
THOMPSON CREEK OPERATIONS
OTHER

COPPER PRICE HISTORY

        Copper is an internationally traded commodity, and its prices are determined by the major metals exchanges—New York Mercantile Exchange ("COMEX"), the London Metals Exchange ("LME") and the Shanghai Futures Exchange ("SHFE"). Prices on these exchanges generally reflect the worldwide balance of copper supply and demand and can be volatile and cyclical.

        The following table shows the high, low and average daily LME spot copper prices in US$ per pound over the past ten years:

Year	High	Low	Average
2001	$0.83	$0.60	$0.72
2002	0.77	0.64	0.71
2003	1.05	0.70	0.81
2004	1.49	1.06	1.30
2005	2.11	1.39	1.67
2006	3.99	2.05	3.05
2007	3.76	2.40	3.23
2008	4.07	1.25	3.15
2009	3.33	1.38	2.34
2010	4.42	2.76	3.42

GOLD PRICE HISTORY

        The price of gold is volatile and is affected by numerous factors all of which are beyond TCM's control such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the US dollar and foreign currencies, changes in global and regional gold demand, and the political and economic conditions of major gold-producing countries throughout the world.

        The following table presents the high, low and average London P.M. fixed prices for gold per ounce on the London Bullion Market in US$ over the past ten years:

Year	High	Low	Average
2001	$293	$256	$271
2002	349	278	310
2003	416	320	363
2004	454	375	410
2005	537	411	445
2006	725	525	603
2007	841	608	695
2008	1,011	713	872
2009	1,213	810	972
2010	1,421	1,058	1,225

GLOSSARY OF TERMS

        TCM reports Mineral Reserves under two separate standards to meet the requirements for reporting in both the United States ("US") and Canada. US reporting requirements for disclosure of mineral properties are governed by the SEC Industry Guide 7. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 ("NI 43-101"), which adopts definitions from those given by the Canadian Institute of Mining, Metallurgy and Petroleum.

These reporting standards are both designed not only to convey an appropriate level of confidence in the disclosures being reported, but also utilize differing approaches and definitions.

        TCM reports Mineral Resources and Mineral Reserves according to the definitions set forth in NI 43-101, and modifies as appropriate to conform to SEC Industry Guide 7 for reporting in the US. The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the similarities and differences.

SEC INDUSTRY GUIDE 7 DEFINITIONS

reserve	The term "reserve" refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility(1) study done to bankable standards that demonstrates the economic extraction. ("Bankable standards" implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.
proven reserve
The term "proven reserve" refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape depth and mineral content of reserves are well-established.
probable reserve
The term "probable reserve" refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.
mineralized material(2)	The term "mineralized material" refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.
non-reserves	The term "non-reserves" refers to mineralized material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

(1)
For SEC Industry Guide 7 purposes, the feasibility study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

(2)
This category is substantially equivalent to the combined categories of Measured Mineral Resource and Indicated Mineral Resource specified in NI 43-101.

 NI 43-101 DEFINITIONS

Mineral Reserve	The term "Mineral Reserve" refers to the economically mineable part of a Measured or Indicated Mineral Resource demonstrated by at least a preliminary feasibility study. The study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A Mineral Reserve includes diluting materials and allowances for losses that may occur when the material is mined.
Proven Mineral Reserve
The term "Proven Mineral Reserve" refers to the economically mineable part of a Measured Mineral Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.
Probable Mineral Reserve
The term "Probable Mineral Reserve" refers to the economically mineable part of an Indicated Mineral Resource, and in some circumstances, a Measured Mineral Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.
Mineral Resource
The term "Mineral Resource" refers to a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the Earth's crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.
Measured Mineral Resource
The term "Measured Mineral Resource" refers to that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

Indicated Mineral Resource	The term "Indicated Mineral Resource" refers to that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.
Inferred Mineral Resource
The term "Inferred Mineral Resource" refers to that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.
Qualified Person(1)
The term "qualified person" refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination of these, has experience relevant to the subject matter of the mineral project and the technical report, and is a member in good standing of a professional association.

(1)
SEC Industry Guide 7 does not require designation of a qualified person.

ADDITIONAL DEFINITIONS

        alteration—any change in the mineral composition of a rock brought about by physical or chemical means assay—a measure of the valuable mineral content

        Au—gold

        chalcopyrite—common sulfide ore of copper, made of copper and iron sulfide concentrate—the product of mineral flotation process which separates and concentrates ore minerals from waste material concentrator—plant and equipment that conducts process of mineral concentration

        Cu—copper

        cut-off grade—when determining economically viable Mineral Reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined and processed at a profit diamond drilling—rotary drilling using diamond-set or diamond-impregnated bits, to produce a solid continuous core of rock sample dip—the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure dissemination—where minerals occur as scattered particles in the rock fault—a surface or zone of rock fracture along which there has been displacement feasibility study—a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production.

        formation—a distinct layer of sedimentary rock of similar composition geochemistry—the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geophysics—the study of the mechanical, electrical, gravitational and magnetic properties of the Earth's crust geophysical surveys—a survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the Earth's surface geotechnical—the study of ground stability

        grade—quantity of metal per unit weight of host rock

        granodiorite—a group of coarse-grained plutonic rocks intermediate in composition between quartz diorite and quartz monzonite containing quartz, plagioclase, potassium feldspar with biotite and hornblende host rock—the rock in which a mineral or an ore body may be contained hydrothermal—the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution in-situ—in its natural position

        life-of-mine—a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tonnes of Mineral Reserve by the annual rate of mining and processing mineral—a naturally occurring inorganic crystalline material having a definite chemical composition mineralization—a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock

        Mo—molybdenum

        molybdenite—a mineral of molybdenum disulfide; common sulphide ore of molybdenum

        MoS2—molybdenum disulfide or molybdenite

        net smelter return (NSR)—refers to the revenue expected from ore delivered to the mill, taking into account metallurgical recoveries, concentrate grades, transportation costs and smelter treatment charges, usually measured on a per ton basis outcrop—that part of a geologic formation or structure that appears at the surface of the Earth open pit—surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore—mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body—a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade—the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per tonne of ore oxide—gold bearing ore which results from the oxidation of near surface sulfide ore preliminary assessment—a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study porphyry—a deposit of molybdenum or copper bearing ores associated with intrusive igneous rocks of porphyritic texture preliminary feasibility study and pre-feasibility study—each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration in the case of an open pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the Mineral Resource may be classified as a Mineral Reserve pyrite—common sulfide of iron

        QA/QC—Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data rock—indurated naturally occurring mineral matter of various compositions

        SAG—semi-autogenous grinding, a SAG mill is a grinding mill that uses steel balls in addition to coarser ores for grinding sediment—particles transported by water, wind or ice

        sedimentary rock—rock formed at the Earth's surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited sericite—a white fine grained potassium mica occurring as an alteration product of various aluminosilicate minerals stockpile—a rock dump containing ore grade material to be processed at some point in the future stockwork—a complex system of variably oriented veins

        stratigraphic or stratigraphically—geology that deals with the origin and succession of strata strike—the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal strip—to remove overburden in order to expose ore

        sulfide—a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization tailings—fine ground wet waste material produced from ore after economically recoverable metals or minerals have been extracted ton—short ton, equal to 2,000 pounds, or 907.2 kilograms

        tonne—metric tonne, equal to 1,000 kilograms or 2,204.6 pounds transition ore—is an ore zone lying between the oxide ore and the sulfide ore; ore material that is partially weathered and oxidized vein—a thin, sheet-like crosscutting body of hydrothermal mineralization, principally quartz volcanics—those originally molten rocks, generally fine grained, that have reached or nearly reached the Earth's surface before solidifying weathering—near surface alteration and oxidation of minerals and rocks by exposure to the atmosphere or ground water

MINERAL RESERVES

        TCM's Proven and Probable Mineral Reserves are estimated in conformance with definitions set out in NI 43-101. Technical Reports have been filed regarding the disclosure of Mineral Reserves and Mineral Resources for TC Mine, Endako Mine and Mt. Milligan as required by NI 43-101. The Proven and Probable Mineral Reserves are those tonnages contained within economically optimized pits, configured using current and predicted mining and processing methods and related operating costs and performance parameters. TCM believes that the Mineral Reserves are estimated on a basis consistent with the definition of proven and probable reserves prescribed for use in the US by SEC Industry Guide 7. See Glossary of Terms.

        The estimation of Mineral Reserves is constrained to an economically optimized pit based on all operating costs, including the costs to mine. Since all material lying within the optimized pit will be mined, the cut-off grade used in determining Mineral Reserves is estimated based on the material that, having been mined, is economic to transport and process without regard to primary mining costs (i.e., mining costs that were appropriately applied at the economic optimization stage).

        The QA/QC controls program used in connection with the estimation of TCM's Mineral Reserves consists of regular insertion and analysis of blanks and standards to monitor laboratory performance.

        The following tables summarize the TCM's estimated Proven and Probable Mineral Reserves as of December 31, 2010:

PROVEN AND PROBABLE MINERAL RESERVES

        The following table sets forth the estimated molybdenum Mineral Reserves for the TC Mine and the Endako Mine as of December 31, 2010:

Proven and Probable Molybdenum Ore Reserves at December 31, 2010(5)(6)

Mine	Category	Tons	Molybdenum Grade	Contained Molybdenum
		(millions)	(%)	(millions of pounds)
TC Mine(1)(3)	Proven - Mine	82.1	0.088	145.0
	Proven - Stockpile	2.4	0.150	7.2
	Probable	68.4	0.070	95.3

	Proven + Probable	152.9	0.081	247.5
Endako Mine(2)(4)	Proven - Mine	113.2	0.047	107.2
	Proven - Stockpile	32.2	0.044	28.1
	Probable	165.6	0.046	150.9

	Proven + Probable	311.0	0.046	286.2
Total	Proven			287.5
	Probable			246.2

	Proven + Probable			533.7

(1)
The Mineral Reserve estimates for the TC Mine set out in the table above were prepared by the TC Mine staff, have been verified by John M. Marek, Registered Professional Engineer, of IMC, who is a Qualified Person under NI 43-101, and utilized a cut-off grade of 0.030% Mo. Data verification and block model assembly was completed by Michael J. Lechner of Resource Modeling Inc. The TC Mine Mineral Reserve estimate is based on a NI 43-101 technical report prepared for TCM, entitled "Technical Report Thompson Creek Molybdenum Mine" and dated February 9, 2011 and filed on SEDAR on February 24, 2011.

(2)
The Mineral Reserve estimates for the Endako Mine set out in the table above have been prepared by John M. Marek, P.E., of IMC with a cut-off grade of 0.030% MoS2. Mineral Reserves are stated on a 100% basis. TCM owns 75% of the Endako Mine. The Endako Mineral Reserve estimate is based on a NI 43-101 technical report prepared for TCM, entitled "Technical Report Endako Molybdenum Mine" and dated February 14, 2011 and filed on SEDAR on February 24, 2011.

(3)
The Mineral Reserves at the TC Mine were estimated using an average long-term molybdenum price of $12.00 per pound. The TC Mine has limited ability to expand the pit due to limitations on tailing capacity. Therefore, the final pit design reflects the maximum ore capacity that can be produced in the foreseeable future.

(4)
The Mineral Reserves at the Endako Mine were estimated using an average long-term molybdenum price of $12.00 per pound.

(5)
The stated Mineral Reserves estimates have been prepared in accordance with NI 43-101 and are classified in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum's "CIM Definition Standards—For Mineral Resources and Mineral Reserves". Mineral Reserves are

  equivalent to Proven and Probable Reserves as defined by the SEC Industry Guide 7. Mineral Reserve estimates reflect TCM's reasonable expectation that all necessary permits and approvals will be obtained and maintained. Mining dilution and mining recovery vary by deposit and have been applied in estimating the Mineral Reserves.

(6)
Numbers may not add up due to rounding.

        The following tables set forth the estimated copper and gold Mineral Reserves for Mt. Milligan as of December 31, 2010:

Proven and Probable Copper Mineral Reserves at December 31, 2010(3)(4)

Property	Category	Tons	Copper Grade	Contained Copper
		(millions)	(%)	(millions of pounds)
Mt. Milligan(1)(2)	Proven - Mine	302.7	0.210	1,273
	Probable	229.1	0.187	851

	Proven + Probable	531.8	0.200	2,124
Total	Proven			1,273
	Probable			851

	Proven + Probable			2,124

Proven and Probable Gold Mineral Reserves at December 31, 2010(3)(4)

Property	Category	Tons	Gold Grade	Contained Gold
		(millions)	(ounces per ton)	(millions of ounces)
Mt. Milligan(1)(2)	Proven - Mine	302.7	0.013	3.87
	Probable	229.1	0.009	2.16

	Proven + Probable	531.8	0.011	6.02
Total	Proven			3.87
	Probable			2.16

	Proven + Probable			6.02

(1)
The copper and gold Mineral Reserve estimates for Mt. Milligan set out in the tables above have been prepared by Herbert E. Welhener, MMSA-QPM., of IMC, who is a Qualified Person under NI 43-101. The Mt. Milligan Reserve estimate is based on a NI 43-101 technical report prepared for TCM's wholly owned subsidiary, Terrane, entitled "Technical Report—Feasibility Update Mt. Milligan Property—Northern BC" and dated October 13, 2009 and filed on SEDAR under Terrane's profile on October 23, 2009.

(2)
The open pit was optimized at a $3.72/t NSR cut-off value and incorporates costing for milling, plant services, tailing services and general and administrative charges and at $1.60/lb copper, $690/oz gold and 0.85 US$/C$ exchange rate.

(3)
The stated Mineral Reserves estimates have been prepared in accordance with NI 43-101 and are classified in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum's "CIM Definition Standards—For Mineral Resources and Mineral Reserves". Mineral Reserves are equivalent to Proven and Probable Reserves as defined by the SEC Industry Guide 7. Mineral Reserve estimates reflect TCM's reasonable expectation that all necessary permits and approvals will be obtained and maintained. Mining dilution and mining recovery vary by deposit and have been applied in estimating the Mineral Reserves.

(4)
Numbers may not add due to rounding.

Reconciliation of Mineral Reserves as shown under NI 43-101 and under SEC Industry Guide 7

        As Mineral Reserves are reported to both NI 43-101 and SEC Industry Guide 7, it is possible for Mineral Reserve figures to vary between the two standards due to the differences in reporting requirements under each standard. For example, NI 43-101 has a minimum requirement that Mineral Reserves be supported by a pre-feasibility study, whereas SEC Industry Guide 7 requires support from a detailed feasibility study that demonstrates that economic extraction is justified.

        For the Mineral Reserves at December 31, 2010, there is no difference between the Mineral Reserves as disclosed under NI 43-101 and those disclosed under SEC Industry Guide 7, and therefore no reconciliation is provided.

Reconciliation of Year-End 2010 and 2009 Proven and Probable Molybdenum Mineral Reserves(3)

	Contained Molybdenum (millions of pounds)	pounds (% of Opening)
December 31, 2009	556.0	100%
Depletion(1)	(32.6)	(6)%
Revisions and Additions(2)	10.3	2%

December 31, 2010	533.7	96%

Notes to the reconciliation of Mineral Reserves:

(1)
Reserves mined and processed in 2009.

(2)
Revisions and additions due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries.

(3)
Numbers may not add due to rounding.

NON-RESERVES—MEASURED AND INDICATED MINERAL RESOURCES

Cautionary Note to US Investors concerning estimates of Measured and Indicated Mineral Resources

        This section uses the terms "Measured Mineral Resources" and "Indicated Mineral Resources." TCM advises US investors that, while those terms are recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize them. US investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into Mineral Reserves.

        The Measured and Indicated Mineral Resources, which are reported in this Form 10-K, do not include that part of TCM's Mineral Resources that have been converted to Proven and Probable Mineral Reserves as shown above, and have been estimated in compliance with definitions set out in NI 43-101. TCM has filed Technical Reports regarding the disclosure of Mineral Reserves and Mineral Resources for the TC Mine and Endako Mine, and for Mt. Milligan under the Terrane profile, as required by NI 43-101 regulations. See Glossary of Terms above.

        The total Measured and Indicated Mineral Resources for all properties have been estimated at variable economic cut-off grades based on metal prices as provided below, and on economic parameters deemed realistic. The economic cut-off grades for Mineral Resources are lower than those for Mineral Reserves and are indicative of the fact that the Mineral Resource estimates include material that may become economic under more favorable conditions including increases in metal price.

        The following tables summarize TCM's estimated non-reserves—Measured and Indicated Mineral Resources as of December 31, 2010:

Measured and Indicated Molybdenum Mineral Resources at December 31, 2010(1)(6)(7)(8)

	Measured		Indicated		Measured & Indicated
Property	Tons	Molybdenum Grade	Tons	Molybdenum Grade	Tons	Molybdenum Grade
	(millions)	(%)	(millions)	(%)	(millions)	(%)
TC Mine(2)	25.3	0.041	34.0	0.050	59.4	0.046
Endako Mine(3)	23.3	0.034	65.1	0.035	88.4	0.034
Berg Property(4)	58.8	0.030	499.0	0.038	557.8	0.037

Total 2010	107.4	0.033	598.1	0.038	705.6	0.037

Measured and Indicated Copper Mineral Resources at December 31, 2010(1)(6)(7)(8)

	Measured		Indicated		Measured & Indicated
Property	Tons	Copper Grade	Tons	Copper Grade	Tons	Copper Grade
	(millions)	(%)	(millions)	(%)	(millions)	(%)
Mt Milligan(5)	66.1	0.14	181.1	0.15	247.2	0.14
Berg Property(4)	58.8	0.48	499.0	0.28	557.8	0.30

Total 2010	124.9	0.30	680.1	0.25	805.0	0.25

Measured and Indicated Gold Mineral Resources at December 31, 2010(1)(6)(7)(8)

	Measured		Indicated		Measured & Indicated
Property	Tons	Gold Grade	Tons	Gold Grade	Tons	Gold Grade
	(millions)	(opt)	(millions)	(oz/ton)	(millions)	(oz/ton)
Mt Milligan(5)	66.1	0.006	181.1	0.006	247.2	0.006

Measured and Indicated Silver Mineral Resources at December 31, 2010(1)(6)(7)(8)

	Measured		Indicated		Measured & Indicated
Property	Tons	Silver Grade	Tons	Silver Grade	Tons	Silver Grade
	(millions)	(oz/ton)	(millions)	(oz/ton)	(millions)	(oz/ton)
Berg Property(4)	58.8	0.131	499.0	0.108	557.8	0.110

Notes to Non-Reserves—Measured and Indicated Mineral Resources Table:

(1)
The Mineral Resources were estimated in accordance with the definitions and requirements of NI 43-101. The Mineral Resources are equivalent to Mineralized Material as defined by the SEC Industry Guide 7.

(2)
The Mineral Resources for the TC Mine were estimated using optimized pit shells at a molybdenum price of $15.00 per pound. The Qualified Person for the estimation of Mineral Resources was John M. Marek, P.E., of IMC. The TC Mine Mineral Resource estimate is based on a NI 43-101 technical report prepared for TCM, entitled "Technical Report Thompson Creek Molybdenum Mine" and dated February 9, 2011 and filed on SEDAR on February 24, 2011.

(3)
The Mineral Resources for the Endako Mine were estimated using optimized pit shells at a molybdenum price of $15.00 per pound. Other than metal price, the same pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral

  Resources. The Qualified Person for the estimation of Mineral Resources was John M. Marek, P.E., of IMC. The Endako Mineral Resource estimate is based on a NI 43-101 technical report prepared for TCM, entitled "Technical Report Endako Molybdenum Mine" and dated February 14, 2011 and filed on SEDAR on February 24, 2011.

(4)
The Mineral Resources estimate for the Berg Property was reported using a 0.30% copper equivalent cut-off, with copper equivalency defined using metal prices of $1.60/lb copper, $10/lb molybdenum, and $10/oz silver, taking into account metallurgical recoveries. Resources are reported to a maximum depth of 450 meters (1,476.38 feet) below surface. The Mineral Resource was completed by Darin Labrenz, P.Geo., Director Exploration of TCM, who is a Qualified Person under NI 43-101. The Berg Mineral Resource estimate is based on a NI 43-101 technical report prepared for TCM's wholly owned subsidiary, Terrane, entitled "2009 Mineral Resource Estimate on the Berg Copper-Molybdenum-Silver Property, Tahtsa Range, British Columbia" and dated June 26, 2009 and filed on SEDAR under Terrane's profile on June 26, 2009.

(5)
The Mineral Resource estimates for Mt. Milligan set out in the table above have been prepared by Herbert E. Welhener, MMSA-QPM., of IMC. The resources are contained within an open pit shell that was optimized at a $3.72/t NSR cut-off value and incorporates costing for milling, plant services, tailing services and general and administrative charges and at $2.00/lb copper, $800/oz gold and 0.85 US$/C$ exchange rate. The Mt. Milligan Resource estimate is based on a NI 43-101 technical report prepared for TCM's wholly owned subsidiary, Terrane, entitled "Technical Report—Feasibility Update Mt. Milligan Property—Northern BC" and dated October 13, 2009 and filed and SEDAR under Terrane's profile on October 23, 2009.

(6)
The Mineral Resources are not included in and are in addition to the Mineral Reserves described above.

(7)
Numbers may not add due to rounding.

(8)
Mineral Resources are shown on a 100% basis. TCM owns 75% of the Endako Mine.

NON-RESERVES—INFERRED MINERAL RESOURCES

Cautionary Note to US Investors concerning estimates of Inferred Mineral Resources

        This section uses the term "Inferred Mineral Resources." TCM advises US investors that while this term is recognized and required by NI 43-101, the SEC does not recognize it. "Inferred Mineral Resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of Inferred Mineral Resources will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of Inferred Mineral Resources cannot form the basis of feasibility or other economic studies. US investors are cautioned not to assume that part or all of the Inferred Mineral Resource exists, or is economically or legally mineable.

        The Inferred Mineral Resources have been estimated in compliance with definitions defined by NI 43-101 and Technical Reports have been filed for the reporting of Mineral Resources and Mineral Reserves for the TC Mine and Endako Mine, Mt. Milligan, and the Berg and Davidson properties. See Glossary of Terms.

        The following tables summarize estimated non-reserves—Inferred Mineral Resources as of December 31, 2010:

Inferred Resources—Molybdenum(1)(6)(7)

Property	Tons	Molybdenum Grade
	(millions)	(%)
TC Mine(2)	2.7	0.043
Endako Mine(3)	61.5	0.037
Berg Property(4)	159.4	0.033

Inferred Resources—Copper(1)(6)(7)

Property	Tons	Copper Grade
	(millions)	(%)
Mt. Milligan(5)	22.6	0.15
Berg Property(4)	159.4	0.23

Inferred Resources—Gold(1)(6)(7)

Property	Tons	Gold Grade
	(millions)	(opt)
Mt. Milligan(5)	22.6	0.006

Inferred Resources—Silver(1)(6)(7)

Property	Tons	Silver Grade
	(millions)	(opt)
Berg Property(4)	159.4	0.073

Notes to Non-Reserves—Inferred Mineral Resources Table

(1)
The Inferred Mineral Resources were estimated in accordance with the definitions and requirements of NI 43-101. Inferred Mineral Resources are not recognized by the SEC.

(2)
The Inferred Mineral Resources for the TC Mine were estimated using optimized pit shells at a molybdenum price of $15.00 per pound. The Qualified Person for the estimation of Mineral Resources was John M. Marek, P.E., of IMC. The TC Mine Inferred Mineral Resource estimate is based on a NI 43-101 technical report prepared for TCM, entitled "Technical Report Thompson Creek Molybdenum Mine" and dated February 9, 2011 and filed on SEDAR on February 24, 2011.

(3)
The Inferred Mineral Resource for the Endako Mine were estimated using optimized pit shells at a molybdenum price of $15.00 per pound. Other than metal price, the same pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral Resources. The Qualified Person for the estimation of Mineral Resources was John M. Marek, P.E., of IMC. The Endako Inferred Mineral Resource estimate is based on a NI 43-101 technical report prepared for TCM, entitled "Technical Report Endako Molybdenum Mine" and dated February 14, 2011 and filed on SEDAR on February 24, 2011.

(4)
The Inferred Mineral Resource estimate for the Berg Property is reported using a 0.30% copper equivalent cut-off, with copper equivalency defined using metal prices of $1.60/lb copper, $10/lb molybdenum, and $10/oz silver, taking into account metallurgical recoveries. Resources are reported to a maximum depth of 450 meters (1,476.38 feet) below surface. The Berg Mineral Resource was completed by Darin Labrenz, P.Geo., Director Exploration of TCM. The Berg Mineral Resource estimate is based on a NI 43-101 technical report prepared for TCM's wholly owned subsidiary, Terrane, entitled "2009 Mineral Resource Estimate on the Berg Copper-Molybdenum-Silver Property, Tahtsa Range, British Columbia" and dated June 26, 2009 and filed on SEDAR under Terrane's profile on June 26, 2009.

(5)
The Inferred Mineral Resource estimates for Mt. Milligan set out in the table above have been prepared by Herbert E. Welhener, MMSA-QPM., of IMC. The resources are contained within an open pit shell that was optimized at a $3.72/t NSR cut-off value and incorporates costing for milling, plant services, tailing services and general and administrative charges and at $2.00/lb copper, $800/oz gold and 0.85 US$/C$ exchange rate. The Mt. Milligan Resource estimate is based on a NI 43-101 technical report prepared for TCM's wholly owned subsidiary, Terrane, entitled "Technical Report—Feasibility Update Mt. Milligan Property—Northern BC" and dated October 13, 2009 and filed on SEDAR under Terrane's profile on October 23, 2009.

(6)
Numbers may not add due to rounding.

(7)
Inferred Mineral Resources are shown on a 100% basis. TCM owns 75% of Endako Mine.

OPERATIONS

SUMMARY OPERATING DATA

        The following table sets out certain operating data underlying TCM's operating information for each of the periods indicated:

	Years Ended December 31,
	2010	2009	2008	2007	2006(1)
Mined (000's ore tons)
TC Mine	10,343	7,174	11,860	7,340	1,455
Endako Mine (75%)	10,342	8,226	11,039	8,266	991

Total Mined	20,685	15,400	22,899	15,606	2,446

Milled (000's tons)
TC Mine Material (mined)	10,128	7,591	10,063	8,870	1,244
Endako Mine (75%)	8,413	8,068	8,902	8,109	973

Total Milled	18,541	15,659	18,965	16,979	2,217

(1)
Represents production from October 26, 2006, the date of the Thompson Creek Acquisition.

        The following table sets out production, for each of the periods indicated, from each of TCM's two mines as well as other information relating to operations at the Langeloth Facility:

	Years Ended December 31,
	2010	2009	2008	2007	2006(1)
Mined (000's lb)
TC Mine	25,071	17,813	16,765	9,269	2,473
Endako Mine (75%)	7,506	7,447	9,280	7,097	1,373

Total Mined Production(2)	32,577	25,260	26,045	16,366	3,846

Cash cost ($/lb produced)
TC Mine	$5.20	$5.72	$7.75	$10.91	n/a
Endako Mine (75%)	$8.89	$6.13	$7.15	$8.89	n/a

Total average cash cost ($/lb produced)(3)	$6.07	$5.84	$7.54	$10.03	n/a

Processed (000's lb)
Langeloth Facility:
Purchased Material	7,855	4,683	10,681	11,492	1,463
Toll Roasted Molybdenum	5,703	3,841	5,262	13,070	1,999
Roasted Metal Products Processed	18,334	10,030	23,170	27,698	5,682

(1)
Represents production from October 26, 2006, the date of the Thompson Creek Acquisition.

(2)
Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide from TCM's share of the production from the mines; excludes molybdenum processed from tolled and purchased products.

(3)
Weighted-average of TC Mine and Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for the TC Mine, which only produces molybdenum sulfide on site, includes an estimated molybdenum loss, an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs to the Langeloth Facility. See Non-GAAP Financial Measures in Item 7 for additional information.

PROPERTIES NET BOOK VALUE

        At December 31, 2010, net book values of TCM's properties are as follows (US$ millions):

TC Mine	$199.5
Endako	505.9
Mt. Milligan	850.6
Berg Property	35.4
Maze Lake Property	2.7
Howards Pass Property	8.7
Langeloth Facility	87.2
Mount Emmons Property	—
Davidson Property	0.2
Corporate and other	5.9

TOTAL	$1,696.1

TC MINE

        The TC Mine operates an open pit molybdenum mine and concentrator near Challis, Idaho. The operation consists of an open pit mine, ore crusher and conveyer system, mill and concentrator, tailings and containment dam and support facilities. Open pit mining began in 1983. Material mined from the TC Mine is treated at a processing plant on site, and concentrate material is transported to the Langeloth Facility.

        The molybdenum concentrate produced at the TC Mine is transported to the Langeloth Facility in Langeloth, Pennsylvania, which is owned and operated by TCM. The Langeloth Facility is a metallurgical facility, which produces molybdenum trioxide, ferromolybdenum products and other specialty products. The Langeloth Facility also processes non-molybdenum catalysts for various customers, primarily in the food industry.

Property Description and Location

        The TC Mine is located approximately 30 miles southwest of the town of Challis, Idaho. The site contains an open pit, a mill, support buildings, maintenance facilities, offices, and an assay laboratory.

        TC Mine controls a block of contiguous mineral claims that include 1,589 patented and unpatented mineral claims and mill site claims comprising of approximately 18,000 acres. The area of occupation is approximately 35 square miles of land, or 22,500 acres, and includes the open pit and concentrator, as well as the tailings dam and waste dumps. All current ore reserves are located on patented mining claims and are not expected to be subject to any US Federal government royalties that may be enacted in the future. Maintenance buildings are located on private land. Approximately 50% of the mineral claims are located within the Challis National Forest, with the remaining 50% located within the perimeter of Bureau of Land Management ("BLM") land. Ongoing obligations to maintain title to the TC Mine property are approximately $155,000 per year. Title to all property is current and up-to-date. Local taxes levied on the mine and mill site, as well as the TC Mine property in the City of Challis, Squaw Creek land, TC Mine land, Challis agricultural land and right-of-way and easements amount to approximately $346,000 per year. There are no royalties or other encumbrances on the TC Mine property.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

        The TC Mine is accessible by scheduled air carrier into Idaho Falls, Sun Valley and Boise, Idaho. Vehicle access to the mine is available by highway and gravel roads from each of these cities.

        The TC Mine is located in rugged mountainous terrain at elevations ranging from 6,000 to 8,500 feet above sea level. The mean annual temperature for the area is 45.3 degrees Fahrenheit. Average temperature in July, the warmest month, is 68.5 degrees Fahrenheit and average temperature in January, the coldest month, is 21.9 degrees Fahrenheit. The average annual precipitation is 7.7 inches.

        Currently on site, there is a concentrator with crushing facilities, dry facilities, various offices, two rock dumps with sediment dams, a tailings management facility and the TC Mine open pit. The site is serviced by a well-maintained gravel road. Electric power is provided to the site by the Salmon River Electric Co-op through a 24.7 mile 230 kV power line to the South Butte Substation, then by a 2.6 mile 69 kV line to the mill site. Both of these lines are owned by TC Mine. The infrastructure at the TC Mine includes a five mile access road, an administrative building, a warehouse, worker shower and change facilities, an infirmary, a laboratory, a main garage and repair shops. Fresh water for the TC Mine is pumped from the Salmon River.

Mining and Processing Operations

        Conventional open pit mining methods are used at the TC Mine. Cable shovels load the blasted material into trucks and, depending on grade, the material is hauled either to the waste dumps, the crusher, or to the stockpile. A crusher is located adjacent to the pit; crushed rock is conveyed 7,000 feet to the concentrator.

        Ore is crushed and then ground in a closed-circuit SAG mill-ball circuit and then upgraded by flotation, producing a rougher concentrate. A rougher concentrate is removed and sent for regrinding. The material is then sent through column cleaner flotation cells and screened. Screen undersize is leached to remove leads, copper, and other contaminates. The screen oversize and leached products are then packaged and shipped.

        The life-of-mine plan for the TC Mine currently includes Phase 6, 7, and 8 (8E and 8W) open pit pushbacks. The plan, from January 1, 2011 until mid-2025, contemplates mining and processing a total of 152.9 million tons of proven and probable mineral reserves at 0.081% Mo. The average strip ratio is 2.1:1.

Mineral Processing

        The TC Mine concentrator produces MoS2 concentrate, most of which is shipped to the Langeloth Facility to be roasted into molybdenum oxide. The concentrator began operations in 1983 and has been well maintained. It had an original design capacity of 25,000 tons per day. The planned daily plant throughput for 2011 is 28,000 tons per day.

        Ore is crushed with a single primary gyratory crusher and delivered to a coarse ore stockpile by an overland conveyor. Two apron feeders take material from the coarse ore stockpile and feed two parallel grinding circuits. Each grinding line consists of an open circuit SAG mill followed by a ball mill in closed circuit with cyclones.

        The material is withdrawn from the stockpile by two parallel lines of apron feeders to two grinding circuits consisting of a SAG mill and a ball mill.

        The SAG mill operates in open circuit while the ball mill operates in closed circuit with size-classifying cyclones. The SAG mill and ball mill discharges are pumped together to the cyclones. The cyclone underflow is recycled to the ball mill and the overflow feeds two parallel banks of rougher-scavenger flotation cells. The rougher-scavenger concentrate is pumped to the first regrind ball mill, and the tailings are pumped to the tailings pond. For six months of the year, seasonal conditions permitting, the tailings are floated to remove the pyrite as a concentrate. The pyrite concentrate is pumped to sub-aqueous deposition in the tailings pond to avoid oxidation and acid generation.

        The rougher concentrate is reground in a ball mill operating in closed circuit with cyclones. The cyclone underflow is recycled to the mill, and the overflow feeds the first cleaner and cleaner-scavenger flotation stage. The first cleaner concentrate is upgraded in the second and third cleaner flotation columns. The first cleaner-scavenger concentrate is recycled to the regrind ball mill, and the tailings are discharged with the rougher scavenger tailings. The third column cleaner concentrate is screened as a first step to producing different grades of molybdenum. The screen oversize is processed into a high-grade product, while the undersize is processed through a leaching circuit to produce material that meets specifications for roasting. The screen oversize is reground in a ball mill operating in closed circuit with cyclones. The cyclone underflow is recycled to the regrind mill. The cyclone overflow is upgraded through one stage of column flotation. The concentrate is filtered, dried, and then dry ground in a jet mill to produce a fine product or further ground in a pancake mill to produce the superfine product. The products are packaged in drums. The screen undersize is dewatered in a thickener then batch leached in a hot ferric chloride circuit to remove lead and copper. The leach slurry is filtered in filter presses. The filter cake is dried, and then bagged, while the filtrate is neutralized and further discarded as tailings. Off-gases from the dryers are scrubbed in wet scrubbers prior to discharging to the atmosphere.

        The availability of the mill has been high. The mill operation was reduced to a ten day on, four day off operation at the end of February 2009, to adjust to market demands. Effective September 2009, the mill schedule changed to a schedule of eleven days on, three days off, and, effective January 1, 2010, the mill operating schedule returned to a full seven day, twenty-four hour schedule.

Recoverability

        For the years ended December 31, 2010, 2009, and 2008 the recovery in the TC Mine concentrator were 89.9%, 90.4%, and 87.4%, respectively. Much of this change in recovery can be attributed to feed grade variations, which were 0.139% Mo, 0.131% Mo, and 0.096% Mo for the years ended December 31, 2010, 2009, and 2008, and the amount of oxidized low grade material reclaimed from stockpiles during that period, which compromised recovery. Lower grade material is no longer being blended with higher grade ore.

History

        The TC Mine deposit was discovered in 1968. Construction of the mine started in 1981, with full production beginning in 1983 and continuing until 1992. In 1993, TCM purchased the mine and resumed operations in 1994, which have continued to the present.

Geology

        The TC Mine porphyry molybdenum deposit is located near the fault intersection of two geologic provinces: continental, arc-related intrusive rocks of the late Cretaceous Idaho Batholith (the "Idaho Batholith") are exposed to the west of the mine, while complexly deformed Palaeozoic metasedimentary rocks are dominant to the east.

        The Idaho Batholith is a multi-phase, long-lived intrusion with a granitic to granodioritic composition. It is derived from extensive melting of the continental crust during subduction of the Farallon oceanic plate beneath the palaeo-North American plate. In western Idaho, the Idaho Batholith is separated by outcrops of significantly older metasedimentary rocks (such as the Middle Proterozoic Belt Supergroup).

        Palaeozoic metasedimentary rocks form the wall-rock to portions of the TC Mine deposit. Geologically, these sediments are believed to represent geosynclinal, clastic-dominated units that are similar in age and style to those exposed in central Nevada. Syngenetic stratiform base-metal mineralization is locally developed in some of these Palaeozoic units.

        Much of the pre-Tertiary geology in both provinces is obscured by a thick, unconformable deposit of Eocene Challis volcanic rocks. Hot-spring waters flowing into the Salmon River are relicts of this volcanic episode.

        Molybdenum mineralization in the deposit is hosted in the TC Mine intrusive complex, a composite granodiorite-quartz monzonite stock of Cretaceous age. The stock intruded carbonaceous and locally limy argillite of the Mississippian Copper Basin Formation. Where it is in contact with the intrusive complex, the argillite has been contact-metamorphosed to hornfels and locally to tactite. The intrusive and sedimentary rocks are unconformably overlain by the Eocene Challis Volcanics, a post-mineral sequence of andesite to rhyodacite tuffs, flows, and agglomerates. Locally, the volcanic cover is up to 1,000 feet thick. These volcanic rocks fill valleys and depressions in the paleotopography around the TC Mine site.

        The majority of the TC Mine deposit is hosted within the igneous rocks of the TC Mine intrusive complex, with minor amounts found in the metasediments. Two important structures crosscut the TC Mine deposit: the Raise Fault, which roughly parallels the northwest trend of mineralization, and the post-mineral Unnamed Fault, which divides the orebody into northwest and southeast portions. The Unnamed Fault strikes N34°E and dips steeply southeast. Geologists who have worked with the deposit believe that the southeast portion of the orebody is down-dropped relative to the northwest portion.

        Recent glacial deposits mantle the lower parts of many river valleys in the area.

Deposit Types

        The TC Mine deposit is a member of a class of mineral deposits known as the porphyry molybdenum type. Porphyry molybdenum deposits have been divided into two subtypes called the Climax-type and the Endako-type. The TC Mine belongs in the latter category. In contrast to the rift-related Climax-type deposits, the Endako-type deposits formed by subduction-related processes (described above). Other deposits in this class include Quartz Hill, Alaska, and White Cloud, Idaho.

        Porphyry molybdenum deposits are hosted by granodiorite to quartz monzonite intrusions and have secondary potassic alteration assemblages (biotite-feldspar). Typically, the mineralization is in the form of multiple cross-cutting molybdenite-quartz vein stockworks. These deposits are characterized by low copper values.

Mineralization

        The long axis of the TC Mine deposit is elliptical in shape and is oriented in a northwesterly direction. The approximate dimensions of the deposit are 5,000 feet long by 2,100 feet wide by 2,500 feet deep. Molybdenum mineralization occurs in stockworks of quartz veins and stringer zones. These stockworks are associated with a potassic zone of alteration consisting of coarse biotite, K-feldspar and minor pyrite. A shell of phyllic alteration defined by a quartz-sericite-pyrite assemblage surrounds the main zone of molybdenum mineralization. A barren potassic core of quartz/K-feldspar alteration underlies the molybdenum mineralization. The quartz-monzonite stockworks are preferentially oriented north 40-60 degrees west and dip moderately to steeply to the northeast.

Exploration

        The TC Mine has an active developmental and exploration drilling program underway for 2011, under which drilling is planned in two independent areas outside of the current mine infrastructure but within the State of Idaho.

Environmental Considerations

        The TC Mine manages its day-to-day environmental issues in compliance with existing laws and regulations. In conjunction with these compliance activities, the TC Mine has posted reclamation and closure bonds totaling approximately $25.5 million as of December 31, 2010.

        TCM is in the process of completing an Environmental Impact Statement ("EIS") in connection with a proposed expansion of the TC Mine area for the disposal of waste rock and tailings. TCM is required to complete the EIS for the US Department of the Interior's BLM, primarily because the land covered by expansion includes federal lands administered by the US Forest Service and the BLM. The EIS process is expected to be completed in 2012 and will cover a number of outstanding matters, such as long-term closure plans and bonding. The EIS will be the final authorization required in order to proceed with the mine expansion. Revisions to the TC Mine's outstanding Natural Pollution Discharge Elimination System ("NPDES") permit, administered by the US Environmental Protection Agency ("EPA") are likely to be required in order to conduct operations on the new land following the expansion.

        In October 2005, as a result of "hazardous substances" being found in arsenic, copper and zinc at the abandoned Tungsten Jim mine site (which is located on part of the TC Mine property), previously operated by others, TCM was issued a Unilateral Administrative Order (the "Clean-Up Order") to clean up the Tungsten Jim mine site under the Comprehensive Environmental Response, Compensation and Liability Act by the United States Department of Agriculture. The Tungsten Jim mine site extends from the main TC Mine to include two associated mill areas: the Scheelite Jim Mill area and the Scheelite Nellie Mill area. The Tungsten Jim mine was operated intermittently until 1977 by a third party. TCM inherited the abandoned sites when it acquired the TC Mine in 1993. The Clean-Up Order requires TCM to clean up the sites. Based on the field inspection of the three sites, it is estimated that the clean-up cost will be in the order of approximately $1.7 million. TCM has completed the field evaluation and believes it is in compliance with the Clean-Up Order. The clean-up work will be undertaken once the clean-up plan is approved.

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

        The ongoing phreatic zone measurements in the dam are at the bedrock tailings interface, except for one small area. The dam is functioning as designed. TCM believes that the introduction of the pyrite circuit to reduce the sulphides in the tailings has been effective in reducing acid rock drainage on the downstream face of the dam and has recently demonstrated better water quality in the seepage. The seepage downstream of the dam is approximately 1,100 gallons per minute in the summer, reducing to 800 gallons per minute in the winter.

        The dam is inspected and monitored on a regular basis by the mill department, with external inspections of the dam being performed on a regular basis. The government authority primarily responsible for regulating the dam is the Idaho Department of Water Resources—Dam Safety and Storage.

LANGELOTH FACILITY

        The Langeloth Facility is located in Langeloth, Pennsylvania, approximately 25 miles west of Pittsburgh. The facility receives MoS2 concentrate from the TC Mine and purchased and tolled concentrate from various third-party operations.

        Four multiple-hearth furnaces are used for the conversion (roasting) of molybdenum disulfide concentrate into technical grade molybdenum oxide. The oxide can be sold or upgraded at the plant to briquettes, pure molybdenum oxide or ferromolybdenum. Two other furnaces can be used to process non-hazardous spent catalyst material containing other metals.

        Off-gas from the roasting process contains sulfur dioxide, which is converted to sulfuric acid and sold as a by-product. Over 99.9% of the sulfur dioxide off-gas is recovered in the acid plant.

        Although parts of the facility are old, having been in operation for over sixty years, the plant has been and continues to be upgraded by an ongoing capital improvement program. Further, an acid plant shutdown occurs each year to refurbish acid plant process equipment. The acid plant shutdown in 2011 is scheduled for five weeks starting in September 2011.

ENDAKO MINE

Property Description and Location

        The Endako Mine is an open pit molybdenum mine, concentrator and roaster located 118 miles west of Prince George, British Columbia. The mine is operated as a joint venture (the "Endako Mine Joint Venture") between Thompson Creek Mining Ltd. ("TCML"), a subsidiary of TCM, which holds a 75% interest, and Sojitz Moly Resources, Inc. ("Sojitz"), which holds the remaining 25% interest. See "Endako Mine Joint Venture" below for further details regarding the Endako Mine Joint Venture. The property is currently comprised of a contiguous group of 67 mineral tenures containing 42 claims and 25 leases, covering approximately 23,500 acres. In addition, the Endako Mine Joint Venture holds surface rights to a portion of the mine site area. The mineral leases are subject to annual fees, and the mineral claims are subject to exploration expenditure obligations. TCM may choose to pay annual fees in lieu of exploration expenditures. All mineral claims are in good standing, and expiry dates range from September 2011 to February 2016.

        The Endako Mine is comprised of three contiguous pits: Endako, Denak East and Denak West. The property contains processing facilities, waste dumps and tailings disposal areas. There are no royalties, back-in rights, encumbrances on title or other agreements, other than the agreement governing the Endako Mine Joint Venture.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

        The Endako Mine is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle west on a paved highway for 112 miles to the community of Endako, then south on the Endako Mine road for an additional 6.2 miles.

        The Endako Mine is located in an area characterized by gently rolling terrain. Elevations range from approximately 2,200 feet above sea level in Endako to approximately 3,500 feet above sea level at the crest of the Endako pit. The average summer temperature is 15 degrees Celsius or 59 degrees Fahrenheit, and the average winter temperature is minus 12 degrees Celsius or 10 degrees Fahrenheit. The Endako Mine operates year round. The average annual precipitation is approximately 24 inches.

        The infrastructure at the Endako Mine includes a 31,000 ton per day concentrator, a 40,000 to 45,000 pound per day roaster, a non-operating roaster, tailings and reclaim water ponds, a crushing plant, an administrative building, a warehouse, a change house, a first aid station, a laboratory, a garage and other shops. The power supply of the site is provided by a 5.3 mile, 69 kV power line owned by B.C. Hydro from the community of Endako. Fresh water for the operations is pumped from François Lake located nearby.

Endako Mine Joint Venture

        TCM and Sojitz (formerly named Nissho Iwai Moly Resources, Inc. (Canada) entered into an exploration, development and mine operating agreement (the "Endako Mine Joint Venture Agreement"). TCM has been appointed manager with overall management responsibility for operations. In addition, there is a management committee (the "Management Committee"), which consists of three members appointed by TCM and two members appointed by Sojitz, with each of TCM and Sojitz having votes on the Management Committee in proportion to its participating interest. A decision of the majority of the participating interest is binding on the Management Committee, except for the following, which require unanimous agreement of the Management Committee: (i) disposition of all or a substantial portion of the Endako Mine assets; (ii) contracts with affiliates over $500,000 or sales of product to affiliates of TCM or Sojitz; (iii) compensation for management of the business; (iv) modification of the Endako Mine Joint Venture Agreement; (v) any change in business purpose; (vi) any modifications or replacements to the production plan as set out in the Endako Mine Joint Venture Agreement; (vii) investment in other companies; (viii) any borrowing by the joint venture or loan to any third party or any guarantee; (ix) changes in the manager, other than by reasons of default; and (x) except in the case of emergency or unexpected expenditures, a discretionary capital expenditure in excess of $1.0 million.

        Pursuant to the Endako Mine Joint Venture Agreement, neither TCM nor Sojitz can transfer any part of its interest in any Endako Mine assets or the Endako Mine Joint Venture Agreement, subject to having the right to transfer to a third party an interest in its participating interest and subject to certain limitations. Any such transfer is subject to a pre-emptive right of the other party. Sojitz waived any and all pre-emptive rights, which it had relating to the Thompson Creek Acquisition pursuant to the Endako Mine Joint Venture Agreement.

Mining Operations

        The Endako Mine consists of three adjacent open pit mines: Endako, Denak West, and Denak East. An ore crusher and conveyor system from the Denak East pit carries the ore to a concentrator building. The Endako Mine also includes tailings containment dams, water and electrical transmission lines, support infrastructure (offices, maintenance shops, and warehouse), and access roads that connect the entire area.

        Material mined from the open pits is processed on site to produce a molybdenum concentrate. The molybdenum concentrate is roasted on site to produce molybdenum trioxide, which is then sold to various customers.

        The current mine production fleet includes 3 rotary blast-hole drills, 4 electric rope shovels, 14 haul trucks (190-ton to 240-ton) and miscellaneous support equipment.

Processing

        The mill at the Endako Mine consists of a concentrator that produces a molybdenite concentrate and a roasting plant that converts the concentrate into molybdenum oxide ("MoO3"). The facility currently processes an average of 31,000 tons per day of ore, or about 11.2 million tons of ore annually. The milling process consists of the following:

  •
  primary crushing, either by the in-pit crusher located in the bottom of the Denak East pit or by the surface crusher located near the mill;

  •
  secondary and tertiary crushing;

  •
  grinding using rod and ball mills;

  •
  flotation and leaching;

  •
  roasting; and

  •
  tailings disposal.

        Ore is either hauled by trucks to an in-pit crusher and then conveyed to the mill or hauled directly to the surface crusher close to the mill. Crushed ore is sent to the grinding and flotation circuit. Molybdenum concentrate is roasted before being shipped to customers as the final product.

        Material from the crushing circuits is stored in six fine ore bins, with a combined live storage capacity of 20,000 tons. The material is withdrawn from the bins by conveyors to feed grinding circuits to liberate MoS2 from the host rock for recovery by flotation.

        The grinding circuit consists of five parallel rod mill-ball mill circuits. The rod mills operate in open circuit, feeding the ball mills operating in closed circuit with cyclones. The rod mill product discharges into the ball mill discharge pump box and is pumped to the cyclones together with the ball mill discharge. The cyclone underflow is recycled back to the ball mill. The overflow is fed to the rougher flotation circuit also consisting of five lines—one per grinding circuit. The particle size in the cyclone overflow is approximately 80% passing 300 microns.

        The flotation reagents are added to the grinding circuit and carried through in the cyclone overflow to the rougher flotation circuits. The flotation tailings are pumped to the tailings pond for separation of solids and water. Water is reclaimed for re-use in the milling process.

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

        Based on mill records from the past 10 years, the average yearly recovery for the mill is approximately 77%. This recovery is determined using the adjusted mill head grade as calculated above.

Roasters

        There are two roasters installed at the Endako Mine. One is decommissioned and would require capital expenditures to re-commission.

        The operating roaster is a conventional gas-fired, rotary, multiple hearth type, converting MoS2 concentrate to MoO3. Roaster off-gases are passed through two electrostatic precipitators to capture concentrate dust. Dust escaping the precipitator is measured to determine roaster losses and yield. The gas is further treated in a conventional packed tower scrubbing system to reduce sulphur dioxide and residual particulates to permitted levels for discharge to the atmosphere.

        The unit in operation typically produces in the range of 30,000 to 35,000 pounds of molybdenum per day, with an average availability in the range of 90%. At current head grades and mill yield, TCM believes that the operating roaster capacity is sufficient to process the mill concentrate production. The roaster molybdenum oxide product is packaged in truckload lots for delivery to various customers.

        The certified molybdenum content of each product lot is determined by assay using a lead molybdate precipitation method.

History

        The Endako Mine deposit was discovered in 1927 by local hunters. Minor underground exploration work took place in subsequent years. In 1962, R&P Metals Corporation Ltd. began a diamond drilling program to evaluate the discovery and, based on the exploration results, incorporated a company named Endako Mines Ltd. Canadian Exploration Limited, a wholly-owned subsidiary of Placer Development Ltd. (which became Placer Dome Inc.) ("Placer"), entered into an option agreement with Endako Mines Ltd. in August 1962 and continued exploration on the property. In March 1964, Placer decided to place the property into production. Production commenced in June 1965 at a plant capacity of approximately 10,000 tons per day (combined concentrator and roaster). Expansions in 1967 and improvements in 1980 increased the concentrator capacity. In 1982, the mine and concentrator were closed due to low molybdenum prices, but the roaster continued to operate, processing molybdenum concentrates from other operations on a toll basis. The mine and mill were re-opened in 1986 and by 1989 production reached approximately 31,000 tons per day. In June 1997, the parties to the Endako Mine Joint Venture purchased the Endako Mine from Placer.

Geology

        The Endako Mine molybdenite deposit is hosted in the Endako quartz monzonite intrusive, a phase of the middle to late Jurassic Francois Lake Intrusions that form a large composite batholith. The deposit is genetically associated with the terminal stages of magmatic activity, represented by intrusion of the Casey monzogranite.

Mineralization

        Molybdenite is the primary metallic mineral on the Endako Mine property. Minor pyrite, magnetite, and chalcopyrite and traces of sphalerite, bornite, specularite and scheelite are also present. Single occurrences of beryl and bismuthinite have been reported. Molybdenite occurs in two types of veins. Large veins (up to 4 feet wide) contain laminae and fine disseminations of molybdenite. The second vein type occurs as stockworks adjacent to the major veins in the form of fine fracture-fillings and veinlets of quartz-molybdenite. Pyrite is most abundant along the southern margin of the zone of molybdenum mineralization.

Exploration

        The Endako Mine Joint Venture has been carrying out exploration drilling on the Endako Mine site since 1997, with the main objective of locating and defining additional molybdenite resources. Recent exploration programs occurred in 2006, 2007, 2008 and 2010. The 2006 program consisted of drilling 19,488 feet in 35 NQ holes (hole outside diameter of 2.98 inches). The drill program identified and delineated mineralization northwest of the Denak West Pit, east of the Denak East Pit and at the Casey Lake area.

        The 2007 exploration program began with an airborne geophysical survey (magnetic gradiometer and gamma ray spectrometer) covering the area immediately within and surrounding the Endako Mine Joint Venture's claims. This was followed by a soil sampling program, which built on historic soil data in the areas immediately east and northwest of the mine. The diamond drilling program consisted of 35,853 feet of drilling in 66 holes. The Casey Lake Zone, a promising target tested extensively in 2006, was the main focus of the 2007 program; 33 holes totaling 20,441 feet were drilled to further test the extents and continuity of mineralization. Wide-spaced exploratory drilling northwest of the Denak West Pit (7,824 feet in 17 holes) was also done to test continuity of mineralization in this area.

        Drilling continued in 2008, with a total of 27,418 feet in 52 holes. An exploration drilling phase continued at Denak West and at Casey Lake with 6,996 feet in 11 holes and 2,846 feet in 5 holes, respectively. An in-fill phase of drilling adjacent to the Endako, Denak East, and Denak West pits comprised the bulk of the 2008 program, drilling 17,139 feet in 34 holes.

        In 2010, exploration work consisted of diamond drilling in the Denak Extension Area northwest of the Denak West pit. In-fill drilling was also completed with the objective of creating a reportable resource and reserve table at the end of the program for this area. Additional step-out holes are also planned to further extend the known mineralization where it is still open.

Environmental Considerations

        TCM believes that all necessary operating and reclamation permits are in place and current as of the date of this report. The Endako Mine currently has air emissions, tailings discharge and water intact permits. Under current operating conditions, TCM believes that there are no required changes to the existing environmental permits. The stack discharge handles off-gases generated by the gas-fired concentrate dryer and the roaster operation. In the 1999 air emissions permit, in order to reduce the annual permit fee, the volume limit was reduced at the request of the Endako Mine to its present level. At the time of this amendment, it was understood that higher permit volumes could be re-instated in the future. In addition to the stack discharge permit, there are a number of secondary air emissions permits. In connection with the mine reclamation and closure plans for the Endako Mine, the Endako Mine has placed required security with the British Columbia Ministry of Energy, Mines and Petroleum Resources as of December 31, 2010 in the amount of $6.7 million (of which TCM's 75% share is $5.0 million).

Endako Mill Expansion Project

        In the third quarter of 2009, TCM's Board of Directors approved the resumption of the mill expansion project at the Endako Mine, which was postponed in late 2008. The mill expansion project at the Endako Mine includes the construction of a new, modern mill, which will replace the existing 45-year-old mill and raise ore-processing capacity from the existing 31,000 tons per day to 55,000 tons per day. In July 2010, TCM received the approval of TCM's joint venture partner for the mill expansion project at the Endako Mine.

        The mill design includes an enhanced and more flexible pebble crusher circuit to ensure a finer grind and an enhanced automation system. In addition, all processing equipment, except for the roaster, will now be located in a larger, new mill building. The new mill building and equipment are expected to be more reliable and more efficient, with this new design facilitating the exclusive dedication of the existing mill building to producing concentrate without disruption until the new mill is operational.

        Operating permits required by the mill expansion are proceeding, including the development of a closure plan for expanded waste dumps and tailing facilities and minor amendments to the Mining Act permit. Consultations with First Nations (local Aboriginal peoples) by TCM and the government of British Columbia ("BC Government") pertaining to these permits are proceeding. If TCM and/or the BC Government are unable to successfully conclude consultations with First Nations, these operating permits and/or minor amendments to the Mining Act permit may be delayed, which may have a material adverse effect on the future operating plans for the Endako Mine once the mill expansion is completed. There can be no assurance that these First Nations consultations will be completed successfully.

        The current mining plan provides for widening the area being mined as well as for the creation of a large single pit through the mining of ore contained in the walls separating the three existing pits. Annual molybdenum production as a result of the Endako mill expansion is expected to be approximately 15 to 16 million pounds, of which TCM's 75% share would be approximately 11 to 12 million pounds.

MT. MILLIGAN

Property Description and Location

        Mt. Milligan is located within the Omenica Mining Division in North Central British Columbia, approximately 96 miles northwest of Prince George, 53 miles north of Fort St. James and 59 miles west of Mackenzie.

        Mt. Milligan includes 100 claims and one mining lease with a combined area of 114,339 acres. The single mining lease was issued to Terrane on September 9, 2009, and requires lease payments of $51,380, due annually on September 9. Mineral claims are subject to exploration expenditure obligations. TCM may chose to pay annual fees in lieu of exploration expenditures. All mineral claims are in good standing, and expiry dates range from October 2011 to December 2012.

        A royalty equivalent to a 2% net smelter return royalty, commencing in the third year of commercial production, is payable to a previous owner of the property. The royalty holder, H.R.S. Resources Corp., has the right to receive annual advances of C$20,000, first payable on or before December 31, 1994, and on each anniversary after the first advance until the commencement of commercial production, which payments have been maintained. TCM has a right of first refusal on any proposed disposition of the net smelter return royalty by H.R.S. Resources Corp.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

        Mt. Milligan is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle from the east via Mackenzie on the Finlay Philip Forest Service Road and the North Philip Forest Service Road, and from the west via Fort St. James on the North Road, and Rainbow Forest Service Road. Road travel to the Mt. Milligan property site is 482 miles from Prince Rupert and 158 miles from Prince George. The forestry—based communities of Mackenzie and Fort St. James are within daily commuting distance of the Mt. Milligan site, and both of these communities are serviced by rail. Low-cost hydroelectric power is available and will require the construction of a 57 mile power line.

        Mt. Milligan lies near the northern boundary of the Southern plateau and the Mountain Region of the Canadian Cordilleran Interior System. More specifically, the property is within the Nechako Plateau near the southern limits of the Swannell Range of the Omineca Mountains. The Mt. Milligan property is located at an elevation of 3,600 feet above sea level in an area of gentle relief. The average summer temperature is 15 degrees Celsius or 59 degrees Fahrenheit, and the average winter temperature is minus 11 degrees Celsius or 12 degrees Fahrenheit. The average annual precipitation is approximately 15 inches.

History

        Limited exploration activity on Mt. Milligan was first recorded in 1937. In 1984, prospector Richard Haslinger and BP Resources Canada Limited ("BP Resources") located claims on the site. In 1986, Lincoln Resources Inc. ("Lincoln") optioned the claims and in 1987 completed a diamond drilling program that led to the discovery of significant copper-gold mineralization.

        In 1991, Placer acquired Mt. Milligan from the joint-venture partners, resumed exploration drilling, completed a pre-feasibility study, and applied for provincial and federal approvals to develop the project. These approvals expired in 2003.

        Barrick Gold Corporation purchased Placer in 2006 and sold its Canadian assets to Goldcorp Inc., who then in turn sold Mt. Milligan to Atlas Cromwell. Atlas Cromwell then changed its name to Terrane Metals Corp. In October 2010, TCM acquired Terrane and the Mt. Milligan project.

Geology

        Mt. Milligan is a tabular, near-surface, alkalic copper-gold porphyry deposit that measures some 1.6 miles north-south, 1 mile east-west and is +1,300 feet thick. It consists of two principal deposits, the Main deposit and Southern Star deposit. The Main deposit includes four contiguous Zones: MBX, WBX, DWBX and 66, all of which are spatially associated with the MBX monzonite stock and Rainbow Dyke. The Southern Star deposit is centered on a monzonite stock of the same name and is some 1,640 feet south of the Main deposit.

Mineralization

        Mineralization consists primarily of chalcopyrite with lesser bornite and magnetite in areas of potassic alteration, and pyrite in areas of propylitic alteration. In the Main deposit, mineralization is best developed in areas of potassic alteration, where copper and gold grades are related to chalcopyrite. The highest gold grades in the 66 zone are related to pyrite mineralization.

Exploration

        In May and June 2008, Fugro Airborne Surveys Corp. conducted a 900 line mile airborne magnetic and HeliGEOTEM II electromagnetic survey over the western half of the Mt. Milligan property. This survey was designed to identify geophysical signatures characteristic of the Mt. Milligan deposits in areas with thick overburden cover. The survey was followed up in 2009 with a 33 line-mile IP ground geophysical survey.

        In the summer seasons of 2008 and 2009, Terrane completed a regional geochemical stream survey and a soil geochemical orientation survey over the Mt. Milligan deposits. A Titan geophysical survey designed to identify deeper targets below the existing deposits was completed in 2010, followed by 19,000 feet of diamond drilling over selected geologic, geochemical and geophysical targets.

        The surveys and drilling described above identified target areas for further exploration.

Metallurgy

        A comprehensive metallurgical test work program was carried out on samples composited to represent process plant feed for Terrane's 2008 feasibility study. These samples were obtained from a systematic 32 hole, 26,000 foot core drilling program that was completed in 2007. The test work program included the following: optimization of flowsheet and process conditions; locked-cycle tests to confirm metallurgical response to the selected flowsheet and optimum process conditions; variability tests to investigate metallurgical responses of samples over a wide range of grades and rock types to optimum conditions; and pilot plant tests to generate concentrate for smelting, thickening and filtration tests.

Mining Operations

        Large-scale open pit mining is expected to provide process plant feed at a nominal rate of approximately 66,000 tons per day. Annual mine production of ore and waste is expected to peak at 49 million tons per annum with a life-of-mine waste to ore stripping ratio of 0.84 to 1.

        Key design factors in the mine operations plan include: a no-stockpile blending strategy to deliver consistent copper grades to optimize process plant performance; a smooth waste to ore ratio as mining progresses to ultimate depth; use of overburden and non acid-generating waste rock for downstream tailing storage facility embankment construction, eliminating the need for conventional waste rock dumps; and delivery of potentially acid-generating and oxide-weathered waste rock to the tailing storage facility and Main Zone pit, once depleted, for secure underwater disposal.

        Mining operations are expected to be carried out with an initial equipment fleet comprising of two electric blast hole drills, two electric cable shovels, one front-end loader and eight 260-ton trucks. These will be supplemented with back-up graders, track and rubber-tired dozers. A 49-foot bench height has been selected for mining both ore and waste.

Mineral Processing

        The approximately 66,000 ton per day process plant is expected to utilize conventional crushing, grinding, rougher and cleaner flotation to produce a marketable gold-rich copper concentrate. The overall design philosophy was to select large equipment in order to maintain a simple and conventional single line flowsheet.

        Key process equipment is expected to consist of the following: a primary crushing plant; SAG/ball mill/crusher grinding circuit, flotation circuits; regrinding and gravity concentration circuits; and a concentrate dewatering circuit. The rougher/scavenger flotation circuit is expected to produce a final flotation concentrate grading on average 26.4% Cu, 43.7 g/t Au and 80 g/t Ag. LOM copper recovery is expected to average 84.1% and gold recovery is expected to average 71.4%.

Tailings Storage Facility

        The tailings storage facility has been designed to contain 574 million cubic yards of material and will require 92 million cubic yards of construction material, of which 96% will be waste rock and overburden from the open pit. Use of open pit materials is fully integrated into the mine plan and will eliminate the need for a conventional waste rock storage facility.

        Design of the tailings storage facility is supported by extensive geotechnical site investigations. The embankment will be constructed by the centerline method using a zoned earthfill/rockfill structure with a compacted till core and filter zones. Non-acid generating final rougher/scavenger tailings will account for 89% of the tailings material delivered to and stored in the tailings storage facility. Potential acid generating cleaner tailings will account for 11% of the material and will be stored underwater in a separate cell within the tailings storage facility. In the last four years of mill operations, potentially acid generating cleaner tailings will be stored in the depleted Main Zone pit.

        The tailings storage facility has been designed for closure. It minimizes the footprints of Mt. Milligan, eliminates conventional waste rock storage facilities, achieves zero surface effluent discharge during operations and provides effective and safe reclamation.

Other Environmental Considerations

        TCM believes that all necessary permits are in place to complete the construction of the Mt. Milligan project.

Initial Capital Cost

        The initial capital cost as described within the Mt. Milligan 2009 Feasibility Study is C$915 million. The Mt. Milligan 2009 Feasibility Study incorporates additional mine planning, engineering, detailed design, updated cost estimation and purchase orders of C$137 million for long-lead time process plant equipment. The initial capital cost includes requirements of regulatory approvals. TCM is currently conducting a detailed review of Mt. Milligan, including a review of the engineering and design of the equipment and facilities and the amount of capital expenditures required to construct and develop the project. This review is expected to be completed by the second quarter of 2011.

MOUNT EMMONS PROPERTY

        On August 19, 2008, TCM's wholly-owned subsidiary, Thompson Creek Metals Company USA ("TC USA"), entered into an option agreement with U.S. Energy Corporation ("USE") (the "Option Agreement") that gives TC USA an option to acquire up to 75% in USE's Mount Emmons molybdenum property near Crested Butte, Colorado. The Option Agreement has been assigned to TC USA's wholly-owned subsidiary, Mt. Emmons Moly Company ("Mt. Emmons Moly"). The property is currently held and controlled (100%) by USE. The transaction entered into with USE allows Mt. Emmons Moly to earn its interest in the property by spending money to develop the project over a period of up to 10 years. Mt. Emmons Moly is reviewing the details of the project and taking a fresh look at all aspects of the previously planned development.

        Under the Option Agreement, Mt. Emmons Moly made a $500,000 payment to USE upon signing. Unless the Option Agreement is sooner terminated, Mt. Emmons Moly agreed to pay $1 million annually to USE for six years beginning January 1, 2009 and ending January 1, 2014. Mt. Emmons Moly, as the project manager, agreed to direct additional funds towards the assessment, environmental permitting, exploration and development of the property. Mt. Emmons Moly can earn the right to acquire a 15% interest in the project by spending a total of $15 million on the project, including the direct payments to USE, by June 30, 2011. Mt. Emmons Moly can exercise this right for up to 36 months after spending such amount. To earn a 50% interest, Mt. Emmons Moly must spend a cumulative total of $50 million by July 31, 2018. After obtaining a 50% interest, Mt. Emmons Moly may elect to form a 50-50 joint venture with USE for further development, or may choose to raise its interest up to 75% by incurring an additional $350 million in project expenditures, for a cumulative total of $400 million in expenditures and payments. The agreement contains a force majeure provision, which allows a suspension of the required payments under the Option Agreement (excluding the minimum payments to USE) without terminating such agreement if the price of molybdenum drops below $12.50 per pound for 12 consecutive weeks. If Mt. Emmons Moly terminates the agreement during the option period, there would be no further obligations under the agreement except that advance or shortfall payments made to that date are forfeited, and Mt. Emmons Moly remains obligated to maintain the property in good standing for a period of three months thereafter.

Mt. Emmons Moly has the right to withdraw from the project and associated payment commitments at any time for any reason. Mt. Emmons Moly will not assume any existing liabilities on or related to the property until it exercises its right to acquire an ownership interest in the property.

History

        Exploration activity conducted in the 1970s led to the discovery of the deposit. By 1983, TCM believes an estimated $150 million had been spent on the property acquisition, water rights, exploration, ore body delineation, mine planning, metallurgical testing and other activities involving the mineral deposit.

BERG PROPERTY

        The Berg Property is located in the Omineca Mining Division within the Tahtsa Ranges of west-central British Columbia, approximately 52 miles southwest of Houston and 14 miles northwest of the Huckleberry Mine. The Berg Property is comprised of 29 mineral claims and one mining lease centered at 53° 48‘ North Latitude and 127° 26‘ West Longitude for a total of 27,777 acres.

        The Berg Property is 100% owned by TCM with a 1% net smelter return royalty to RG on eight of the mineral claims, including those which host the deposit on the Berg Property. All mineral claims are in good standing, and expiry dates range from November 2011 until August 2019. Mineral claims are subject to exploration expenditure obligations. TCM may choose to pay annual fees in lieu of exploration expenditures.

        Drilling on the property was initiated by Kennecott in 1965, and this led to the delineation of two main mineralized zones. In 1972, exploration and development of the Berg Property were taken over by Canex Placer Limited (Placer) under agreement with Kennecott, and by 1980, a total of 119 diamond drill holes for 66,036 feet were completed on the Berg Property. In 2007 and 2008, Terrane carried out aggressive diamond drill programs totaling 75,290 feet in 60 holes designed to confirm the results of previous work, and define the resource with infill and step-out drilling, particularly below the historic resource, and provide fresh material for metallurgical test work.

DAVIDSON PROPERTY

        The Davidson Property is located on the east flank of Hudson Bay Mountain, 9 kilometers or 6 miles northwest of Smithers in west-central British Columbia. Molybdenum was first discovered at Davidson in 1944. There have been several estimates of Mineralized Material completed over the years, all with similar results. As of April 10, 2007, the estimated Mineralized Material was 85.1 million tons of Mineralized Material at a grade of 0.169% Mo at a cut-off grade of 0.12% Mo.

        Further work on the Davidson Property will be deferred until an evaluation of the Berg Property is completed.

HOWARDS PASS PROPERTY

        The Howards Pass Property is located along the Yukon Territory-Northwest Territories border in Canada. Between 1972 and 1982, a joint venture between Placer and US Steel (51% Placer / 49% US Steel) identified significant zinc and lead mineralization on the Howards Pass Property. In 2005, Placer and US Steel optioned 100% of the property to Selwyn Resources Ltd (formerly Pacifica Resources Ltd). Selwyn Resources Ltd. is required to make C$10 million in option payments over a seven year period, undertake C$3.5 million in work commitments (completed) and grant a 1% net smelter return royalty and a 20% net profits interest (capped at C$10 million) to the joint venture partners. In its acquisition of Terrane, TCM acquired former Placer's interest in the Howards Pass Property. Upon exercise of the option by Selwyn, TCM would hold a 0.51% net smelter return royalty and a 10.2% net profits interest (capped at C$5.1 million) and would receive a remaining C$1.79 million in option payments.

MAZE LAKE PROPERTY

        The Maze Lake Property is an early-stage gold exploration project, located in the Kivalliq District of Nunavut in Canada, 56 miles southwest of Rankin Inlet and 28 miles west of Whale Cove, both on Hudson Bay. The Maze Lake Property consists of five Inuit Owned Lands Mineral Exploration Agreements with a total area of 98,511 acres.

        On January 29, 2009, Terrane formed a joint venture (the "MLJV") with Laurentian Goldfields Ltd. Upon formation of the MLJV, Terrane contributed its Maze Lake mining interests to the MLJV in return for a 43% interest in the MLJV. The Maze Lake Property is operated through the MLJV under which the joint venture participants are bound by a contractual agreement establishing joint control over the joint venture. TCM records its proportionate share of assets, liabilities and operating costs of the joint venture. Should TCM's interest in the MLJV decline below 10%, its interest converts to a 2% net smelter return royalty. Laurentian Goldfields Ltd. acts as the operator of the MLJV. Future exploration work will be proposed by the MLJV operator and will be considered by TCM.

CURRENCY AND EXCHANGE RATE INFORMATION

        The high, low, average and closing exchange rates for a US dollar in terms of Canadian dollars for each of the last five years ended December 31, as quoted by the Bank of Canada, were as follows:

	Year ended December 31
	2010		2009		2008		2007		2006
High	C$	1.0778	C$	1.3000	C$	1.3008	C$	1.1855	C$	1.1726
Low		0.9946		1.0292		0.9711		0.9215		1.0990
Average(1)		1.0299		1.1420		1.0670		1.0750		1.1341
Closing		0.9946		1.0466		1.2180		0.9801		1.1653

(1)
Calculated as an average of the daily noon rates for each period.

        On February 22, 2011, the closing exchange rate for a US dollar in terms of Canadian dollars, as quoted by the Bank of Canada, was US$1 = C$.9909.

COMPETITION

        The exploration and mining business is a competitive business. TCM competes with numerous other companies and individuals in the search for and the acquisition of attractive mineral properties. The ability of TCM to acquire molybdenum, copper, gold or other mineral properties in the future will depend not only on its ability to develop its present properties, but also on its ability to select and acquire suitable producing properties or prospects for molybdenum, copper, gold or other mineral exploration.

EMPLOYEES

        As of December 31, 2010, TCM had 928 employees. Approximately 116 employees at the Langeloth Facility, or 74.4% of Langeloth's employees, are members of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America union through its Local 1311. On April 6, 2010, a labor agreement was executed with such union at TCM's Langeloth Facility for the period from March 11, 2010 through March 11, 2013. TCM is currently in negotiations with United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service

Workers International Union, which is representing employees at the Endako Mine. Approximately 270 employees, or 80.4%, at the Endako Mine will be covered by a labor agreement once negotiations are completed with such union. TCM believes that its relations with its employees are good.

Location	Number of Employees
Denver Office	37
TC Mine	377
Endako Mine	336
Langeloth Facility	156
Vancouver Office	17
Toronto Office	1
Mount Emmons Property	4

928

ENVIRONMENTAL MATTERS

        TCM's mining, exploration and development activities are subject to various levels of federal, provincial and state laws and regulations relating to the protection of the environment, including requirements for closure and reclamation of mining properties.

        For a discussion of environmental matters, reference is made to the information contained under the caption "Environmental Considerations" in each property description under Items 1 and 2 of this report and in Item 8, Financial Statements and Supplementary Data, Note 12—Asset Retirement Obligations.

ADDITIONAL INFORMATION

        TCM's primary executive offices are located at 26 West Dry Creek Circle, Suite 810, Littleton, Colorado 80120; its telephone number is (303) 761-8801.

        The public can access TCM's website at www.thompsoncreekmetals.com. From that site, you can download and print copies of TCM's annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to any of those reports, as well as other reports relating to TCM that are filed with or furnished to the SEC, as soon as practicable after such material is electronically filed with or furnished to the SEC. You can also download from TCM's website its corporate governance policies, including its Board Guidelines, Charter of Board of Directors, Board of Directors Committee Charters, and Code of Business Conduct and Ethics. The contents of TCM's website are not incorporated into and should not be considered a part of this report.

        The public may also read and copy materials that TCM files with the SEC at the SEC's Public Reference Room, which is located at 100 F Street NE, Room 1580, Washington D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

        TCM's transfer agents, Equity Financial Trust Company and Registrar and Transfer Company, can help investors with a variety of shareholder-related services, including change of address, lost stock certificates, transfer of stock to another person and other administrative services. You can contact TCM's transfer agent at: Equity Financial Trust Company, 1 (888) 393-4891 or investor@equityfinancialtrust.com and its US co-transfer agent at: Registrar and Transfer Company, 1 (800) 368-5948 or info@rtco.com.

ITEM 1A.    RISK FACTORS

        TCM's operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect its business, financial condition, results of operations, cash flows, and the trading price of its common stock. Such risks are not the only ones TCM faces and additional risks and uncertainties not presently known to TCM or that TCM currently deems immaterial may also affect its business.

        The following discussion of risk factors contains "forward-looking statements," as discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A. These risk factors should be read in conjunction with Item 1, Business, the MD&A, and consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, and related notes thereto.

Molybdenum market price declines could adversely affect TCM's earnings and cash flows and could adversely affect the trading price of TCM's equity securities.

        Molybdenum prices fluctuate widely. Molybdenum demand depends primarily on the global steel industry, which uses molybdenum as a hardening and corrosion inhibiting agent. Approximately 75 percent of molybdenum production is used in this application. The remainder is used in specialty chemical applications such as catalysts, water treatment agents, and lubricants. These industries, as well as certain other industries that use molybdenum, are cyclical in nature. Approximately 40 to 50 percent of global molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum prices. Decreased demand for molybdenum during the fourth quarter of 2008 resulted in a sudden and sharp decline in molybdenum prices.

        During the three years ended December 31, 2010, the published Platt's Metals Week molybdenum weekly average price ranged from a low of $7.83 to a high of $33.88 per pound. Molybdenum prices are affected by numerous factors that are outside of TCM's control, including the rates of global economic growth (especially construction and infrastructure activity that requires significant amounts of steel), the worldwide balance of molybdenum demand and supply, the volume of molybdenum produced from primary mines and as a by-product from copper mines, molybdenum inventory levels, the relative strength or weakness of the US$ and related currency exchange fluctuations and production costs of competitors.

        Future price declines would materially reduce TCM's profitability and could cause TCM to reduce output at its operations (including possibly closing one or more of its mines or plants), all of which could reduce TCM's cash flow from operations, depress the trading price of TCM's equity securities and suspend TCM's construction and development of Mt. Milligan. Furthermore, a significant decrease in molybdenum prices may require TCM to revise its mineral reserve calculations and life-of-mine plans, which could result in material write-downs of TCM's investments in mining properties and increased amortization, reclamation, and closure charges. In addition to adversely affecting TCM's reserve estimates and financial condition, declining molybdenum prices can impact operations by requiring a reassessment of the feasibility of a particular project. Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause substantial delays or may interrupt operations until the reassessment can be completed.

TCM's revenues for the next few years are dependent on its molybdenum production. Future growth depends on its ability to bring new mines into production and to expand mineral reserves at existing mines.

        TCM historically has generated, and will continue for the next few years to generate, revenues primarily through the production and sale of molybdenum. Subject to the construction and development of Mt. Milligan and any future expansion or other development, production from TCM's existing operations is expected to decline over the life of TCM's existing operating mines. In addition, the production estimates and the life-of-mine estimates included in this Form 10-K and in TCM's other filings with the SEC may vary materially from the actual production from, or productive life of, the subject mines because the feasibility of mineral reserves is largely dependent on market conditions, the regulatory environment and available technology. As a result, TCM's ability to maintain its current production, increase its annual production and generate revenues therefrom will depend significantly upon TCM's ability to successfully bring Mt. Milligan into production as an operating mine, develop, discover or acquire new mines and expand mineral reserves at TCM's existing mines.

TCM may not be able to acquire desirable mining assets in the future.

        One of TCM's strategies is to continue to grow its business by acquiring quality mining assets, as demonstrated by its acquisition of Terrane. TCM expects to continue to selectively seek strategic acquisitions in the future. However, there can be no assurance that suitable acquisition opportunities will be identified or, if identified, that acquisitions will be consummated on favorable terms or at all. TCM's ability to consummate and to integrate effectively any future acquisitions on terms that are favorable to TCM may be limited by the number of attractive acquisition targets, internal demands on TCM's resources, competition from other mining companies and, to the extent necessary, TCM's ability to obtain financing on satisfactory terms, if at all. In addition, TCM competes for attractive acquisition targets with other potential buyers that have more financial and other resources than TCM.

Estimates of mineral reserves and projected cash flows may prove to be inaccurate, which could negatively impact TCM's results of operations and financial condition.

        There are numerous uncertainties inherent in estimating mineral reserves and the future cash flows that might be derived from their production. Accordingly, the figures for mineral reserves and future cash flows contained in this Form 10-K or incorporated herein by reference are estimates only. In respect of mineral reserve estimates, no assurance can be given that the anticipated tonnages and grades will be achieved, that the indicated level of recovery will be realized, or that mineral reserves can be mined or processed profitably. The ore grade actually recovered may differ from the estimated grades of the mineral reserves and mineral resources. In addition, in respect of future cash flows, actual cash flows may differ materially from estimates. Estimates of mineral reserves, and future cash flows to be derived from the production of such mineral reserves, necessarily depend upon a number of variable factors and assumptions, including, among others, geological and mining conditions that may not be fully identified by available exploration data or that may differ from experience in current operations, historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies and assumptions concerning metal prices, exchange rates, interest rates, inflation, operating costs, development and maintenance costs, reclamation costs, and the availability and cost of labor, equipment, raw materials and other services required to mine and refine the ore. Market price fluctuations of molybdenum, copper and gold, as well as increased production costs or reduced recovery rates, may render mineral reserves containing relatively lower grades of mineralization uneconomical to recover and may ultimately result in a restatement of mineral resources. In addition, there can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production. For these reasons, estimates of TCM's mineral reserves in this Form 10-K or incorporated herein by reference, including classifications thereof based on probability of recovery, and any estimates of future cash flows expected from the production of those mineral reserves, prepared by different engineers or by the same engineers at different times may vary substantially. The actual volume and grade of mineral reserves mined and processed, and the actual cash flows derived from that production, may not be as currently anticipated in such estimates. If TCM's actual mineral reserves or cash flows are less than its estimates, TCM's results of operations and financial condition may be materially impaired.

TCM's exploration activities may not result in additional discoveries.

        TCM's ability to replenish its ore reserves is important to its long-term viability. Produced ore reserves must be replaced by further delineation of existing ore bodies or by locating new deposits in order to maintain production levels over the long term. Exploration is highly speculative in nature. Exploration projects involve many risks, require substantial expenditures, and may not result in the discovery of sufficient additional mineral deposits that can be mined profitably. Once a site with mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish recoverable proven and probable reserves, to receive regulatory approvals and permits and to construct mining and processing facilities. As a result, there is no assurance that current or future exploration programs, such as the Mount Emmons Property, Davidson Property or the Berg Property, will be successful. There is a risk that depletion of reserves will not be offset by discoveries or acquisitions. As a result, TCM cannot provide assurance that its exploration, development or acquisition efforts will result in any new commercial mining operations or yield new mineral reserves to replace or expand current mineral reserves.

TCM is subject to substantial government regulation. Changes to regulation or more stringent implementation could have a material adverse effect on TCM's results of operations and financial condition.

        TCM's mining, processing, development and mineral exploration activities are subject to various laws governing prospecting, development, production, taxes, labor standards and occupational health, mine safety, toxic substances and other matters. Mining and exploration activities are also subject to various laws and regulations relating to the protection of the environment. No assurance can be given that TCM will remain in compliance with applicable regulations or that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner that could limit or curtail production or development of TCM's properties. Amendments to current laws and regulations governing TCM's operations and activities or more stringent implementation thereof could have a material adverse effect on TCM's business, financial condition and results of operations.

        Over the course of the last several years, significant new corporate governance and disclosure regulations and requirements have been adopted by U.S. and Canadian federal, state and provincial governments as well as the stock exchanges on which TCM's common stock is listed. TCM is required to expend significant resources to monitor and implement these new rules and regulations. These additional compliance costs and related diversion of the attention of management and key personnel could have a material adverse effect on TCM's business, financial condition and results of operations.

TCM must comply with comprehensive environmental regulations, and TCM faces significant environmental risks.

        All phases of TCM's operations are subject to environmental regulation. In Canada and the US, environmental legislation provides for, among other things, restrictions, and prohibitions on spills, releases or emissions of various substances produced in association with operations. The legislation also requires that facility sites and mines be operated, maintained, abandoned, and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures, and a breach may result in the imposition of fines and penalties, some of which may be material. Companies engaged in the exploration and development of mineral properties generally experience increased costs and delays as a result of the need to comply with applicable laws, regulations and permits.

        Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that existing or future environmental regulation will not have a material adverse effect on TCM's business, financial condition, and results of operations. TCM owns or has owned, or has had care, management, or control of properties that may result in a requirement to remediate such properties that could involve material costs. In addition, environmental hazards may exist on the properties on which TCM holds interests that are unknown to it at present and that have been caused by previous or existing owners or operators of the properties. TCM may also acquire properties with environmental risks.

        Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations, including TCM, may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

        Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on TCM and cause increases in exploration expenses, remedial and reclamation obligations, capital expenditures or production costs, reduction in levels of production at producing properties, or abandonment or delays in development of new mining properties.

TCM is required to obtain government permits in order to conduct operations.

        Government approvals and permits are currently required in connection with all of TCM's operations, and further approvals and permits may be required in the future. TCM must obtain and maintain a variety of licenses and permits, including air quality control, water, electrical, transportation, and municipal licenses. The duration and success of TCM's efforts to obtain permits are contingent upon many variables outside of its control. Obtaining governmental permits may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. There can be no assurance that all necessary permits will be obtained and, if obtained, that the costs involved will not exceed TCM's estimates or that TCM will be able to maintain such permits. To the extent such approvals are required and not obtained or maintained, TCM's operations may be curtailed, or TCM may be prohibited from proceeding with planned exploration, development, or operation of mineral properties.

        The Langeloth Plant is currently operating with a National Pollutants Discharge Elimination System ("NPDES") permit and Title V air quality permit, the terms of which have expired. However, timely applications to renew both the NPDES and air quality permits have been filed, and the Langeloth Facility is, therefore, authorized to continue to operate under its existing permits until renewed permits are issued. The Langeloth Facility is taking all steps necessary to meet its existing NPDES and air quality permit requirements. The Pennsylvania Department of Environmental Protection ("PaDEP") has yet to take action on the pending renewal of the Langeloth Facility's air quality permit. Violations of the existing, or new, air quality or NPDES permit conditions, at the Langeloth Facility could result in a range of criminal and civil penalties under federal Clean Water Act and Clean Air Act or the Pennsylvania Clean Streams Law or Air Pollution Control Act. There is no assurance that new air quality or NPDES permits will be issued and, once issued and final, will not contain more onerous requirements to which we must comply.

        The Endako Mine mill expansion project requires an amendment to an existing permit and a new water license, both of which have been applied for. There can be no assurance that the required permit amendment and water license will be obtained.

        In order to operate the mine at Mt. Milligan, TCM will require a Fisheries Act Authorization from Fisheries and Oceans Canada in Canada allowing TCM to release tailings into its new tailings dam. TCM has applied for this permit; there can be no assurance as to when or whether it will be obtained.

        Obtaining and maintaining the various permits for TCM's mine development operations and exploration projects including the Mount Emmons Property, the Berg Property and the Davidson Property will be complex, time-consuming, and expensive. Changes in a mine's design, production rates, quality of material mined, and many other matters, often require submission of the proposed changes for agency approval prior to implementation. There can be no assurance that the required permits will be obtained. In addition, changes in operating conditions beyond TCM's control, changes in agency policy and federal and state laws, litigation initiated by First Nations and/or other parties, or community opposition could further affect the successful permitting of operations.

Fluctuations in the price of molybdenum may adversely impact TCM's cash flow as a result of TCM entering into provisionally-priced sales contracts.

        TCM's consolidated molybdenum sales represent the sale of molybdenum in various forms from its mines and from third-party material that is purchased, processed, and sold. Molybdenum sales for 2010 were $578.6 million, with cash generated from operations of $157.4 million. For each $1 per pound change in molybdenum prices (using the molybdenum pounds sold from TCM's mines in 2010), the impact on TCM's annual cash flow would approximate $36.9 million.

        From time to time, TCM enters into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net income. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to molybdenum sales is recorded each reporting period until the date of final pricing. Accordingly, in times of rising molybdenum prices, molybdenum revenues benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior years; in times of falling molybdenum prices, the opposite occurs.

Mining operations and roasting facilities are subject to conditions or events beyond TCM's control, which could have a material adverse effect on TCM's business; insurance may not cover these risks and hazards adequately or at all.

        Mining operations and roasting facilities, by their nature, are subject to many operational risks and factors that are generally outside of TCM's control and could adversely affect TCM's business, operating results, and cash flows. These operational risks and factors include unanticipated ground and water conditions; adverse claims to water rights and shortages of water to which TCM has rights; adjacent land ownership that results in constraints on current or future mine operations; geological problems, including earthquakes and other natural disasters; metallurgical and other processing problems; unusual or unexpected rock formations; ground or slope failures; structural cave-ins or slides; flooding or fires; seismic activity; rock bursts; equipment failures; and periodic interruptions due to inclement or hazardous weather conditions or operating conditions and other force majeure events; lower than expected ore grades or recovery rates; accidents; delays in the receipt of or failure to receive necessary government permits; the results of litigation, including appeals of agency decisions; uncertainty of exploration and development; delays in transportation; interruption of energy supply; labor disputes; inability to obtain satisfactory insurance coverage; the availability of drilling and related equipment in the area where mining operations will be conducted; and the failure of equipment or processes to operate in accordance with specifications or expectations.

        These risks could result in damage to, or destruction of, mines and other producing facilities resulting in partial or complete shutdowns, personal injury or death, environmental or other damage to TCM's properties or the properties of others, delays in mining, monetary losses and potential legal liability. Milling operations are subject to hazards such as equipment failure or failure of retaining dams around tailings disposal areas that may result in environmental pollution and consequential liabilities.

        TCM's insurance will not cover all the potential risks associated with its operations. In addition, although certain risks are insurable, TCM may be unable to maintain insurance to cover these risks at economically feasible premiums. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to TCM or to other companies in the mining industry on acceptable terms. TCM might also become subject to liability for pollution or other hazards that may not be insured against or that TCM may elect not to insure against because of premium costs or other reasons. Losses from these events may cause TCM to incur significant costs that could have a material adverse effect upon its business. Furthermore, should TCM be unable to fund fully the cost of remedying an environmental problem, TCM might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy.

TCM may fail to realize the anticipated benefits of its acquisition of Terrane, which could have a material adverse effect on TCM's stock price and business, financial condition and results of operations.

        TCM acquired Terrane in October 2010 with the expectation that the acquisition will result in benefits to TCM. TCM's ability to realize these anticipated benefits is subject to certain risks, including:

  •
  TCM's ability to successfully bring Mt. Milligan into production as an operating mine;

  •
  TCM's ability to successfully combine its historical businesses and Terrane's business;

  •
  the possibility that TCM paid more than the value it will derive from the acquisition, including but not limited to the risk that copper and gold prices will significantly decline in the period prior to completion of Mt. Milligan;

  •
  the reduction of TCM's cash available for current operations and other uses given the construction and development of Mt. Milligan, the incurrence of indebtedness to finance the construction and development of Mt. Milligan and the increase in amortization expense related to acquired assets and Mt. Milligan construction and development costs; and

  •
  the assumption of certain known and unknown liabilities of Terrane.

        If TCM is not able to successfully combine its historical business and the business of Terrane and construct and develop Mt. Milligan to bring it into production as an operating mine within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected and the value of TCM's common stock may be adversely affected.

There are uncertainties and risks related to the start-up of operations at Mt. Milligan, and if the construction and development is not completed, it could adversely affect TCM's profitability or operating results.

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

        It is common in new mining operations to experience unexpected costs, problems and delays during construction, development and mine start-up, often due to circumstances beyond the owner's control. In addition, delays in the commencement of mineral production often occur. Accordingly, TCM cannot provide assurance that its activities will result in profitable mining operations at Mt. Milligan.

        Furthermore, there are risks associated with the construction of an entirely new mining project relating to, among other things, supervision of the EPCM contractor, construction supervision, cost estimating, obtaining required permits and approvals and the management of personnel. TCM will be required to rely upon outside consultants, engineers and others for additional construction expertise in respect of Mt. Milligan.

The development of Mt. Milligan is dependent on adequate funding to complete the construction and development of the mine; failure to obtain necessary funding could delay or prevent TCM from successfully completing the start-up of Mt. Milligan.

        Currently, the funding for Mt. Milligan is anticipated to come from existing cash reserves, the Gold Stream Transaction, equipment and debt financing, the issuance of shares pursuant to outstanding options and warrants, and cash flow from operations. If TCM's future revenues decrease as a result of lower commodity prices or otherwise, which causes a significant decline in cash flow from operations, TCM may require significant additional financing in the future in order to construct the mine and to advance Mt. Milligan towards production. Failure to obtain such financing on a timely basis could cause a delay in the development timeline of Mt. Milligan, cause TCM to forfeit its interest in certain properties, miss certain acquisition opportunities, delay or indefinitely postpone further exploration and development of its projects with the possible loss of such properties and reduce or terminate its operations. If TCM's cash flow from operations is not sufficient to satisfy its capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available on terms acceptable to TCM to meet these requirements or be available on favorable terms, if at all. If TCM is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on its debt obligations, TCM would default under the terms of the applicable financing documents. Any such default would likely result in an acceleration of the repayment obligations to the applicable lenders as well as potential cross defaults to TCM's existing lenders. Even if TCM is able to meet its debt service obligations, the amount of debt TCM undertakes could adversely affect it in a number of ways, including by limiting TCM's ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes, limiting its flexibility in planning for, or reacting to, changes in TCM's business, or placing TCM at a competitive disadvantage relative to its competitors who have lower levels of debt.

TCM may be unable to hire and retain qualified personnel to construct, develop and operate Mt. Milligan.

        TCM's ability to construct, develop, and operate Mt. Milligan will depend to a significant degree upon its ability to attract and retain highly skilled personnel. Competition for such personnel in the mining industry is intense, and TCM may not be successful in attracting and retaining qualified personnel locally or in obtaining the necessary work permits to hire qualified expatriates. TCM's inability to do so could have a material adverse effect on its business, results of operations and financial condition.

Some of TCM's properties, including certain properties acquired in the Terrane transaction, are located near First Nation communities who may oppose the development of these properties and make land claims against TCM.

        The Endako Mine, Mt. Milligan, the Davidson Property and the Berg Property and other properties acquired as a result of TCM's acquisition of Terrane are located near many First Nation communities, and the exploration and development of these properties may be subject to land claims and opposition by First Nations communities. In addition, TCM may be required to enter into certain agreements with such First Nations in order to develop TCM's properties, which could reduce the expected revenue from any future production.

        In particular, in May 2010, TCM received notification of a petition filed in the Supreme Court of British Columbia by the Stellat'en First Nation claiming that the British Columbia Ministry of Energy, Mines and Petroleum Resources has not fulfilled its duty to consult with or accommodate Stellat'en's asserted aboriginal rights and title interests in relation to the mill expansion project at the Endako Mine. The petition names TCM as a Respondent but does not cite TCM in any of its claims regarding the lack of consultation. The Government of British Columbia and TCM have filed materials in response to the petition and the matter is scheduled for hearing in March 2011. If a court determines that the Government of British Columbia failed to adequately consult First Nations, permits and amendments to permits may be delayed or declared invalid, which may have a material adverse effect on the future operating plans for the Endako Mine once the mill expansion is completed. There can be no assurance that this legal proceeding will be resolved in a manner favorable to TCM.

        In addition, there has been opposition voiced by the Nak'azdli First Nation against the development of Mt. Milligan. Nak'azdli First Nation has commenced proceedings in the Supreme Court of British Columbia (June 2009 and August 2010) and the Federal Court of Canada (January 2010 and December 2010) seeking judicial reviews of certain key decisions by the Province of British Columbia and the Government of Canada approving the Mt. Milligan project. TCM was not named as a party in any of the proceedings. TCM has either been named or has added itself as a participant in three of these proceedings because the relief that is sought in the proceedings would, if granted, have the potential to affect the work being done to bring the Mt. Milligan mine into production. One of these proceedings is scheduled to be heard in May 2011; no dates have been set for hearing of the other proceedings. The continued opposition of the Nak'azdli First Nation could delay or prevent the development of Mt. Milligan. There can be no assurance that the Nak'azdli First Nation opposition will be resolved successfully.

TCM's secured revolving credit facility contains financial covenants that require it to maintain certain financial metrics and ratios and restrictive covenants that limit its flexibility. A breach of those covenants may cause TCM to be in default under the facility, and TCM's lenders could foreclose on TCM's assets.

        The credit agreement for TCM's new secured revolving credit facility requires TCM to maintain compliance with financial covenants measuring maximum levels of leverage and minimum levels of interest coverage as well as minimum liquidity conditions required to be maintained through completion of the Mt. Milligan project. To the extent that TCM is unable to meet either financial covenant, the minimum liquidity condition or any of the restrictive covenants described below, the lenders could either refuse to lend additional funds to TCM or accelerate the repayment of any outstanding borrowings under the revolving credit facility. In either case, TCM may not have sufficient assets to repay such indebtedness upon a default or access to sufficient alternative sources of funds to the extent that borrowings under the credit facility would be restricted. If TCM is unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding against TCM or collection proceedings with respect to TCM's assets, all of which secure TCM's indebtedness under the revolving credit facility. A default under the credit facility could also trigger cross defaults to other material agreements to TCM.

        The credit agreement also contains certain restrictive covenants that limit, and in some circumstances prohibit, TCM's ability to, among other things:

  •
  incur additional debt;

  •
  sell, lease or transfer TCM's assets;

  •
  pay dividends;

  •
  make capital expenditures and investments;

  •
  guarantee debts or obligations;

  •
  create liens;

  •
  enter into transactions with TCM's affiliates; and

  •
  enter into certain merger, consolidation or other reorganizations transactions.

        These restrictions could limit TCM's ability to obtain future financing, make acquisitions or secure the needed working capital to withstand future downturns in its business or the economy in general, or otherwise take advantage of business opportunities that may arise, any of which could place TCM at a competitive disadvantage relative to its competitors that may have less debt and are not subject to such restrictions.

TCM's operations are subject to currency fluctuations, which could adversely affect its results of operations and financial condition.

        Exchange rate fluctuations may affect the costs that TCM incurs in its operations. TCM's costs for the Endako Mine are, and for Mt. Milligan will be, incurred principally in C$. However, TCM's future revenue is tied to market prices for molybdenum, copper and gold, which are denominated in US$. The appreciation of the C$ against the US$ can increase the cost of TCM's production and capital expenditures in US$, and results of operations and financial condition could be materially adversely affected. Although TCM may use hedging strategies to limit its exposure to currency fluctuations, there can be no assurance that such hedging strategies will be successful or that they will mitigate the risk of such fluctuations.

TCM's inability to provide reclamation bonding or maintain insurance could adversely affect its operating results and financial condition.

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

        As of December 31, 2010, TCM has provided the appropriate regulatory authorities in the US and Canada with $34.9 million in reclamation financial assurance for mine closure obligations in the various jurisdictions in which TCM operates. The amount and nature of the financial assurances are dependent upon a number of factors, including TCM's financial condition and reclamation cost estimates. Changes to these amounts, as well as the nature of the collateral to be provided, could significantly increase TCM's costs, making the maintenance and development of existing and new mines less economically feasible. However, the regulatory authorities may require further financial assurances. To the extent that the value of the collateral provided to the regulatory authorities is or becomes insufficient to cover the amount of financial assurance TCM is required to post, TCM would be required to replace or supplement the existing security with more expensive forms of security, which might include cash deposits, which would reduce TCM's cash available for operations and financing activities. There can be no guarantee that TCM will be able to maintain or add to its current level of financial assurance. TCM may not have sufficient capital resources to further supplement its existing security.

        Although TCM has currently made provisions for certain of its reclamation obligations, there is no assurance that these provisions will be adequate in the future. Failure to provide regulatory authorities with the required financial assurances could potentially result in the closure of one or more of TCM's operations, which could result in a material adverse effect on its operating results and financial condition.

TCM is required, from time to time, to post financial assurances, and there can be no assurance that it will continue to be able to obtain financial assurances on acceptable terms.

        In addition to TCM's reclamation bonding obligations, it will from time to time be required to post other financial assurance in the normal course of conducting its daily activities. This financial assurance can take several forms, including but not limited to letters of credit, performance bonds, deposits into escrow accounts for the benefit of the counterparty or the posting of cash collateral directly with the counterparty. In each case, the form of financial assurance to be provided is dictated by several factors including expected length of time the financial assurance obligation is expected to remain outstanding, the amount of the obligation, the cost to TCM of providing the various forms of financial assurance and the creditworthiness of the counterparty. TCM's ability to obtain certain forms of financial assurance going forward will be impacted by its future financial performance, changes to its credit rating and other factors that may be beyond its control. There can be no assurance that TCM will be able to obtain certain forms of financial assurance going forward or that it will be able to post cash collateral in lieu of being able to secure one of these other forms of financial assurance.

TCM owns certain assets through joint ventures and any disagreement or failure of partners to meet obligations could have a material adverse effect on its results of operations and financial condition.

        TCM holds a 75% interest in the Endako Mine, the other 25% interest being held by Sojitz. TCM's interest in the Endako Mine is subject to the risks normally associated with the conduct of joint ventures. While TCM is the operator of the Endako Mine, Sojitz has certain consent and veto rights pursuant to the Endako Mine Joint Venture Agreement. The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on TCM's profitability or the viability of its interests held through joint ventures, which could have a material adverse impact on TCM's future cash flows, earnings, results of operations and financial condition: (i) disagreement with joint venture partners on how to develop and operate mines efficiently; (ii) inability of joint venture partners to meet their obligations to the joint venture or third parties; and (iii) litigation between joint venture partners regarding joint venture matters.

Increased energy prices could adversely affect TCM's results of operations and financial condition.

        Mining operations and facilities are intensive users of electricity and carbon based fuels. Energy prices can be affected by numerous factors beyond TCM's control, including global and regional supply and demand, political and economic conditions, and applicable regulatory regimes. The prices of various sources of energy may increase significantly from current levels. An increase in energy prices could materially adversely affect TCM's results of operations and financial condition. TCM does not currently have any material energy hedges in place.

Regulation of greenhouse gas emissions effects and climate change issues may adversely affect TCM's operations and markets.

        TCM's operations are subject to a complex regime of environmental laws, regulations and guidelines at the federal, state, provincial and local levels. As energy, including energy produced from the combustion of carbon-based fuels, is a significant input to TCM's mining and processing operations, TCM must also comply with emerging climate change regulatory requirements, including programs to reduce greenhouse gas emissions. TCM's principal energy sources are electricity, purchased petroleum products, and natural gas. In addition, TCM's processing facilities and mobile mining equipment emit carbon dioxide.

        On July 1, 2008, the Province of British Columbia introduced a carbon tax on the purchase or use of fossil fuels within the province. As of July 1, 2010, the carbon tax rate is equal to $20 per tonne of carbon dioxide equivalent emissions, increasing by $5 per tonne each year for the next two years to $30 per tonne in 2012. TCM's Endako Mine and Mt. Milligan are located in British Columbia, and the carbon tax may have a material impact on TCM's energy and compliance costs.

        British Columbia is also a partner in the Western Climate Initiative ("WCI"), a collaboration among four Canadian provinces and seven U.S. states that seeks to reduce overall greenhouse gas emissions through a regional cap-and-trade program. It is anticipated that the WCI, which released the detailed design recommendations for its cap-and-trade program in July 2010, will start trading on January 1, 2012. In April 2008, the British Columbia government introduced legislation to enable British Columbia to participate in the WCI's cap-and-trade system. In October 2010, the British Columbia Ministry of Environment released consultation papers for its proposed Emissions Trading Regulation and Offsets Regulation, which will provide the framework for the cap-and-trade market in British Columbia These regulations are expected to be finalized in spring 2011. If the cap-and-trade program begins trading on January 1, 2012 as planned, regulated British Columbia facilities emitting more than 25,000 tonnes of carbon dioxide equivalent per year will be subject to a cap.

        The U.S. federal and state governments may also enact an emission trading or similar program for greenhouse gas emission, which could significantly increase TCM's energy and regulatory compliance costs. For example, the U.S. federal government has considered legislations to reduce greenhouse gas emissions through a "cap and trade" system of allowances and credits, among other provisions. In addition, the US Environmental Protection Agency has developed final rules required large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions. Also, several states are involved with WCI and other similar multi-state collaborations designed to address greenhouse gas emissions on a regional level.

        TCM is in the process of evaluating the potential impacts on its operations of these new and potential regulations. Both the carbon tax and the planned cap-and-trade program will likely result in increased future energy costs. The regulations will also likely increase TCM's compliance costs. For example, TCM may be required to install new equipment to reduce emissions from our processing facilities in order to comply with new regulatory standards or to mitigate the financial impact of a new climate change program. In addition, it is uncertain how provincial and regional initiatives will interact with any federal climate change regulations.

        TCM continues to monitor these developments along with other such initiatives and their potential impacts on operations. TCM also continues to assess energy efficiency opportunities across all of its operations with the goal of reducing both costs and greenhouse gas emissions.

        The potential physical impacts of climate change on TCM's operations are highly uncertain and would be particular to the unique geographic circumstances associated with each of TCM's facilities. These may include changes in weather and rainfall patterns, water shortages, changing storm patterns and intensities, and changing temperatures. These effects may adversely impact the cost, production and financial performance of TCM's operations.

TCM must remove and reduce impurities and toxic substances naturally occurring in molybdenum and comply with applicable law relating thereto, which could result in remedial action and other costs.

        Mineral ores and mineral products, including molybdenum ore and molybdenum products, contain naturally occurring impurities and toxic substances. Although TCM has implemented procedures that are designed to identify, isolate and safely remove or reduce such impurities and substances, such procedures require strict adherence and no assurance can be given that employees, contractors or others will not be exposed to or be affected by such impurities and toxic substances, which may attract liability to TCM. A risk to the operation of the Thompson Creek Mine, the Endako Mine and the

Langeloth Facility is that standard operating procedures may not identify, isolate and safely remove or reduce such substances. TCM is aware that both careful monitoring and effective control are vital, but there is still a risk that the presence of impurities or toxic substances in TCM's product may result in such product being rejected by its customers, penalties being imposed due to such impurities or the products being barred from certain markets. Such incidents could require remedial action and could result in curtailment of operations.

        Legislation requiring manufacturers, importers and downstream users of chemical substances, including metals and minerals, to establish that the substances can be handled and used without negatively affecting health or the environment may impact TCM's operations and markets. These potential compliance costs, litigation expenses, regulatory delays, remediation expenses and operational costs could negatively affect TCM's financial results.

Changes to the labeling of certain of TCM's products could have a material adverse effect on TCM's results of operation and financial condition.

        In December 2006, the European Union ("EU") member states adopted new chemical management legislation known as "REACH" (Registration, Evaluation, and Authorization of Chemicals). REACH applies to all chemical substances manufactured or imported into the EU in quantities of one metric ton or more annually and requires the registration of approximately 30,000 chemical substances with the European Chemicals Agency. Such registration entails the filing of extensive data on the potential risks to human health and the environment of such chemical substances. As a result of such registration, TCM is required to label its products imported into the EU accordance with the product classifications mandated by REACH.

        Pursuant to REACH, two of TCM's products, pure molybdenum tri-oxide and tech oxide, have been classified as potential carcinogens. Under REACH, TCM is required to modify its material data sheets and labeling for such products to reflect this new classification. While REACH applies only to the EU, TCM has adopted a uniform system of labeling, and as such will use the REACH-compliant material data sheets and product labels worldwide.

        The new REACH classification is based on a scientific study that showed the development of benign tumors in some mice and rats when exposed to high levels of concentration over a two-year period. The product used in the testing was pure molybdenum tri-oxide that was micronized in order to render 100% of the product respirable. Less than 0.15% of the pure molybdenum tri-oxide that TCM produces is respirable. There is no known peer reviewed scientific study that indicates a carcinogenic effect of any form of molybdenum, including pure molybdenum tri-oxide, on humans.

        TCM does not believe that its pure molybdenum tri-oxide or tech oxide products pose significant risk to its employees or its customers, and TCM believes it is in compliance with all laws and regulations relating to safe exposure to pure molybdenum tri-oxide and tech oxide by its employees and customers. However, there can be no assurance that, as a result of the new product labeling prompted by REACH, TCM's employees and/or its customers will not raise claims against TCM regarding the safety of its products. There can also be no assurance that, in the wake of the new REACH classification, government regulators in the jurisdictions in which TCM does business will not impose more restrictive regulations on TCM with respect to the manufacture, sale and/or handling of its products. Any such claims or new regulations could have a material adverse effect on TCM's results of operations or financial condition.

Title to some of TCM's mineral properties may be challenged or defective. Any impairment or defect in title could have a negative impact on TCM's results of operations and financial condition.

        The acquisition of title to mineral properties is a very detailed and time-consuming process. There is no guarantee that title to any of TCM's properties will not be challenged or impaired. Third parties may have valid claims underlying portions of TCM's interests, including prior unregistered liens, agreements, transfers or claims, including aboriginal land claims, and title may be affected by, among other things, undetected defects. As a result, TCM may be constrained in its ability to operate its properties or unable to enforce its rights with respect to its properties. An impairment to, or defect in, title to TCM's properties could have a material adverse effect on TCM's business, financial condition or results of operations.

Intense competition could reduce TCM's market share or harm TCM's financial performance.

        The mining industry is intensely competitive, and TCM competes with many companies that have more financial and technical resources. Since mines have a limited life, TCM must compete with others who seek mineral reserves through the acquisition of new properties. In addition, TCM also competes for the technical expertise needed to find, develop, and operate such properties, the labor to operate the properties, and the capital for the purpose of funding such properties. Many competitors not only explore for and mine metals, but conduct refining and marketing operations on a global basis. Such competition may result in TCM being unable to acquire desired properties, to recruit or retain qualified employees or to acquire the capital necessary to fund its operations and develop its properties. TCM also competes with manufacturers of substitute materials or products for which molybdenum is typically used. Existing or future competition in the mining industry could materially adversely affect TCM's prospects for mineral exploration and success in the future.

The temporary shutdown of any of TCM's operations could expose TCM to significant costs and adversely affect its access to skilled labor.

        From time to time, TCM may have to temporarily shut down one or more of its mines if they are no longer considered commercially viable. There are a number of factors that may cause TCM's operations to be no longer commercially viable, many of which are beyond TCM's control. These factors include adverse changes in interest rates or currency exchange rates, decreases in the price of molybdenum or the market rates for treatment and refining charges, increases in concentrate transportation costs, and increases in labor costs. During such temporary shutdowns, TCM will have to continue to expend capital to maintain the plant and equipment. TCM may also incur significant labor costs as a result of a temporary shutdown if it is required to give employees notice prior to any layoff or to pay severance for any extended layoff. Furthermore, temporary shutdowns may adversely affect TCM's future access to skilled labor, as employees who are laid off may seek employment elsewhere. As well, if TCM's operations are shut down for an extended period of time, TCM may be required to engage in environmental remediation of the plant sites, which would require it to incur additional costs. The costs of ramping up production at one of TCM's operations following a temporary shutdown could be significant. Given the costs involved in a temporary shutdown of its operations, TCM may instead choose to continue to operate those operations at a loss. Such a decision could have a material adverse effect on TCM results of operations and financial condition.

Disruption of transportation services or increased transportation costs could have a material adverse effect on TCM's business, financial condition and results of operations.

        Disruption of transportation services due to weather-related problems, strikes, lock-outs or other events could have a material adverse effect on TCM's business, financial condition and results of operations. If transportation for TCM's products becomes unavailable, its ability to market its products could suffer. Additionally, increases in TCM's transportation costs relative to those of its competitors could make TCM's operations less competitive and could affect its profitability.

TCM is dependent upon key management personnel and executives.

        TCM is dependent upon a number of key management personnel. TCM's ability to manage its exploration, development and operating activities, and hence its success, will depend in large part on the efforts of these individuals. TCM faces intense competition for qualified personnel, and there can be no assurance that TCM will be able to attract and retain such personnel. TCM does not maintain "key person" life insurance. Accordingly, the loss of the services of one or more of such key management personnel could have a material adverse effect on TCM's business.

From time to time, some of TCM's directors and officers may be involved with other natural resource companies.

        Certain of TCM's directors and officers also serve or may in the future serve as directors and/or officers of other companies involved in natural resource exploration and development, and consequently there exists the possibility for such directors and officers to be in a position of conflict. As a result of any such conflict, TCM may miss the opportunity to participate in certain transactions, which may have a material adverse effect on TCM's business.

TCM's securities have experienced high price volatility and prices may be adversely affected by factors beyond TCM's control.

        Securities of mining companies have experienced substantial volatility, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally, the recent recessionary economic conditions and market perceptions of the attractiveness of particular industries. The prices of TCM's securities are also likely to be significantly affected by short-term changes in molybdenum prices or in TCM's financial condition or results of operations as reflected in TCM's quarterly earnings reports. Other factors unrelated to TCM's performance that may have an effect on the price of its common shares and common share purchase warrants include the following: the extent of analytical coverage available to investors concerning TCM's business; the lessening of trading volume and general market interest in TCM's securities; and the ability of some institutions to invest in TCM's securities.

        As a result of any of these factors, the market price of TCM's common shares and common share purchase warrants at any given point in time may not accurately reflect TCM's long-term value. Securities class action litigation is often brought against companies following periods of volatility in the market price of their securities. TCM may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management's attention and resources.

TCM's business will depend on good relations with its employees.

        Production at TCM's mining operations depends on the efforts of its employees. The Langeloth Facility has certain unionized employees. Although these unionized employees have agreed to "no-strike" clauses in their union agreement, there can be no assurance that the Langeloth Facility, and consequently TCM's business, will not suffer from work stoppages.

        In July 2010, a union certification vote was confirmed for the Endako Mine to be represented by a union. Negotiations with such union have commenced and are in early stages. It is not currently known what effect, if any, the union certification will have on the Endako Mine until a labor agreement is negotiated and executed.

        Further, relations with TCM's non-unionized employees may be affected by changes in the scheme of labor relations that may be introduced by the relevant governmental authorities in whose jurisdictions TCM carries on business. Changes in such legislation, or otherwise in TCM's relationship with its employees, including its unionized employees, may result in strikes, lockouts or other work stoppages, any of which could have a material adverse effect on TCM's business, results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 3.    LEGAL PROCEEDINGS

  Stellat'en First Nation

        On May 18, 2010, Reginald Louis, Chief of the Stellat'en First Nation, (on his own behalf and on behalf of all the members of the Stellat'en First Nation) and the Stellat'en First Nation filed a petition in the Supreme Court of British Columbia against Her Majesty the Queen in Right of the Province of British Columbia ("the Crown"), as represented by the Minister of Energy, Mines and Petroleum Resources and The Chief Inspector of Mines, and TCM.

        The petitioners allege that the Endako Mine and the mill expansion project at the Endako Mine represent significant infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the Crown has breached its duty to consult with, and if necessary provide accommodation to, the Stellat'en First Nation in relation to the impacts of the Endako Mine and the mill expansion.

        The petitioners seek a declaration that the Crown has not fulfilled its duty to consult with them in relation to the mill expansion project at the Endako Mine (including consideration of the whole impact of the mining operation for the life of the Endako Mine on their asserted aboriginal rights and title), a declaration that the mining permits and/or tenures held by TCM, including the Mines Act permit amendment issued on or about October 29, 2008 which allows for construction of an expanded mill at the Endako Mine (the "Permit Amendment"), are invalid, an order quashing or setting aside the decision to issue the Permit Amendment, and an injunction prohibiting further construction or alterations to the Endako Mine relating to the mill expansion project at the Endako Mine.

        The Crown and TCM have filed materials in response to the petition and the matter is scheduled for hearing in March 2011. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the petitioner's claims, we do not expect that this proceeding will have any material adverse impact on TCM's future consolidated financial position, results of operations or cash flows.

  Nak'azdli First Nation

        The Nak'azdli First Nation ("Nak'azdli") is an aboriginal group in British Columbia claiming to have aboriginal rights and title to the area where the Mt. Milligan Project is located. Nak'azdli has commenced four legal proceedings against the Federal or Provincial governments asserting that it was not adequately consulted by the governments before Terrane was granted various approvals relating to the Project.

        No claim of wrongdoing on the part of TCM or Terrane is alleged, and no claim for damages against TCM or Terrane is sought, in any of the proceedings. TCM is not a party in any of the proceedings. Terrane has either been named or has had itself added as a participant in three of these proceedings because the relief that is sought in the proceedings would, if granted, have the potential to affect the work being done to bring the Mt. Milligan mine into production.

        Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the claims, we do not expect that these proceedings will have any material adverse impact on TCM's future consolidated financial position, results of operations or cash flows.

        The four legal proceedings are summarized below.

  •
  Provincial Judicial Review.  In June 2009, Nak'azdli commenced proceedings in the Supreme Court of British Columbia seeking a judicial review of the decisions of the Province of British Columbia ("Provincial Crown") approving the environmental assessment of the Mt. Milligan Project and allowing the Project to proceed. Terrane was not named as a party, but obtained an order adding itself as a respondent to ensure that its views were before the court. The claims of Nak'azdli have been denied by all respondents. This petition, which had been scheduled to be heard in September 2010, was adjourned to May, 2011 to allow the Nak'azdli community to ratify an agreement in principle between Nak'azdli and the Provincial Crown that, if ratified, would bring the Provincial judicial review to an end. The abeyance agreement between the parties gave the Nak'azdli 90 days to ratify the agreement in principle. That 90 day period has expired; it is uncertain whether such time period will be extended by the Nak'azdli and the Provincial Crown.

  •
  Federal Judicial Review #1.  In January 2010, Nak'azdli commenced proceedings in the Federal Court of Canada seeking a judicial review of the decision of the Government of Canada ("Federal Crown") approving the environmental assessment of the Mt. Milligan Project. Terrane was not named as a party, but obtained an order adding itself as a respondent to ensure that its views were before the court. No date has been set for hearing.

  •
  Environmental Appeal Board Appeal.  In August 2010, Nak'azdli commenced an appeal of a decision of the Provincial Crown to issue an effluent permit to the Mt. Milligan Project. Terrane is not named as a respondent, but if the matter proceeds Terrane will participate as a third party. No date has been set for hearing.

  •
  Federal Judicial Review #2.  In December 2010, Nak'azdli commenced proceedings in the Federal Court of Canada seeking a judicial review of the decision of Industry Canada, a part of the Federal Crown, to approve the acquisition of Terrane by TCM. TCM and Terrane are not named as parties to this proceeding, and they have so far taken no steps to add themselves as respondents.

EXECUTIVE OFFICERS OF REGISTRANT

        Set forth below are the executive officers of TCM, their ages as of February 24, 2011 and their positions.

Name	Age	Position
Kevin Loughrey	60	Chairman, Chief Executive Officer and a Director
Pamela L. Saxton	58	Chief Financial Officer and Vice President, Finance
S. Scott Shellhaas	63	Vice President and Chief Operating Officer
Mark A. Wilson	56	Vice President, Sales and Marketing
Wendy Cassity	35	Vice President, General Counsel and Secretary

        Kevin Loughrey—Chairman, Chief Executive Officer and Director.    Mr. Loughrey is currently Chairman of the Board and Chief Executive Officer of TCM. In this capacity, Mr. Loughrey has overseen the activities of TCM since the Thompson Creek Acquisition in 2006. During that time, TCM was successfully listed on the NYSE in November of 2007 and achieved record revenues of $1 billion in 2008. From 2005 until 2006 Mr. Loughrey was the President of Thompson Creek USA and as such was responsible for all of the Thompson Creek USA operations. From 1997 until 2005 he was the Senior Vice President, General Counsel and Secretary of such company. He was the principal negotiator, on behalf of the TCM shareholders, of the Thompson Creek Acquisition. Mr. Loughrey has also been the Senior Vice President and General Counsel for First Dynasty Mines Ltd. and Cyprus Minerals Company. At Cyprus, Mr. Loughrey was responsible for complex legal matters including several major acquisitions, listing Cyprus on the NYSE, and was prominent in the 1993 merger of Cyprus with Amax Metals Company. Mr. Loughrey has 30 years of experience in the mining business. Mr. Loughrey holds a Bachelor of Arts from Colorado State University and a law degree from the University of Houston.

        Pamela L. Saxton—Chief Financial Officer and Vice President, Finance.    Ms. Saxton joined TCM on August 4, 2008 and became Chief Financial Officer and Vice President, Finance on October 16, 2008. Ms. Saxton has over 30 years of domestic and international finance and accounting experience within and outside the mining industry. She was previously Vice President, Finance—U.S. Operations for Franco-Nevada U.S. Corporation. Prior to joining Franco-Nevada in 2007, Ms. Saxton was the Vice President and Chief Financial Officer of Colorado-based NewWest Gold Corporation. From 2004 to 2006, she was with First Data Corporation as Vice President and Controller—Payments Division. Ms. Saxton also served as Vice President Finance, Corporate Controller and Chief Accounting Officer of J.D. Edwards & Company in Denver from 1994 to 2003. Prior to that, she was Vice President and Controller of Amax Gold, Inc. and Assistant Controller of Cyprus Amax Minerals Company from 1987 to 1994. Ms. Saxton holds a Bachelor of Science in Accounting from the University of Colorado in Boulder. She is a member and past Chair of the Board for the Colorado Association of Commerce and Industry and a trustee for the Viola Vestal Coulter Foundation that provides scholarships to various colleges and universities.

        S. Scott Shellhaas—Vice President and Chief Operating Officer.    Mr. Shellhaas joined TCM as Vice President and Chief Operating Officer on August 10, 2009. From 2000 to 2007, Mr. Shellhaas was the CEO designate for venture capital development projects involving coal, iron and steel producers within the United States. He then was Vice President of Richmond, Virginia-based Imagin Natural Resources, a start-up natural resource company focusing on the acquisition and operation of coal assets. After leaving Imagin in 2008, he provided executive management consulting services to natural resource and energy companies before joining TCM. He has over 25 years of international executive management and operating experience within the mining industry. Mr. Shellhaas' mining career started with Cyprus Amax Minerals Company where he was a managing attorney from 1982 to 1989. He subsequently served in operating positions, including: President of Cyprus Australia Gold Company (1989-1991), a gold and copper producer in Australia; President of Cyprus Northshore Mining Company (1991-1994), an iron ore producer in Minnesota; President of Cyprus Foote Mineral Company (1993-1996), an international lithium producer operating in Chile and the United States; and President and Chief Operating Officer of Amax Gold Inc. (1996-1998), a publicly traded global gold producer. From 1998 to 2000, he was President of Cyprus Australia Coal Company, a coal producer in Australia, and Chairman and Chief Executive Officer of Oakbridge Proprietary Ltd., an associated coal producing and marketing joint venture and consortium. Mr. Shellhaas has a Bachelor of Arts in Economics from the University of North Carolina-Chapel Hill and a Juris Doctor with Honors from the University of Wyoming School of Law.

        Mark A. Wilson—Vice President, Sales and Marketing.    Mr. Wilson joined Thompson Creek USA in 2005 and currently is Vice President, Sales and Marketing for TCM. For several years immediately prior to joining TCM, he was owner and manager of a sales and distribution business. Having worked for more than 25 years in the mining industry, Mr. Wilson has extensive experience in marketing, business development and finance. He consulted for Climax Molybdenum Company on new product development (2001-2002) and served as President, Chief Executive Officer and Chief Financial Officer for Goldbelt Resources Ltd., a Canadian public company focused on mineral exploration in Kazakhstan (1996-1999). From 1981 to 1996, he was employed by Cyprus Amax Minerals Company in increasingly responsible roles including Vice President of Business Development and Manager of Molybdenum Marketing. Mr. Wilson holds a B.S. in Geology and Geophysics from Yale University and a M.A. in Law and Diplomacy from the Fletcher School of Law and Diplomacy.

        Wendy Cassity—Vice President, General Counsel and Secretary.    Ms. Cassity is currently Vice President, General Counsel and Secretary of TCM. Ms. Cassity joined TCM in September 2010. Immediately prior to joining TCM, she was external M&A counsel to Danaher Corporation. From 2007 to 2009, Ms. Cassity was a partner at McDermott Will & Emery LLP, based in its New York office. From 2004 to 2007, Ms. Cassity was an associate attorney at the same firm. While at McDermott, Ms. Cassity represented Thompson Creek USA in connection with the Thompson Creek Acquisition, and subsequently represented TCM in connection with a number of other corporate matters including its listing on the NYSE. From 2000 to 2004, Ms. Cassity was an associate attorney at Cravath, Swaine & Moore LLP in New York. Ms. Cassity's areas of expertise include SEC reporting, corporate governance, mergers and acquisitions, securities offerings, and commercial transactions. Ms. Cassity holds a B.A. in English and History from the University of Arizona and a J.D. from the Columbia University School of Law.

ITEM 4.    REMOVED AND RESERVED.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        TCM's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "TC" and the Toronto Stock Exchange ("TSX") under the symbol "TCM". The following table sets forth information relating to the high and low sales prices of TCM's Common Stock on the NYSE and TSX for the quarterly periods indicated.

		Price Range of Common Stock
		NYSE (US$)		TSX (C$)
		High	Low	High	Low
2009	1st quarter	5.69	2.69	6.72	3.48
	2nd quarter	12.42	3.87	13.62	4.91
	3rd quarter	15.64	9.06	16.50	10.56
	4th quarter	13.38	10.00	13.75	10.82
2010	1st quarter	15.20	11.06	15.53	12.12
	2nd quarter	14.65	8.03	14.49	8.84
	3rd quarter	11.20	8.01	11.35	8.77
	4th quarter	15.03	10.21	14.72	10.79

        The price of TCM's Common Stock as quoted by the NYSE at the close of business on December 31, 2010 was $14.72. The price of TCM's Common Stock as quoted by the TSX at the close of business on December 31, 2010 was C$14.60. As of February 24, 2011, there were estimated to be approximately 43,000 holders of TCM's Common Stock.

        In addition, TCM has common share purchase warrants (exercise price of C$9.00, expiring on October 23, 2011) that are listed and posted for trading on the TSX under the symbol "TCM.WT". The outstanding Terrane warrants (other than those originally issued to Goldcorp Canada Ltd.) are listed and posted for trading on the TSX Venture Exchange under the symbols "TRX.WT" and "TRX.WT.A". The 2011 Warrants have an exercise price of C$1.50, and the 2012 Warrants have an exercise price of C$0.85.

Dividends

        TCM has not declared or paid any dividends on its Common Stock since the date of its formation. TCM intends to retain its earnings, if any, to finance the growth and development of its business and has no present intention of paying dividends or making any other distributions in the foreseeable future. In addition, the credit agreement for the Credit Facility contains a covenant restricting TCM's ability to pay dividends to its Shareholders.

Stock Performance Graph

        The following graph compares the cumulative total shareholder return for C$100 invested in Common Stock on December 31, 2005 against the cumulative total shareholder return of the S&P/TSX Composite Index and the S&P/TSX Composite Index—Materials for the five most recently completed fiscal years of TCM, assuming the reinvestment of all dividends.

	2005	2006	2007	2008	2009	2010
Thompson Creek Metals Company Inc.	$100.00	$1,410.00	$2,425.71	$700.00	$1,761.43	$2,085.71
S&P/TSX Composite Index	$100.00	$117.26	$128.79	$86.28	$116.53	$137.05
S&P/TSX Composite Index—Materials	$100.00	$139.81	$182.12	$133.89	$179.65	$245.29

        The foregoing performance graph and related information shall not be deemed "soliciting material" or "filed" with the SEC or be subject to Section 18 of the Securities Exchange Act of 1934, as amended, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that TCM specifically incorporates it by reference into such filing.

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data is derived from TCM's audited consolidated financial statements included in this report and TCM's other reports filed with the SEC. The consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). These historical results are not necessarily indicative of results for any future period. The following table includes the non-GAAP financial measures "adjusted net income", "adjusted net income per share—basic", and "adjusted net income per share—diluted". For a definition of these non-GAAP measures and a reconciliation to the most directly comparable financial measure calculated and presented in accordance with US GAAP, please read Non-GAAP Financial Measures in Item 7.

	Years Ended December 31,
	2010	2009	2008	2007		2006(a)
	(US dollars in millions, except per share amounts)
Statement of Operations Data:
Revenue
Molybdenum sales	$578.6	$361.9	$992.2		$891.1		$147.7
Tolling, calcining and other	16.2	11.5	19.2		23.3		3.1

	594.8	373.4	1,011.4		914.4		150.8

Costs and expenses:
Cost of Sales
Operating expenses	315.5	241.3	557.4		588.8		147.3
Depreciation, depletion and amortization	49.9	43.4	40.0		48.2		4.7

Total cost of sales	365.4	284.7	597.4		637.0		152.0
Selling and marketing	7.7	6.2	10.1		9.0		1.2
Accretion expense	1.5	1.4	1.7		1.7		0.1
General and administrative	23.5	25.1	37.9		25.1		13.8
Acquisition costs	12.9	—	—		—		—
Exploration	9.4	6.3	8.0		4.6		8.6

Total costs and expenses	420.4	323.7	655.1		677.4		175.7

Operating income	174.4	49.7	356.3		237.0		(24.9)
Other (income) expenses	40.5	103.7	58.9		35.7		3.8
Income and mining taxes (benefit)	20.2	2.0	124.3		61.7		(7.6)

Net (loss) income	$113.7	$(56.0)	$173.1		$139.6		$(21.1)

Net (loss) income per share
—basic	$0.79	$(0.44)	$1.45		$1.27		$(0.37)
—diluted	$0.75	$(0.44)	$1.31		$1.10		$(0.37)
Basic weighted-average shares outstanding	144.7	127.5	119.5		110.2		57.7
Diluted weighted-average shares outstanding	152.5	127.5	131.7		126.6		57.7
Adjusted non-GAAP Measures:(b)
Adjusted net income(b)	$163.3	$37.4	$241.3	$	n/a	$	n/a
Adjusted net income per share—basic(b)	$1.13	$0.29	$2.02	$	n/a	$	n/a
Adjusted net income per share—diluted(b)	$1.07	$0.29	$1.83	$	n/a	$	n/a
Other Financial Data:
Cash generated by operating activities	$157.4	$105.9	$389.0		$148.4		$75.4
Capital expenditures	$213.7	$66.1	$101.3		$14.7		$4.5
Balance Sheet Data as of December 31:
Cash and cash equivalents	$316.0	$158.5	$258.0		$113.7		$98.1
Short-term investments	$—	$353.0	$—		$—		$—
Total assets	$2,317.7	$1,344.6	$1,046.4		$1,083.0		$899.9
Total debt	$22.0	$12.9	$17.3		$237.4		$397.8
Total liabilities	$887.8	$359.2	$255.8		$612.0		$675.7
Shareholders' equity	$1,429.9	$985.4	$790.6		$471.0		$224.2

(a)
The 2006 period is from inception (October 26, 2006) through December 31, 2006.

(b)
See Non-GAAP Financial Measures in Item 7 for the definition and calculation of these non-GAAP measures.

ITEM 7. and 7A.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        This Management's Discussion and Analysis ("MD&A") of consolidated financial condition and results of operations of TCM was prepared as of February 24, 2011, and should be read in conjunction with the Consolidated Financial Statements in Item 8 and Risk Factors in Item 1A. The results of operations reported and summarized below are not necessarily indicative of future operating results. Throughout this MD&A, all references to earnings or losses per share are on a diluted basis, unless otherwise noted. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). All dollar amounts are expressed in US$ unless otherwise indicated. References to C$ refers to Canadian dollars. Additional information on Thompson Creek Metals Company Inc. is available on EDGAR at www.sec.gov or on SEDAR at www.sedar.com.

Business Overview

        TCM is a North American mining company, governed by the laws of British Columbia, with vertically integrated molybdenum mining, milling, processing and marketing operations in Canada and the US and a copper-gold construction project in Canada. TCM's current mining operations include the TC Mine (mine and mill) in Idaho, the Langeloth Facility in Pennsylvania and a 75% joint venture interest in the Endako Mine (mine, mill and roaster) in British Columbia. In October 2010, TCM acquired Terrane Metals Corp ("Terrane") and, as a result, is currently in the process of constructing and developing the Mt. Milligan project ("Mt. Milligan") located in British Columbia, which has been designed to be a conventional truck-shovel open pit mine with a 66,000 ton per day copper flotation processing plant, with estimated average annual production of 81 million pounds of copper and 194,000 ounces of gold over the life of the mine. In addition, TCM has two underground molybdenum development projects (comprised of the Davidson property, located in British Columbia, and an option to acquire up to 75% of the Mount Emmons property, located in Colorado), a copper-molybdenum exploration project located in British Columbia (the Berg property), and two joint venture exploration projects, one of which is a lead and zinc project located along the Yukon Territory-Northwest Territories border in Canada (the Howard's Pass property), and the other a gold project located in the Kivalliq District of Nunavut in Canada (the Maze Lake property).

Terrane Acquisition

        On October 20, 2010, TCM closed the acquisition of Terrane by way of a Plan of Arrangement (the "Arrangement"). Under the Arrangement, holders of Terrane shares received C$0.90 in cash and 0.052 of a TCM common share per each Terrane share. Concurrent with the closing of the Arrangement, TCM closed an agreement with Royal Gold, Inc. ("Royal Gold") for the purchase and sale of 25% of the payable gold (the "Gold Stream Transaction") from Mt. Milligan. In addition, pursuant to the Arrangement agreement, 63.2 million of outstanding Terrane warrants (collectively referred to as the "Terrane Warrants") remained outstanding on October 20, 2010, of which 45.4 million expire on April 16, 2011 (the "2011 Terrane Warrants") and 17.8 million expire on June 21, 2012 (the "2012 Terrane Warrants"). Under the Arrangement, each Terrane Warrant holder is entitled to receive, upon exercise of the warrant, the consideration pursuant to the Arrangement as if the warrant had been exercised immediately before the closing of the Arrangement.

        The fair value of the outstanding Warrants at closing was $14.2 million based upon the closing price of the Terrane Warrants on October 20, 2010.

        The total consideration paid by TCM for the acquisition of all of the outstanding Terrane common shares was $693.4 million, which included $410.5 million of cash, together with the fair value of the

Terrane Warrants and the TCM common stock issued at the date of closing. TCM incurred a total of $12.9 million in legal and consulting fees related to the acquisition.

        Terrane's assets included four mineral properties in Canada, consisting of the Mt. Milligan, Berg, Maze Lake, and Howards Pass properties. The Mt. Milligan property is a copper-gold project in the construction and development stage and the Berg, Maze Lake, and Howards Pass properties are in the exploration stage. In June 2010, Terrane initiated the first phase of construction at Mt. Milligan with an access road contract and also entered into a contract with AMEC Americas Limited and Fluor Canada Ltd. to provide engineering, procurement and construction management services. TCM has received all the necessary permits to continue the construction and development of the Mt. Milligan property, with the expected start-up of copper and gold concentrate production in the second half of 2013. TCM is currently conducting a detailed review of the Mt. Milligan project, including a review of the engineering and design of the equipment and facilities and the amount of capital expenditures required to construct and develop the project (which was originally estimated by Terrane to be C$915 million). This review is expected to be completed by the second quarter of 2011.

        TCM expects the acquisition of Terrane and the Gold Stream Transaction to provide the following benefits to TCM:

  •
  Mt. Milligan offers diversification beyond TCM's current asset base of primary molybdenum deposits providing for strong contributions from copper and gold subsequent to the start-up of Mt. Milligan;

  •
  the Gold Stream Transaction should allow shareholders to immediately capture value from future gold production while providing funds for mine construction, retaining full leverage to base metal production and maintaining significant gold by-product credits;

  •
  the combined business should allow more flexibility to finance its strong combined project pipeline, which would generate significant production growth when the mill expansion at the Endako Mine and the start-up of Mt. Milligan are completed; and

  •
  going forward, TCM should have opportunities for future exploration and growth with a broader suite of earlier-stage projects, including the Mount Emmons property, the Davidson property, and the Berg property that can be prioritized optimally for development and value creation.

Highlights 2010

  •
  Net income for 2010 was $113.7 million, or $0.75 per share, which included a non-cash unrealized loss on common share purchase warrants of $49.6 million, or $0.33 per common share. Net loss for 2009 was $56.0 million, or $0.44 per share, which included a non-cash unrealized loss on common share purchase warrants of $93.4 million, or $0.72 per share.

  •
  Non-GAAP adjusted net income in 2010 (excluding the non-cash unrealized loss on the warrants) was $163.3 million, or $1.07 per common share. This compares to non-GAAP adjusted net income in 2009 of $37.4 million, or $0.29 per share. See "Non-GAAP Financial Measures" below for the definition and calculation of adjusted net income (loss). Non-cash unrealized gains and losses on common stock purchase warrants result from a requirement under US GAAP to account for TCM's outstanding common stock purchase warrants as derivatives, with changes in the fair market value recorded in net income.

  •
  Consolidated revenues for 2010 were $594.8 million, up approximately 59% from 2009, as a result of a 15% increase in molybdenum pounds sold and higher sales prices. The average realized sales price for molybdenum in 2010 was $15.67 per pound, up approximately 39% from $11.28 per pound in 2009.

  •
  Mined molybdenum production in 2010 was a record of 32.6 million pounds, up 29% from 25.3 million pounds in 2009, primarily due to a significantly higher grade of ore from the TC Mine.

  •
  Average cash cost per pound produced for 2010 was $6.07 per pound compared to $5.84 per pound in 2009. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced.

  •
  Operating cash flows were $157.4 million in 2010, compared to $105.9 million in 2009.

  •
  Capital costs incurred in 2010 were $246.2 million, comprised of $80.9 million of capital expenditures for the mines, the Langeloth Facility and corporate, together with $149.9 million of capital costs for the mill expansion project at the Endako Mine (75% share) and $15.4 million of capital costs for Mt. Milligan. The capital costs in 2010 include amounts accrued of $32.5 million at December 31, 2010; therefore, cash expenditures for 2010 were $213.7 million.

  •
  Total cash, cash equivalents and short-term investments at December 31, 2010 were $316.0 million, compared to $511.5 million as of December 31, 2009. Total debt as of December 31, 2010 was $22.0 million compared to $12.9 million as of December 31, 2009. Other long-term obligations at December 31, 2010, included $226.5 million of cash proceeds received from the Gold Stream Transaction.

Outlook

Molybdenum Market

        During the fourth quarter of 2010, the average Platts Metals Week published price for molybdenum oxide was $15.74 per pound compared to $15.73 per pound in the first quarter of 2010, $16.41 per pound in the second quarter of 2010 and $14.98 per pound in the third quarter of 2010. Since December 31, 2010, the monthly average price for molybdenum oxide, as published in Platts Metals Week, has gradually increased, with the monthly average Platts Metals Week published price in January 2011 of $16.99 per pound and for the week of February 21, 2011 was $17.85 per pound of molybdenum for drummed oxide. TCM anticipates that over the remainder of 2011, the price for molybdenum oxide will continue to be volatile but will gradually increase with the expected improvement in worldwide molybdenum bearing steel production.

        There can be no assurance, however, that molybdenum demand will strengthen, or that molybdenum prices will further improve. Any significant weakness in demand or reduction in molybdenum prices may have a material adverse effect on TCM's operating results and financial condition.

Operations

        For 2011, TCM expects its molybdenum production volumes to be 30 to 33 million pounds (unchanged from previous guidance), with the TC Mine at approximately 22 to 24 million pounds and the 75% share of the Endako Mine at 8 to 9 million pounds. The mill expansion project at the Endako Mine is expected to be completed in the fourth quarter of 2011, with additional production ramping up from the Endako Mine during that quarter. For 2011, anticipated average cash costs per pound produced are estimated at $7 to $8 per pound (unchanged from previous guidance), with $6 to $7 per pound at the TC Mine and $9 to $10 per pound at the Endako Mine, assuming a US to Canadian dollar exchange rate of US$1.00 = C$1.00. For the Endako Mine, a $0.01 change in the Canadian foreign exchange rate would result in a change in the cash cost per pound produced of approximately $0.10 per pound. For the TC Mine, TCM expects that the first half of 2011 will have higher production (14 to 15 million pounds) and lower cash costs ($4.50 to $5.50 per pound) than the last half of 2011 (8 to 9 million pounds of production at a cash cost of $8.50 to $10 per pound), which is unchanged from previous guidance. This is primarily the result of the TC Mine pit sequencing, with the tapering off of the higher grade production in the first half of 2011, with more stripping activities and significantly lower-grade related production in the second half of 2011.

        For 2011, TCM expects to sell 30 to 34 million pounds of its mined production (unchanged from previous guidance).

        Capital expenditures in 2011 are expected to be approximately $591 million (changed from previous guidance of $525 million), comprised of $60 million in capital expenditures for the mines, the Langeloth Facility and corporate (unchanged from previous guidance), $181 million for TCM's 75% share of capital expenditures required for the mill expansion project at the Endako Mine (changed from previous guidance of $115 million) and $350 million related to the Mt. Milligan project (unchanged from previous guidance and still subject to the completion of the detailed review as noted above).

        In 2011, exploration expenditures are expected to be $20 to $23 million (unchanged from previous guidance). This includes exploration drilling at both of TCM's operating mines totaling $6 to $7 million, $11 to $12 million of exploration expenditures under the option agreement with U.S. Energy Corp. on the Mount Emmons Property (primarily for preparatory work for exploration drilling, further engineering evaluations, the ongoing pre-feasibility study, and ongoing project maintenance activities) and $2 to $3 million on the exploration projects acquired with the Terrane acquisition (primarily related to further evaluation work on the Berg property). Further work on the Davidson property will be deferred until the evaluation of the Berg property is completed. TCM is expecting to have ongoing maintenance expenditures on the Davidson property of approximately $1 million in 2011 (unchanged from previous guidance).

Selected Consolidated Financial and Operational Information

	Three months ended December 31,		Years ended December 31,
(US$ in millions except per share and per pound amounts)	2010	2009	2010	2009	2008
	(unaudited)
Financial
Revenue
Molybdenum sales	$152.0	$103.3	$578.6	$361.9	$992.2
Tolling, calcining and other	4.8	2.9	16.2	11.5	19.2

	156.8	106.2	594.8	373.4	1,011.4

Costs and expenses
Cost of sales
Operating expenses	75.6	68.1	315.5	241.3	557.4
Depreciation, depletion and amortization	14.3	11.4	49.9	43.4	40.0

Total cost of sales	89.9	79.5	365.4	284.7	597.4
Selling and marketing	2.1	1.6	7.7	6.2	10.1
Accretion expense	0.3	0.4	1.5	1.4	1.7
General and administrative	5.9	7.5	23.5	25.1	37.9
Acquisition costs	8.6	—	12.9	—	—
Exploration	2.6	1.4	9.4	6.3	8.0

Total costs and expenses	109.4	90.4	420.4	323.7	655.1

Operating income	47.4	15.8	174.4	49.7	356.3
Other (income) expenses	79.4	(4.8)	40.5	103.7	58.9
Income and mining taxes (benefit)	13.0	(5.4)	20.2	2.0	124.3

Net income (loss)	$(45.0)	$26.0	$113.7	$(56.0)	$173.1

Net income (loss) per share:
Basic	$(0.28)	$0.19	$0.79	$(0.44)	$1.45
Diluted	$(0.28)	$0.18	$0.75	$(0.44)	$1.31
Cash generated by operating activities	$31.6	$38.2	$157.4	$105.9	$389.0
Adjusted non-GAAP Measures:(1)
Adjusted net income(1)	$34.4	$20.4	$163.3	$37.4	$241.3
Adjusted net income per share—basic(1)	$0.22	$0.15	$1.13	$0.29	$2.02
Adjusted net income per share—diluted(1)	$0.20	$0.14	$1.07	$0.29	$1.83
Operational Statistics (unaudited)
Mined molybdenum production (000's lb)(2)	9,316	6,268	32,577	25,260	26,045
Cash cost ($/lb produced)(3)	$5.81	$6.61	$6.07	$5.84	$7.54
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	7,574	6,889	29,072	27,389	22,349
Purchased and processed product	1,896	1,464	7,855	4,683	10,681

	9,470	8,353	36,927	32,072	33,030

Average realized sales price ($/lb)(1)	$16.05	$12.37	$15.67	$11.28	$30.04

(1)
See "Non-GAAP Financial Measures" for the definition and calculation of these non-GAAP measures.

(2)
Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide ("HPM") from our share of production from the mines; excludes molybdenum processed from purchased product.

(3)
Weighted-average of TC Mine and Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for the TC Mine, which only produces molybdenum sulfide on site, includes an estimated molybdenum loss, an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs. See "Non-GAAP Financial Measures" for additional information.

	December 31, 2010	December 31, 2009
Cash and cash equivalents	$316.0	$158.5
Short-term investments	$—	$353.0
Total assets	$2,317.7	$1,344.6
Total debt	$22.0	$12.9
Total liabilities	$887.8	$359.2
Shareholders' equity	$1,429.9	$985.4
Shares outstanding (000's)	165,190	139,511

Summary of Quarterly Results

        (US$ in millions except per share and per pound amounts—unaudited and in US GAAP)

	Dec 31 2010	Sep 30 2010	Jun 30 2010	Mar 31 2010	Dec 31 2009	Sep 30 2009	Jun 30 2009	Mar 31 2009
Financial
Revenue	$156.8	$161.8	$148.4	$127.8	$106.2	$114.4	$74.0	$78.8
Operating income	$47.4	$45.6	$50.3	$31.1	$15.8	$32.4	$(0.2)	$1.7
Net income (loss)	$(45.0)	$31.1	$126.5	$1.1	$26.0	$(1.4)	$(89.3)	$8.7
Income (loss) per share:
—basic	$(0.28)	$0.22	$0.90	$0.01	$0.19	$(0.01)	$(0.73)	$0.07
—diluted	$(0.28)	$0.22	$0.87	$0.01	$0.18	$(0.01)	$(0.73)	$0.07
Cash generated by operating activities	$31.6	$59.0	$41.2	$25.6	$38.2	$24.2	$6.1	$37.4
Adjusted non-GAAP Measures:(1)
Adjusted net income (loss)(1)	$34.4	$51.6	$51.7	$25.6	$20.4	$14.3	$(6.3)	$9.0
Adjusted net income (loss) per share:(1)
—basic(1)	$0.22	$0.37	$0.37	$0.18	$0.15	$0.11	$(0.05)	$0.07
—diluted(1)	$0.20	$0.36	$0.36	$0.17	$0.14	$0.11	$(0.05)	$0.07
Operational Statistics
Mined molybdenum production (000's lb)	9,316	7,958	7,034	8,269	6,268	6,221	6,714	6,057
Cash cost ($/lb produced)(1)	$5.81	$6.24	$7.06	$5.36	$6.61	$5.67	$5.21	$5.93
Molybdenum sold (000's lb):
TC Mine and Endako Mine	7,574	7,750	7,013	6,735	6,889	7,445	6,505	6,549
Purchased and processed product	1,896	2,513	1,626	1,820	1,464	1,324	997	898

	9,470	10,263	8,639	8,555	8,353	8,769	7,502	7,447

Average realized sales price ($/lb)(1)	$16.05	$15.30	$16.84	$14.50	$12.37	$12.75	$9.41	$10.14

(1)
See "Non-GAAP Financial Measures" for the definition and calculation of these non-GAAP measures.

Financial Review

Three Months Ended December 31, 2010 (Unaudited)

Net Income (loss)

        Net loss for the three months ended December 31, 2010 was $45.0 million or $0.28 per share, compared to net income of $26.0 million, or $0.18 per share, for the same period in 2009. Net loss for the fourth quarter of 2010 included a non-cash unrealized loss on common share purchase warrants of $79.4 million, or $0.47 per share, and net income for the fourth quarter of 2009 included a non-cash unrealized gain on common stock purchase warrants of $5.6 million, or $0.04 per share. The non-cash unrealized loss and gain on common stock purchase warrants for the fourth quarter of 2010 and 2009 were the result of a requirement under US GAAP to account for TCM's outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income (loss). Non-GAAP adjusted net income for the fourth quarter of 2010 (excluding the non-cash unrealized loss on the warrants) was $34.4 million, or $0.20 per share. Non-GAAP adjusted net income for the fourth quarter of 2009 (excluding the non-cash unrealized gain on warrants) was $20.4 million, or $0.14 per share. See "Non-GAAP Financial Measures" below for the definition and calculation of adjusted net income (loss).

Revenue

        Revenue for the three months ended December 31, 2010 was $156.8 million, up $50.6 million or approximately 48% from $106.2 million for the same period in 2009. The average realized sales price for molybdenum in the fourth quarter of 2010 was $16.05 per pound, up approximately 30% from $12.37 per pound in the fourth quarter of 2009. Molybdenum sold from the Corporation's mines in the fourth quarter of 2010 was 7.6 million pounds, up approximately 10% from 6.9 million pounds sold in the same period in 2009. Sales volumes from third-party product purchased and processed were 1.9 million pounds in the fourth quarter of 2010 compared to 1.5 million pounds for the same period in 2009. Revenue from toll roasted material for third parties was up approximately 66% in the fourth quarter of 2010 relative to the same period in 2009 due to higher demand for these services in 2010 compared to 2009, which primarily was driven by an increase in commodity prices.

Operating expenses

        Operating expenses for the three months ended December 31, 2010 were $75.6 million, up $7.5 million or approximately 11% from $68.1 million for the same period in 2009 primarily due to higher sales volume, higher cost production sold, and higher priced purchased and processed product sold in the fourth quarter of 2010 compared to the fourth quarter of 2009. These increases were somewhat offset by an out-of-period non-cash adjustment of $3.3 million related to TCM's deferred compensation plan. Management does not believe that this adjustment is material to any of the periods affected or presented in its consolidated financial statements.

        The non-GAAP financial measure of cash cost per pound produced from TCM's mines decreased in the fourth quarter of 2010 to $5.81 per pound from $6.61 per pound in the fourth quarter of 2009. The decrease in the cash cost per pound produced was primarily due to higher production from a significantly higher grade at the TC Mine and lower mining costs related to lower repairs and maintenance costs and longer tire usage at TC Mine. See "Non-GAAP Financial Measures" below for the reconciliation of cash cost per pound produced to the GAAP measure of operating expenses.

Depreciation, depletion and amortization expense

        Depreciation, depletion and amortization expense in the fourth quarter of 2010 was $14.3 million compared to $11.4 million in the fourth quarter of 2009. This increase was primarily due to the higher volume of molybdenum sold from TCM's mines in the fourth quarter of 2010 compared to the fourth quarter of 2009 and the depreciation and depletion of capital expenditures incurred since December 31, 2009. Product inventory costs include depreciation, depletion and amortization.

General and administrative expense

        General and administrative expense in the fourth quarter of 2010 was $5.9 million, down from $7.5 million in the fourth quarter of 2009. General and administrative expense in the fourth quarter of 2010 and 2009 included $0.9 million and $2.7 million, respectively, of stock-based compensation expense as required under US GAAP. Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based award applies. Excluding the effects of stock-based compensation, general and administrative expense was essentially unchanged in the fourth quarter of 2010 compared to the fourth quarter of 2009.

Acquisition costs

        Acquisition costs of $8.6 million during the fourth quarter of 2010 related to investment banking fees, legal and consulting costs associated with the Terrane acquisition.

Other (income) expenses

        Total other (income) expenses for the fourth quarter of 2010 was $79.4 million of expense compared to $4.8 million of income in the fourth quarter of 2009. The fourth quarter of 2010 included a non-cash unrealized loss on common stock warrants of $79.4 million compared to a $5.6 million non-cash unrealized gain on common stock warrants in the fourth quarter of 2009. The non-cash unrealized loss on common stock purchase warrants for the 2010 fourth quarter included a $6.7 million loss related to the Terrane Warrants.

Income and mining taxes

        TCM had a net tax expense in the fourth quarter of 2010 of $13.0 million compared to a net tax benefit of $5.4 million in the fourth quarter of 2009. The fourth quarter of 2010 was impacted by an increase in net income resulting in higher tax expense. Additionally, the non-cash unrealized loss and gain on common stock purchase warrants in the fourth quarter of 2010 and 2009, respectively, did not generate any income tax benefit or expense. The fourth quarter of 2009 was also impacted by a re-evaluation of US state income tax rates, which resulted in a net tax benefit for the quarter.

Three Years Ended December 31, 2010

Net Income (Loss)

        Net income for the year ended December 31, 2010 was $113.7 million, or $0.75 per share, compared to a net loss of $56.0 million in 2009, or $0.44 per share. Net income in 2010 and 2009 included non-cash unrealized losses on common share purchase warrants of $49.6 million, or $0.33 per share, and $93.4 million, or $0.72 per share, respectively. These non-cash unrealized losses on common stock purchase warrants were the result of a requirement under US GAAP to account for TCM's outstanding common stock purchase warrants as a derivative liability, with changes in the fair market value recorded in net income (loss) in each reporting period beginning January 1, 2009. The non-cash unrealized loss on common stock purchase warrants for 2010 included a $6.7 million loss related to the Terrane Warrants. Net income for the year ended December 31, 2008 was $173.1 million, or $1.31 per share. During 2008, TCM recorded a charge of $68.2 million related to the write-down of goodwill and an after-tax impairment of $3.0 million on finished goods inventories.

        Non-GAAP adjusted net income in 2010 (excluding the non-cash unrealized loss on the warrants) was $163.3 million, or $1.07 per share. Non-GAAP adjusted net income in 2009 (excluding the non-cash unrealized loss on the warrants) was $37.4 million ($0.29 per share). Non-GAAP adjusted net income in 2008 (excluding the non-cash goodwill impairment charge of $68.2 million) was $241.3 million, or $1.83 per share. See "Non-GAAP Financial Measures" below for the definition and calculation of adjusted net income.

        Net income in 2010 also included a gain on foreign exchange of $7.4 million, or $0.05 per share, compared to a loss on foreign exchange of $10.9 million, or $0.09 per share, in 2009. Net income for 2008 included a gain on foreign exchange of $21.5 million, or $0.16 per share.

Revenue

        Revenue in 2010 was $594.8 million, up $221.4 million or approximately 59% from $373.4 million in 2009. Revenue in 2010 increased as a result of higher average realized molybdenum sales prices, with an average realized sales price in 2010 of $15.67 per pound, up approximately 39% from $11.28 per pound in 2009. Molybdenum sold from TCM's mines in 2010 was 29.1 million pounds, up approximately 6% from 27.4 million pounds sold in 2009. Sales volumes from third-party product purchased and processed were 7.9 million pounds in 2010, up 68% from 4.7 million pounds in 2009. Revenue from toll roasted material for third parties was $16.2 million in 2010, up approximately 41% compared to $11.5 million in 2009 primarily as a result of higher volume driven by an increase in commodity prices throughout 2010.

        Revenue in 2009 was $373.4 million, down $638.0 million, or 63%, from $1,011.4 million in 2008. The average realized sales price for molybdenum in 2009 was $11.28 per pound, down 62% from $30.04 per pound in 2008. Molybdenum sold from TCM's mines during 2009 was 27.4 million pounds, up 5.1 million pounds from 22.3 million pounds sold in 2008. Sales volumes in 2008 were impacted by less product being available for sale during 2008 due to lower production at the TCM's mines during the fourth quarter of 2007. Sales volume from third-party product purchased and processed was 4.7 million pounds in 2009 compared to 10.7 million pounds in 2008. The decrease in sales volume in 2009 was primarily due to increased purchases during the fourth quarter of 2007 and the first quarter of 2008 in order to meet 2008 sales demand. Revenue from toll roasted material for third parties of $11.5 million in 2009 were down approximately 40% compared to $19.2 million in 2008 due to lower demand for these services in 2009 due to the drop in commodity prices, which began in the fourth quarter of 2008.

Operating expenses

        Operating expenses in 2010 were $315.5 million, up $74.2 million or approximately 31% from $241.3 million in 2009 primarily due to higher sales volume in 2010. Prices for third-party molybdenum that was purchased, processed and resold were up significantly during 2010 compared to 2009, which, together with the increased sales volumes from third-party product purchased, processed and resold also contributed to higher operating expenses in 2010.

        The non-GAAP financial measure of cash cost per pound produced from TCM's mines increased in 2010 to $6.07 per pound from $5.84 per pound in 2009. The increase in the cash cost per pound produced in 2010 was primarily the result of a higher cash cost per pound produced at the Endako Mine due to higher mining and milling costs. A breakdown of the Endako Mine in-pit conveyor system caused higher ore haulage costs at the mine. The Endako Mine milling costs were higher mainly due to unexpected maintenance and repair costs and training costs in preparation for the new mill operation. In addition, the Endako Mine expenses were higher due to unfavorable foreign exchange rates converting C$ costs to US$ costs. The foreign exchange rate averaged US$1 = C$1.03 in 2010 compared to an average rate of US$1 = C$1.14 in 2009. See "Non-GAAP Financial Measures" below for the calculation of cash cost per pound produced.

        Operating expenses in 2009 were $241.3 million, down $316.1 million or 57% from $557.4 million in 2008. Sales volumes and related costs for the third-party material that was purchased, processed and resold were down significantly during 2009 compared to 2008, which was the primary reason for the significant decline in operating expenses in 2009. Additionally, operating expenses declined due to a lower cash cost per pound produced from TCM's mines in 2009 compared to 2008.

        The non-GAAP financial measure of cash cost per pound produced from TCM's mines declined in 2009 to $5.84 per pound from $7.54 per pound in 2008. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced. The decline in the cash cost per pound produced was primarily due to a higher ore grade at the TC Mine, together with lower mining and milling costs from both of TCM's mines as a result of planned cost reduction measures in 2009. In addition, the 2009 cash cost per pound produced reflected lower costs for grinding media and consumables compared to 2008 combined with favorable foreign exchange rates (converting C$ costs to US$ costs). Offsetting the above, the 2009 cash costs were impacted by a two-week planned shutdown at both mines in the third quarter of 2009, which reduced production in the third quarter of 2009.

Depreciation, depletion and amortization expense

        Depreciation, depletion and amortization expense in 2010 was $49.9 million or approximately 15% more than $43.4 million in 2009. The increase in 2010 primarily resulted from higher molybdenum sales from TCM's mines in 2010. This increase was partially offset by the effects of increased mineral reserve estimates established at the TC Mine late in the third quarter of 2009. Product inventory costs include depreciation, depletion, and amortization.

        Depreciation, depletion and amortization expense for the year ended December 31, 2009 was $43.4 million or 9% more than $40.0 million for the year ended December 31, 2008. This increase was primarily due to a draw-down of product inventory from TCM's mines during 2009 and a build-up of product inventory from the mines during 2008, which resulted in higher depreciation and depletion costs in 2009 compared to 2008. Product inventory costs include depreciation, depletion and amortization. The 2009 increase was partially offset by the effects of increased mineral reserve estimates established at the TC Mine late in the third quarter of 2009.

Goodwill impairment

        TCM completed its annual impairment test of goodwill as of October 1, 2010. The goodwill assessment utilized the fair-value approach. The results of this impairment test in 2010 and 2009 did not result in an impairment of goodwill. In 2008, the annual impairment test of goodwill resulted in a goodwill impairment charge of $68.2 million given the sharp decline in molybdenum prices at the end of 2008. The 2008 goodwill impairment charge did not have any impact on TCM's operating cash flows for that year.

General and administrative expense

        General and administrative expense in 2010 was $23.5 million, compared to $25.1 million and $37.9 million in 2009 and 2008, respectively. General and administrative expense in 2010, 2009 and 2008 included $4.1 million, $8.7 million and $13.5 million, respectively, of non-cash stock-based compensation expense. The stock-based compensation for 2010 was lower than 2009 and 2008 due to a lower amount of stock-based awards granted together with a lower Black-Scholes valuation resulting primarily from a significantly lower stock price. The 2009 stock-based compensation also included a non-cash compensation charge of $2.8 million related to a voluntary stock option surrender program, completed in June 2009, which was offered to all holders of stock options with an exercise price of C$16.19 per share and above. Under the terms of the program, options to acquire an aggregate of approximately 2.4 million common shares were voluntarily surrendered for cancellation by 55 holders, effective June 22, 2009. The non-cash compensation charge represented the remaining unamortized stock-based compensation cost for the cancelled options.

        Excluding the effects of stock-based compensation, general and administrative expense is higher in 2010 compared to 2009. The increase in general and administrative expense for 2010 was primarily the result of costs related to first-time SEC proxy filings and higher compensation costs in 2010. General and administrative expense in 2009 was lower than 2008 primarily as a result of lower bonus compensation expense in 2009 compared to 2008, costs incurred in 2008 for the transition of the corporate finance function from Vancouver to Denver, increased public company costs in 2008 related to the first year of Sarbanes-Oxley Act compliance and higher 2008 legal and consulting costs.

Acquisition costs

        Acquisition costs of $12.9 million during 2010 related to investment banking fees, legal and consulting costs associated with the Terrane acquisition.

Exploration expense

        Exploration expense in 2010 was $9.4 million, compared to $6.3 million in 2009. These expenses vary from period to period according to the type of activity being undertaken. The 2010 expenses included $4.7 million of expenditures under the option agreement on the Mount Emmons property, together with exploration drilling expenditures of $1.4 million at the TC Mine, $1.1 million for TCM's share at the Endako Mine, and $1.1 million at Mt. Milligan.

        Exploration expense in 2009 was $6.3 million compared to $8.0 million in 2008. The 2009 expenses included $4.7 million under the option agreement on the Mount Emmons property, and $1.6 million on the Davidson property. The 2008 exploration expenditures included $2.5 million on the Mount Emmons property, and $4.9 million for the feasibility study and permitting work on the Davidson property.

Interest expense

        Interest and finance fees of $0.9 million in 2010 primarily related to approximately $0.6 million of interest expense on equipment loans, the amortization of $0.3 million of deferred debt issuance costs and commitment fees on the unused $290 million revolving credit facility.

        Interest and finance fees of $1.2 million in 2009 primarily represented interest expense on equipment loans, together with commitment fees on an unused $35 million revolving credit facility. Effective February 2, 2010, TCM terminated its $35 million revolving credit facility.

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

Foreign exchange gains and losses

        Foreign exchange gain in 2010 was $7.4 million compared to a foreign exchange loss of $10.9 million in 2009, and a foreign exchange gain of $21.5 million in 2008. During the third quarter of 2010, TCM's Canadian operations repaid an intercompany note due to the pending Terrane acquisition. The result of the settlement of this note was a foreign exchange gain of $4.6 million during the 2010 third quarter. In addition, gains of $2.9 million and $1.9 million, and a loss of $2.7 million on foreign exchange derivative instruments were recognized in 2010, 2009 and 2008, respectively.

        Generally, foreign exchange losses occur when the US$ weakens against the C$ and gains occur when the US$ strengthens against the C$, which are somewhat offset by foreign exchange derivative instruments. The exchange rates as of December 31, 2010 was US$1=C$0.99, compared to US$1=C$1.05 as of December 31, 2009 and US$1=C$1.22 as of December 31, 2008.

        Given TCM's offsetting US$ denominated cash positions in entities with a C$ functional currency, and C$ denominated cash positions in entities with a US$ functional currency, with other variables unchanged, each $0.10 strengthening (weakening) of the US$ against the C$ results in an insignificant impact to net income (loss).

Income and mining taxes

        Income and mining taxes were $20.2 million in 2010, which were $18.2 million higher than income and mining taxes of $2.0 million in 2009 primarily due to a higher level of taxable income in 2010. Income and mining taxes were $124.3 million in 2008 primarily due to the significantly higher level of taxable income in 2008 from higher average realized molybdenum sales prices. The non-cash unrealized losses on the common stock purchase warrants in 2010 and 2009, and the goodwill impairment charge in 2008 did not generate any income tax benefits.

        Income and mining taxes for 2010 benefitted from a net refund of $7.1 million of certain state income taxes related to state tax planning; a realization of alternative minimum tax credits in 2010, which resulted in a $2.9 million reduction of the related valuation allowance (due to a tax election related to the treatment of development costs); and an out-of-period adjustment of $4.5 million due to a difference between the 2009 income tax provision and the 2009 tax return, whereby TCM realized an additional net operating loss carry-back.

        Income and mining taxes for 2009 benefitted from a re-evaluation of US state income tax rates, declining Canadian provincial income tax rates and proportionately higher percentage depletion deduction and foreign tax differences primarily due to lower average realized molybdenum prices.

Operations Review

TC Mine

        The TC Mine and mill are located near Challis, in central Idaho. Mining is conducted by conventional open-pit methods utilizing electric-powered shovels and 200-ton haul trucks. The TC Mine currently controls a block of contiguous mineral claims that includes patented and unpatented mineral claims and mill site claims. The current mill operates with a crusher, SAG mill, ball mill and flotation circuit.

        The table that follows presents a summary of the TC Mine's operating and financial results for the three months ended December 31, 2010 and 2009, and years ended December 31, 2010, 2009, and 2008:

	Three months ended December 31,		Years ended December 31,
(US$ in millions except per pound amounts—Unaudited)	2010	2009	2010	2009	2008
Financial(1)
Molybdenum sales	$97.3	$57.8	$349.2	$217.3	$414.0

Costs and expenses:
Cost of sales
Operating expenses	29.3	29.3	124.3	118.3	135.6
Depreciation, depletion and amortization	6.4	5.2	21.6	23.4	17.1

Total cost of sales	35.7	34.5	145.9	141.7	152.7
Selling and marketing	1.3	0.9	4.5	3.7	5.1
Accretion	0.2	0.2	1.2	1.1	1.4

	37.2	35.6	151.6	146.5	159.2

Revenue less costs and expenses	$60.1	$22.2	$197.6	$70.8	$254.8

Operational Statistics
Mined (000's ore tons)	1,745	1,917	10,343	7,174	11,860
Milled (000's tons)	2,688	2,041	10,128	7,591	10,063
Grade (% molybdenum)	0.160	0.116	0.139	0.131	0.096
Recovery (%)	89.9	90.7	89.9	90.4	87.4
Molybdenum production (000's lb)(3)	7,630	4,300	25,071	17,813	16,765
Cash cost ($/lb produced)(2)	$4.72	$6.43	$5.20	$5.72	$7.75
Molybdenum sold (000's lb)	6,056	4,715	22,284	19,366	13,724
Average realized sales price ($/lb)	$16.07	$12.26	$15.67	$11.22	$30.16

(1)
Since the TC Mine only produces molybdenum sulfide and HPM on site, the financial information presented includes actual sales of molybdenum oxide, HPM and upgraded products, together with allocations of cost of sales from the Langeloth Facility and Thompson Creek USA, including operating expenses, finished goods inventory adjustments, selling and marketing expenses and depreciation, depletion and amortization from the Langeloth Facility.

(2)
The TC Mine cash cost represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging for molybdenum oxide and HPM produced in the period. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation and other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for the TC Mine includes an estimated molybdenum loss (sulfide to oxide), transportation costs, and an allocation of roasting and packaging costs from the Langeloth Facility. See "Non-GAAP Financial Measures" for additional information.

(3)
Mined molybdenum production pounds are molybdenum oxide and HPM.

Molybdenum Production and Cash Costs

        The TC Mine produced 7.6 million pounds of molybdenum in the fourth quarter of 2010 compared to 4.3 million pounds produced in the fourth quarter of 2009 primarily as a result of significantly higher ore grade together with more tons milled. Higher tons milled in 2010 primarily resulted from operating the mill on a full 7 days per week, 24-hour per day schedule, compared to a reduced mill operating schedule in 2009 of ten days on, four days off that commenced in March 2009 through the fourth quarter of 2009.

        In 2010, TC Mine produced a record of 25.1 million pounds of molybdenum compared to 17.8 million pounds in 2009. Higher production in 2010 compared to 2009 primarily resulted from higher tons mined and milled and higher ore grade. Lower production in 2009 also was partly impacted by a planned 2-week shutdown in July, 2009. Higher tons mined and milled in 2010 compared to 2009 was the result of the modified 2009 schedule of ten days on, four days off that commenced in March 2009 and concluded in January 2010, returning to a full 7-day, 24-hour mill operating schedule.

        Production in 2009 of 17.8 million pounds was higher than 2008 production of 16.8 million pounds due to higher ore grade and a higher milling recovery rate in 2009. Higher ore grade and a higher milling recovery rate more than offset lower tons mined and milled, as well as the impact of the 2-week shutdown in July, 2009. The lower tons milled was primarily the result of a planned change in the mill operating schedule (ten days on, four days off) that commenced in March 2009. Effective September 2009, the mill schedule changed to a schedule of eleven days on, three days off and, effective January 1, 2010, the mill operating schedule returned to a full 7-day, 24-hour schedule. For 2008, the mill operated on a full 7-day schedule.

        The non-GAAP financial measure of cash cost per pound produced decreased to $4.72 per pound in the fourth quarter of 2010 from $6.43 per pound in the fourth quarter of 2009. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced. The decrease in the fourth quarter of 2010 cash cost per pound compared to the fourth quarter of 2009 was primarily the result of higher production in 2010 as explained above, slightly offset by higher milling costs related to the full 7-day, 24-hour schedule in 2010 compared to a modified schedule in 2009. The cash costs in the fourth quarter of 2010 included stripping costs of $7.6 million, or $1.00 per pound produced, compared to stripping costs of $7.3 million, or $1.70 per pound produced in the fourth quarter of 2009. Under US GAAP, stripping costs are expensed as incurred.

        The cash cost per pound produced in 2010 decreased 9% to $5.20 per pound compared to $5.72 per pound in 2009 primarily due to higher production in 2010. The cash costs in 2010 included stripping costs of $26.0 million, or $1.04 per pound produced, compared to stripping costs of $26.1 million, or $1.47 per pound produced in 2009. The impact of higher production in 2010 was somewhat offset by higher repairs and maintenance costs, higher fuel costs and higher employee compensation costs. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced.

        The cash cost per pound produced in 2009 decreased 26% to $5.72 per pound compared to $7.75 per pound in 2008. The decline in the 2009 cash cost per pound produced was primarily the result of higher production, together with lower mining costs (due primarily to lower stripping costs, the elimination of contract labor, reductions in workforce, lower fuel costs and lower equipment maintenance costs), lower milling costs (due primarily to lower consumables and reductions in workforce given the planned reduction in the mill operating schedule for most of the year) and lower freight costs. The cash costs in 2009 included stripping costs of $26.1 million, or $1.47 per pound produced, compared to stripping costs of $28.6 million, or $1.71 per pound produced in 2008. These declines in 2009 were partly offset by a planned 2-week shutdown in July, which reduced production and increased cash cost per pound produced during the third quarter of 2009.

Molybdenum sold

        Molybdenum sold from TC Mine material in the fourth quarter of 2010 was 6.1 million pounds at an average realized sales price of $16.07 per pound compared to 4.7 million pounds sold at an average realized sales price of $12.26 per pound in the fourth quarter of 2009. The higher sales volume and average realized sales price in the fourth quarter of 2010 was primarily due to higher market demand for molybdenum compared to the fourth quarter of 2009. During the fourth quarter of 2010, sales included deliveries against certain forward sales contracts related to Phase 6 production of approximately 0.3 million pounds at an average realized sales price of $10.92 per pound compared to approximately 0.6 million pounds at an average realized sales price of $9.15 per pound in the third quarter of 2009.

        For 2010, TC Mine sold 22.3 million pounds of molybdenum at an average realized sales price of $15.67 per pound, compared to 19.4 million pounds at an average realized sales price of $11.22 per pound in 2009. Higher sales volume and average realized sales prices resulted from higher market demand for molybdenum. During 2010, sales included deliveries against certain forward sales contracts related to Phase 6 production of approximately 1.5 million pounds at an average realized sales price of $10.53 per pound compared to approximately 1.9 million pounds at an average realized sales price of $8.42 per pound for 2009.

        In 2009, TC Mine sold 19.4 million pounds of molybdenum compared to 13.7 million pounds sold in 2008. The increase in sales volumes in 2009 was primarily due to higher production and a drawdown of inventory. During 2009, approximately 1.9 million pounds at an average realized sales price of $8.42 per pound were sold against certain forward sales contracts related to Phase 6 production, compared to approximately 1.8 million pounds at an average realized sales price of $17.63 per pound in 2008. The remaining decrease in the average realized sales price of $11.22 per pound for 2009 compared to $30.16 per pound for 2008 was the result of overall economic conditions and a decrease in the demand and sales price for molybdenum.

Costs and expenses

        Operating expenses in the fourth quarter of 2010 were $29.3 million, unchanged from $29.3 million in the fourth quarter of 2009, primarily due to an out-of-period non-cash adjustment of $3.3 million related to TCM's deferred compensation plan. Management does not believe that this adjustment is material to any of the periods affected or presented.

        For the year ended December 31, 2010, operating expenses were $124.3 million compared to $118.3 million for the year ended December 31, 2009. The increase in operating expenses in 2010 compared to 2009 was primarily related to higher labor and contract labor costs, increased consumables and power and higher fuel costs as a result of the ramp up of operations from the curtailment in 2009. These increases were somewhat offset by lower tire costs in 2010 and the out-of-period non-cash adjustment of $3.3 million related to its deferred compensation plan.

        For 2009, operating expenses were $118.3 million compared to $135.6 million in 2008. The decrease in operating expenses in 2009 compared to 2008 primarily related to lower mining, milling, freight and stripping costs as a result of a curtailed operating schedule in 2009.

        Depreciation, depletion and amortization expense in the fourth quarter of 2010 was $6.4 million compared to $5.2 million in the fourth quarter of 2009. The increase in 2010 was primarily due to the impact of higher sales volume in 2010. Depreciation, depletion and amortization expense for the year ended December 31, 2010 was $21.6 million compared to $23.4 million in 2009. Higher sales volume in

2010 was more than offset by the effects of increased mineral reserve estimates established at the TC Mine late in the third quarter of 2009. Product inventory costs include depreciation, depletion and amortization.

        Depreciation, depletion and amortization expense for 2009 was $23.4 million compared to $17.1 million for 2008. The increase in 2009 was primarily due to a draw-down of product inventory from the TC Mine during 2009, and a build-up of product inventory during 2008, which resulted in higher depreciation and depletion costs in 2009 and lower depreciation and depletion costs in 2008.

Endako Mine

        TCM has a 75% interest in the Endako open-pit mine, mill and roaster, which is located near Fraser Lake, British Columbia. Mining is conducted by conventional open-pit methods utilizing electric-powered shovels and 190-ton to 240-ton haul trucks. The property is currently comprised of a contiguous group of mineral tenures containing claims and leases. In addition, surface rights are held on a portion of the mine site area. The current mill operates with a crusher, rod and ball mill, and flotation circuit.

        The table that follows presents a summary of TCM's 75% share of the Endako Mine's operating and financial results for the three months ended December 31, 2010 and 2009, and years ended December 31, 2010, 2009, and 2008:

	Three months ended December 31,		Years ended December 31,
(US$ in millions except per pound amounts—Unaudited)	2010	2009	2010	2009	2008
Financial
Molybdenum sales	$24.0	$27.0	$105.6	$91.2	$234.2

Costs and expenses:
Cost of sales
Operating expenses	14.2	12.9	59.9	47.3	65.0
Depreciation, depletion and amortization	6.7	5.3	22.1	16.7	16.6

Total cost of sales	20.9	18.2	82.0	64.0	81.6
Selling and marketing	0.5	0.6	2.0	1.9	3.2
Accretion	0.1	0.1	0.3	0.3	0.4

	21.5	18.9	84.3	66.2	85.2

Revenue less costs and expenses	$2.5	$8.1	$21.3	$25.0	$149.0

Operational Statistics
Mined (000's ore tons)	2,353	2,154	10,342	8,226	11,039
Milled (000's tons)	1,810	2,160	8,413	8,068	8,902
Grade (% molybdenum)	0.063	0.058	0.060	0.059	0.070
Recovery (%)	73.7	78.4	74.5	78.4	77.7
Molybdenum production (000's lb)(1)	1,686	1,968	7,506	7,447	9,280
Cash cost ($/lb produced)(2)	$10.65	$7.00	$8.89	$6.13	$7.15
Molybdenum sold (000's lb)	1,518	2,174	6,788	8,023	8,625
Average realized sales price ($/lb)	$15.83	$12.46	$15.56	$11.37	$27.15

(1)
Mined molybdenum production pounds are molybdenum oxide.

(2)
The Endako Mine cash cost represents the mining, milling, mine site administration, roasting and packaging for molybdenum oxide produced in the period. Cash cost excludes: the effect of purchase price adjustments, effects of changes in inventory, stock-based compensation and depreciation, depletion, amortization and accretion. See "Non-GAAP Financial Measures" for additional information.

Molybdenum Production and Cash Costs

        TCM's 75% share of molybdenum production at the Endako Mine decreased in the fourth quarter of 2010 to 1.7 million pounds from 2.0 million pounds produced in the fourth quarter of 2009. This decrease primarily resulted from lower tons milled and a lower mill recovery rate in the fourth quarter of 2010 compared to the fourth quarter of 2009, which resulted from more complex metallurgy in the pit areas that were mined during the period, partly offset by higher ore grade in the fourth quarter of 2010 compared to the fourth quarter of 2009.

        For 2010, TCM's 75% share of molybdenum production at the Endako Mine increased slightly to 7.5 million pounds compared to 7.4 million pounds produced in 2009. The slight increase in production in 2010 was primarily due to higher ore tons mined and milled, which was substantially offset by a lower mill recovery rate, which resulted from more complex metallurgy in the pit areas that were mined during 2010. For the first half of 2009, the mine and mill were operating at 80% of capacity as planned due to depressed economic conditions. Additionally, 2009 production was reduced due to a planned 2-week shutdown in July 2009.

        TCM's 75% share of molybdenum production at the Endako Mine in 2009 decreased to 7.4 million pounds compared to 9.3 million pounds produced in 2008. The production decrease was primarily the result of lower tons milled and a lower ore grade. For the first half of 2009, the mine and mill were operating at 80% of capacity as planned due to depressed economic conditions. Additionally, 2009 production was reduced due to a planned 2-week shutdown in July 2009.

        The non-GAAP financial measure of cash cost per pound produced increased to $10.65 per pound in the fourth quarter of 2010 from $7.00 per pound in the fourth quarter of 2009. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced. Cash cost per pound in the fourth quarter of 2010 was impacted by lower production, as explained above, as well as higher costs associated with a one-week shutdown of the mill as a result of an electrical fire. For 2010, the cash cost per pound produced increased to $8.89 per pound compared to $6.13 per pound in 2009. The increase in cash cost per pound produced in 2010 was primarily the result of higher mining and milling costs due to a breakdown of the in-pit conveyor system, which resulted in higher truck haulage costs, and higher repairs and maintenance costs in the mill, as well as training costs in preparation for the new mill. In addition, costs were impacted by unfavorable foreign exchange rates converting C$ costs to US$ costs. The foreign exchange rate averaged US$1 = C$1.03 in 2010 compared to an average rate of US$1 = C$1.14 in 2009. A $0.01 change in the Canadian foreign exchange rate results in a change in the cash cost per pound produced of approximately $0.10 per pound.

        Cash cost per pound produced in 2009 of $6.13 per pound was 14% lower than cash cost per pound produced of $7.15 per pound in 2008, primarily due to planned cost reduction measures, including the reduction of contract labor and reductions in workforce, lower milling costs (due primarily to lower consumable costs and lower repairs and maintenance costs) and lower mining costs (primarily due to decreased fuel and consumption costs). Additionally, the cash cost per pound produced in 2009 was further reduced as a result of favorable foreign exchange rates converting C$ costs to US$ costs. These 2009 cost declines were somewhat offset by increased costs related to the start-up of the in-pit crusher and conveyor system and a planned 2-week shutdown in July 2009, which reduced production and increased cash cost per pound produced in the third quarter of 2009.

Molybdenum sold

        TCM's share of molybdenum sold from the Endako Mine in the fourth quarter of 2010 was 1.5 million pounds at an average realized sales price of $15.83 per pound compared to 2.2 million pounds sold at an average realized sales price of $12.46 per pound in the fourth quarter of 2009. For the year ended December 31, 2010, TCM's share of molybdenum sold from the Endako Mine was 6.8 million pounds at an average realized sales price of $15.56 per pound compared to 8.0 million pounds sold at an average realized sales price of $11.37 per pound for 2009. The decrease in the molybdenum pounds sold in the fourth quarter of 2010 compared to the fourth quarter of 2009 was primarily due to lower production as explained above. The decrease in pounds sold for the year ended December 31, 2010 resulted in a build-up of inventory compared to a drawdown of product inventory in 2009. The increase in average realized sales prices during the fourth quarter of 2010 and the year ended December 31, 2010 was primarily due to higher sales demand as compared to the same periods in 2009.

        For 2009, TCM's share of molybdenum sold from the Endako Mine was 8.0 million pounds at an average realized sales price of $11.37 per pound compared to 8.6 million pounds at an average realized sales price of $27.15 per pound in 2008. The decline in the molybdenum pounds sold in 2009 compared to 2008 was primarily the result of reduced production. The decrease in the average realized sales price in 2009 compared to 2008 was the result of a decrease in the demand and sales price of molybdenum for most of 2009.

Costs and expenses

        TCM's share of operating expenses in the fourth quarter of 2010 was $14.2 million compared to $12.9 million during the fourth quarter of 2009. For the year ended December 31, 2010, TCM's share of operating expenses was $59.9 million compared to $47.3 million for the year ended December 31, 2009. For 2010, operating expenses were impacted by higher mining and milling costs, product inventory movements and unfavorable foreign exchange rate movements, as discussed above. The fourth quarter of 2009 included certain cost reduction measures given the economic recession in 2009, which reduced mining and milling costs.

        TCM's share of operating expenses in 2009 was $47.3 million, which was 27% lower than $65.0 million in 2008. The decrease in 2009 compared to 2008 was primarily the result of planned cost reduction measures, which reduced mining and milling costs during 2009 compared to 2008.

        Depreciation, depletion and amortization expense in the fourth quarter of 2010 and the year ended December 31, 2010 was $6.7 million and $22.1 million, compared to $5.3 million and $16.7 million for the same periods in 2009, respectively. The increase in 2010 was primarily due to depreciation, depletion and amortization on capital expenditures incurred during 2010 and unfavorable foreign exchange rate movements during 2010 compared to 2009. For 2008, depreciation, depletion and amortization expense was $16.6 million, which was slightly lower than 2009 due to product inventory and foreign exchange movements. Product inventory costs include depreciation, depletion and amortization.

Mill expansion project

        In the third quarter of 2009, TCM's Board of Directors approved the resumption of the mill expansion project at the Endako Mine, which was postponed in late 2008. The mill expansion project at the Endako Mine includes the construction of a new, more modern mill, which will replace the existing 45-year-old mill and increase ore-processing capacity from the existing 31,000 tons per day to 55,000 tons per day.

        The mill expansion project at the Endako Mine was originally announced in March 2008, after the completion of a feasibility study in December 2007. The project was halted in December 2008 due to economic uncertainty, although TCM proceeded with the purchase and storage of long lead time processing equipment.

        As previously announced, the total estimated capital cost of the mill expansion project at the Endako Mine was C$498 million, with TCM's 75% share of the total at C$374 million. Given unfavorable exchange rates, delays in engineering, the need for additional material as a result of new engineering work, and higher material and labor costs, the estimated capital cost for the mill expansion has been increased to C$546 million, or an approximate 10% increase. In addition, it is currently estimated that an additional C$4.0 million of commissioning and start-up costs and allocated corporate expenses are expected to be incurred for the mill expansion, which will increase the total estimated capital cost to C$550 million, with TCM's 75% share of the total at approximately C$412.5 million.

        From inception of this project through December 31, 2010, TCM's 75% share of capital expenditures for the mill expansion project totaled approximately $214 million. Assuming an exchange rate of US$1 = C$1.00, approximately $242 million (of which $181 million is TCM's share) is expected to be spent in 2011. Commercial production of molybdenum concentrate from the new mill is expected in late 2011.

        In May 2010, TCM received notification of a petition filed by the Stellat'en First Nation in the Supreme Court of British Columbia claiming that the British Columbia Ministry of Energy, Mines and Petroleum Resources has not fulfilled its duty to consult with or accommodate Stellat'en's asserted aboriginal rights and title interests in relation to the mill expansion project at the Endako Mine. The petition names TCM, a 75% owner of the Endako Mine, as one of the parties involved but does not cite TCM in any of its claims regarding the lack of consultation. The Government of British Columbia and TCM have filed materials in response to the petition, and the matter is scheduled for hearing in March 2011. TCM is satisfied with the efforts to date to consult and engage with the Stellat'en First Nation and other First Nations regarding the expansion project and continues to work with the Government of British Columbia towards building positive relationships with First Nations regarding the Endako Mine and the expansion project. If a court determines that the Government of British Columbia failed to adequately consult First Nations, permits and amendments to permits may be delayed or declared invalid, which may have a material adverse effect on the future operating plans for the Endako Mine once the mill expansion is completed. There can be no assurance that this legal proceeding will be resolved in a manner favorable to TCM.

Union Activities

        In July 2010, a union certification vote was confirmed for the Endako Mine to be represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union. On July 22, 2010, the British Columbia Labour Relations Board certified the union to represent the employees in the mine, milling and maintenance departments. The Endako Mine is currently negotiating a labor agreement with the union. It is not currently known what effect, if any, this will have on the Endako Mine.

Langeloth Facility

        TCM operates the Langeloth Facility located near Pittsburgh, Pennsylvania. Operations at the Langeloth Facility include roasting of molybdenum sulfide concentrate into molybdenum oxide, upgrading molybdenum oxide to pure sublimed oxide, oxide briquettes, ferromolybdenum, as well as the roasting of other metal products. The Langeloth Facility also processes molybdenum and certain other metals for third parties on a tolling, or cost-per-unit-processed basis.

        Concentrate produced by the TC Mine provides a substantial portion of the feed source for the operations at the Langeloth Facility. Occasionally, concentrate produced by the Endako Mine also provides a feed source for the operations at the Langeloth Facility. In addition, molybdenum product is also tolled for third parties or purchased from third parties for processing at the Langeloth Facility. The tolling is performed and purchases are made to improve operating efficiency at the Langeloth Facility.

        Operating results for the Langeloth Facility represent activities related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility and excludes product volumes and costs related to the roasting and processing of TC Mine and Endako Mine concentrate. Langeloth Facility costs associated with roasting and processing of TC Mine and Endako Mine concentrate are included in their respective operating results.

        The following is a summary of the Langeloth Facility's operating results for the three months ended December 31, 2010 and 2009, and years ended December 31, 2010, 2009, and 2008:

	Three months ended December 31,		Years ended December 31,
(Unaudited)	2010	2009	2010	2009	2008
Operational Statistics
Molybdenum sold from purchased product (000's lb)	1,896	1,464	7,855	4,683	10,681
Realized price on molybdenum sold from purchased product ($/lb)	$16.14	$12.59	$15.75	$11.40	$32.21
Toll roasted molybdenum processed (000's lb)	1,798	944	5,703	3,841	5,262
Roasted metal products processed (000's lb)	4,742	6,224	18,334	10,030	23,170

        In the fourth quarter of 2010, 1.9 million pounds of molybdenum processed from purchased concentrate were sold, up 30% from 1.5 million pounds sold in the same quarter in 2009. For 2010, 7.9 million pounds of molybdenum processed from purchased concentrate were sold, up 68% compared to 4.7 million pounds in 2009 and down 56% compared to 10.7 million pounds in 2008. Third-party concentrate purchases and sales volumes declined in 2009 compared to other periods, primarily due to lower sales demand in 2009. Lower production at the TC Mine during the fourth quarter of 2007 resulted in less product being available for sale during the first quarter of 2008. In order to meet 2008 sales demand, additional third-party concentrate purchases and sales were made in the first quarter of 2008. Realized sales prices averaged $16.14 per pound in the fourth quarter of 2010, increasing $3.55 per pound from $12.59 per pound in the fourth quarter of 2009. For the year ended December 31, 2010, the average realized sales price was $15.75 per pound compared to $11.40 per pound in 2009 and $32.21 per pound in 2008.

        The volume of toll roasted molybdenum processed for the fourth quarter of 2010 and the year ended December 31, 2010 was up 0.9 million pounds and 1.9 million pounds, respectively, from the fourth quarter of 2009 and the year ended December 31, 2009. The 2009 volume of toll roasted molybdenum processed was down 1.4 million pounds compared to 2008 as a result of the economic downturn that started in the second half of 2008 and the corresponding decrease in commodity prices.

        On April 6, 2010, a labor agreement was executed with the union at TCM's Langeloth Facility for the period from March 11, 2010 to March 11, 2013.

Mount Milligan Project

        During the fourth quarter of 2010 and the year ended December 31, 2010, TCM incurred $15.4 million of capital expenditures and $1.1 million of exploration expenditures on the Mt. Milligan project. Capital expenditures were primarily related to start-up construction activities and engineering design costs for the plant site earthworks and the tailings storage facility. As noted previously, TCM is currently conducting a detailed review of the Mt. Milligan project, including a review of the engineering and design of the equipment and facilities and the amount of capital expenditures required to construct and develop the project (which was originally estimated by Terrane to be C$915 million). This review is expected to be completed by the end of the second quarter of 2011.

Liquidity and Capital Resources

        At December 31, 2010, TCM had cash, cash equivalents and short-term investments of $316.0 million compared to cash, cash equivalents, and short-term investments of $511.5 million at December 31, 2009. The decrease in cash, cash equivalents and short-term investments primarily resulted from capital expenditures on the mill expansion project at the Endako Mine and the Terrane cash acquisition costs. TCM monitors its positions with, and the credit quality of, the financial institutions in which it invests its cash, cash equivalents and short-term investments. TCM's investment policy limits investments to government-backed financial instruments, other than balances maintained in various bank operating accounts. As of the date of this Annual Report on Form 10-K, TCM had no investments with a maturity of over ninety days due to the capital expenditure requirements of Mt. Milligan and the mill expansion at Endako.

        TCM manages its credit risk from its accounts receivable through established credit monitoring activities. As of the date of this Annual Report on Form 10-K, TCM has not experienced any material delinquencies regarding the collection of its accounts receivable. However, this is an area that TCM continues to monitor closely given the current economic environment.

Operating Cash Flows

        Cash generated by operating activities in 2010 was $157.4 million compared to $105.9 million in 2009. This increase in cash flow from operations was primarily the result of increased operating income resulting from higher molybdenum sales volumes and prices in 2010 compared to 2009, partly offset by working capital changes mainly related to higher inventory and accounts receivable balances.

        Cash generated by operating activities in 2009 of $105.9 million was $283.1 million lower than $389.0 million generated in 2008. This decline in cash flow from operations was primarily the result of lower average realized sales prices in 2009 compared to 2008, together with working capital changes mainly related to accounts receivable, inventory and accounts payable.

Investing Activities

        Cash used in investing activities in 2010 was $242.6 million compared to $412.6 million used in 2009. During 2010, TCM received $355.2 million from maturities of short-term investments, which provided a significant portion of the $383.4 million net cash outlay for the acquisition of Terrane. Additionally, 2010 investing activities included $213.7 million of property, plant, and equipment expenditures. These 2010 capital expenditures excluded $32.5 million of accrued costs at December 31, 2010. Including the accrued costs for 2010, the capital costs incurred were $246.2 million, including $149.9 million for TCM's 75% share of the mill expansion project at the Endako Mine, $50.3 million for the TC Mine, $9.1 million for the Langeloth Facility, $16.8 million for the Endako Mine, $15.4 million for Mt. Milligan, and $4.7 million for corporate activities.

        In 2009, TCM made short-term investments of $341.3 million together with $66.1 million of plant, property and equipment expenditures. These short-term investments consisted of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days. The increase in property, plant, and equipment expenditures in 2010 compared to 2009 was primarily due to the mill expansion project at the Endako Mine together with the purchase of additional mining equipment at both the TC Mine and Endako Mine.

        Cash used in investing activities in 2009 was $412.6 million compared to $206.5 million in 2008. During 2009, TCM made short-term investments of $341.3 million that consisted of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days. During 2008, there were no comparable short-term investments. Additionally, in January 2008, a $100.0 million payment was made to the former shareholder of Thompson Creek USA. This payment was in settlement of an acquisition price adjustment, which became payable based on the average market price of molybdenum in 2007. Additionally, the increased property, plant and equipment expenditures in 2008 of $101.3 million compared to $66.1 million in 2009 were primarily due to the mill expansion project at the Endako Mine. Given the recession at the end of 2008 and first half of 2009, the mill expansion at the Endako Mine was temporarily postponed due to economic uncertainty. In the third quarter of 2009, TCM's Board of Directors approved the resumption of the mill expansion project at the Endako Mine.

Financing Activities

        TCM received $226.5 million of proceeds from the Gold Stream Transaction upon closing of the acquisition of Terrane together with $9.1 million of net proceeds from equipment financings and $7.6 million of net proceeds from the exercise of stock options, which were somewhat offset by $7.2 million of debt issuance costs for the $290.0 million revolving credit facility that was closed in the fourth quarter of 2010.

        In 2009, TCM received net proceeds of $194.6 million related to the issuance of 15.5 million shares and $11.4 million related to stock option exercises, which more than offset scheduled principal payments on equipment loans of $5.3 million.

        During 2008, TCM received net proceeds of $218.1 million on the issuance of 10.9 million common shares, $5.8 million of proceeds related to stock option exercises and $36.5 million of proceeds under its credit facility, which was more than offset by $262.1 million in principal payments on its long-term debt obligations, including $236.2 million to fully retire borrowings on the first lien facility, $22.5 million to retire amounts outstanding on its credit facility and $3.4 million in principal payments on equipment loans. In 2008, TCM also repurchased 2.8 million common shares for cancellation under a normal course issuer bid at an average price of C$7.41 per share, for a total of $19.2 million.

        During the fourth quarter of 2010, TCM entered into a senior secured revolving credit agreement (the "Credit Agreement"). The Credit Agreement provides for the four-year revolving Credit Facility in the original amount of $290.0 million and permits TCM to increase the size of the Credit Facility to $300.0 million at any time. Up to $100.0 million of the Credit Facility is available for letters of credit, and up to $30.0 million is available for swingline loans. The Credit Facility will be available for borrowings by TCM in US$ and C$. The Credit Facility will terminate and all amounts outstanding will be due and payable on December 10, 2014. TCM can prepay amounts outstanding under the Credit Facility at any time, and the Credit Facility can be voluntarily terminated at any time prior to the December 10, 2014 maturity date without premium or penalty. TCM is required to pay interest on the amounts borrowed under the Credit Facility and a commitment fee on the actual daily unused amount of commitments under the Credit Facility, in each case at rates determinable based on TCM's consolidated leverage ratio, as defined in the Credit Agreement. Borrowings under the Credit Facility will be used for general corporate purposes, including capital expenditures relating to the mill expansion project at the Endako Mine and the Mt. Milligan copper-gold mine construction project.

Liquidity and Capital Resources Summary

        TCM continues to believe that its liquidity and capital resources are well positioned at December 31, 2010 as well as for the next twelve months, with working capital of $435.0 million, including $316.0 million of cash and cash equivalents, $73.3 million of receivables, and $22.0 million of debt related to equipment financings. TCM intends to fund the remaining mill expansion costs at the Endako Mine and the Mt. Milligan construction costs from a combination of (i) existing working capital, (ii) approximately $85.0 million of remaining proceeds from the Gold Stream Transaction over the Mt. Milligan construction period, (iii) $289.0 million of unused capacity under the Credit Facility, (iv) additional equipment financings up to $150.0 million, (v) internal cash generation, and (vi) potential warrant proceeds, including TCM's existing warrants due in 2011 (potential net proceeds of C$220.0 million), as well as the Terrane warrants due in 2011 and 2012 that will remain outstanding (potential net proceeds of approximately C$26.4 million).

        In addition, TCM has an effective shelf registration statement on file with the SEC. TCM may offer equity and debt securities pursuant to this registration statement from time to time. There can be no assurance that such issuance of securities or other financing activity will be available to TCM on acceptable terms or at all.

Contractual Obligations

        Below is a tabular disclosure of contractual obligations as of December 31, 2010.

	Payments Due by Period
(amounts in millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Debt(1)	$22.0	$5.4	$16.6	$—	$—
Operating leases	1.9	0.8	1.1	—	—
Asset retirement obligations(2)	88.4	0.2	0.9	0.5	86.8
Purchase obligations(3)	138.1	104.4	33.7	—	—
Gold Stream arrangement	226.5	—	—	—	226.5
Other(4)	16.0	0.2	15.8	—	—

	$492.9	$111.0	$68.1	$0.5	$313.3

(1)
Amounts represent principal payments on fixed rate equipment loans. Interest expense has not been included. See Note 10 to the Consolidated Financial Statements for more information.

(2)
Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, TCM is required to close its operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding asset retirement obligations, see Note 12 to the Consolidated Financial Statements.

(3)
Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent purchase commitments for the mill expansion project at the Endako Mine, as well as the Mt. Milligan project. See Note 16 to the Consolidated Financial Statements for more information.

(4)
Other contractual obligations include labor and service contracts. See Note 13 to the Consolidated Financial Statements for more information. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 8 to the Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements

        TCM has the following off-balance sheet arrangements: operating leases and purchase obligations (as disclosed in the above table).

        On December 9, 2009, TCM entered into a credit support agreement with British Columbia Hydro and Power Authority ("BC Hydro") related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro's estimated out-of-pocket costs for work on the expansion project, estimated at C$16.5 million. Subsequent to the commissioning of the new mill and subject to annual measurements of incremental revenues following the mill's commissioning, some or all of this financial assurance may, thereafter, be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The new mill facility is currently scheduled for completion in late 2011. The amount of the guarantee as of December 31, 2010 was C$16.5 million. As part of the financial guarantee, TCM provided a surety bond to BC Hydro for C$11.2 million for additional financial assurance. The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility, as discussed above. At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

        As of the date of this Annual Report on Form 10-K, TCM has committed to purchase approximately 7.7 million pounds of molybdenum sulfide concentrate in 2011 to be priced at a discount to the market price of molybdenum oxide at the time of purchase, and TCM has committed to sell approximately 1.1 million pounds at an average market price of $18.64 per pound.

Non-GAAP Financial Measures

        In addition to the audited consolidated financial statements presented in accordance with US GAAP, TCM uses certain non-GAAP financial measures of its financial performance for the reasons described further below. The presentation of these measures is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with US GAAP, and the presentation of these measures may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with the results of operations as determined in accordance with US GAAP.

Adjusted Net Income (Loss), Adjusted Net Income (Loss) Per Share—Basic and Diluted

        Adjusted net income (loss) and adjusted net income (loss) per share—basic and diluted are referred to in Item 6 of this annual report as well as in this MD&A. These are considered key measures by management in evaluating TCM's performance. These measures do not have standard meanings prescribed by US GAAP and may not be comparable to similar measures presented by other companies. Management uses these measures in evaluating its performance, and therefore believes these measures provide useful supplemental information to investors in order that they may evaluate TCM's financial performance using the same measures as management.

        Adjusted net income (loss) represents the net income (loss) prepared in accordance with US GAAP, adjusted for significant non-cash items. For 2010 and 2009, the significant non-cash items were the non-cash gains (losses) on the fair value adjustment related to TCM's outstanding common stock purchase warrants. For 2008, the significant non-cash item was the non-cash goodwill impairment.

        On January 1, 2009, TCM was required to adopt the guidance issued by the Emerging Issues Task Force ("EITF") that common stock purchase warrants with a strike price denominated in a currency other than the entity's reporting currency are not considered linked to equity and therefore are to be accounted for as derivatives. As a result of adopting this guidance, TCM's outstanding common stock purchase warrants ("Warrants") are accounted for as derivatives beginning January 1, 2009. TCM recorded a cumulative adjustment to retained earnings upon adoption, and subsequent changes to the fair value of the outstanding Warrants were recorded to the statements of operations at each quarter-end. The warrant holders' right to exercise these Warrants expires in October 2011. In addition, pursuant to the Arrangement, 63.2 million of outstanding Terrane Warrants remained outstanding as of October 20, 2010, of which 45.4 million expire on April 16, 2011, and 17.8 million expire on June 21, 2012.

        Other than the consideration pursuant to the Arrangement related to the Terrane Warrants, a cash payment will never be required by TCM at the settlement of the Warrants and Terrane Warrants, therefore, management does not consider gains or losses on the Warrants and Terrane Warrants in its evaluation of TCM's financial performance.

        In the fourth quarter of 2008, the annual impairment test of goodwill resulted in a non-cash goodwill impairment charge of $68.2 million, given the sharp decline in molybdenum prices at the end of 2008. Since the 2008 goodwill impairment charge did not have any impact on TCM's operating cash flows for the fourth quarter of 2008 or the year ended December 31, 2008, management does not consider the non-cash goodwill write-down in its evaluation of TCM's financial performance. In addition, management believes the presentation of this non-GAAP financial measure is useful for period-to-period comparisons since (1) the goodwill impairment is not reflective of historical or future operating performance, and (2) the prior period and future period statements of operations do not reflect any goodwill impairments.

        Adjusted net income (loss) per share (basic and diluted) is calculated using adjusted earnings as defined above divided by the weighted average basic and weighted average diluted shares outstanding during the period as determined in accordance with US GAAP.

        The following tables reconcile net income (loss) presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per share—basic and diluted for the years ended December 31, 2010, 2009 and 2008 and for all of the four quarters in 2010 and 2009.

For the year ended December 31, 2010 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$113.7	144,729	$0.79	152,462	$0.75
Add (Deduct):
Unrealized (gain) loss on common stock warrants	49.6	144,729	0.34	152,462	0.33

Non-GAAP measures	$163.3	144,729	$1.13	152,462	$1.07

For the three months ended December 31, 2010 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$(45.0)	159,533	$(0.28)	159,533	$(0.28)
Add (Deduct):
Unrealized (gain) loss on common stock warrants	79.4	159,533	0.50	168,515	0.47

Non-GAAP measures	$34.4	159,533	$0.22	168,515	$0.20

For the three months ended September 30, 2010 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$31.1	139,800	$0.22	142,869	$0.22
Add (Deduct):
Unrealized (gain) loss on common stock warrants	20.5	139,800	0.15	142,869	0.14

Non-GAAP measures	$51.6	139,800	$0.37	142,869	$0.36

For the three months ended June 30, 2010 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$126.5	139,791	$0.90	145,440	$0.87
Add (Deduct):
Unrealized (gain) loss on common stock warrants	(74.8)	139,791	(0.54)	145,440	(0.51)

Non-GAAP measures	$51.7	139,791	$0.37	145,440	$0.36

For the three months ended March 31, 2010 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$1.1	139,629	$0.01	149,329	$0.01
Add (Deduct):
Unrealized (gain) loss on common stock warrants	24.5	139,629	0.17	149,329	0.16

Non-GAAP measures	$25.6	139,629	$0.18	149,329	$0.17

For the year ended December 31, 2009 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$(56.0)	127,521	$(0.44)	127,521	$(0.44)
Add :
Unrealized (gain) loss on common stock warrants	93.4	127,521	0.73	130,702	0.72

Non-GAAP measures	$37.4	127,521	$0.29	130,702	$0.29

For the three months ended December 31, 2009 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$26.0	139,359	$0.19	146,916	$0.18
Add (Deduct):
Unrealized (gain) loss on common stock warrants	(5.6)	139,359	(0.04)	146,916	(0.04)

Non-GAAP measures	$20.4	139,359	$0.15	146,916	$0.14

For the three months ended September 30, 2009 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$(1.4)	125,850	$(0.01)	125,850	$(0.01)
Add (Deduct):
Unrealized (gain) loss on common stock warrants	15.7	125,850	0.12	136,159	0.12

Non-GAAP measures	$14.3	125,850	$0.11	136,159	$0.11

For the three months ended June 30, 2009 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$(89.3)	122,451	$(0.73)	122,451	$(0.73)
Add (Deduct):
Unrealized (gain) loss on common stock warrants	83.0	122,451	0.68	122,451	0.68

Non-GAAP measures	$(6.3)	122,451	$(0.05)	122,451	$(0.05)

For the three months ended March 31, 2009 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$8.7	122,253	$0.07	122,330	$0.07
Add (Deduct):
Unrealized (gain) loss on common stock warrants	0.3	122,253	—	122,330	—

Non-GAAP measures	$9.0	122,253	$0.07	122,330	$0.07

For the year ended December 31, 2008 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
US GAAP measures	$173.1	119,524	$1.45	131,754	$1.31
Add :
Non-cash goodwill impairment	68.2	119,524	0.57	131,754	0.52

Non-GAAP measures	$241.3	119,524	$2.02	131,754	$1.83

Cash Cost per Pound Produced and Average Realized Price per Pound Sold

        Cash cost per pound produced, weighted average cash cost per pound produced and average realized sales price per pound sold are considered key measures in evaluating TCM's operating performance. Cash cost per pound produced, weighted average cash cost per pound produced and average realized sales price per pound sold are not measures of financial performance, nor do they have a standardized meaning prescribed by US GAAP and may not be comparable to similar measures presented by other companies. TCM's management believes these non-GAAP measures provide useful supplemental information to investors in order that they may evaluate TCM's performance using the same measures as management and, as a result, the investor is afforded greater transparency in assessing the financial performance of TCM.

        Cash cost per pound produced represents the mining, milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced at each mine in the period. Such costs include stripping costs. Stripping costs represent the costs associated with the activity of removing overburden and other mine waste materials in the production phase of a mining operation. Stripping costs that provide access to mineral reserves that will be produced in future periods are expensed under US GAAP as incurred. Cash cost per pound produced excludes the effects of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. Cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), transportation costs, and an allocation of roasting and packaging costs from the Langeloth Facility. The weighted average cash cost per pound produced represents the cumulative total of the cash costs for the TC Mine and the Endako Mine divided by the cumulative total production from the TC Mine and the Endako Mine.

        The average realized sales price per pound sold represents molybdenum sales revenue divided by the pounds sold.

        The following tables provide a reconciliation of cash costs and cash cost per pound produced by mine and operating expenses included in TCM's consolidated statements of operations in the determination of net income (loss):

Three Month Period ended December 31 (US$ in millions except per pound amounts—Unaudited)

	Three months ended December 31, 2010			Three months ended December 31, 2009
	Operating Expenses (in millions)	Pounds Produced(1) (000's lbs)	$/lb	Operating Expenses (in millions)	Pounds Produced(1) (000's lbs)	$/lb
TC Mine
Cash costs—Non-GAAP(2)	$36.0	7,630	$4.72	$27.6	4,300	$6.43
Add/(Deduct):
Stock-based compensation	0.2			1.1
Inventory and other adjustments	(6.9)			0.6

GAAP operating expenses	$29.3			$29.3

Endako Mine
Cash costs—Non-GAAP(2)	$18.0	1,686	$10.65	$13.8	1,968	$7.00
Add/(Deduct):
Stock-based compensation	0.2			0.4
Inventory and other adjustments	(4.0)			(1.3)

GAAP operating expenses	$14.2			$12.9

Other operations GAAP operating expenses(3)	$32.1			$25.9

GAAP consolidated operating expenses	$75.6			$68.1

Weighted-average cash cost—Non-GAAP	$54.1	9,316	$5.81	$41.4	6,268	$6.61

(1)
Mined production pounds are molybdenum oxide and HPM from TCM's share of the production from the mines; excludes molybdenum processed from purchased product.

(2)
Cash costs represent the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced in the period. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs from the TC Mine to the Langeloth Facility.

(3)
Other operations represent activities related to the roasting, processing and upgrading of third-party concentrate and other metals at the Langeloth Facility and exclude product volumes and costs related to the roasting and processing of TC Mine and Endako Mine concentrate. The Langeloth Facility costs associated with roasting and processing of TC Mine and Endako Mine concentrate are included in their respective operating results above.

Year ended December 31, 2010 (US$ in millions except per pound amounts—Unaudited)

	Operating Expenses (in millions)	Pounds Produced(1) (000's lbs)	$/lb
TC Mine
Cash costs—Non-GAAP(2)	$130.4	25,071	$5.20
Add/(Deduct):
Stock-based compensation	1.5
Inventory and other adjustments	(7.6)

GAAP operating expenses	$124.3

Endako Mine
Cash costs—Non-GAAP(2)	$66.7	7,506	$8.89
Add/(Deduct):
Stock-based compensation	1.1
Inventory and other adjustments	(7.9)

GAAP operating expenses	$59.9

Other operations GAAP operating expenses(3)	$131.3

GAAP consolidated operating expenses	$315.5

Weighted-average cash cost—Non-GAAP	$197.7	32,577	$6.07

(1)
Mined production pounds are molybdenum oxide and HPM from TCM's share of the production from the mines; excludes molybdenum processed from purchased product.

(2)
Cash costs represent the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced in the period. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs from the TC Mine to the Langeloth Facility.

(3)
Other operations represent activities related to the roasting, processing and upgrading of third-party concentrate and other metals at the Langeloth Facility and exclude product volumes and costs related to the roasting and processing of TC Mine and Endako Mine concentrate. The Langeloth Facility costs associated with roasting and processing of TC Mine and Endako Mine concentrate are included in their respective operating results above.

Year ended December 31, 2009 (US$ in millions except per pound amounts—Unaudited)

	Operating Expenses (in millions)	Pounds Produced(1) (000's lbs)	$/lb
TC Mine
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

(1)
Mined production pounds are molybdenum oxide and HPM from TCM's share of the production from the mines; excludes molybdenum processed from purchased product.

(2)
Cash costs represent the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced in the period. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs from the TC Mine to the Langeloth Facility.

(3)
Other operations represent activities related to the roasting, processing and upgrading of third-party concentrate and other metals at the Langeloth Facility and exclude product volumes and costs related to the roasting and processing of TC Mine and Endako Mine concentrate. The Langeloth Facility costs associated with roasting and processing of TC Mine and Endako Mine concentrate are included in their respective operating results above.

Year ended December 31, 2008 (US$ in millions except per pound amounts—Unaudited)

	Operating Expenses (in millions)	Pounds Produced(1) (000's lbs)	$/lb
TC Mine
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

(1)
Mined production pounds are molybdenum oxide and HPM from TCM's share of the production from the mines; excludes molybdenum processed from purchased product.

(2)
Cash costs represent the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced in the period. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs from the TC Mine to the Langeloth Facility.

(3)
Other operations represent activities related to the roasting, processing and upgrading of third-party concentrate and other metals at the Langeloth Facility and exclude product volumes and costs related to the roasting and processing of TC Mine and Endako Mine concentrate. The Langeloth Facility costs associated with roasting and processing of TC Mine and Endako Mine concentrate are included in their respective operating results above.

Year ended December 31, 2007 (US$ in millions except per pound amounts—Unaudited)

	Operating Expenses (in millions)	Pounds Produced(1) (000's lbs)	$/lb
TC Mine
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

(1)
Mined production pounds are molybdenum oxide and HPM from TCM's share of the production from the mines; excludes molybdenum processed from purchased product.

(2)
Cash costs represent the mining (including all stripping costs), milling, roasting and packaging costs for molybdenum oxide and HPM produced in the period. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs from the TC Mine to the Langeloth Facility.

(3)
Other operations represent activities related to the roasting, processing and upgrading of third-party concentrate and other metals at the Langeloth Facility and exclude product volumes and costs related to the roasting and processing of TC Mine and Endako Mine concentrate. The Langeloth Facility costs associated with roasting and processing of TC Mine and Endako Mine concentrate are included in their respective operating results above.

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

Asset Impairments

        TCM performs an impairment analysis on an annual basis or more often when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. TCM evaluated its long-lived assets and goodwill for impairment using a net recoverable amount (undiscounted net cash flow) approach and a fair-value based approach. At each evaluation, the economic environment, molybdenum prices and TCM's stock price were considered as impairment indicators for the purposes of these impairment assessments.

        Goodwill was assessed for impairment using a two-step approach. The first step compared the fair value of the reporting unit to its carrying value. TCM performed this annual test for 2010 and 2009, and determined that the fair value of both reporting units were more than their respective carrying values (including the goodwill), which did not require TCM to perform the second step test. In 2008, TCM performed this test and determined that the fair value of both reporting units were less than their respective carrying values (including the goodwill), which required TCM to perform the second step test. This step compared the fair value of each reporting unit's goodwill to its carrying amount. For the fourth quarter of 2008, TCM determined that the fair value of goodwill of both of its reporting units was less than the respective carrying amount, which required TCM to recognize an impairment of goodwill for both US operations ($33.0 million) and Canadian operations ($35.2 million), or a $68.2 million total impairment charge for the fourth quarter of 2008. The goodwill impairment charge did not have an impact on the 2008 operating cash flows.

        TCM's impairment evaluation of long-lived assets for 2010, 2009, and 2008 did not result in the identification of an impairment of the long-lived assets.

        However, there may be future impairment charges if there are further declines in the market price of TCM's common shares, molybdenum prices, the future value of proven and probable mineral reserves, and significant changes in operating costs, level of capital expenditures, currency exchange, discount and interest rates. Such future impairment charges could have a material impact on TCM's financial statements.

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

        The estimate that most significantly affects the unit-of-production rate is the quantity of proven and probable molybdenum mineral reserves. The estimation of the extent of mineral reserves is a complex task in which a number of estimates and assumptions are made. These involve the use of geological modeling and sampling, as well as estimates of long term molybdenum prices and future mining costs. This data could change over time as a result of numerous factors, including new information gained from development activities, evolving production history and a reassessment of the viability of production under different economic conditions. Significant judgment is involved in the reserve estimates, and actual results may differ significantly from current assumptions.

Asset Retirement Obligations

        Accounting for reclamation and remediation obligations requires management to make estimates of the future costs TCM will incur to complete the work required to comply with existing laws and regulations at each mining operation. Actual costs may differ from the amounts estimated. Also, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.

Revenue Recognition

        TCM recognizes revenue from molybdenum sales when persuasive evidence of an arrangement exists, the price is fixed and determinable, the product has been delivered, title has transferred, and collection is reasonably assured. TCM's sale contracts specify the point in the delivery process at which title transfers to the customer (shipping point or destination). Shipping and handling fees are accounted for on a gross basis under the terms of the contract. TCM recognizes tolling and calcining revenue under contractual arrangements as the services are performed on a per unit basis.

        From time to time, TCM enters into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date based upon assays and quoted prices. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to an estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net income.

Income and Mining Taxes

        In preparing the consolidated financial statements, TCM estimates the actual amount of taxes currently payable or receivable, as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates and laws is recognized in income (loss) in the period in which such changes are enacted.

        A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, TCM considers estimated future taxable income, reversal of taxable temporary differences, carry backs, and prudent and feasible tax planning strategies in each jurisdiction. If TCM determines that all or a portion of the deferred tax assets will not be realized, a valuation allowance will be increased with a charge to income tax expense. Conversely, if TCM makes a determination that it ultimately will be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

        At December 31, 2010, tax valuation allowances totaled approximately $94.1 million and covered TCM's US, foreign and alternative minimum tax credit carry forwards and some of the Canadian capital and non-capital tax loss carry forwards.

        The determination of TCM's tax expense for the year and its future tax assets and liabilities involves significant management estimation and judgment involving a number of assumptions. In determining these amounts, management interprets tax legislation in a variety of jurisdictions and makes estimates of the expected timing of the reversal of future tax assets and liabilities. Management also makes estimates of future earnings which affect cross border tax rate assumptions, tax planning strategies and the extent to which potential future tax benefits may be used. TCM is subject to assessments by various taxation authorities which may interpret tax legislation differently. These differences may affect the final amount or the timing of the payment of taxes. TCM provides for such differences where known based on management's best estimate of the probable outcome of these matters.

Recently Issued Accounting Pronouncements

        In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends FASB ASC 820-10, Fair Value Measurements and Disclosures-Overall (formerly SFAS No. 157). ASU No. 2010-06 requires companies to (1) disclose transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, in addition to activity in Level 3 measurements, and (2) clarify existing requirements for fair value measurement disclosures for each class of assets and liabilities and about inputs and valuation techniques used for both recurring and nonrecurring measurements in Levels 2 and 3. In addition, for Level 3 fair value measurements, companies are now required to separately disclose gains and losses recognized for the period in other comprehensive income, and companies are now required to separately disclose purchases, sales, issuances, and settlements. Companies are also required to disclose the reasons for transfers into and out of Level 3 of the hierarchy. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010.

        On March 30, 2010, the President of the US signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the "Acts"). As a result of this legislation, the tax treatment related to the Medicare Part D subsidy ("the subsidy") has changed, requiring companies to determine the financial impact, if any. TCM has evaluated the potential financial impact of this change and has determined that there is no material impact on its consolidated financial statements. Even though the impact of future health care costs is uncertain at this time, TCM does not believe that, given the historical trending of costs, there will be a material impact on its consolidated financial statements.

        In April 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. The ASU amends FASB ASC Topic 718, Compensation—Stock Compensation, to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify an award with such a feature as a liability if it otherwise qualifies as equity. The adoption of this issuance had no impact on TCM's consolidated financial position, results of operations, or cash flows.

        In December 2010, the FASB issued EITF 10-A, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. TCM does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements as its reporting units have positive carrying amounts.

Quantitative and Qualitative Disclosure About Market Risks

Commodity Price Risk

        TCM's consolidated molybdenum sales represent the sale of molybdenum in various forms from TCM's mines and from third-party material that is purchased, processed and sold. Molybdenum sales for 2010 were $578.6 million, with cash generated from operations of $157.4 million. For each $1 per pound change in molybdenum prices (based on the molybdenum pounds sold in 2010), the impact on TCM's annual revenue would approximate $36.9 million.

        From time to time, TCM enters into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date based upon assays and quoted prices. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net income. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to molybdenum sales is recorded each reporting period until the date of final pricing. Accordingly, in times of rising molybdenum prices, molybdenum sales benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior years; in times of falling molybdenum prices, the opposite occurs.

        The following table sets forth TCM's outstanding provisionally-priced sales contracts as of December 31, 2010, which all mature in 2011:

Pounds Sold/Purchased (000's lb)
Provisionally priced sales	60
Provisionally priced purchases	368

        TCM also enters into certain molybdenum sales contracts where it sells future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. Forward sales contracts in place at December 31, 2010 committed TCM to sell approximately 1.1 million pounds at an average market price of approximately $18.64 per pound in 2011.

        Historically, these contracts were recorded as derivatives with changes in the fair value recorded to net income (loss). Beginning October 1, 2009, TCM elected to treat these contracts as normal purchase and normal sales contracts. As such, these contracts will no longer be recorded at market value (mark-to-market) at each reporting period. The mark-to-market asset of $3.5 million as of September 30, 2009 will be realized in molybdenum sales as TCM makes the physical deliveries related to those contracts. For the fourth quarter of 2010, a $0.1 million loss was realized in molybdenum sales related to the September 30, 2009 value. For the year ended December 31, 2010, TCM recorded a gain of $0.2 million in its consolidated statement of operations. In 2009 and 2008, a loss of $2.7 million and a gain of $11.5 million, respectively, were included in molybdenum sales in its consolidated statements of operations, respectively.

        The following table sets forth TCM's outstanding fixed price molybdenum sales contracts as of December 31, 2010:

2011
Molybdenum committed (000's lb)	1,106
Average price ($/lb)	$18.64

        In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of December 31, 2010, TCM had commitments to purchase approximately 7.7 million pounds of molybdenum sulfide concentrates in 2011 to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

        On acquisition of Thompson Creek USA, TCM acquired an unfavorable contractual agreement to sell 10% of certain production at the TC Mine at an amount that was less than the then prevailing market price. Deliveries under this contract commenced in 2007 and will continue through 2011. As of December 31, 2010 and 2009, TCM had a liability of $2.5 and $4.5 million related to future deliveries under this agreement, respectively. As this contractual agreement is satisfied by delivery of product, the liability is being drawn down with an offsetting adjustment to molybdenum sales in the determination of net income (loss). For the years ended December 31, 2010, 2009 and 2008, TCM recorded gains of $2.0 million, $2.8 million, and $2.4 million related to this obligation, respectively, which has been realized and included in molybdenum sales.

Foreign Currency Exchange Risk

        The US$ is the functional currency of the majority of TCM's activities. However, the C$ is the functional currency of the Endako Mine and Terrane. Therefore, TCM has potential currency exposures related to items denominated in currencies other than the operations' functional currency. TCM's foreign exchange exposures include:

  •
  Transactional exposure related to the Endako Mine operations as molybdenum sales are denominated in US$ and a portion of capital expenditures are in US$, but most costs and expenses are in C$;

  •
  Transactional exposure related to the Endako Mine and Terrane operations; whereby, those operations hold financial instruments (which includes cash and cash equivalents, short-term investments, and accounts receivable) in US$, but most costs and expenses are in C$; and

  •
  Transactional exposure to C$ transactions and balances in US$ functional currency operations.

        Generally, TCM's results are positively affected when the US$ strengthens in relation to the C$ and adversely affected when the US$ weakens in relation to the C$. For the Endako Mine, a $0.01 change in the Canadian foreign exchange rate results in a $0.10 change in cash cost per pound produced. See "Non-GAAP Financial Measures" above for additional information.

        Given TCM's current offsetting US$ denominated cash positions in entities with a C$ functional currency, and C$ denominated cash positions in entities with a US$ functional currency, with other variables unchanged, each $0.10 strengthening (weakening) of the US$ against the C$ results in an insignificant impact to net income (loss).

        From time to time, TCM uses foreign currency forward contracts to fix the rate of exchange of US$ for C$ at future dates in order to ensure sufficient C$ funds are available to meet TCM's foreseeable C$ needs (including the mill expansion project at the Endako Mine and the development of Mt. Milligan, where most of the capital costs are expected to be in C$) and to reduce TCM's exposure to foreign currency fluctuations on cash expenditures related to its share of the Endako Mine's operations. The terms of these contracts are less than one year. At December 31, 2010, TCM had no open forward currency contracts. TCM does not consider these contracts to be hedges for accounting purposes and has determined these contracts to be derivative instruments. For the year ended December 31, 2010, a gain of $2.9 million was included in loss (gain) on foreign exchange related to these contracts. For the years ended December 31, 2009 and 2008, a gain of $1.9 million and a loss of $2.7 million, respectively, were included in loss (gain) on foreign exchange related to these contracts.

Outstanding Share Data

        Common shares and convertible securities outstanding as of December 31, 2010 are as follows:

Security	Expiry Dates	Exercise Price (C$)	Common Shares on Exercise (000's)(2)
Common shares			165,190
Thompson Creek Warrants	October 23, 2011	$9.00	24,504
Terrane Warrants(1)	April 16, 2011	$0.60	2,321
Terrane Warrants(1)	June 21, 2012	$(0.05)	585
Share options	November 9, 2011 to November 3, 2015	$7.12 to $23.93	5,200
Restricted stock units	May 6, 2013		209
Performance share units	May 6, 2013		230

			198,239

(1)
The exercise provides for an offset of the Warrant's exercise price against the cash consideration that would otherwise be payable to their holders upon exercise of a Warrant.

(2)
As of the date of this annual report, there have not been any changes in TCM's share structure that would change the total of common shares and convertible securities from the total shown above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Thompson Creek Metals Company Inc.:

        We have audited the accompanying consolidated balance sheets of Thompson Creek Metals Company Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thompson Creek Metals Company Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        Generally accepted accounting principles in the United States of America vary in certain significant respects from Canadian generally accepted accounting principles. Information relating to the nature and effect of such differences in presented in Note 24 to the consolidated financial statements.

        As discussed in Note 2 to the consolidated financial statements, the Company has changed its goodwill impairment testing measurement date in 2009.

        As discussed in Note 8 to the consolidated financial statements, the Company has changed its method of accounting for common stock warrants in 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thompson Creek Metals Company Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 24, 2011

Independent Auditors' Report

To the Shareholders of Thompson Creek Metals Company Inc.

        We have audited the accompanying consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows of Thompson Creek Metals Company Inc. for the year ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit of the Company's financial statements in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2008 in accordance with United States generally accepted accounting principles.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Vancouver, British Columbia
March 19, 2009

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(US dollars in millions)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$316.0	$158.5
Short-term investments	—	353.0
Accounts receivable—trade	63.3	32.4
Accounts receivable—related parties	10.0	10.3
Product inventory	75.5	43.5
Material and supplies inventory	31.5	34.5
Prepaid expense and other current assets	7.6	6.0
Income tax receivable	12.9	4.8

	516.8	643.0
Property, plant and equipment, net	1,696.1	605.7
Restricted cash	23.5	16.8
Reclamation deposits	24.7	30.3
Goodwill	47.0	47.0
Other assets	9.6	1.8

	$2,317.7	$1,344.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$64.8	$29.9
Income and mining taxes payable	3.7	3.6
Current portion of long-term debt	5.4	3.7
Deferred income tax liabilities	7.7	6.7
Other liabilities	0.2	—

	81.8	43.9
Gold Stream arrangement (Note 11)	226.5	—
Long-term debt	16.6	9.2
Other liabilities	22.4	24.6
Asset retirement obligations	29.2	24.8
Common stock warrant derivatives (Note 8d)	174.7	115.4
Deferred income tax liabilities	336.6	141.3

	887.8	359.2

Commitments and contingencies (Note 16)
Shareholders' equity
Common stock, no-par, 165,189,873 and 139,511,257 shares issued and outstanding, as of December 31, 2010 and 2009, respectively	980.9	697.1
Additional paid-in-capital	49.2	45.7
Retained earnings	346.5	232.8
Accumulated other comprehensive income	53.3	9.8

	1,429.9	985.4

	$2,317.7	$1,344.6

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(US dollars in millions, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
REVENUES
Molybdenum sales	$578.6	$361.9	$992.2
Tolling, calcining and other	16.2	11.5	19.2

	594.8	373.4	1,011.4

COSTS AND EXPENSES
Cost of sales
Operating expenses	315.5	241.3	557.4
Depreciation, depletion and amortization	49.9	43.4	40.0

Total cost of sales	365.4	284.7	597.4
Selling and marketing	7.7	6.2	10.1
Accretion expense	1.5	1.4	1.7
General and administrative	23.5	25.1	37.9
Acquisition costs	12.9	—	—
Exploration	9.4	6.3	8.0

Total costs and expenses	420.4	323.7	655.1

OPERATING INCOME	174.4	49.7	356.3

OTHER (INCOME) EXPENSES
Goodwill impairment	—	—	68.2
(Gain) loss on foreign exchange	(7.4)	10.9	(21.5)
Interest and finance fees	0.9	1.2	15.1
Interest income	(1.5)	(1.5)	(2.4)
Change in fair value of common stock warrants (Note 8d)	49.6	93.4	—
Other	(1.1)	(0.3)	(0.5)

Total other (income) and expense	40.5	103.7	58.9

Income (loss) before income and mining taxes	133.9	(54.0)	297.4
Income and mining taxes (benefit)
Current	8.6	17.2	112.7
Deferred	11.6	(15.2)	11.6

	20.2	2.0	124.3

NET INCOME (LOSS)	$113.7	$(56.0)	$173.1

NET INCOME (LOSS) PER SHARE
Basic	$0.79	$(0.44)	$1.45

Diluted	$0.75	$(0.44)	$1.31

Weighted average number of common shares
Basic	144.7	127.5	119.5
Diluted	152.5	127.5	131.7

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars in millions)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$113.7	$(56.0)	$173.1
Items not affecting cash:
Goodwill impairment	—	—	68.2
Change in fair value of warrants	49.6	93.4	—
Depreciation, depletion and amortization	49.9	43.4	40.0
Accretion expense	1.5	1.4	1.7
Amortization of finance fees	0.2	—	5.4
Stock-based compensation	7.4	9.2	15.6
Deferred income taxes (benefit)	11.6	(15.2)	11.6
Unrealized loss (gain) on derivative instruments	0.7	3.5	(15.4)
Change in working capital accounts (Note 21)	(77.2)	26.2	88.8

Cash generated by operating activities	157.4	105.9	389.0

INVESTING ACTIVITIES
Short-term investments	355.2	(341.3)	—
Capital expenditures	(213.7)	(66.1)	(101.3)
Restricted cash	(6.6)	(2.6)	(4.2)
Reclamation (deposit) refund	5.9	(2.6)	(1.0)
Acquisition of Terrane, net of cash acquired of $27.1 million (Note 4)	(383.4)	—	(100.0)

Cash (used) in investing activities	(242.6)	(412.6)	(206.5)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net	7.6	206.0	223.9
Repurchase of common shares	—	—	(19.2)
Debt issuance costs	(7.2)	—	—
Repayment of debt	(3.7)	(5.3)	(262.1)
Proceeds from the sale of Gold Stream	226.5	—	—
Proceeds from issuance of debt	12.8	—	36.5

Cash generated (used) by financing activities	236.0	200.7	(20.9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6.7	6.5	(17.3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	157.5	(99.5)	144.3
Cash and cash equivalents, beginning of period	158.5	258.0	113.7

Cash and cash equivalents, end of period	$316.0	$158.5	$258.0

Supplementary cash flow information (Note 21)

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY and COMPREHENSIVE INCOME

Years Ended December 31, 2010, 2009, and 2008

(US dollars in millions, except share data in thousands)

	Common Stock				Common Stock Purchase Warrants	Accumulated Other Comprehensive Income (Loss)
			Paid-in Capital	Retained Earnings
	Shares	Amount					Total
Balances at December 31, 2007	113,364	$269.7	$26.5	$111.6	$35.0	$28.2	$471.0
Issuance of common stock, net	10,915	218.1	—	—	—	—	218.1
Amortization of stock-based compensation	—	—	15.6	—	—	—	15.6
Proceeds from stock option exercises	776	5.8	—	—	—	—	5.8
Transferred from paid-in capital on exercise of options	—	2.7	(2.7)	—	—	—	—
Proceeds from the exercise of warrants	1	—	—	—	—	—	—
Tax benefit of employee stock option exercises	—	—	0.9	—	—	—	0.9
Share Repurchase	(2,803)	(10.6)	0.1	(8.9)	—	—	(19.4)
Comprehensive income:
Net income	—	—	—	173.1	—	—	173.1
Foreign currency translation	—	—	—	—	—	(74.5)	(74.5)

Total comprehensive income	—	—	—	—	—	—	98.6

Balances at December 31, 2008	122,253	$485.7	$40.4	$275.8	$35.0	$(46.3)	$790.6
Cumulative adjustment—warrant accounting (Note 8d)	—	—	—	13.0	(35.0)	—	(22.0)

Balances at January 1, 2009	122,253	$485.7	$40.4	$288.8	$—	$(46.3)	$768.6
Issuance of common stock, net	15,500	194.6	—	—	—	—	194.6
Amortization of stock-based compensation	—	—	10.5	—	—	—	10.5
Proceeds from stock option exercises	1,757	11.4	—	—	—	—	11.4
Transferred from paid-in capital on exercise of options	—	5.4	(5.4)	—	—	—	—
Proceeds from the exercise of warrants	1	—	—	—	—	—	—
Tax benefit of employee stock option exercises	—	—	0.2	—	—	—	0.2
Comprehensive income:
Net income (loss)	—	—	—	(56.0)	—	—	(56.0)
Foreign currency translation	—	—	—	—	—	56.1	56.1

Total comprehensive income	—	—	—	—	—	—	0.1

Balances at December 31, 2009	139,511	$697.1	$45.7	$232.8	$—	$9.8	$985.4
Issuance of common stock, net	24,297	268.5	—	—	—	—	268.5
Amortization of stock-based compensation	—	—	6.3	—	—	—	6.3
Proceeds from stock option exercises	1,000	7.3	—	—	—	—	7.3
Transferred from paid-in capital on exercise of options	—	3.3	(3.3)	—	—	—	—
Exercise of warrants	382	4.7	—	—	—	—	4.7
Tax benefit of employee stock option exercises	—	—	0.5	—	—	—	0.5
Comprehensive income:
Net income	—	—	—	113.7	—	—	113.7
Foreign currency translation	—	—	—	—	—	43.3	43.3
Post retirement benefit, net of tax	—	—	—	—	—	0.2	0.2

Total comprehensive income	—	—	—	—	—	—	157.2

Balances at December 31, 2010	165,190	$980.9	$49.2	$346.5	$—	$53.3	$1,429.9

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

1. Description of Business

        Thompson Creek Metals Company Inc. ("TCM") is a North American mining company, incorporated under the laws of British Columbia, with vertically integrated molybdenum mining, milling, processing and marketing operations in Canada and the United States ("US"). The US operations include the Thompson Creek Mine ("TC Mine") (mine and mill) in Idaho and the Langeloth Metallurgical Roasting Facility ("Langeloth Facility") in Pennsylvania. The Canadian operation consists of a 75% joint venture interest in the Endako Molybdenum Mine Joint Venture ("Endako Mine") (mine, mill and roaster) in British Columbia. In addition, TCM has two underground molybdenum exploration projects comprised of an option to acquire up to 75% of the Mount Emmons molybdenum property ("Mt. Emmons Property"), located in Colorado, and the 100% owned Davidson molybdenum property ("Davidson Property"), located in British Columbia.

        As more fully described in Note 4, on October 20, 2010, TCM acquired all of the issued and outstanding common shares and stock options of Terrane Metals Corp. ("Terrane"), which became a wholly-owned subsidiary of TCM. Terrane currently has interests in four mineral properties in Canada: 100% Mt. Milligan, 100% Berg Property, 43% Maze Lake Property and 51% Howards Pass Property. Mt. Milligan is in the construction and development stage, and the Berg, Maze Lake and Howards Pass properties are in the exploration stage.

2. Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). Prior to becoming a domestic registrant in the United States as of June 30, 2009, TCM prepared its consolidated financial statements in accordance with generally accepted accounting principles in Canada ("Canadian GAAP"). Significant measurement differences between US GAAP and Canadian GAAP are described in Note 24. Financial amounts are presented in US dollars unless otherwise stated and references to C$ are Canadian dollars.

        The consolidated financial statements include the accounts of TCM and its subsidiaries, and intercompany accounts and transactions have been eliminated in consolidation. TCM also consolidates its 75% proportionate interest in the accounts of the unincorporated Endako Mine joint venture.

        Certain comparative information has been reclassified to conform to the current year's presentation.

Currency Translation

        The functional currency of TCM and its US operations is the US dollar. Monetary assets and liabilities denominated in foreign currencies are translated into US dollars at exchange rates in effect at the balance sheet date, with resulting gains or losses reported in (gain) loss on foreign exchange in the computation of net income. Other non-monetary assets and liabilities are translated at historic rates. Revenues, expenses and cash flows in foreign currencies are translated into US dollars at average exchange rates, except for depreciation, depletion and amortization, which are translated at historical rates.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

        The functional currency of the Endako Mine and Terrane is the Canadian dollar. The assets and liabilities for those subsidiaries with a Canadian dollar functional currency are translated at exchange rates in effect at the balance sheet date and revenues and expenditures are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the consolidated statements as other comprehensive income (loss) within equity.

Use of Estimates

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. As the estimation process is inherently uncertain, actual future outcomes could differ from current estimates and assumptions, potentially having material affects on future financial statements. The more significant areas requiring the use of management estimates include fair values of assets acquired and liabilities assumed in the acquisition of Terrane; mineral reserve estimation; useful asset lives for depreciation, depletion and amortization; reclamation and closure costs; environmental obligations; deferred taxes and valuation allowances; and asset impairments (including impairments of goodwill and long-lived assets).

Cash and Cash Equivalents

        Cash is comprised of cash deposits held at banks. Cash equivalents are financial instruments issued or guaranteed by major financial institutions and governments that have an original maturity date of less than 90 days. Cash equivalents are stated at cost, which approximates market value.

Short-term Investments

        These investments consisted of US and Canadian government backed securities with original maturities greater than 90 days and less than 180 days. These short-term investments are categorized as held-to-maturity financial instruments and are recorded at amortized cost. When there is objective evidence that held-to-maturity financial assets are impaired, and there is a decline in the fair value below amortized cost that is considered other than temporary, an impairment loss is recorded for the excess of amortized cost over fair value. There has not been an impairment loss recorded to date related to TCM's short-term investments.

Product Inventories

        Product inventories are carried at the lower of cost or market. Cost is comprised of production costs for ore produced and processed from TCM's mines and amounts paid for molybdenum concentrate purchased from third parties. Production costs include the costs of materials, costs of processing and roasting, direct labor, stock-based compensation, mine site and processing facility overhead costs, and depreciation, depletion and amortization. Stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) incurred during the production phase of a mine are considered variable production costs and are included as a component of inventory produced during the period in which stripping costs are incurred. TCM uses the first-in, first-out cost method for production and sales of product inventory.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

Property, Plant and Equipment

Mineral Properties

        TCM capitalizes the costs to acquire mineral properties. On acquisition of a mineral property, TCM estimates the fair value of proven and probable mineral reserves, as well as the value beyond proven and probable mineral reserves and records these costs as assets at the date of acquisition. Mineral properties in production are amortized over the life of the mine using the units-of-production method based on the volume of mineral produced in relation to the total estimated proven and probable mineral reserves. The cost assigned to value beyond proven and probable mineral reserves is not amortized. However, as new information is obtained or economic conditions change, mineralized material may be converted into proven and probable mineral reserves, at which time the capitalized costs associated with mineralized material are reclassified as costs subject to amortization.

Mine Development

        Capitalization of mine development costs that meet the definition of an asset begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. Costs incurred during the exploration phase of a mine are expensed as incurred. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as exploration expense, unless there is a high degree of confidence, prior to the commencement of a drilling program, that the drilling costs will result in the conversion of a mineral resource into proven and probable reserves. All capitalized costs are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in operating expense.

Facilities and Equipment

        Mining facilities and equipment are recorded at cost. Expenditures for facilities and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Fixed plant and machinery are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be produced from estimated proven and probable mineral reserves. Facilities, mobile and other equipment are depreciated on either a declining-balance or straight-line basis over the shorter of their estimated useful life or the life of the mine. The declining-balance percentages range from 10% to 50%, and the estimated useful lives range from 3 years to life-of-mine. Processing facilities are depreciated on a straight-line basis over the estimated useful lives ranging from 3 to 20 years. Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life or functionality of the asset. In these instances, that portion of the expenditure is capitalized and amortized over the period benefited.

        Depreciation, depletion and amortization is allocated to product inventory cost and then included as a component of operating expense as inventory is sold.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

Exploration

        Exploration includes geological and geophysical work on areas without identified reserves, together with drilling and other related costs. These costs are expensed as incurred.

Goodwill

        Acquisitions are accounted for using the purchase method whereby tangible and intangible assets and liabilities acquired are recorded at their fair values as of the date of acquisition, and any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Goodwill is identified and assigned to reporting units by preparing estimates of the fair value of each reporting unit and comparing this amount to the carrying value of assets and liabilities of the reporting unit.

        TCM evaluates the carrying amount of goodwill for impairment on an annual basis or when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the carrying value of a reporting unit exceeds its fair value, then TCM compares the implied fair value of the reporting unit's goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged against earnings. Assumptions underlying fair value estimates are subject to significant risk and uncertainties.

        In evaluating goodwill for impairment, estimates of after-tax discounted future cash flows of the individual mining operations are used to perform the test for impairment. The estimated cash flows used to assess recoverability of TCM's goodwill are derived from current life-of-mine plans developed using near-term, third-party price forecasts reflective of the current price environment and management's projections for long-term average prices and operating costs.

        In 2009, TCM changed its impairment testing measurement date to October 1 to more closely align the impairment testing date with TCM's long-range planning and forecasting process. This accounting change is preferable as this date coincides with TCM's planning and forecasting process and provides additional time prior to year end to complete the impairment test.

Asset Impairment

        Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. If total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, then TCM performs an evaluation of the estimated fair value of the asset or asset group. An impairment loss is measured and recorded based on the difference between book value and the estimated fair value of the asset or asset group. Fair value is estimated using discounted estimated future cash flows, or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of recoverable pounds, molybdenum prices (considering current and historical prices, price trends and related factors), production levels and capital, all based on life-of-mine plans and projections. In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows. The assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

market conditions and/or TCM's operating performance could have a material affect on the determination of ore reserves or the ability to recover the carrying amounts of TCM's long-lived assets, thus resulting in impairment charges.

Derivative Instruments

        TCM enters into various arrangements such as foreign currency forward contracts and mineral product purchase and sale contracts. TCM does not account for any of these arrangements using hedge accounting. Beginning October 1, 2009, TCM designates its fixed-priced mineral product contracts as "normal purchase and normal sales contracts" (see Note 8).

        Financial and derivative instruments (including embedded derivatives) and TCM's outstanding common stock warrants are recorded at fair value on the balance sheet. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations.

Income and Mining Taxes

        TCM computes income taxes using the asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences or benefits of temporary differences between the financial reporting basis and the tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback of losses, and tax planning strategies in making this assessment. A valuation allowance is provided for the portion of TCM's net deferred tax assets for which it is not more likely than not that they will be realized.

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

Revenue Recognition

        TCM recognizes revenue from molybdenum sales when persuasive evidence of an arrangement exists, the price is fixed and determinable, the product has been delivered, title has transferred, and collection is reasonably assured. TCM's sale contracts specify the point in the delivery process at which title transfers to the customer (shipping point or destination). Shipping and handling fees are accounted

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

for on a gross basis under the terms of the contract. TCM recognizes tolling and calcining revenue under contractual arrangements as the services are performed on a per unit basis.

        From time to time, TCM enters into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date based upon provisional assays and quoted prices. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to an estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net income.

Stock-based Compensation

Stock Options

        TCM accounts for compensation related to stock options using the fair-value method. Under this method, the fair value of stock options at grant date is estimated using the Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over the stock option vesting period and included in the specific income statement categories that include the costs and benefits of the employees granted the stock-based award. Proceeds arising from the exercise of stock options are credited to common stock.

Performance Share Units

        Performance share units ("PSUs") are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant. The Monte Carlo model is based on random projections of stock price paths. Expected volatility is calculated using a weighted-average of historical daily volatilities and represents the extent to which TCM's stock price performance is expected to fluctuate during each of the calendar periods of the award's anticipated term. The fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period) and included in the specific income statement categories that include the costs and benefits of the employees granted PSUs. Upon vesting, common shares are issued to the employee from authorized but unissued common stock.

Restricted Stock Units

        Restricted stock units ("RSUs") are accounted for at fair value, which is based on the market value of TCM's common shares on the day of grant. The total fair value is recognized on a straight-line basis over the vesting period and included in the specific income statement categories that include the costs and benefits of the employees granted RSUs. Upon vesting, common shares are issued to the employee from authorized but unissued common stock.

Employee Stock Purchase Plan

        The employee stock purchase plan ("ESPP") provides an opportunity for TCM's employees to purchase its common shares at 85% of the closing price at the beginning of the offering period or at the end of the offering period, whichever is lower. The ESPP has two six-month offering periods beginning on the first day of January and on the first day of July. Compensation expense is measured based on the fair value using the Black Scholes model of the employees' option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

employee service is rendered. The compensation expense is included in the specific income statement categories that include the costs and benefits of the employees participating in the ESPP. Proceeds arising from the purchase of common stock by employees under the ESPP are credited to common stock. A tax benefit is not recognized for ESPPs, unless there is a disqualifying disposition.

Earnings per Share

        Earnings per share calculations are based on the weighted-average number of common shares issued and outstanding during the year. Diluted earnings per share are calculated using the treasury stock method, which assumes that outstanding stock options and warrants with an average exercise price less than the average market price of TCM's common shares are exercised, and the proceeds are used to repurchase common shares at the average market price of the common shares for the period. In years in which a loss is incurred, the effect of potential issuances of shares under the exercise of options and warrants would be anti-dilutive and therefore are excluded from diluted calculations.

3. Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends FASB Accounting Standards Codification ("ASC") 820-10, Fair Value Measurements and Disclosures—Overall (formerly SFAS No. 157). ASU No. 2010-06 requires companies to (1) disclosure transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, in addition to activity in Level 3 measurements, and (2) clarify existing requirements for fair value measurement disclosures for each class of assets and liabilities and about inputs and valuation techniques used for both recurring and nonrecurring measurements in Levels 2 and 3. In addition, for Level 3 fair value measurements, companies are now required to separately disclose gains and losses recognized for the period in other comprehensive income, and companies are now required to separately disclose purchases, sales, issuances, and settlements. Companies are also required to disclose the reasons for transfers into and out of Level 3 of the hierarchy. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010. TCM does not believe the adoption of this standard will have a material impact on TCM's financial statements or current disclosures.

        In December 2010, the FASB issued EITF 10-A, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. TCM does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements as its reporting units have positive carrying amounts.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

4. Terrane Acquisition

        On October 20, 2010, TCM acquired 100% of the issued and outstanding equity of Terrane Metals Corp. ("Terrane"), an exploration and development company in British Columbia, Canada. TCM acquired Terrane by way of a plan of arrangement (the "Arrangement") pursuant to a definitive agreement dated July 15, 2010, and amended on August 20, 2010 (the "Arrangement Agreement"). Upon consummation of the Arrangement, Terrane became a wholly-owned subsidiary of TCM.

        Terrane currently has interests in four mineral properties in Canada: 100% in Mt. Milligan, 100% in the Berg Property, 43% in the Maze Lake Property, and 51% in the Howards Pass Property. Mt. Milligan is primarily a copper-gold deposit in the construction and development stage, which has been designed to be a conventional truck-shovel open pit mine. The Berg, Maze Lake, and Howards Pass properties are in the exploration stage. In acquiring Terrane, TCM diversified its current asset base of primary molybdenum deposits to include contributions from copper and gold subsequent to the commencement of Mt. Milligan, and exploration opportunities in the additional properties acquired.

        Upon closing of the Terrane acquisition, the holders of Terrane's outstanding common shares received C$0.90 in cash and 0.052 of a TCM common share per Terrane share. As a result, TCM paid cash consideration of $410.5 million (C$420.5 million using the Bank of Canada noon rate on the date of closing), and issued 24.3 million shares at a fair value of $268.7 million based on the closing price of TCM's stock on the date of closing.

        In addition, pursuant to the Arrangement Agreement, 63.2 million of outstanding Terrane Warrants as of October 20, 2010 will remain outstanding, of which 45.4 million expire on April 16, 2011 (the "2011 Warrants") and 17.8 million expire on June 21, 2012 (the "2012 Warrants"). Each Terrane Warrant remains outstanding, and, on its existing terms, entitles the holder (until the expiration) to receive, upon its exercise, the same share and cash consideration that the warrant holder would have received had the Terrane Warrant been exercised immediately before the effective time of the Arrangement. TCM has entered into supplemental indentures for the Terrane Warrants (other than those originally issued to Goldcorp Canada Ltd.), which provide for an offset of the exercise price against the cash consideration that would otherwise be payable to the holder upon exercise of a Terrane Warrant. Upon exercise, the holders follow the same procedures that would have been followed prior to the effective date of the Arrangement, except that: (i) in the case of the 2011 Warrants, which have an exercise price of C$1.50 (the "2011 Exercise Price"), the payment of the 2011 Exercise Price will be partially satisfied by offsetting the cash consideration otherwise payable to an exercising holder; and (ii) in the case of the 2012 Warrants, which have an exercise price of C$0.85 (the "2012 Exercise Price"), the payment of the 2012 Exercise Price will be satisfied by offsetting the cash consideration otherwise payable to such holder. Accordingly, upon valid exercise of (i) the 2012 Warrants, holders will not be required to deliver cash in satisfaction of the 2012 Exercise Price and will be entitled to receive cash in the amount of C$0.05 and the 0.052 TCM common share consideration for each 2012 Warrant exercised, and (ii) the 2011 Warrants, holders will be required to deliver C$0.60 cash in satisfaction of the 2011 Exercise Price and will be entitled to receive the 0.052 TCM common share consideration for each 2011 Warrant exercised.

        The fair value of the outstanding Terrane Warrants at closing of the Arrangement was $14.2 million based upon the closing price of those warrants on the date of closing of the Arrangement

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

4. Terrane Acquisition (Continued)

and the related foreign exchange rate. TCM accounts for these warrants as a derivative and recorded a loss related to the change in the fair value of the Terrane Warrants of $6.7 million for the fourth quarter and year ended December 31, 2010, of which no tax benefit was realized.

Fair Value Determination and Allocation of Consideration Transferred

        As noted above, TCM paid $410.5 million of cash, issued common shares at a fair value of $268.7 million (excluding share issuance costs of $0.2 million), and assumed the outstanding Terrane warrants with a value of $14.2 million, for a total purchase price of $693.4 million. The acquisition is being accounted for under the purchase method of accounting, and TCM has allocated the purchase price of Terrane based upon the fair value of the net assets acquired and liabilities assumed at the acquisition date. TCM estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the business combination standard issued by the FASB.

        As of December 31, 2010, the allocation of the purchase price has been recorded using preliminary estimates related to the fair value of the mineral properties acquired. Given the close proximity of the closing date of the acquisition and the fiscal year-end, TCM has not been able to finalize the working capital adjustments, file final tax returns, and finalize the mineral property valuations. As a result, the following is a summary of the preliminary estimates of the fair value of the assets acquired less assumed liabilities:

US$ in millions
Cash and restricted cash	$27.1
Accounts receivables	2.4
Other currents assets	0.7
Property, plant and equipment and mineralization	853.4
Other assets	0.3
Current liabilities	(8.6)
Deferred income tax liabilities	(181.9)

Total net assets	$693.4

Acquisition-related Costs

        TCM incurred $12.9 million in acquisition costs related to the Terrane acquisition. TCM follows the business combination accounting guidance related to acquisition-related costs and expenses these costs as incurred. The acquisition-related costs for the Terrane acquisition are included in acquisition costs in the consolidated statement of operations for the year ended December 31, 2010.

Pro Forma Results (unaudited)

        The following table presents the estimated unaudited pro forma consolidated results as if the business combination occurred as of January 1, 2010 and 2009, respectively. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

4. Terrane Acquisition (Continued)

operations that would have been achieved if the acquisition had taken place as of January 1, 2010, and January 1, 2009, respectively:

	Pro Forma Year Ended (unaudited)
	December 31, 2010	December 31, 2009
Revenues	$594.8	$373.4
Net income (loss)	$105.2	$(82.0)

Terrane results of operations

        Exploration expense in the consolidated statements of operations includes $1.1 million related to exploration drilling related to the Terrane operations from the date of acquisition through December 31, 2010.

5. Inventory

        Product inventory is comprised of the following:

	December 31, 2010	December 31, 2009
Finished product	$54.4	$27.7
Work-in-process	16.6	13.2
Stockpiled ore	4.5	2.6

	$75.5	$43.5

        As of December 31, 2010, and December 31, 2009, the market value of TCM's inventory exceeded the carrying value. For the year ended December 31, 2009, TCM recorded a lower of cost or market adjustment of $0.8 million in its consolidated statements of operations.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

6. Property, Plant and Equipment

        Property, plant and equipment is comprised of the following:

	December 31, 2010	December 31, 2009
Mining properties	$1,229.7	$320.2
Mining equipment	310.6	213.3
Processing facilities	124.7	113.9
Construction in progress	217.8	86.2
Other	6.9	2.7

	1,889.7	736.3
Less: Accumulated depreciation, depletion and amortization	(193.6)	(130.6)

	$1,696.1	$605.7

        The construction in progress balance included $213.8 million and $63.9 million related to the mill expansion project at the Endako Mine for the years ended December 31, 2010 and 2009, respectively. No depreciation is currently being recognized on these assets as the new mill has not yet been completed or placed into service.

7. Goodwill

        On October 26, 2006, TCM acquired Thompson Creek Metals Company USA ("Thompson Creek USA"), a private company that owned, among other assets, the TC Mine, the Endako Mine, and the Langeloth Facility. This acquisition was accounted for using the purchase method, whereby the purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed at the effective date of the purchase. As the purchase price exceeded the fair value of the net identifiable assets acquired, TCM recorded goodwill related to this transaction. In January 2008, TCM made a final payment of $100 million for this acquisition.

        The goodwill balance of $47.0 million as of December 31, 2010 is unchanged from the balance as of December 31, 2009. TCM evaluates goodwill for impairment at least annually or when events or changes in circumstances indicate that the related carrying amount may not be recoverable. TCM recognized a goodwill impairment charge of $68.2 million for the year ended December 31, 2008.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

8. Derivative Financial Instruments

        TCM enters into various derivative financial instruments in its normal course of operations. None of TCM's derivative instruments are treated as hedges, and all are recorded on the consolidated balance sheet at fair value, with changes in fair value recorded to the consolidated statements of operations, except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception. TCM is exposed to credit loss when counterparties with which it has entered into derivative transactions are unable to pay. To reduce counterparty credit exposure, TCM deals only with a group of large credit-worthy financial institutions and limits credit exposure to each. TCM believes the counterparties to the contracts to be credit-worthy entities, and, therefore, TCM believes credit risk of counterparty non-performance is relatively low. For information regarding the nature and types of TCM's derivatives, see the references noted in the following tables.

        The following table summarizes the location and fair value amounts of all derivative financial instruments in the consolidated balance sheets:

		Fair Value
Derivative Type	Balance Sheet Classification	December 31, 2010	December 31, 2009
Derivative assets
Provisionally-priced sales(a)	Accounts receivable—trade	$0.1	$(0.1)
Fixed-priced contracts—current(b)	Prepaid expense and other current assets	1.7	0.9
Fixed-priced contracts—noncurrent(b)	Other assets	—	1.7
Forward currency contracts(c)	Prepaid expense and other current assets	—	—

Total derivative assets		$1.8	$2.5

Derivative liabilities
Fixed-priced contracts(b)	Accounts payable and accrued liabilities	$—	$0.8
Common stock warrant derivatives(d)	Common stock warrant derivatives	174.7	115.4

Total derivative liabilities		$174.7	$116.2

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

8. Derivative Financial Instruments (Continued)

        The following table sets forth the gains (losses) on derivative instruments for the years ended December 31, 2010, 2009, and 2008:

		Gain/(loss) for the years ended
Derivative Type	Statement of Operations Classification	December 31, 2010	December 31, 2009	December 31, 2008
Provisionally-priced sales(a)	Molybdenum sales	$(0.7)	$(0.2)	$0.1
Provisionally-priced purchases(a)	Operating expenses	(2.2)	(0.7)	20.5
Fixed-priced contracts(b)	Molybdenum sales	0.2	(2.7)	11.5
Forward currency contracts(c)	(Loss) gain on foreign exchange	2.9	1.9	(2.7)
Common stock warrant derivatives(d)	Change in fair value of common stock warrants	(49.6)	(93.4)	—

		$(49.4)	$(95.1)	$29.4

(a)
Provisionally-Priced Contracts

        As of December 31, 2010 and 2009, the fair value of the embedded derivatives in provisionally-priced sales contracts was an asset of $0.1 million and a liability of $0.1 million, respectively. For the years ended December 31, 2010, 2009 and 2008 a loss of $0.7 million, a loss of $0.2 million, and a gain of $0.1 million, respectively, have been included in molybdenum sales for these embedded derivatives on the Corporation's consolidated statements of operations.

        Changes to the fair value of the embedded derivatives related to molybdenum purchases are included in operating expenses in the consolidated statements of operations. For the years ended December 31, 2010, 2009, and 2008, losses of $2.2 million and $0.7 million, and a gain of $20.5 million, respectively, have been included in operating expenses on TCM's consolidated statements of operations. TCM determines the fair value using a market approach based upon observable inputs from published market prices.

        The following table sets forth TCM's outstanding provisionally-priced contracts as of December 31, 2010, which all mature in 2011:

Pounds to be Sold/Purchased (000's lb)
Provisionally-priced sales	60
Provisionally-priced purchases	368
(b)
Fixed-Priced Contracts

        TCM's results of operations and operating cash flows are affected by changes in market prices for mineral products. To mitigate a portion of this risk, TCM enters into certain mineral product sales contracts where it sells future production at fixed prices. These fixed prices may be different than the

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

8. Derivative Financial Instruments (Continued)

quoted market prices at the date of sale. Forward sales contracts in place at December 31, 2010 for molybdenum cover the period through December 31, 2011. As of December 31, 2010, TCM had committed to sell approximately 1.1 million pounds of molybdenum at an average market price of $18.64 per pound. In addition, TCM has entered into the Gold Stream arrangement (see Note 11) with a forward sales contract, which will commence upon production at Mt. Milligan.

        Prior to October 1, 2009, these contracts were recorded as derivatives, with changes in the fair value recorded to net income (loss). Beginning October 1, 2009, TCM elected to treat fixed price contracts as normal purchase and normal sales contracts.

        The following table sets forth TCM's outstanding fixed-priced molybdenum sales contracts as of December 31, 2010:

2011
Molybdenum committed (000's lb)	1,106
Average price ($/lb)	$18.64
(c)
Forward Currency Contracts

        As a company operating in North America, TCM transacts business in various currencies in the normal course of its operations and for capital expenditures. Foreign currency transactions at TCM's Canadian operations increase its risk as exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. TCM uses foreign currency forward contracts to mitigate the exchange risk of US dollars for foreign currency dollars at future dates. The terms of these contracts are typically less than one year. As of December 31, 2010 and 2009, TCM had no open forward currency contracts.

(d)
Common Stock Warrant Derivatives

        The following table summarizes common share warrant transactions:

Number of Warrants (000's)
Balance, December 31, 2009	24,504
Terrane Warrants issued	63,224
Terrane Warrants exercised	(7,344)

Balance, December 31, 2010	80,384

        In October 2006, TCM issued 20.9 million warrants in connection with the acquisition of Thompson Creek USA. Additionally on this date, TCM issued 3.6 million warrants to a former shareholder of Thompson Creek USA. Each warrant entitles the holder to purchase one common share of TCM at a price of C$9.00 until October 23, 2011. TCM determined the fair value allocated to these warrants to be C$1.70 based on a pro-rata allocation of the fair value of common shares issued and the estimated fair value of the warrants issued using the Black-Scholes model and applying the following

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

8. Derivative Financial Instruments (Continued)

assumptions: expected life of 5 years; expected volatility of 45.8%; risk free interest rate of 4.02%; and an expected dividend of 0%.

        As described in Note 4, in connection with the acquisition of Terrane, there were 63.2 million of Terrane Warrants outstanding as of October 20, 2010. During the year ended December 31, 2010, 7.3 million warrants were exercised resulting in 55.9 million of Terrane Warrants remaining outstanding as of December 31, 2010. TCM records the fair value of the Terrane Warrants based upon quoted market prices of these warrants. Changes in the fair value of the Terrane Warrants are recorded to TCM's consolidated statement of operations.

        TCM recorded a loss related to the change in fair value of the warrants of $49.6 million and $93.4 million for the years ended December 31, 2010 and 2009, respectively, in its consolidated statements of operations. For the year ended December 31, 2010, $6.7 million of the loss was associated with the Terrane Warrants.

        As described further in Note 2, the accounting rule requiring that TCM account for its warrants as a derivative liability was effective beginning January 1, 2009. As such no changes in the fair value of the warrants have been recorded for the year ended December 31, 2008. Upon adoption of this accounting rule, TCM reclassified the warrants to a derivative liability with a cumulative adjustment for the change in accounting principle to the opening balance of TCM's retained earnings as of January 1, 2009, as indicated in the table below.

	Balance as of January 1, 2009
	As reported	Change in accounting principle	Cumulative effect of change in accounting principle
Common stock warrant derivatives	$—	$22.0	$22.0
Common stock warrants—equity	35.0	(35.0)	—
Retained earnings	$275.8	$13.0	$288.8

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

9. Fair Value Measurement

        US GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standards establish a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

        The following table sets forth TCM's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Provisionally-priced sales	$0.1	$—	$0.1	$—
Fixed-priced contracts—current	1.7	—	—	1.7
Fixed-priced contracts—noncurrent	—	—	—	—
Foreign currency contracts	—	—	—	—

	$1.8	$—	$0.1	$1.7

Liabilities:
Common stock warrant derivatives	$174.7	$174.7	$—	$—
Fixed-priced contracts—current	—	—	—	—

	$174.7	$174.7	$—	$—

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

9. Fair Value Measurement (Continued)

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Provisionally-priced sales	$(0.1)	$—	$(0.1)	$—
Fixed-priced contracts—current	0.9	—	—	0.9
Fixed-priced contracts—noncurrent	1.7	—	—	1.7

	$2.5	$—	$(0.1)	$2.6

Liabilities:
Common stock warrant derivatives	$115.4	$115.4	$—	$—
Fixed-priced contracts—current	0.8	—	—	0.8

	$116.2	$115.4	$—	$0.8

        The following table sets forth a summary of the fair value of TCM's Level 3 financial assets and liabilities for the year ended December 31, 2010:

Fixed-Priced Contracts
Balance at January 1, 2010	$1.8
Unrealized and realized (loss)	(0.1)

Balance at December 31, 2010	$1.7

        As of December 31, 2010 and 2009, the carrying values of TCM's financial assets and liabilities are not significantly different from their fair values.

10. Long-term Debt

        Long-term debt consists of:

	December 31, 2010	December 31, 2009
Equipment loans	$21.2	$11.9
Other	0.8	1.0

	22.0	12.9
Less: Current portion	(5.4)	(3.7)

	$16.6	$9.2

Credit facility

        On December 10, 2010, TCM executed a 4-year senior secured revolving credit agreement (the "Credit Agreement").

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

10. Long-term Debt (Continued)

        The Credit Agreement includes both standard financial and non-financial covenants, including ratio tests for leverage and interest coverage and a liquidity test. As of December 31, 2010, TCM was in compliance with the Credit Agreement covenants. As of December 31, 2010, TCM had no outstanding borrowings under the $290.0 million Credit Facility and had issued and outstanding $1.0 million in letters of credit. Debt issuance costs of $7.2 million were deferred and will be amortized into interest expense over the term of the Credit Facility. TCM recorded $0.3 million related to the amortization of debt issuance costs and commitment fees for the year ended December 31, 2010, which is included in interest and finance fees in its consolidated statement of operations.

        As of December 31, 2009, TCM had a $35 million revolving line of credit secured by a significant amount of TCM's assets, which was terminated effective February 2, 2010. In 2008, TCM repaid $262.1 million related to other debt facilities.

        Total interest and finance fees expense for the years ended December 31, 2010, 2009, and 2008 was $0.9 million, $1.2 million, and $15.1 million, respectively.

Equipment loans

        On December 8, 2010, TCM executed an equipment financing agreement in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during the 2010 year. This fixed rate loan bears interest at 3.6% and is scheduled to mature no later than December 8, 2015. TCM has an additional fixed rate loan bearing interest at 5.9% that is scheduled to mature no later than October 31, 2013.

        Total interest expense on the equipment loans for the years ended December 31, 2010, 2009, and 2008 was $0.6 million, $0.8 million and $0.7 million, respectively.

11. Gold Stream Arrangement

        TCM entered into a purchase and sale agreement with a subsidiary of Royal Gold, Inc. ("RG") that provides for, among other things, the purchase by RG of 25% of the payable gold (the "Gold Stream Transaction") produced by Terrane's Mt. Milligan project. The Gold Stream Transaction was contingent upon the successful closing of the Terrane acquisition. The Gold Stream Transaction is secured by the Mt. Milligan asset until the deposits received have been reduced to nil, which is subject to subordination to project or corporate financings. An inter-creditor agreement was executed with RG in connection with the Credit Facility discussed in Note 10.

        Under the terms of the Gold Stream Transaction, upon closing of the Terrane acquisition, TCM received an initial cash deposit of $226.5 million. TCM will receive future staged cash deposits from RG of $85.0 million during the mine construction of Mt. Milligan, bringing the total cash deposits received from RG to $311.5 million. The deposits will be offset against RG's purchase of gold under the agreement until the deposit is completely reduced. For each of the first 550,000 ounces of gold delivered to RG, TCM will receive cash equal to the lesser of $400 per ounce or the prevailing market price. To the extent that the prevailing market price exceeds $400 per ounce, the deposit will be reduced. For each ounce of gold delivered to RG beyond the delivery of 550,000 ounces, TCM will

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

11. Gold Stream Arrangement (Continued)

receive cash equal to the lesser of $450 per ounce or the prevailing market price. To the extent that the prevailing market price exceeds $450 per ounce, the deposit will be reduced. Once the deposit is reduced to nil, RG will pay $450 per ounce, subject to the first 550,000 ounces of gold being delivered. If at the end of the initial 50-year term of the agreement the deposit has not been reduced to nil, TCM is to refund the outstanding portion of the deposit to RG.

        The deposits received under the Gold Stream Transaction will be classified as a long-term liability on TCM's consolidated balance sheet. Once Mt. Milligan is in production and begins selling gold ounces to RG, the liability will be amortized based on the gold delivered.

12. Asset Retirement Obligations

        Asset retirement obligations arise from the acquisition, development, construction and normal operation of mining property, plant and equipment due to government controls and regulations that protect the environment on the closure and reclamation of mining properties. The exact nature of environmental issues and costs, if any, which TCM may encounter in the future are subject to change, primarily because of the changing character of environmental requirements that may be enacted by governmental agencies.

        The following table details items affecting asset retirement obligations for future mine closure and reclamation costs in connection with TCM's Thompson Creek Mine, the 75% owned Endako Mine and the Davidson Property:

	Thompson Creek Mine	Endako Mine	Davidson Property	Total
At January 1, 2010	$19.3	$5.3	$0.2	$24.8
Additions	—	—	—	—
Revisions	1.4	1.1	—	2.5
Accretion	1.2	0.2	0.1	1.5
Foreign exchange	—	0.4	—	0.4

At December 31, 2010	$21.9	$7.0	$0.3	$29.2

        TCM is required by US federal and state laws and Canadian provincial laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if TCM is unable to do so. These laws are complex and vary from jurisdiction to jurisdiction. The laws govern the determination of the scope, cost of the closure, reclamation obligation and the amount and forms of financial assurance. As of December 31, 2010, TCM has provided the appropriate regulatory authorities in the US and Canada with $34.9 million in reclamation financial assurance for mine closure obligations, of which $24.7 million represents cash deposits as of December 31, 2010. Reclamation cash deposits as of December 31, 2009, totaled $30.3 million.

        During the third quarter of 2010, TCM completed an agreement and settlement with a subsidiary of AIG Commercial Insurance Group, Inc. ("AIG") pursuant to which, among other things, AIG will provide reclamation bonding to regulatory authorities for the Thompson Creek Mine of $25.5 million,

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

12. Asset Retirement Obligations (Continued)

up to an aggregate limit of $35.0 million through July 31, 2022. The current reclamation bonding of $25.5 million is 75% collateralized by cash investments of $19.1 million, included in reclamation deposits, with a third-party bank escrow agent, which may increase to 100% based on certain criteria included in the settlement agreement.

        The estimated future reclamation costs for the Thompson Creek Mine have been discounted using rates from 6.7% to 8.75%. As of December 31, 2010, TCM anticipates that these costs will be incurred over the period 2026 to 2040. The total inflated and undiscounted reclamation costs for Thompson Creek Mine were $68.2 million and $61.8 million as of December 31, 2010 and 2009, respectively.

        In connection with the Endako Mine plan, the British Columbia Ministry of Energy, Mines and Petroleum Resources has required security in the amount of $6.7 million and $6.5 million as of December 31, 2010 and 2009, respectively. TCM's proportionate share is $5.0 million and $4.9 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010, $0.3 of interest earned was included in the reclamation deposit. As of December 31, 2010, TCM estimates its proportionate share of these costs will be incurred over the period 2011 to 2036. The estimated future reclamation costs for the Endako Mine have been discounted using rates from 6.64% to 8.75%. TCM's share of total inflated and undiscounted reclamation costs for the Endako Mine were $20.2 million and $13.6 million as of December 31, 2010 and 2009, respectively.

        TCM's Davidson Property is presently in the exploration stage. The estimated future reclamation costs for the Davidson Property have been discounted using rates ranging from 6.6% to 7.5%, which reflect the underlying funding arrangements at the time these costs were identified. In connection with this plan, the British Columbia Ministry of Energy, Mines and Petroleum Resources has required security in the amount of $0.3 million as of December 31, 2010 and 2009.

13. Employee Benefits

Deferred compensation

        TCM maintains an employee deferred compensation program for certain individuals, the majority of whom were employed at the time of the acquisition of Thompson Creek USA. TCM recognizes a liability for the future obligation associated with the program, and the cost is charged as an expense during the period according to the payment formula, which is based on the employee's compensation and discounted for the estimated present value of the obligation. As of December 31, 2010, and 2009 TCM recorded a liability of $16.5 million and $17.0 million, respectively, related to this program, which are included in other liabilities. As of December 31, 2010, $8.9 million of the obligation is payable in June 2012, or earlier under certain conditions according to the provisions of the program. The remaining obligation is payable upon reaching a certain age requirement or earlier according to the provisions of the program. TCM has set aside funding for this liability by making periodic contributions to a trust fund based upon program participants' salaries. The trust fund assets as of December 31, 2010, and 2009 totaled $19.8 million and $16.8 million, respectively, and the trust has been consolidated. For the years ended December 31, 2010, 2009, and 2008, TCM recognized an expense of $0.6 million, $3.9 million, and $4.9 million, respectively, for the deferred compensation program. The 2010 expense was net of an out-of-period adjustment of $3.4 million ($2.1 million net of tax effect) that

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

13. Employee Benefits (Continued)

was recorded to adjust the liability to present value. Management does not believe that this adjustment is material to any of the periods affected or presented in its consolidated financial statements.

Defined Contribution Pension Plans

        TCM, through its subsidiaries, maintains defined contribution pension plans available to certain employees. TCM's 401(k) Savings Plan (the "Plan") is a defined contribution pension plan and covers all individuals employed in the US. The Plan is subject to the provisions of the US Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the US Internal Revenue Code. The assets of the Plan are held and the related investment transactions are executed by the Plan's trustee. Administrative fees, including accounting and attorney fees, are paid by TCM on behalf of the Plan. TCM contributed approximately $1.2 million, $1.7 million, and $1.5 million, respectively, to the Plan for the years ended December 31, 2010, 2009 and 2008. TCM may make additional contributions to the Plan at its sole discretion; however, TCM has no further obligation relating to benefits under this Plan.

        The Endako Mine maintains a defined contribution pension plan (the "Endako Plan") covering all of its employees. The assets of the Endako Plan are held and the related investment transactions are executed by the Endako Plan's trustee. Administrative fees, including any accounting and legal fees are paid by the Endako Mine on behalf of the Endako Plan. The Endako Mine contributed $0.9 million, $0.7 million and $0.8 million to the Endako Plan for the years ended December 31, 2010, 2009 and 2008, respectively. TCM has recorded its proportionate share of 75% related to these contributions. TCM has no further obligation relating to pension benefits under this Plan.

Postretirement Benefits

        Under the union agreement at the Langeloth facility, TCM is required to provide postretirement medical benefits for certain retired former employees and their dependants by making the monthly medical insurance premium payments on their behalf. Substantially all of TCM's current unionized employees may become eligible for this benefit if certain age and service requirements are met at the time of retirement, as specified in the union agreement. The benefit ceases when the eligible retired employee reaches 65 years of age. TCM does not have any obligation related to eligible retired unionized employees beyond the monthly medical insurance premiums. TCM follows current accounting guidance related to postretirement benefits for this plan. Prior service costs, actuarial gains and losses, and transition obligations are amortized over the average life expectancy of the plan's participants.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

13. Employee Benefits (Continued)

        The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in TCM's financial statements:

December 31, 2010
Change in benefit obligations:
Net benefit obligation at beginning of year	$2.8
(Gain) loss	(0.3)
Service cost	0.3
Interest cost	0.1
Benefits paid	(0.1)

$2.8

        The liability of $2.8 million has been included in other liabilities on the TCM's consolidated balance sheet as of December 31, 2010.

        The assumptions used to determine the benefit obligations as of December 31, 2010, included a measurement date of December 31, 2010, and a discount rate of 5.75%. The yield curve matching TCM's benefit obligation was derived using a cash flow analysis under the Citigroup pension liability index. The Citigroup pension discount curve shows the relationship between interest rates and the duration for hypothetical zero coupon investments. This yield curve was used in determining the discount rate for TCM's postretirement benefit obligation.

        The components of net periodic benefit costs for the year ended December 31, 2010 included $0.3 million of service cost and $0.1 million of interest cost for a total net periodic benefit cost of $0.4 million.

        The health care cost trend assumed that average cost of coverage was 9.0% for 2010, reduced annually to an ultimate trend of 5.0% in 2016 and beyond. The assumed health care cost trend rates can have a significant effect on the amounts reported for postretirement medical benefits. The effect of a one percent change in the health care cost trend rate used to calculate periodic postretirement medical costs and the related benefit obligation would be insignificant to this benefit obligation.

        The expected postretirement medical benefits expected to be paid in the next five fiscal years are insignificant to any individual year.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

14. Shareholders' Equity

        The authorized share capital of TCM is comprised of an unlimited number of common shares and an unlimited number of preferred shares, issuable in series with terms determinable upon issuance. As of December 31, 2010, TCM has not issued any preferred shares.

        In conjunction with the closing of the Terrane acquisition, TCM issued 24.3 million shares at a fair value of $268.7 million based on the closing price of TCM's stock on the date of closing. In addition, TCM paid share issuance costs of $0.2 million related to the shares issued.

        On September 16, 2009, TCM completed an equity offering of 15.5 million common shares and received $194.6 million in net proceeds.

        In June of 2008, TCM completed an equity offering totaling 10.9 million commons shares, which included the exercise of an over-allotment option granted to the underwriters of 0.9 million common shares. The net proceeds received related to the common share issuance, including the over-allotment option, was $218.1 million.

15. Stock-based Compensation

        On May 6, 2010, TCM's shareholders approved the 2010 Long-Term Incentive Plan ("LTIP") and the 2010 Employee Stock Purchase Plan ("ESPP"). Under the LTIP, TCM can grant stock options, share appreciation rights, restricted shares, restricted share units, performance share units, or shares granted as bonus compensation. The number of common shares available for awards under the LTIP plan is 2.5 million plus those shares still remaining under the previous stock option plan. As of December 31, 2010, TCM has granted stock options and awarded performance share units and restricted share units under the LTIP, as discussed below.

        The previous stock option plan, effective May 10, 2007, for directors, officers, employees and consultants enabling them to purchase common shares has a maximum number of shares that may be issued pursuant to this plan of 11,174,916 common shares.

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

        For the years ended December 31, 2010, 2009, and 2008, TCM recorded expense related to stock options of $6.2 million, $9.2 million, $15.6 million, respectively.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

15. Stock-based Compensation (Continued)

        In June 2009, TCM completed a voluntary stock option surrender program offered to all holders of stock options with an exercise price of C$16.19 per share and above. Under the terms of the surrender program, options to acquire an aggregate of 2,414,500 common shares were voluntarily surrendered, effective June 22, 2009. A non-cash compensation charge of approximately $2.8 million was recorded for the year ended December 31, 2009 representing the remaining unamortized stock-based compensation cost for the surrendered options.

        The following table summarizes stock option activity during the years ended December 31, 2010, 2009 and 2008:

	Shares (000's)	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)
Stock options outstanding at December 31, 2007	7,496	$10.57	$52.5
Granted	2,110	17.73	—
Exercised	(776)	7.50	10.2
Canceled/expired	(42)	22.16	—

Stock options outstanding at December 31, 2008	8,788	$12.51	$0.4
Granted	1,877	13.08	—
Exercised	(1,757)	7.20	9.9
Canceled/expired/surrendered	(2,594)	19.60	—

Stock options outstanding at December 31, 2009	6,314	$10.89	$30.8
Granted	268	12.29	—
Exercised	(1,000)	7.29	6.2
Canceled/expired/surrendered	(382)	18.52	—

Stock options outstanding at December 31, 2010	5,200	$10.98	$21.6

        The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (C$)	Number Outstanding (000's)	Weighted Average Exercise Price (C$)(a)	Weighted Average Remaining Contractual Life	Number Outstanding (000's)	Weighted Average Exercise Price (C$)(a)	Weighted Average Remaining Contractual Life
$7.12 - $9.81	2,418	$7.57	1.3	2,372	$7.53	1.3
$12.35 - $12.80	1,868	$12.69	3.9	1,220	$12.69	3.9
$15.22 - $17.33	799	$16.23	1.9	726	$16.31	1.9
$18.51 - $23.93	116	$21.45	2.0	116	$21.45	2.0

(a)
The weighted-average exercise price of options granted is shown in Canadian dollars, as the majority of the outstanding options have a strike price denominated in Canadian dollars. Options

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

15. Stock-based Compensation (Continued)

  with a US dollar strike price have been converted to Canadian dollars for disclosure purposes using the exchange rates on the respective date of grant.

        As of December 31, 2010, approximately 0.8 million options had not vested and were not exercisable. The total compensation cost related to these non-vested awards not yet recognized was $4.2 million as of December 31, 2010, and is expected to be recognized over a weighted-average period of 1.3 years.

        As of December 31, 2010, approximately 4.4 million awards had vested and were exercisable. The aggregate intrinsic value of these exercisable awards was $19.8 million as of December 31, 2010.

        The weighted-average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

	Year Ended December 31,
	2010		2009		2008
Weighted-average fair value of options granted(a)	C$	5.04	C$	6.71	C$	7.28
Expected volatility		73.1%		77.2%		51.8%
Expected life		2.9 years		2.8 years		4.2 years
Risk-free interest rate		1.2%		1.5%		2.9%
Expected dividend yield		0.0%		0.0%		0.0%

(a)
The weighted-average fair value of options granted is shown in Canadian dollars as the majority of the outstanding options have a strike price denominated in Canadian dollars. Options with a US dollar strike price have been converted to Canadian dollars for disclosure purposes using the exchange rates on the respective date of grant.

b)    Performance Share Units

        On May 6, 2010, TCM approved a total of 240,000 performance share units ("PSUs"), which were granted to eligible executives on July 22, 2010. The vesting of the PSUs is contingent upon employee service and a market condition based on the performance of TCM's share price. To determine whether or not this market condition is achieved and the PSUs vest, TCM establishes an award price. At each anniversary date during the vesting period, if the per share closing price of TCM's common stock on such date is at or higher than the award price, then the awards will vest one-third on each anniversary date, and the requisite shares will be issued from authorized but unissued common stock. If the closing price is less than the award price, and, therefore, the market condition is not achieved, then those PSUs do not vest and are carried forward to the following anniversary date. Any PSUs not vested at the end of the three-year vesting period year will expire.

        PSUs granted are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant. The Monte Carlo model is based on random projections of stock price paths. Expected volatility was calculated using a weighted-average of historical daily volatilities and implied

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

15. Stock-based Compensation (Continued)

volatility and represents the extent to which TCM's stock price performance is expected to fluctuate during each of the three calendar-year periods of the award's anticipated term ending May 6, 2013.

        The estimated fair value of the PSUs granted on July 22, 2010 is $6.68 per unit, and TCM established an award price of $11.88 per unit. For the year ended December 31, 2010, TCM recorded $0.5 million of expense related to the PSUs in its consolidated statements of operations. At December 31, 2010, unrecognized compensation expense related to performance share units totaled $1.1 million. The unrecognized expense will be recognized on a straight-line basis over a weighted-average period of 2.4 years.

c)    Restricted Stock Units

        On May 6, 2010, TCM approved 209,050 restricted stock units ("RSUs"), which were granted to certain eligible employees and directors on July 22, 2010. TCM accounts for RSUs at fair value, which is based on the market value of TCM's common shares on the day of grant. The total fair value is recognized over the vesting period of three years. Upon vesting, TCM will issue the requisite shares from authorized but unissued common stock. The market value of TCM's stock on July 22, 2010 was $9.13 per share, which resulted in TCM recording $0.3 million of expense related to the RSUs granted for the year ended December 31, 2010. At December 31, 2010, unrecognized compensation expense related to restricted stock and restricted stock units totaled $1.6 million. The unrecognized expense will be recognized on a straight-line basis over a weighted-average period of 2.4 years.

d)    Employee Stock Purchase Plan

        The ESPP plan provides an opportunity for TCM's employees to purchase its common shares at 85% of the closing price at the beginning of the offering period or at the end of the offering period, whichever is lower. The ESPP has two six-month offering periods beginning on the first day of January and on the first day of July. There are 1.0 million shares available for purchase by TCM's employees under the ESPP plan. The first offering period for 2010 was July 1. Compensation expense is measured based on the fair value using the Black Scholes model of the employees' option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. TCM estimated a fair value of employee options to purchase shares under the ESPP of $2.75 per share. TCM recorded $0.1 million of expense related to the ESPP plan for the year ended December 31, 2010. No tax benefit is realized for ESPPs unless there is a tax triggering disqualifying disposition.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

15. Stock-based Compensation (Continued)

        Stock-based compensation cost charged against earnings for all of TCM's stock-based awards is shown below for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Total stock-based compensation	$6.3	$10.4	$15.7
Amount capitalized to product inventory	1.0	(1.2)	(0.1)
Amount capitalized to Mt. Milligan	0.1	—	—

Stock-based compensation expense	7.4	9.2	15.6
Tax benefit	(1.2)	(1.3)	(1.8)

Impact on net income	$6.2	$7.9	$13.8

16. Commitments and Contingencies

        In the normal course of operations, TCM may be subject to litigation. As of December 31, 2010, there are no material litigation matters.

        On December 16, 2010, TCM received a copy of a Notice of Application filed in the Federal Court of Canada by the Nak'azdli First Nation ("Nak'azdli") seeking a judicial review of the decision of the Canadian Minister of Industry approving TCM's acquisition of Terrane. Nak'azdli claims that the Minister failed to consult adequately with Nak'azdli before approving the acquisition. TCM is not named as a party to the judicial review and no claims are made against TCM. TCM intends to take appropriate steps to participate in the judicial review to the extent necessary to ensure that the interests of TCM are protected. Although the Notice of Application states that Nak'azdli are seeking a variety of remedies, including setting aside of the Minister's decision, TCM does not believe that this judicial review will have a material impact on TCM's results of operations or financial condition. TCM is committed to working with First Nations, including Nak'azdli, concerning employment, training and other benefits in connection with the Mt. Milligan Project.

        In May 2010, TCM received notification of a petition filed by the Stellat'en First Nation in the Supreme Court of British Columbia claiming that the British Columbia Ministry of Energy, Mines and Petroleum Resources has not fulfilled its duty to consult with or accommodate Stellat'en's asserted aboriginal rights and title interests in relation to the mill expansion project at the Endako Mine. The petition names TCM, a 75% owner of the Endako Mine, as one of the parties involved but does not cite TCM in any of its claims regarding the lack of consultation.

        In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of December 31, 2010, TCM had commitments to purchase approximately 7.7 million pounds of molybdenum sulfide concentrate throughout 2011, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

16. Commitments and Contingencies (Continued)

        As of December 31, 2010, TCM had contractual obligations related to the mill expansion project at the Endako Mine of $32.6 million (75% share) and contractual obligations related to Mt. Milligan of $105.5 million.

        On December 9, 2009, TCM entered into a credit support agreement with British Columbia Hydro and Power Authority ("BC Hydro") related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro's estimated out-of-pocket costs for work on the expansion project, estimated at C$16.5 million. Subsequent to the commissioning of the new mill and subject to annual measurements of incremental revenues following the mill's commissioning, some or all of this financial assurance may, thereafter, be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The new mill facility is currently scheduled for completion in late 2011. The amount of the guarantee as of December 31, 2010 was C$16.5 million. As part of the financial guarantee, TCM provided a surety bond to BC Hydro for C$11.2 million for additional financial assurance. The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility, as discussed above. At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

        As of December 31, 2010, a shortfall in Endako's future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

17. Exploration

        The following table summarizes TCM's exploration expenses by project or property:

	Years Ended December 31,
	2010	2009	2008
Davidson Property	$0.5	$1.6	$4.9
Mt. Emmons Property	4.7	4.7	2.5
Endako Mine	1.1	—	0.6
TC Mine	1.4	—	—
Mt. Milligan Project	1.1	—	—
Other	0.6	—	—

	$9.4	$6.3	$8.0

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

18. Income and Mining Taxes

        Income (loss) from continuing operations before income taxes consists of the following for the periods presented:

	Year Ended December 31,
	2010	2009	2008
Canada	$(46.8)	$(98.3)	$109.5
United States	180.7	44.3	187.9

	$133.9	$(54.0)	$297.4

        Below is a tabular disclosure of tax expense by jurisdiction for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
Current
Canada	$(6.1)	$9.2	$63.4
United States	14.7	8.0	49.3

	8.6	17.2	112.7

Deferred
Canada	$10.5	$(4.2)	$(0.3)
United States	1.1	(11.0)	11.9

	11.6	15.2	11.6

Total tax expense	$20.2	$2.0	$124.3

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

18. Income and Mining Taxes (Continued)

        Income and mining taxes differ from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. The differences result from the following items:

	Year Ended December 31,
	2010	2009	2008
Income before income and mining taxes	$133.9	$(54.0)	$297.4
Combined Canadian federal and provincial income tax rates	28.5%	30.0%	31.0%

Income taxes based on above rates	38.2	(16.2)	92.2
Increase (decrease) to income taxes due to:
Unrealized loss on warrants	14.1	28.0	—
Difference in foreign statutory tax rates	15.3	3.1	14.0
Provincial and state mining and franchise taxes	4.9	1.2	14.8
State tax planning	(7.1)	—	—
Withholding taxes	—	1.1	1.2
Capital taxes	(0.1)	0.2	—
Non-deductible expenses	1.1	8.3	11.6
Non-taxable income	(1.8)	(3.0)	(6.1)
Asset impairment and other charges	—	—	24.2
Foreign tax credits	—	—	(2.0)
Foreign tax differences	(10.3)	(10.4)	(3.8)
Depletion allowance	(25.4)	(12.9)	(38.2)
Domestic production allowance	(3.1)	—	(2.4)
Unrealized foreign exchange gain on translation of investments	(1.8)	(5.7)	5.4
Change in valuation allowance	1.6	16.4	15.7
Impact of change in tax on future income and mining taxes	(0.2)	(7.6)	1.3
Out-of-period adjustment	(4.5)	—	—
Other	(0.7)	(0.5)	(3.6)

Income and mining taxes	$20.2	$2.0	$124.3

        For the year ended December 31, 2010, TCM had a net tax expense of $20.2 million compared to a net tax expense of $2.0 million and $124.3 million for the years ended December 31, 2009 and 2008, respectively. The tax expense for the year ended December 31, 2010 was impacted by an out-of-period adjustment of $4.5 million related to a difference between the 2009 income tax provision and the 2009 tax return, whereby TCM realized an additional net operating loss carry-back. Management does not believe that the out-of-period adjustment is material to the period affected or the periods presented in this Form 10-K.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

18. Income and Mining Taxes (Continued)

Net Deferred Tax Liabilities

        Deferred tax assets and liabilities arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income and mining tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Working capital	$1.6	$0.6
Tax losses and credits carried forward	92.6	88.8
Property, plant and equipment	25.3	9.2
Contractual sales obligations	0.3	0.9
Merger and acquisition costs	3.2	—
Asset retirement obligations	—	1.9
Share issuance costs	3.2	4.6
Deferred compensation	6.1	6.4
Other deductible temporary differences	9.0	6.1

Deferred tax assets	141.3	118.5
Valuation allowances	(94.1)	(92.3)

Net deferred tax assets	$47.2	$26.2

Deferred tax liabilities:
Inventory	$(9.5)	$(6.6)
Other taxable temporary differences—Current	(0.8)	(0.7)
Property, plant and equipment	(378.1)	(166.0)
Asset retirement obligations	(1.9)	—
Other taxable temporary differences—Non-current	(1.2)	(0.9)

Total deferred tax liabilities	(391.5)	(174.2)

Net deferred tax liabilities	$(344.3)	$(148.0)

        At December 31, 2010, the Corporation had $167.7 million in loss and credit carry forwards available for tax purposes. Substantially all of the carry forwards expire beyond 2015.

        A valuation allowance is recorded on substantially all of the benefits associated with the loss and credit carry forwards as it is not more likely than not the benefit related to the specific deferred tax assets will be realized based on the available sources of taxable income.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

18. Income and Mining Taxes (Continued)

        The Corporation intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, US and non-US income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary's net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $831.8 million and $691.4 million as of December 31, 2010 and 2009, respectively. The additional US and non-US income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred.

Income Tax Uncertainties

        TCM's uncertainty in income taxes reserve, activity and amounts for unrecognized tax benefits has not been significant for any year presented.

        TCM or one of its subsidiaries files income tax returns in the Canadian federal jurisdiction, US federal jurisdiction and various state and provincial jurisdictions. The tax years for TCM and its significant subsidiaries that remain subject to examination are as follows:

Jurisdiction	Years Under Examination	Additional Open Years
US Federal	—	2007 - 2009
Canada	—	2006 - 2009
British Columbia	2004 - 2006	2007 - 2009
Colorado	—	2005 - 2009
Idaho	—	2007 - 2009
Pennsylvania	—	2007 - 2009

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

19. Net Income per Share

        The following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net income per share for the years ended December 31, 2010, 2009 and 2008:

	For the years ended December 31,
	2010	2009	2008
Net income (loss)	$113.7	$(56.0)	$173.1

Basic weighted-average number of shares outstanding	144.7	127.5	119.5
Effect of dilutive securities
Common share warrants	6.2	—	9.6
Stock-based awards	1.6	—	2.6

Diluted weighted-average number of shares outstanding	152.5	127.5	131.7

Net income (loss) per share
Basic	$0.79	$(0.44)	$1.45

Diluted	$0.75	$(0.44)	$1.31

        For the year ended December 31, 2010, approximately 2.8 million stock options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM's common stock for the period.

        For the year ended December 31, 2009 approximately 6.3 million stock options have been excluded from the computation of diluted securities as their effect would have been anti-dilutive. Of the stock options excluded from the computation of diluted securities for the year ended December 31, 2009, approximately 4.4 million shares had exercise prices that were lower than the average market price for the year; however, these were excluded from the computation of diluted securities as a result of TCM having a loss before income and mining taxes for the year.

        For the year ended December 31, 2008, 2.2 million options have been excluded from the computation of diluted weighted-average shares because the strike prices of the options exceeded the price of the common stock.

        TCM has excluded approximately 24.5 million shares related to warrants for the year ended December 31, 2009 as their effect would have been anti-dilutive. The excluded warrants have exercise prices lower than the average market price for the year, but were excluded from the 2009 computation of diluted securities as a result of TCM having a loss before income and mining taxes for the year. There were no warrants excluded for the years ended December 31, 2010 and 2008.

20. Related Party Transactions

        Total sales to members of a group of companies affiliated with the other participant in the Endako Mine joint venture were $176.9 million, $83.7 million and $235.7 million for the years ended

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

20. Related Party Transactions (Continued)

December 31, 2010, 2009 and 2008, respectively. This represented 29.7%, 22.4%, and 23.3% of TCM's total revenues for these respective years.

        For the years ended December 31, 2010, 2009 and 2008, TCM recorded management fee income of $0.4 million, $0.3 million and $0.8 million, and selling and marketing costs of $0.8 million, $0.6 million and $1.6 million, respectively, from this group of companies.

        As of December 31, 2010 and 2009, TCM's accounts receivable included $10.0 million and $10.3 million, respectively, owing from this group of companies.

21. Supplementary Cash Flow Information

	For the year ended December 31,
	2010	2009	2008
Change in working capital accounts:
Accounts receivable	$(27.5)	$13.0	$25.4
Product inventory	(29.6)	16.7	81.3
Material and supplies inventory	1.3	3.0	(5.2)
Prepaid expense and other current assets	(0.9)	1.7	(2.2)
Income and mining taxes recoverable	(7.9)	(3.1)	12.1
Accounts payable and accrued liabilities	(12.7)	(0.7)	(31.2)
Income and mining taxes payable	0.1	(4.4)	8.6

	$(77.2)	$26.2	$88.8

Cash interest paid	$0.7	$1.0	$13.4
Cash income taxes paid	$16.0	$26.8	$91.8

        In addition, a $13.0 million refund of certain state income taxes related to prior year tax returns was received in the second quarter of 2010. This refund was offset by a tax payment of $4.0 million, of which $1.7 million was accrued as of December 31, 2009.

22. Concentration of Credit Risk

        TCM is exposed to counterparty risk from its cash and cash equivalent balances, its short-term cash investments, and its reclamation deposits held by an insurance company and governmental entities. TCM monitors its positions with, and the credit quality of, the financial institutions in which it invests its cash, cash equivalents and short-term investments, and that hold its reclamation deposits. Counterparties to cash balances, money market instruments, government treasury securities and its reclamation deposits are US and Canadian institutions and the US and Canadian governments. TCM's investment policy limits investments to government-backed financial instruments, other than balances maintained in various bank operating accounts.

        TCM manages its credit risk from its accounts receivable through established credit monitoring activities. As of December 31, 2010, TCM had three customers which owed TCM more than

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

22. Concentration of Credit Risk (Continued)

$3.0 million and accounted for approximately 20% of all receivables outstanding. There were another seventeen customers having balances greater than $1.0 million but less than $3.0 million that accounted for 37% of total receivables. All of these balances were compliant with credit terms and scheduled payment dates.

        TCM's maximum credit risk exposure is the carrying value of its accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and debt approximate fair value as of December 31, 2010 and December 31, 2009.

23. Segment Information

        TCM has three reportable segments: US Operations Molybdenum, Canadian Operations Molybdenum, and Copper-Gold (Development). The US Operations segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the Thompson Creek Mine and the Langeloth Facility, as well as all roasting and sales of third-party purchased material. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Copper-Gold (Development) segment includes all development expenditures and development site administration from Mt. Milligan. The Inter-segment represents the revenue and cost of sales elimination of product transported from the Canadian Operations to the US Operations for processing. TCM's chief operating decision makers (Chief Executive Officer and Chief Operating Officer) evaluate segment performance based on segment revenue less costs and expenses. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration,

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

23. Segment Information (Continued)

and interest income and expense items to its reporting segments. Segment information as of and for the years ended December 31, 2010, 2009 and 2008 is as follows:

For the year ended December 31, 2010

	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter- segment	Total
Revenues
Molybdenum sales	$473.0	$113.3	$—	$(7.7)	$578.6
Tolling, calcining and other	16.2	0.1	—	(0.1)	16.2

	489.2	113.4	—	(7.8)	594.8

Cost and expenses
Operating expenses	259.1	64.2	—	(7.8)	315.5
Selling and marketing	5.7	3.5	—	(1.5)	7.7
Depreciation, depletion and amortization	27.0	22.1	—	—	49.1
Accretion expense	1.2	0.3	—	—	1.5

	293.0	90.1	—	(9.3)	373.8

Segment revenue less cost and expenses	196.2	23.3	—	1.5	221.0

Other segment expenses:
Loss (gain) on foreign exchange	—	(0.7)	0.1	—	(0.6)

Segment income (loss) before income and mining taxes	$196.2	$24.0	$(0.1)	$1.5	$221.6

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

23. Segment Information (Continued)

For the year ended December 31, 2009

	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter- segment	Total
Revenues
Molybdenum sales	$270.7	$91.2	$—	$—	$361.9
Tolling, calcining and other	11.5	—	—	—	11.5

	282.2	91.2	—	—	373.4

Cost and expenses
Operating expenses	194.0	47.3	—	—	241.3
Selling and marketing	4.3	1.9	—	—	6.2
Depreciation, depletion and amortization	26.7	16.7	—	—	43.4
Accretion expense	1.1	0.3	—	—	1.4

	226.1	66.2	—	—	292.3

Segment revenue less cost and expenses	56.1	25.0	—	—	81.1

Other segment expenses:
Loss (gain) on foreign exchange	—	12.2	—	—	12.2

Segment income before income and mining taxes	$56.1	$12.8	$—	$—	$68.9

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

23. Segment Information (Continued)

For the year ended December 31, 2008

	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter- segment	Total
Revenues
Molybdenum sales	$758.0	$234.2	$—	$—	$992.2
Tolling, calcining and other	19.2	—	—	—	19.2

	777.2	234.2	—	—	1,011.4

Cost and expenses
Operating expenses	497.7	59.7	—	—	557.4
Selling and marketing	6.9	3.2	—	—	10.1
Depreciation, depletion and amortization	23.3	16.7	—	—	40.0
Accretion expense	1.4	0.3	—	—	1.7

	529.3	79.9	—	—	609.2

Segment revenue less cost and expenses	247.9	154.3	—	—	402.2

Other segment expenses:
Goodwill impairment	33.0	35.2	—	—	68.2
Loss (gain) on foreign exchange	—	(24.0)	—	—	(24.0)

	33.0	11.2	—	—	44.2

Segment income before income and mining taxes	$214.9	$143.1	$—	$—	$358.0

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

23. Segment Information (Continued)

Reconciliation of segment income to net income

	For the year ended December 31,
	2010	2009	2008
Segment income	$221.6	$68.9	$358.0
Other (income) expense
Change in fair value of common stock warrants	49.6	93.4	—
General and administrative	23.5	25.1	37.9
Acquisition costs	12.9	—	—
Exploration	9.4	6.3	8.1
Interest and finance fees	0.9	1.2	15.1
Interest income	(1.5)	(1.5)	(2.4)
Loss (gain) on foreign exchange	(6.8)	(1.3)	2.5
Depreciation	0.8	—	—
Other	(1.1)	(0.3)	(0.6)

Income before income and mining taxes	133.9	(54.0)	297.4
Income and mining taxes	20.2	2.0	124.3

Net income (loss)	$113.7	$(56.0)	$173.1

        Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, is as follows:

As of December 31, 2010	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Corporate	Total
Capital expenditures	$58.4	$138.5	$12.3	$4.5	$213.7
Capital assets	$286.7	$505.9	$895.3	$8.2	$1,696.1
Goodwill	$47.0	$—	$—	$—	$47.0
Assets	$612.9	$696.8	$909.9	$98.1	$2,317.7
Liabilities	$114.4	$144.6	$422.7	$206.1	$887.8

As of December 31, 2009	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Corporate	Total
Capital expenditures	$29.4	$33.8	—	$2.9	$66.1
Capital assets	$260.0	$345.3	—	$0.4	$605.7
Goodwill	$47.0	$—	—	$—	$47.0
Assets	$628.4	$615.1	—	$101.1	$1,344.6
Liabilities	$129.5	$111.9	—	$117.8	$359.2

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

23. Segment Information (Continued)

As of December 31, 2008	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Corporate	Total
Capital expenditures	$36.9	$64.0	—	$0.4	$101.3
Capital assets	$257.0	$281.0	—	$0.5	$538.5
Goodwill	$47.0	$—	—	$—	$47.0
Assets	$627.7	$410.2	—	$8.5	$1,046.4
Liabilities	$144.6	$108.5	—	$2.7	$255.8

24. Reconciliation to Canadian Generally Accepted Accounting Principles

        TCM's consolidated financial statements have been prepared according to US GAAP, which differs in certain respects from those principles that TCM would have followed had the consolidated financial statements been prepared in accordance with Canadian GAAP. The significant differences between

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

24. Reconciliation to Canadian Generally Accepted Accounting Principles (Continued)

US GAAP and Canadian GAAP and their effect on the consolidated financial statements are detailed below.

		December 31, 2010		December 31, 2009
		US GAAP	Canadian GAAP	US GAAP	Canadian GAAP
Assets
Current assets
Cash and cash equivalents		$316.0	$316.0	$158.5	$158.5
Short-term investments		—	—	353.0	353.0
Accounts receivable		73.3	73.3	42.7	42.7
Product inventory	a)	75.5	71.4	43.5	40.6
Material and supplies inventory		31.5	31.5	34.5	34.5
Prepaid expense and other current assets		7.6	7.6	6.0	6.0
Income taxes receivable		12.9	13.8	4.8	4.8

		516.8	513.6	643.0	640.1
Property, plant and equipment, net	a)	1,696.1	1,786.2	605.7	680.0
Restricted cash		23.5	23.5	16.8	16.8
Reclamation deposits		24.7	24.7	30.3	30.3
Goodwill		47.0	47.0	47.0	47.0
Other assets		9.6	9.6	1.8	1.8

		$2,317.7	$2,404.6	$1,344.6	$1,416.0

Liabilities
Current liabilities
Accounts payable and accrued liabilities		$64.8	$64.8	$29.9	$29.9
Income and mining taxes payable		3.7	3.7	3.6	3.6
Current portion of long-term debt		5.4	5.4	3.7	3.7
Deferred income tax liabilities		7.7	9.0	6.7	6.7
Other liabilities		0.2	0.2	—	—

		81.8	83.1	43.9	43.9
Gold Stream arrangement		226.5	226.5	—	—
Long-term debt		16.6	16.6	9.2	9.2
Other liabilities		22.4	22.4	24.6	24.6
Asset retirement obligations		29.2	29.2	24.8	24.8
Common stock warrant derivatives	b)	174.7	—	115.4	—
Deferred income tax liabilities	a,c)	336.6	370.7	141.3	168.0

		887.8	748.5	359.2	270.5

Shareholders' Equity
Common stock	c)	980.9	978.9	697.1	695.5
Common stock warrants	b)	—	45.1	—	35.0
Additional paid-in-capital		49.2	49.2	45.7	45.7
Retained earnings	a,b,c)	346.5	529.6	232.8	359.5
Accumulated other comprehensive income (loss)		53.3	53.3	9.8	9.8

		1,429.9	1,656.1	985.4	1,145.5

		$2,317.7	$2,404.6	$1,344.6	$1,416.0

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

24. Reconciliation to Canadian Generally Accepted Accounting Principles (Continued)

        The following table reconciles the consolidated net income (loss) and consolidated comprehensive income as reported under US GAAP with that which would have been reported under Canadian GAAP:

	For the years ended December 31,
	2010	2009	2008
Net income (loss)—US GAAP	$113.7	$(56.0)	$173.1
Reconciling items:
Change in fair value of common stock warrants	49.6	93.4	—
Stripping costs incurred during production (net of amortization)	14.5	18.7	25.9
Income tax effect of above adjustments	(6.9)	(5.9)	(10.3)
Share based payment valuation allowance	(0.8)	5.0	(5.5)

Net income—Canadian GAAP	$170.1	$55.2	$183.2

Net income per share
Basic	$1.18	$0.43	$1.53

Diluted	$1.12	$0.42	$1.39

Net income—Canadian GAAP	$170.1	$55.2	$183.2
Foreign currency translation adjustment	43.3	56.1	(74.5)

Comprehensive income—Canadian GAAP	$213.4	$111.3	$108.7

        In 2010, 2009, and 2008, under Canadian GAAP, cash flows from operating activities would increase by $26.0 million, $26.1 million and $28.6 million, respectively, and cash flows from investing activities would decrease by $26.0 million, $26.1 million and $28.6 million, respectively, due to the stripping costs incurred during production.

Current Differences in Accounting Principles

a)    Stripping Costs Incurred During Production

        Under US GAAP, capitalization of stripping costs after a mine has entered its production phase is not permitted, and stripping costs are accounted for as a variable production cost to be included in the costs of inventory.

        Effective January 1, 2007, for Canadian GAAP purposes, TCM prospectively adopted EIC-160 "Stripping Costs Incurred in the Production Phase of a Mining Operation". Under EIC-160, stripping activity at operating mines that represents a betterment is capitalized to property, plant and equipment and amortized on a unit-of-production basis over the related proven and probable reserves. Betterment occurs when the stripping activity increases future output of the mine by providing additional sources of mineral reserves.

        Accordingly, for the year ended December 31, 2010, inventory and cost of sales for Canadian GAAP purposes would decrease by $4.1 million and $14.5 million, respectively, and property, plant and

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

24. Reconciliation to Canadian Generally Accepted Accounting Principles (Continued)

equipment would increase by $89.9 million (net of amortization). For the year ended December 31, 2009, inventory and cost of sales for Canadian GAAP purposes would decrease by $2.9 million and $18.7 million, respectively, and property, plant and equipment would increase by $18.8 million (net of amortization). For the year ended December 31, 2008, inventory and cost of sales for Canadian GAAP purposes would decrease by $2.8 million and $25.9 million, respectively, and property, plant and equipment would increase by $21.7 million (net of amortization).

b)    Common stock warrant derivatives

        In June 2008, the EITF reached a conclusion that an equity-linked financial instrument would not be considered indexed to the Corporation's own stock if the strike price is denominated in a currency other than the issuer's functional currency, beginning for fiscal years beginning on or after December 15, 2008. Given that the functional currency of the Corporation is the US dollar and given that the common stock warrant exercise price is denominated in the Canadian dollar, these warrants are now required to be treated as a derivative liability under US GAAP, with changes in fair value recorded to earnings. This guidance was adopted by the Corporation under US GAAP on January 1, 2009.

        Under Canadian GAAP, the Corporation's stock purchase warrants are still treated as equity. Accordingly, for the year ended December 31, 2010, common stock warrant derivatives would decrease by $174.7 million and common stock warrants would increase by $49.6 million under Canadian GAAP. For the year ended December 31, 2009, common stock warrant derivatives and change in fair value of common stock warrants would decrease by $115.4 million and $93.4 million, respectively, under Canadian GAAP. As of December 31, 2009, retained earnings would decrease by $13.0 million and common stock warrants would increase by $35.0 million under Canadian GAAP.

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

        Accordingly, under Canadian GAAP, $5.0 million of the 2008 valuation allowance of $5.5 million was reversed during 2009. A valuation of $1.3 million and $0.5 million was recorded as of December 31, 2010, and 2009, respectively, against the related deferred tax asset for options whose market price is below their share price under Canadian GAAP.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(US dollars in millions, except per share amounts)

24. Reconciliation to Canadian Generally Accepted Accounting Principles (Continued)

Recent Canadian GAAP Accounting Pronouncements

Business Combinations

        In January 2009, the CICA issued CICA 1582, 1601, and 1602, "Business Combinations, Consolidated Financial Statements and Non-Controlling Interests". These sections establish a new section for accounting for a non-controlling interest in a subsidiary. CICA 1582 is effective for business combinations for which the acquisition date is on/after the beginning of the first annual reporting period beginning on/after January 1, 2011. CICA 1601 and CICA 1602 apply to interim and annual consolidated financial statements relating to years beginning on/after January 1, 2011. These sections are available for early adoption. TCM has evaluated these sections and, for Canadian GAAP purposes, does not believe there will be an impact on its consolidated financial statements. TCM did early adopt the sections effective January 1, 2010.

Financial Instruments

        During 2010, the CICA issued CICA 3855, "Financial Instruments—Recognition and Measurement". This amendment was issued to clarify when an embedded prepayment option is separated from its host debt instrument for accounting purposes. Amendments apply to interim and annual financial statements relating to years beginning on or after January 1, 2011. TCM has evaluated this section and, for Canadian GAAP purposes, does not believe there will be an impact on its consolidated financial statements.

25. Summary of Quarterly Financial Data (Unaudited)

        The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2010, 2009 and 2008:

For the Year December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$127.8	$148.4	$161.8	$156.8
Net income (loss)	$1.1	$126.5	$31.1	$(45.0)
Basic net income (loss) per share	$0.01	$0.90	$0.22	$(0.28)
Diluted net income (loss) per share	$0.01	$0.87	$0.22	$(0.28)

For the Year December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$78.8	$74.0	$114.4	$106.2
Net income (loss)	$8.7	$(89.3)	$(1.4)	$26.0
Basic net income (loss) per share	$0.07	$(0.73)	$(0.01)	$0.19
Diluted net income (loss) per share	$0.07	$(0.73)	$(0.01)	$0.18

For the Year December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$254.8	$243.9	$331.1	$181.6
Net income (loss)	$42.6	$59.5	$94.8	$(23.8)
Basic net income (loss) per share	$0.38	$0.51	$0.76	$(0.19)
Diluted net income (loss) per share	$0.33	$0.44	$0.69	$(0.19)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        TCM's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to Thompson Creek's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        The Chief Executive Office and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM's disclosure controls and procedures are effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

        There has been no change in TCM's internal control over financial reporting during the fourth quarter of fiscal year 2010 that has materially affected, or that is reasonably likely to materially affect, TCM's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        The management of TCM is responsible for establishing and maintaining adequate internal control over financial reporting. TCM's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. TCM's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that its receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on its financial statements.

        Management assessed the effectiveness of TCM's internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, TCM's internal control over financial reporting was effective based on the criteria established in Internal Control Integrated Framework.

        Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, Terrane's internal control over financial reporting associated with total assets of $913.4 million (of which $0.0 million in the consolidated financial statements of the Company as of and for the year ended December 31, 2010.

        TCM's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of TCM's internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Thompson Creek Metals Company Inc.:

        We have audited Thompson Creek Metals Company Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Thompson Creek Metals Company Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Thompson Creek Metals Company Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thompson Creek Metals Company, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the years then ended, and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

        Thompson Creek Metals Company Inc. acquired Terrane Metals Corp. during 2010, and management excluded from its assessment of the effectiveness of Thompson Creek Metals Company Inc.'s internal control over financial reporting as of December 31, 2010, Terrane

Metals Corp.'s internal control over financial reporting associated with total assets of $913,386 and total revenues of nil included in the consolidated financial statements of Thompson Creek Metals Company Inc. and subsidiaries as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of Thompson Creek Metals Company Inc. also excluded an evaluation of the internal control over financial reporting of Terrane Metals Corp.

/s/ KPMG LLP

Denver, Colorado
February 24, 2011

ITEM 9B.    OTHER INFORMATION

  Mine Safety Disclosure

        Employee and contractor safety is a fundamental priority for Thompson Creek at all of its operating sites. Thompson Creek has in place a comprehensive safety program that includes extensive health and safety training for all employees and contractors, site inspections, emergency response preparedness, crisis communications training, incident investigation, regulatory compliance training and process auditing, as well as an open dialogue among all levels of employees and contractors. For example, at the Thompson Creek Mine, Thompson Creek utilizes an outside consulting firm to provide behavioral safety training to all employees and contractors working on-site. Thompson Creek's goal is to achieve zero lost time and zero reportable injuries. Thompson Creek strives to eliminate exposure to hazards in the workplace, ensure that it complies with all mine safety resolutions, and support regulatory and industry efforts to improve the health and safety of its employees and contractors along with the industry as a whole.

        Thompson Creek's operations at the Thompson Creek Mine are subject to regulation by the federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, mine operators are required to include in their periodic reports filed with the SEC certain information relating to citations or orders issued under the Mine Act, and certain other mine safety information.

        Below is the information so required for the Thompson Creek Mine for the three months ended December 31, 2010:

  •
  Section 104 Citations:  No citations were issued by MSHA to Thompson Creek under section 104 of the Mine Act.

  •
  Section 104(b) Orders:  No orders were issued by MSHA to Thompson Creek under section 104(b) of the Mine Act.

  •
  Section 104(d) Citations and Orders:  No citations or orders were issued by MSHA to Thompson Creek under section 104(d) of the Mine Act.

  •
  Section 110(b)(2) Violations:  No flagrant violations were issued by MSHA to Thompson Creek under section 110(b)(2) of the Mine Act.

  •
  Section 107(a) Orders:  No imminent danger orders were issued by MSHA to Thompson Creek under section 107(a) of the Mine Act.

  •
  Proposed Assessments:  The total dollar value of proposed assessments from MSHA under the Mine Act for the three months ended December 31, 2010 was zero.

  •
  Mining-Related Fatalities:  There were no mining-related fatalities at the Thompson Creek Mine.

  •
  Pattern or Potential Pattern of Violations:  Thompson Creek received no written notice from MSHA of (i) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health or safety hazards under section 104(e) of the Mine Act, or (ii) the potential to have such a pattern.

  •
  Pending Legal Actions:  At December 31, 2010, Thompson Creek had five pending legal actions before the Federal Mine Safety and Health Review Commission, with a total assessed value of US$7,356. One such action relates to a citation received in 2009; the remainder relate to citations received in 2010.

        Below is the information required for the Thompson Creek Mine for the fiscal year ended December 31, 2010:

  •
  Section 104 Citations:  Twenty citations were issued by MSHA to Thompson Creek under section 104 of the Mine Act.

  •
  Section 104(b) Orders:  No orders were issued by MSHA to Thompson Creek under section 104(b) of the Mine Act.

  •
  Section 104(d) Citations and Orders:  No citations or orders were issued by MSHA to Thompson Creek under section 104(d) of the Mine Act.

  •
  Section 110(b)(2) Violations:  No flagrant violations were issued by MSHA to Thompson Creek under section 110(b)(2) of the Mine Act.

  •
  Section 107(a) Orders:  One imminent danger order was issued by MSHA to Thompson Creek under section 107(a) of the Mine Act.

  •
  Proposed Assessments:  The total dollar value of proposed assessments from MSHA under the Mine Act for the fiscal year ended December 31, 2010 was US$22,091.

  •
  Mining-Related Fatalities:  There were no mining-related fatalities at the Thompson Creek Mine.

  •
  Pattern or Potential Pattern of Violations:  Thompson Creek received no written notice from MSHA of (i) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health or safety hazards under section 104(e) of the Mine Act, or (ii) the potential to have such a pattern.

  •
  Pending Legal Actions:  At December 31, 2010, Thompson Creek had five pending legal actions before the Federal Mine Safety and Health Review Commission, with a total assessed value of US$7,356. One such action relates to a citation received in 2009; the remainder relate to citations received in 2010.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from the registrant's definitive proxy statement for the 2011 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2010.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from the registrant's definitive proxy statement for the 2011 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2010.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from the registrant's definitive proxy statement for the 2011 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2010, with the exception of those items listed below.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth certain information as of December 31, 2010 with respect to shares of Common Stock that may be issued under TCM's Amended Incentive Stock Option Plan (the "2007 Plan"), 2010 Long-Term Incentive Plan (the "2010 Plan") and 2010 Employee Stock Purchase Plan (the "ESPP"). Those three plans are the only equity compensation plans that TCM maintains.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)		Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column(3)(4)
Equity compensation plans approved by stockholders	5,639,216	C$	10.98	3,984,264
Equity compensation plans not approved by stockholders	—		—	—

Total	5,200,166	C$	10.98	3,984,264

(1)
Includes 439,050 shares subject to restricted stock units ("RSUs") or performance share units ("PSUs") that entitle each holder thereof to one share of Common Stock for each unit that vests over the holder's period of continued service and/or the satisfaction or attainment of specified performance criteria.

(2)
Calculated without taking into account 439,050 shares of Common Stock subject to outstanding RSUs and PSUs that will become issuable following the vesting of those units and awards, without any cash consideration or other payment required for those shares.

(3)
As of December 31, 2010, 2,984,264 shares of Common Stock were available for issuance under the 2010 Plan. Such shares may be issued upon the exercise of stock options granted under the 2010 Plan or pursuant to restricted stock issuances, RSU awards, PSU awards, and other equity-based awards under the 2010 Plan.

(4)
As of December 31, 2010, 1,000,000 shares of Common Stock were available for issuance under the ESPP. During the current offering period extending from January 1, 2011 until June 31, 2011, 954,977 shares of Common Stock are available for purchase under the ESPP.

        The 2010 Plan was approved by TCM's stockholders and became effective in May 2010, after which time no new equity awards may be made under the 2007 Plan. The 2010 Plan provides that any shares with respect to awards under the 2007Plan that are forfeited or cancelled after the effective date of the 2010 Plan will thereafter become eligible for issuance under the 2010 Plan. The ESPP was approved by TCM's stockholders in May 2010 and became effective on July 1, 2010.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the registrant's definitive proxy statement for the 2011 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2010.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference from the registrant's definitive proxy statement for the 2011 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2010.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (A)  The following documents are filed as part of this report:

1.    Financial Statements

        The following financial statements of TCM and its subsidiaries are included at the indicated pages of the document as stated below:

2.    Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger among Blue Pearl Mining Ltd., Thompson Creek USA, Blue Pearl USA Ltd. and F. Steven Mooney, dated September 1, 2006 (incorporated by reference to Exhibit 99.123 to TCM's Registration Statement on Form 40-F (File No. 001-33783) filed with the SEC on October 30, 2007).
2.2
Amendment No. 1 to Agreement and Plan of Merger among Blue Pearl Mining Ltd., Thompson Creek USA, Blue Pearl USA Ltd. and F. Steven Mooney, dated September 1, 2006 (incorporated by reference to Exhibit 99.69 to TCM's Registration Statement on Form 40-F (File No. 001-33783) filed with the SEC on October 30, 2007).
2.3	Arrangement Agreement between TCM and Terrane, dated July 15, 2010 (incorporated by reference to Exhibit 2.1 to TCM's Current Report on Form 8-K filed with the SEC on July 21, 2010).
2.4	Letter Agreement between TCM and Terrane, dated August 20, 2010 (incorporated by reference to Exhibit 2.1 to TCM's Current Report on Form 8-K filed with the SEC on August 25, 2010).
*3.1	Notice of Articles, dated September 24, 2010.
3.2	Certificate of Continuation, dated July 29, 2008 (incorporated by reference to Exhibit 3.1 to TCM's Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on March 1, 2010).
3.3	Articles of Continuance, effective July 21, 2008 (incorporated by reference to Exhibit 99.1 to TCM's Report on Form 6-K filed with the SEC on August 27, 2008).
4.1
Common Share Purchase Warrant Indenture, dated June 21, 2007, between Terrane and Pacific Corporate Trust Company, as Warrant Agent, relating to Terrane's common share purchase warrants expiring June 2012 (incorporated by reference to Exhibit 4.1 to TCM's Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).
4.2
Supplement to the Common Share Purchase Warrant Indenture, dated October 20, 2010, among TCM, Terrane and Computershare Trust Company of Canada (successor to Pacific Corporate Trust Company), as Warrant Agent, relating to Terrane's common share purchase warrants expiring June 2012 (incorporated by reference to Exhibit 4.2 to TCM's Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).
4.3
Common Share Purchase Warrant Indenture, dated April 16, 2010, between Terrane and Computershare Trust Company of Canada, as Warrant Agent, relating to Terrane's common share purchase warrants expiring April 2011 (incorporated by reference to Exhibit 4.3 to TCM's Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).
4.4
Supplement to the Common Share Purchase Warrant Indenture, dated October 20, 2010, among TCM, Terrane and Computershare Trust Company of Canada, as Warrant Agent, relating to Terrane's common share purchase warrants expiring April 2011 (incorporated by reference to Exhibit 4.4 to TCM's Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).

Exhibit Number	Description
4.5	Warrant Certificate issued to Goldcorp Canada Ltd. by Terrane on April 15, 2010 (incorporated by reference to Exhibit 4.5 to TCM's Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).
4.6
Common Share Purchase Warrant Indenture, dated October 23, 2006, between Blue Pearl Mining Ltd. and Equity Transfer & Trust Company, as Warrant Agent, relating to TCM's common share purchase warrants expiring October 2011 (incorporated by reference to Exhibit 99.57 to TCM's Registration Statement on Form 40-F (File No. 001-33783) filed with the SEC on October 30, 2007).
10.1
Credit Agreement among TCM, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, dated December 10, 2010 (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on December 13, 2010).
10.2
Guarantee and Collateral Agreement by and among TCM and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated December 10, 2010 (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K (File No. 001-33783) filed with the SEC on December 13, 2010).
10.3
Canadian Guarantee and Collateral Agreement among TCM and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated December 10, 2010 (incorporated by reference to Exhibit 10.3 to TCM's Current Report on Form 8-K filed with the SEC on December 13, 2010).
*10.4	First Amendment to Guarantee and Collateral Agreements among TCM, certain of its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent, dated February 9, 2011.
**10.5
Purchase and Sale Agreement among TCM, Terrane, Royal Gold, Inc. and RGL Royalty AG, dated October 20, 2010 (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on October 20, 2010).
10.6	Lock-up Agreement between TCM and Goldcorp Inc., dated July 15, 2010 (incorporated by reference to Exhibit 10.14 to TCM's Current Report on Form 8-K filed with the SEC on July 21, 2010).
**10.7
Exploration, Development and Mine Operating Agreement between TCML and Nissho Iwai Moly Resources, Inc. (now Sojitz Moly Resources, Inc.) (incorporated by reference to Exhibit 10.8 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
**10.8
Distributorship and Sales Agreement between Blue Pearl Mining Ltd. (now TCM) and Sojitz Corporation, dated September 1, 2006 (incorporated by reference to Exhibit 10.9 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
**10.9
Sales Representative Agreement among Thompson Creek Canada, Ltd., Nissho Iwai Moly Resources, Inc., Thompson Creek Metals Company, LLC and Nissho Iwai Corporation, dated June 12, 1997 (incorporated by reference to Exhibit 10.10 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
10.10
Frame Contract among TCML, Nissho Iwai Moly Resources, Inc., Thompson Creek Metals Company, LLC and Nissho Iwai Corporation, dated June 12, 1997 (incorporated by reference to Exhibit 10.11 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

Exhibit Number	Description
**10.11	Option Agreement between Thompson Creek USA and Sojitz Corporation, dated September 28, 2005 (incorporated by reference to Exhibit 10.12 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
†10.12
Amended and Restated Employment Agreement between Thompson Creek USA and Kevin Loughrey, dated December 30, 2009 (incorporated by reference to Exhibit 10.2 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
†10.13
Amendment to Employment Agreement between Thompson Creek USA and Kevin Loughrey, dated September 27, 2010 (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).
*†10.14	Amendment No. 2 to Employment Agreement between Thompson Creek USA and Kevin Loughrey, dated February 23, 2011.
†10.15
Amended and Restated Employment Agreement between Thompson Creek USA and Pamela L. Saxton, dated December 28, 2009 (incorporated by reference to Exhibit 10.4 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
†10.16
Amendment to Employment Agreement between Thompson Creek USA and Pamela L. Saxton, dated September 27, 2010 (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).
*†10.17	Amendment No. 2 to Employment Agreement between Thompson Creek USA and Pamela L. Saxton, dated February 23, 2011.
†10.18
Employment Agreement between Thompson Creek USA and S. Scott Shellhaas, dated December 29, 2009 (incorporated by reference to Exhibit 10.3 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
†10.19
Amendment to Employment Agreement between Thompson Creek USA and S. Scott Shellhaas, dated September 27, 2010 (incorporated by reference to Exhibit 10.3 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).
*†10.20	Amendment No. 2 to Employment Agreement between Thompson Creek USA and S. Scott Shellhaas, dated February 23, 2011.
†10.21
Amended and Restated Employment Agreement between Thompson Creek USA and Mark A. Wilson, dated December 30, 2009 (incorporated by reference to Exhibit 10.5 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
†10.22
Amendment to Employment Agreement between Thompson Creek USA and Mark A. Wilson, dated September 27, 2010 (incorporated by reference to Exhibit 10.4 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).
*†10.23	Amendment No. 2 to Employment Agreement between Thompson Creek USA and Mark A. Wilson, dated February 23, 2011.
†10.24
Amended and Restated Employment Agreement between Thompson Creek USA and Dale Huffman, dated January 4, 2010 (incorporated by reference to Exhibit 10.5 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
†10.25
Thompson Creek Metals Company Inc. Amended Incentive Stock Option Plan (incorporated by reference to Exhibit 99.30 to TCM's Registration Statement on Form 40-F (File No. 001-33783) filed with the SEC on October 30, 2007).

Exhibit Number	Description
†10.26	Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to TCM's Definitive Proxy Statement filed with the SEC on April 8, 2010).
†10.27
Amendments to the Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated herein by reference to the Supplement to Definitive Proxy Statement filed with the SEC on April 23, 2010).
10.28
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to TCM's Annual Report on Form 10-Q filed with the SEC on November 4, 2010).
10.29
Form of Amended and Restated Restricted Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to TCM's Annual Report on Form 10-Q filed with the SEC on November 4, 2010).
10.30
Form of Amended and Restated Stock Option Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to TCM's Annual Report on Form 10-Q filed with the SEC on November 4, 2010).
†10.31	Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to TCM's Definitive Proxy Statement filed with the SEC on April 8, 2010).
14.1
Code of Business Conduct and Ethics adopted by the TCM Board of Directors on February 25, 2010 (incorporated by reference to Exhibit 14.1 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
*21.1	Subsidiaries of TCM.
*23.1	Consent of KPMG LLP.
*23.2	Consent of PricewaterhouseCoopers LLP
*23.3	Consent of John M. Marek, P.E.
*23.4	Consent of Michael J. Lechner, P. Geo.
*23.5	Consent of Herbert E. Welhener, MMSA-QPM
*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.

Exhibit Number	Description
101	The following materials from the Annual Report on Form 10-K of Thompson Creek Metals Company Inc. for the year ended December 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.††

*
Filed herewith.

**
Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the SEC pursuant to a request for confidential treatment.

†
Denotes management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.

††
Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Littleton, State of Colorado, on February 24, 2011.

THOMPSON CREEK METALS COMPANY INC.
/s/ KEVIN LOUGHREY Kevin Loughrey Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on February 24, 2011.

Signature	Title

/s/ KEVIN LOUGHREY Kevin Loughrey	Chairman, Chief Executive Officer and Director
/s/ TIMOTHY J. HADDON Timothy J. Haddon	Director
/s/ DENIS C. ARSENAULT Denis C. Arsenault	Director
/s/ CAROL T. BANDUCCI Carol T. Banducci	Director
/s/ JAMES L. FREER James L. Freer	Director
/s/ JAMES P. GEYER James P. Geyer	Director
/s/ THOMAS J. O'NEIL Thomas J. O'Neil	Director
/s/ PAMELA L. SAXTON Pamela L. Saxton	Chief Financial Officer and Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger among Blue Pearl Mining Ltd., Thompson Creek USA, Blue Pearl USA Ltd. and F. Steven Mooney, dated September 1, 2006 (incorporated by reference to Exhibit 99.123 to TCM's Registration Statement on Form 40-F (File No. 001-33783) filed with the SEC on October 30, 2007).
2.2
Amendment No. 1 to Agreement and Plan of Merger among Blue Pearl Mining Ltd., Thompson Creek USA, Blue Pearl USA Ltd. and F. Steven Mooney, dated September 1, 2006 (incorporated by reference to Exhibit 99.69 to TCM's Registration Statement on Form 40-F (File No. 001-33783) filed with the SEC on October 30, 2007).
2.3	Arrangement Agreement between TCM and Terrane, dated July 15, 2010 (incorporated by reference to Exhibit 2.1 to TCM's Current Report on Form 8-K filed with the SEC on July 21, 2010).
2.4	Letter Agreement between TCM and Terrane, dated August 20, 2010 (incorporated by reference to Exhibit 2.1 to TCM's Current Report on Form 8-K filed with the SEC on August 25, 2010).
*3.1	Notice of Articles, dated September 24, 2010.
3.2	Certificate of Continuation, dated July 29, 2008 (incorporated by reference to Exhibit 3.1 to TCM's Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on March 1, 2010).
3.3	Articles of Continuance, effective July 21, 2008 (incorporated by reference to Exhibit 99.1 to TCM's Report on Form 6-K filed with the SEC on August 27, 2008).
4.1
Common Share Purchase Warrant Indenture, dated June 21, 2007, between Terrane and Pacific Corporate Trust Company, as Warrant Agent, relating to Terrane's common share purchase warrants expiring June 2012 (incorporated by reference to Exhibit 4.1 to TCM's Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).
4.2
Supplement to the Common Share Purchase Warrant Indenture, dated October 20, 2010, among TCM, Terrane and Computershare Trust Company of Canada (successor to Pacific Corporate Trust Company), as Warrant Agent, relating to Terrane's common share purchase warrants expiring June 2012 (incorporated by reference to Exhibit 4.2 to TCM's Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).
4.3
Common Share Purchase Warrant Indenture, dated April 16, 2010, between Terrane and Computershare Trust Company of Canada, as Warrant Agent, relating to Terrane's common share purchase warrants expiring April 2011 (incorporated by reference to Exhibit 4.3 to TCM's Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).
4.4
Supplement to the Common Share Purchase Warrant Indenture, dated October 20, 2010, among TCM, Terrane and Computershare Trust Company of Canada, as Warrant Agent, relating to Terrane's common share purchase warrants expiring April 2011 (incorporated by reference to Exhibit 4.4 to TCM's Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).

Exhibit Number	Description
4.5	Warrant Certificate issued to Goldcorp Canada Ltd. by Terrane on April 15, 2010 (incorporated by reference to Exhibit 4.5 to TCM's Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).
4.6
Common Share Purchase Warrant Indenture, dated October 23, 2006, between Blue Pearl Mining Ltd. and Equity Transfer & Trust Company, as Warrant Agent, relating to TCM's common share purchase warrants expiring October 2011 (incorporated by reference to Exhibit 99.57 to TCM's Registration Statement on Form 40-F (File No. 001-33783) filed with the SEC on October 30, 2007).
10.1
Credit Agreement among TCM, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, dated December 10, 2010 (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on December 13, 2010).
10.2
Guarantee and Collateral Agreement by and among TCM and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated December 10, 2010 (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K (File No. 001-33783) filed with the SEC on December 13, 2010).
10.3
Canadian Guarantee and Collateral Agreement among TCM and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated December 10, 2010 (incorporated by reference to Exhibit 10.3 to TCM's Current Report on Form 8-K filed with the SEC on December 13, 2010).
*10.4	First Amendment to Guarantee and Collateral Agreements among TCM, certain of its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent, dated February 9, 2011.
**10.5
Purchase and Sale Agreement among TCM, Terrane, Royal Gold, Inc. and RGL Royalty AG, dated October 20, 2010 (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on October 20, 2010).
10.6	Lock-up Agreement between TCM and Goldcorp Inc., dated July 15, 2010 (incorporated by reference to Exhibit 10.14 to TCM's Current Report on Form 8-K filed with the SEC on July 21, 2010).
**10.7
Exploration, Development and Mine Operating Agreement between TCML and Nissho Iwai Moly Resources, Inc. (now Sojitz Moly Resources, Inc.) (incorporated by reference to Exhibit 10.8 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
**10.8
Distributorship and Sales Agreement between Blue Pearl Mining Ltd. (now TCM) and Sojitz Corporation, dated September 1, 2006 (incorporated by reference to Exhibit 10.9 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
**10.9
Sales Representative Agreement among Thompson Creek Canada, Ltd., Nissho Iwai Moly Resources, Inc., Thompson Creek Metals Company, LLC and Nissho Iwai Corporation, dated June 12, 1997 (incorporated by reference to Exhibit 10.10 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
10.10
Frame Contract among TCML, Nissho Iwai Moly Resources, Inc., Thompson Creek Metals Company, LLC and Nissho Iwai Corporation, dated June 12, 1997 (incorporated by reference to Exhibit 10.11 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

Exhibit Number	Description
**10.11	Option Agreement between Thompson Creek USA and Sojitz Corporation, dated September 28, 2005 (incorporated by reference to Exhibit 10.12 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
†10.12
Amended and Restated Employment Agreement between Thompson Creek USA and Kevin Loughrey, dated December 30, 2009 (incorporated by reference to Exhibit 10.2 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
†10.13
Amendment to Employment Agreement between Thompson Creek USA and Kevin Loughrey, dated September 27, 2010 (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).
*†10.14	Amendment No. 2 to Employment Agreement between Thompson Creek USA and Kevin Loughrey, dated February 23, 2011.
†10.15
Amended and Restated Employment Agreement between Thompson Creek USA and Pamela L. Saxton, dated December 28, 2009 (incorporated by reference to Exhibit 10.4 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
†10.16
Amendment to Employment Agreement between Thompson Creek USA and Pamela L. Saxton, dated September 27, 2010 (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).
*†10.17	Amendment No. 2 to Employment Agreement between Thompson Creek USA and Pamela L. Saxton, dated February 23, 2011.
†10.18
Employment Agreement between Thompson Creek USA and S. Scott Shellhaas, dated December 29, 2009 (incorporated by reference to Exhibit 10.3 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
†10.19
Amendment to Employment Agreement between Thompson Creek USA and S. Scott Shellhaas, dated September 27, 2010 (incorporated by reference to Exhibit 10.3 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).
*†10.20	Amendment No. 2 to Employment Agreement between Thompson Creek USA and S. Scott Shellhaas, dated February 23, 2011.
†10.21
Amended and Restated Employment Agreement between Thompson Creek USA and Mark A. Wilson, dated December 30, 2009 (incorporated by reference to Exhibit 10.5 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
†10.22
Amendment to Employment Agreement between Thompson Creek USA and Mark A. Wilson, dated September 27, 2010 (incorporated by reference to Exhibit 10.4 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).
*†10.23	Amendment No. 2 to Employment Agreement between Thompson Creek USA and Mark A. Wilson, dated February 23, 2011.
†10.24
Amended and Restated Employment Agreement between Thompson Creek USA and Dale Huffman, dated January 4, 2010 (incorporated by reference to Exhibit 10.5 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
†10.25
Thompson Creek Metals Company Inc. Amended Incentive Stock Option Plan (incorporated by reference to Exhibit 99.30 to TCM's Registration Statement on Form 40-F (File No. 001-33783) filed with the SEC on October 30, 2007).

Exhibit Number	Description
†10.26	Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to TCM's Definitive Proxy Statement filed with the SEC on April 8, 2010).
†10.27
Amendments to the Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated herein by reference to the Supplement to Definitive Proxy Statement filed with the SEC on April 23, 2010).
10.28
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to TCM's Annual Report on Form 10-Q filed with the SEC on November 4, 2010).
10.29
Form of Amended and Restated Restricted Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to TCM's Annual Report on Form 10-Q filed with the SEC on November 4, 2010).
10.30
Form of Amended and Restated Stock Option Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to TCM's Annual Report on Form 10-Q filed with the SEC on November 4, 2010).
†10.31	Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to TCM's Definitive Proxy Statement filed with the SEC on April 8, 2010).
14.1
Code of Business Conduct and Ethics adopted by the TCM Board of Directors on February 25, 2010 (incorporated by reference to Exhibit 14.1 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
*21.1	Subsidiaries of TCM.
*23.1	Consent of KPMG LLP.
*23.2	Consent of PricewaterhouseCoopers LLP
*23.3	Consent of John M. Marek, P.E.
*23.4	Consent of Michael J. Lechner, P. Geo.
*23.5	Consent of Herbert E. Welhener, MMSA-QPM
*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.

Exhibit Number	Description
101	The following materials from the Annual Report on Form 10-K of Thompson Creek Metals Company Inc. for the year ended December 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.††

*
Filed herewith.

**
Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the SEC pursuant to a request for confidential treatment.

†
Denotes management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.

††
Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.