Form 10-Q
period 2011-03-31
Thompson Creek Metals CO Inc.
filed 2011-05-06
CIK 1415020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 6, 2011 there were 167,480,460 shares of our common stock, no par value, outstanding.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(in millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$303.0	$316.0
Accounts receivable—trade	96.8	63.3
Accounts receivable—related parties	10.0	10.0
Product inventory	68.9	75.5
Material and supplies inventory	32.3	31.5
Prepaid expense and other current assets	5.3	7.6
Income tax receivable	7.2	12.9
	523.5	516.8
Property, plant and equipment, net	1,831.2	1,696.1
Restricted cash	25.5	23.5
Reclamation deposits	24.8	24.7
Goodwill	47.0	47.0
Other assets	11.7	9.6
	$2,463.7	$2,317.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$99.8	$64.8
Income and mining taxes payable	15.1	3.7
Current portion of long-term debt	5.7	5.4
Deferred income tax liabilities	10.2	7.7
Other current liabilities	—	0.2
	130.8	81.8
Gold Stream deferred revenue	226.5	226.5
Long-term debt	14.8	16.6
Other liabilities	23.0	22.4
Asset retirement obligations	30.4	29.2
Common stock warrant derivatives	108.3	174.7
Deferred income tax liabilities	333.0	336.6
	866.8	887.8
Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock, no-par, 165,813,524 and 165,189,873 shares issued and outstanding, as of March 31, 2011 and December 31, 2010, respectively	988.5	980.9
Additional paid-in capital	49.2	49.2
Retained earnings	475.4	346.5
Accumulated other comprehensive income	83.8	53.3
	1,596.9	1,429.9
	$2,463.7	$2,317.7

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in millions, except per share amounts)
REVENUES
Molybdenum sales	$202.4	$124.0
Tolling, calcining and other	4.3	3.8
Total revenues	206.7	127.8
COSTS AND EXPENSES
Cost of sales
Operating expenses	98.0	76.3
Depreciation, depletion and amortization	18.4	11.0
Total cost of sales	116.4	87.3
Selling and marketing	2.4	1.5
Accretion expense	0.5	0.4
General and administrative	7.9	5.8
Exploration	3.6	1.7
Total costs and expenses	130.8	96.7
OPERATING INCOME	75.9	31.1
OTHER (INCOME) EXPENSE
Loss on foreign exchange	0.3	0.6
Interest and finance fees, net	0.9	0.1
Change in fair value of common stock warrants	(66.0)	24.5
Other	(0.2)	(0.1)
Total other (income) and expense	(65.0)	25.1
Income before income and mining taxes	140.9	6.0
Income and mining tax expense	12.0	4.9
NET INCOME	$128.9	$1.1
NET INCOME PER SHARE
Basic	$0.78	$0.01
Diluted	$0.73	$0.01
Weighted average number of common shares
Basic	165.6	139.6
Diluted	176.5	149.3

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$128.9	$1.1
Items not affecting cash:
Change in fair value of warrants	(66.0)	24.5
Depreciation, depletion and amortization	18.4	11.0
Accretion expense	0.5	0.4
Amortization of finance fees	0.5	—
Stock-based compensation	1.8	2.5
Deferred income taxes (benefit)	(5.3)	(1.8)
Unrealized loss on derivative instruments	—	0.6
Change in working capital accounts (Note 13)	(2.2)	(12.7)
Cash generated by operating activities	76.6	25.6
INVESTING ACTIVITIES
Short-term investments	—	(30.1)
Capital expenditures	(92.9)	(19.4)
Restricted cash	(1.9)	(1.5)
Cash used in investing activities	(94.8)	(51.0)
FINANCING ACTIVITIES
Debt issuance costs	(1.5)	—
Repayment of debt	(1.5)	(1.5)
Proceeds from issuance of common shares, net	5.4	2.0
Cash generated by financing activities	2.4	0.5
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.8	2.4
DECREASE IN CASH AND CASH EQUIVALENTS	(13.0)	(22.5)
Cash and cash equivalents, beginning of period	316.0	158.5
Cash and cash equivalents, end of period	$303.0	$136.0

Supplementary cash flow information (Note 13)

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY and COMPREHENSIVE INCOME

Three Months Ended March 31, 2011

(Unaudited)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
	(in millions, except share data in thousands)

Balances at January 1, 2011	165,190	$980.9	$49.2	$346.5	$53.3	$1,429.9
Amortization of stock-based compensation	—	—	1.8	—	—	1.8
Stock option exercises	552	6.6	(2.1)	—	—	4.5
Tax benefit of stock option exercises	—	—	0.3	—	—	0.3
Warrant exercises	72	1.0	—	—	—	1.0
Comprehensive income:
Net income	—	—	—	128.9	—	128.9
Foreign currency translation	—	—	—	—	30.5	30.5
Total comprehensive income	—	—	—	—	—	159.4
Balances at March 31, 2011	165,814	$988.5	$49.2	$475.4	$83.8	$1,596.9

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted. This report should be read in conjunction with Thompson Creek Metals Company Inc.’s (“TCM” or the “Company”) consolidated financial statements and notes contained in its Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. TCM bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.  Certain comparative information has been reclassified to conform to the current year’s presentation.

The consolidated financial statements include the accounts of TCM and its subsidiaries, and intercompany accounts and transactions have been eliminated in consolidation.  Financial amounts are presented in United States (“US”) dollars unless otherwise stated.  References to C$ are Canadian dollars.

2. Terrane Acquisition

On October 20, 2010, TCM acquired 100% of the issued and outstanding equity of Terrane Metals Corp. (“Terrane”).  At December 31, 2010, the allocation of the purchase price was recorded using preliminary estimates related to the fair value of the mineral properties acquired.   As of March 31, 2011, there have been no adjustments to the allocation of the purchase price that was recorded using preliminary estimates at December 31, 2010.

3. Inventory

The carrying value of product inventory is as follows:

	March 31, 2011	December 31, 2010
Finished product	$40.8	$54.4
Work-in-process	23.7	16.6
Stockpiled ore	4.4	4.5
	$68.9	$75.5

As of March 31, 2011 and December 31, 2010, the market value of TCM’s product inventory exceeded the carrying value.

4. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	March 31, 2011	December 31, 2010
Mining properties	$1,224.0	$1,214.3
Mine development	74.8	15.4
Mining equipment	320.9	310.6
Processing facilities	132.9	124.7
Construction in progress	288.0	217.8
Other	5.1	6.9
	2,045.7	1,889.7
Less: Accumulated depreciation, depletion and amortization	(214.5)	(193.6)
	$1,831.2	$1,696.1

The construction in progress balance included $265.7 million and $213.8 million related to the mill expansion project at the Endako Mine as of March 31, 2011 and December 31, 2010, respectively.  The mine development balance relates to the development of Mt. Milligan since the acquisition of Terrane by TCM.  No depreciation is currently being recognized on construction in progress or mine development as neither the new mill nor the Mt. Milligan project have yet been completed or placed into service.

5. Derivative Financial Instruments

TCM enters into various derivative financial instruments in its normal course of operations.  None of TCM’s derivative instruments are treated as hedges for accounting purposes, and all are recorded on the consolidated balance sheet at fair value with changes in fair value recorded to the consolidated statements of income, except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception. TCM is exposed to credit loss when counterparties with which it has entered into derivative transactions are unable to pay. To reduce counterparty credit exposure, TCM deals only with large credit-worthy financial institutions and companies and limits credit exposure to each. TCM believes the counterparties to the contracts to be credit-worthy entities, and therefore, TCM believes credit risk of counterparty non-performance is relatively low.  For information regarding the nature and types of TCM’s derivatives, see the references noted in the following tables.

The following table summarizes the location and fair value amounts of all derivative financial instruments in the consolidated balance sheets:

		Fair Value
Derivative Type	Balance Sheet Classification	March 31, 2011	December 31, 2010
Derivative assets
Provisionally-priced sales (a)	Accounts receivable—trade	$(0.2)	$0.1
Fixed-priced contracts—current (b)	Prepaid expense and other current assets	1.3	1.7
Forward currency contracts (c)	Prepaid expense and other current assets	0.6	—
Total derivative assets		$1.7	$1.8
Derivative liabilities
Common stock warrant derivatives (d)	Common stock warrant derivatives	108.3	174.7
Total derivative liabilities		$108.3	$174.7

The following table sets forth the gains (losses) on derivative instruments for the three months ended March 31, 2011 and 2010:

		Gain/(loss) for the Three Months Ended
Derivative Type	Statement of Operations Classification	March 31, 2011	March 31, 2010
Provisionally-priced sales (a)	Molybdenum sales	$(0.1)	$0.7
Provisionally-priced purchases (a)	Operating expenses	(0.4)	—
Fixed-priced contracts (b)	Molybdenum sales	0.4	(0.1)
Forward currency contracts (c)	(Loss) gain on foreign exchange	(0.6)	0.1
Common stock warrant derivatives (d)	Change in fair value of common stock warrants	66.0	(24.5)
		$65.3	$(23.8)

(a)          Provisionally-Priced Contracts

Certain molybdenum sales contracts provide for provisional pricing as specified in such contracts.  These sales contain an embedded derivative related to the provisional pricing mechanism, which is bifurcated and accounted for as a derivative.

TCM also enters into provisionally-priced molybdenum purchase contracts that also contain an embedded derivative, which is bifurcated and accounted for as a derivative.  Changes to the fair values of the embedded derivatives related to provisionally-priced molybdenum purchases are included in operating expenses in the consolidated statements of income as the product is sold.

TCM determines the fair value of its provisionally-priced contracts using a market approach based upon observable inputs from published market prices and contract terms.

The following table sets forth TCM’s outstanding provisionally-priced contracts as of March 31, 2011, which all mature in 2011:

Pounds to be Sold/Purchased (000’s lb)
Provisionally-priced sales	313
Provisionally-priced purchases	623

(b)                               Fixed-Priced Contracts

TCM’s results of operations and operating cash flows are affected by changes in market prices for mineral products. To mitigate a portion of this risk, TCM enters into certain mineral product sales contracts where it sells future production at fixed prices. These fixed prices may be different than the quoted market prices at the date of sale. Forward sales contracts in place at March 31, 2011 for molybdenum cover the period through December 31, 2011.

The following table sets forth TCM’s outstanding fixed-priced molybdenum sales contracts as of March 31, 2011:

March 31,
2011
Molybdenum committed (000’s lb)	807
Average price ($/lb)	$19.23

(c)                                Forward Currency Contracts

TCM transacts business in various currencies in the normal course of its operations and for capital expenditures.  Moreover, with all of its revenues denominated in U.S. dollars, TCM has an on-going foreign exchange risk with respect to its Canadian operations.  To help mitigate this risk, TCM, from time to time, enters into various hedging instruments such as foreign currency forward contracts and collars. The terms of these instruments are typically less than one year.  As of March 31, 2011, TCM had open forward currency contracts for the purchase of C$40 million at exchange rates ranging from $0.98 to $1.00 with another $100 million covered by foreign currency collars, of which $50 million expired on April 13, 2011.  At December 31, 2010, TCM had no open forward currency contracts.

(d)                               Common Stock Warrant Derivatives

As described in Note 8 of the consolidated financial statements in TCM’s 2010 Form 10-K under “Common stock warrant derivatives”, TCM is required to account for its common stock warrants as derivative liabilities with the changes in fair value recorded to the consolidated statements of income.

The following table summarizes common share warrant transactions during the current period:

Number of Warrants (000’s)
Balance, December 31, 2010	80,384
Warrants exercised	(1,363)
Balance, March 31, 2011	79,021

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

	Fair Value at March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Provisionally-priced sales	$(0.2)	$—	$(0.2)	$—
Fixed-priced contracts—current	1.3	—	—	1.3
Foreign currency contracts	0.6	—	0.6	—
	$1.7	$—	$0.4	$1.3
Liabilities:
Common stock warrant derivatives	$108.3	$108.3	$—	$—
	$108.3	$108.3	$—	$—

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Provisionally-priced sales	$0.1	$—	$0.1	$—
Fixed-priced contracts—current	1.7	—	—	1.7
	$1.8	$—	$0.1	$1.7
Liabilities:
Common stock warrant derivatives	$174.7	$174.7	$—	$—
	$174.7	$174.7	$—	$—

The following table sets forth a summary of the fair value of TCM’s Level 3 financial assets and liabilities for the three months ended March 31, 2011:

Fixed- Priced Contracts
Balance at January 1, 2011	$1.7
Unrealized and realized (gain)	(0.4)
Balance at March 31, 2011	$1.3

As of March 31, 2011 and December 31, 2010, the carrying values of TCM’s financial assets and liabilities are not significantly different from their fair values.

7. Long-term Debt

Credit facility

As of March 31, 2011, TCM has in place a senior secured revolving credit agreement (the “Credit Agreement”).  On February 24, 2011, TCM entered into the First Amendment to Credit Agreement (the “First Amendment”) to amend the total amount available for borrowing under the Credit Agreement.  Pursuant to the First Amendment, the total amount available for borrowing by TCM under the Credit Agreement increased from $290 million to $300 million.  The obligations of TCM in respect of the Credit

Facility are secured by a senior lien on substantially all of the tangible and intangible assets of TCM.  The Credit Agreement includes both standard financial and non-financial covenants, including ratio tests for leverage and interest coverage and a liquidity test.  As of March 31, 2011, TCM was in compliance with the Credit Agreement financial covenants.

As of March 31, 2011, TCM had no outstanding borrowings under the Credit Agreement and had issued and outstanding $1.0 million in letters of credit. Interest and finance fees expense for the three months ended March 31, 2011 related to the Credit Agreement was $1.0 million.

Equipment financing facility

On March 30, 2011, TCM entered into an equipment financing facility (“Equipment Facility”) pursuant to which Caterpillar Financial Services Limited (“Caterpillar”) has agreed to underwrite up to $132 million in mobile fleet equipment financing for the Mt. Milligan project.  Each borrowing under the Equipment Facility will be for a term of 60 months.  TCM will pay interest on the amounts borrowed under the Equipment Facility at either floating or fixed rates, at TCM’s option.  TCM’s ability to borrow under the Equipment Facility will terminate 33 months following its effective date (or such later date as may be agreed upon by Caterpillar), and any unused commitments under the Equipment Facility will then terminate and no longer be available to TCM.  At the end of each 60-month lease period, TCM will have the option to purchase the underlying equipment for a nominal sum.  The Equipment Facility includes both standard financial and non-financial covenants, including ratio tests for leverage and interest coverage.  As of March 31, 2011, TCM had no outstanding borrowing under the Equipment Facility and was in compliance with its covenants.

8.  Commitments and Contingencies

Legal matters

Below are descriptions of certain legal actions which involve certain properties of TCM.  Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on TCM’s future consolidated financial position, results of operations or cash flows.

In  May 2010, the Stellat’en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and TCM alleging that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government  breached its duty to consult with the Stellat’en First Nation in relation to the impacts of the Endako Mine and the mill expansion.  The petitioners seek a declaration that the Provincial Crown has not fulfilled its duty to consult with them in relation to the mill expansion project at the Endako Mine, a declaration that the mining permits and/or tenures held by TCM are invalid, an order quashing or setting aside the decision to issue a permit amendment to TCM, and an injunction prohibiting further construction or alterations to the Endako Mine relating to the mill expansion project at the Endako Mine.  The government and TCM filed materials in response to the petition, and the matter was heard by the Supreme Court of British Columbia in a hearing that took place in late February and early March of 2011.  The timing of the release of the judge’s decision in this matter is unknown.

In January, August and December of 2010, the Nak’azdli First Nation commenced three separate legal proceedings against Federal or Provincial governments in Canada asserting that it was not adequately consulted by such governments before Terrane was granted various approvals relating to the Mt. Milligan Project.  No claim of wrongdoing on the part of TCM or Terrane is alleged, and no claim for damages against TCM or Terrane is sought, in any of such three proceedings. TCM is not a party in any of the proceedings. Terrane has either been named or has had itself added as a participant in two of these proceedings because the relief that is sought in the proceedings would, if granted, have the potential to affect the work being done on the Mt. Milligan project.

Molybdenum purchases

In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of March 31, 2011, TCM had commitments to purchase approximately 6.2 million pounds of molybdenum sulfide concentrate throughout the remainder of 2011, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

Capital purchase commitments

As of March 31, 2011, TCM had contractual obligations related to the mill expansion project at the Endako Mine of $0.3 million (75% share), and $283.5 million for engineering and equipment related to the development of Mt. Milligan.

Guarantees

As discussed in the 2010 Form 10-K, on December 9, 2009, TCM entered into a credit support agreement with British Columbia Hydro and Power Authority (“BC Hydro”) related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the Endako mill expansion project, estimated at C$16.5 million.  Subsequent to the commissioning of the new mill and subject to annual measurements of BC Hydro’s incremental revenues following the mill’s commissioning, some or all of this financial assurance may, thereafter, be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The new mill facility is currently scheduled for completion in late 2011. The amount of the guarantee as of March 31, 2011 was C$16.5 million. As part of the financial guarantee, TCM provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro.  The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility.  At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

As of March 31, 2011, a shortfall in Endako’s future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

9.  Income and Mining Taxes

Income and mining taxes for the three months ended March 31, 2011 and 2010 were $12.0 million and $4.9 million, respectively.  The effective tax rates of 8.5% and 81.7% for the three months ended March 31, 2011 and 2010, respectively, differ from the amounts that would result from applying the Canadian federal and provincial income tax rates primarily due to the US percentage depletion benefit and the non-taxable change in the fair value of common stock warrants.

The 2011 effective tax rate differs from the 2010 effective tax rate primarily due to the non-taxable change in the fair value of TCM’s common stock warrants.

10.  Stock-Based Compensation

On May 6, 2010, TCM’s shareholders approved the 2010 Long-Term Incentive Plan (“LTIP”) and the 2010 Employee Stock Purchase Plan (“ESPP”).  Under the LTIP, TCM can grant stock options, share appreciation rights, restricted shares, restricted share units, performance share units, or shares granted as bonus compensation.  As of March 31, 2011, TCM has granted stock options, performance share units and restricted share units under the LTIP, as discussed below.

a)            Stock Options

The expiration date and vesting provisions of options granted are established at the time an award is made. Options may be exercised by the holder upon vesting of the option award. When an option is exercised, TCM issues the requisite shares from authorized but unissued common stock. The exercise price of option grants awarded is equal to the weighted-average trading price of the underlying shares over the five consecutive trading days immediately before the award date.

The following table summarizes stock option activity during the three months ended March 31, 2011:

	Shares (000’s)	Weighted Average Exercise Price (C$)
Stock options outstanding at January 1, 2011	5,200	$10.98
Granted	91	12.85
Exercised	(507)	8.10
Canceled/expired	(54)	11.66
Stock options outstanding at March 31, 2011	4,730	$11.32

For the three months ended March 31, 2011 and 2010, TCM recorded compensation expense related to stock options of $1.3 million and $2.5 million, respectively.

b)            Performance Share Units

As of March 31, 2011, a total of 230,000 performance share units (“PSUs”) have been granted to eligible executives. The vesting of the PSUs is contingent upon employee service and the performance of TCM’s share price relative to the established award price.  At each anniversary date during the vesting period, if the per share closing price of TCM’s common stock on such date is at or higher than the award price, then the awards will vest one-third, and the requisite shares will be issued from authorized but unissued common stock.  If the closing price is less than the award price, and, therefore, the share price condition is not achieved, then those

PSUs do not vest and are carried forward to the following anniversary date.  Any PSUs not vested at the end of the three-year vesting period  will expire.

PSUs granted are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant.  The Monte Carlo model is based on random projections of stock price paths.  The estimated fair value of the PSUs granted is $6.68 per unit, and TCM established an award price of $11.88 per unit.  For the three months ended March 31, 2011, TCM recorded $0.3 million of compensation expense related to the PSUs in its consolidated statements of income.

c)            Restricted Stock Units

As of March 31, 2011, a total of 209,050 restricted stock units (“RSUs”) have been granted to certain eligible employees and directors.  TCM accounts for RSUs at fair value, which is based on the market value of TCM’s common shares on the day of grant and recognized over the vesting period of three years.  Upon vesting, TCM will issue the requisite shares from authorized but unissued common stock.  The market value of RSUs granted was $9.13 per share, which resulted in TCM recording $0.2 million of compensation expense for the three months ended March 31, 2011 related to the RSUs granted.

11. Net Income per Share

The following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net income per share for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010
Net income	$128.9	$1.1
Basic weighted-average number of shares outstanding	165.6	139.6
Effect of dilutive securities
Common stock warrants	8.9	8.6
Share-based awards	2.0	1.1
Diluted weighted-average number of shares outstanding	176.5	149.3
Net income per share
Basic	$0.78	$0.01
Diluted	$0.73	$0.01

For the three months ended March 31, 2011 and 2010, approximately 1.0 million stock options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM’s common stock for the period.

12. Related Party Transactions

Total sales to TCM’s Endako Mine joint venture partner were $52.5 million and $33.6 million for the three months ended March 31, 2011 and 2010, respectively. This represented 25.4% and 26.3% of TCM’s total revenues for the three months ended March 31, 2011 and 2010, respectively.

For each of the three months ended March 31, 2011 and 2010, TCM recorded management fee income of $0.1 million, and selling and marketing expenses of $0.2 million, from this joint venture partner.

As of March 31, 2011 and December 31, 2010, TCM’s related accounts receivable, owing from this joint venture partner remained consistent at $10.0 million.

13. Supplementary Cash Flow Information

	For the Three Months Ended March 31,
	2011	2010
Change in working capital accounts:
Accounts receivable	$(33.2)	$(11.2)
Product inventory	7.6	(11.2)
Material and supplies inventory	(0.6)	1.3
Prepaid expense and other current assets	2.4	0.4
Income tax receivable	5.8	(2.0)
Accounts payable and accrued liabilities	4.4	6.6
Income and mining taxes payable	11.4	3.4
	$(2.2)	$(12.7)
Cash interest paid	$0.2	$0.1
Cash income taxes paid	$—	$5.2
Non-cash change in capital accrual	$28.5	$9.6

14. Concentration of Credit Risk

TCM is exposed to counterparty risk from its cash and cash equivalent balances, its short-term cash investments, and its reclamation deposits held by financial institutions and governmental entities. TCM monitors its positions with, and the credit quality of, the financial institutions and companies in which it invests its cash, cash equivalents and short-term investments, and that hold its reclamation deposits. Counterparties to cash balances, money market instruments, government treasury securities and its reclamation deposits are US and Canadian institutions and the US and Canadian governments. TCM’s investment policy limits investments to government-backed financial instruments, other than balances maintained in various bank operating accounts.

TCM manages its credit risk from its accounts receivable through its collection activities. As of March 31, 2011, TCM had seven customers which owed TCM more than $3.0 million and accounted for approximately 41% of all receivables outstanding. Another 15 customers had balances greater than $1.0 million but less than $3.0 million that accounted for approximately 25% of total receivables.  All of these balances were compliant with credit terms and scheduled payment dates.

TCM’s maximum counterparty and credit risk exposure is the carrying value of its cash and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and fixed rate debt approximate fair value as of March 31, 2011.

15. Segment Information

TCM has three reportable segments: US Operations Molybdenum, Canadian Operations Molybdenum, and Copper-Gold (Development). The US Operations segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the Thompson Creek Mine and the Langeloth Facility, as well as all roasting and sales of third-party purchased material. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Copper-Gold (Development) segment includes all development expenditures and development site administration from Mt. Milligan. The Inter-segment represents the elimination of management fee income, and revenue and cost of sales of product transported from the Canadian Operations to the US Operations for processing. TCM’s chief operating decision makers (Chief Executive Officer and Chief Operating Officer) evaluate segment performance based on segment revenue less costs and expenses. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration, and interest income and expense items to its reporting segments.  Segment information for the three months ended as of March 31, 2011 and 2010 is as follows:

For the three months ended March 31, 2011:

	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter- segment	Total
Revenues
Molybdenum sales	$167.3	$35.1	$—	$—	$202.4
Tolling, calcining and other	4.3	—	—	—	4.3
	171.6	35.1	—	—	206.7
Cost and expenses
Operating expenses	72.1	25.9	—	—	98.0
Selling and marketing	1.8	1.0	—	(0.4)	2.4
Depreciation, depletion and amortization	10.0	8.1	—	—	18.1
Accretion expense	0.4	0.1	—	—	0.5
	84.3	35.1	—	(0.4)	119.0
Segment revenue less costs and expenses	87.3	0.0	—	0.4	87.7
Other segment expenses
Loss on foreign exchange	—	0.7	—	—	0.7
Segment income (loss) before income and mining taxes	$87.3	$(0.7)	$—	$0.4	$87.0

For the three months ended March 31, 2010:

	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter- segment	Total
Revenues
Molybdenum sales	$100.3	$27.0	$—	$(3.3)	$124.0
Tolling, calcining and other	3.8	—	—	—	3.8
	104.1	27.0	—	(3.3)	127.8
Cost and expenses
Operating expenses	62.4	15.7	—	(1.8)	76.3
Selling and marketing	1.1	0.8	—	(0.4)	1.5
Depreciation, depletion and amortization	6.5	4.5	—	—	11.0
Accretion expense	0.3	0.1	—	—	0.4
	70.3	21.1	—	(2.2)	89.2
Segment revenue less costs and expenses	33.8	5.9	—	(1.1)	38.6
Other segment expenses
Loss on foreign exchange	—	2.1	—	—	2.1
Segment income (loss) before income and mining taxes	$33.8	$3.8	$—	$(1.1)	$36.5

Reconciliation of segment income to net income

	For the Three Months Ended March 31,
	2011	2010
Segment income	$87.0	$36.5
Other (income) expense
Change in fair value of common stock warrants	(66.0)	24.5
General and administrative	7.9	5.8
Exploration	3.6	1.7
Interest and finance fees, net	0.9	0.1
Loss (gain) on foreign exchange	(0.4)	(1.5)
Corporate depreciation	0.3	—
Other	(0.2)	(0.1)
Income before income and mining taxes	140.9	6.0
Income and mining taxes	12.0	4.9
Net income	$128.9	$1.1

Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, is as follows:

As of March 31, 2011	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Corporate	Total
Capital expenditures	$5.1	$48.4	$38.1	$1.3	$92.9
Capital assets	$283.3	$564.8	$977.1	$6.0	$1,831.2
Goodwill	$47.0	$—	$—	$—	$47.0
Assets	$695.8	$711.0	$997.6	$59.3	$2,463.7
Liabilities	$127.6	$153.2	$447.2	$138.8	$866.8

As of March 31, 2010	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Corporate	Total
Capital expenditures	$2.8	$16.3	$—	$0.3	$19.4
Capital assets	$257.3	$374.1	$—	$0.4	$631.8
Goodwill	$47.0	$—	$—	$—	$47.0
Assets	$681.0	$637.5	$—	$88.4	$1,406.9
Liabilities	$138.6	$121.5	$—	$141.4	$401.5

16.  Subsequent Events

On April 21, 2011, TCM terminated its Option Agreement with U.S. Energy Corp. to acquire an interest in the Mount Emmons molybdenum project located in Gunnison County, Colorado.  Upon termination, TCM released approximately $0.4 million held in escrow to U.S. Energy Corp. related to minimum amounts in prior years that were required to be spent under the Option Agreement.  In addition, TCM will incur additional costs related to the termination of this agreement which are not expected to be material.

In April 2011, TCM received approximately $17 million of proceeds from the exercise of approximately 27.8 million Terrane warrants and issued 1.4 million TCM shares as a result of this exercise.  The remaining 15.5 million unexercised 2011 Terrane Warrants assumed in the acquisition of Terrane expired on April 16, 2011.  As of March 31, 2011, there were approximately 10.9 million 2012 Terrane Warrants outstanding that expire in June 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis (“MD&A”) of consolidated financial condition and results of operations was prepared as of May 6, 2011.  In the MD&A, “TCM” refers to Thompson Creek Metals Company Inc. and its consolidated subsidiaries. You should read this discussion in conjunction with TCM’s interim financial statements and the notes thereto included in Item 1 herein.  Additionally, the following discussion should be read in conjunction with the consolidated financial statements, the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the discussion of “Risk Factors” and the discussion of TCM’s “Business and Properties” in the 2010 Form 10-K.

The results of operations reported and summarized below are not necessarily indicative of future operating results. References to “Notes” are Notes included in the “Notes to Consolidated Financial Statements” in Item 1 herein. Throughout the MD&A, all references to earnings or losses per share are on a diluted basis, unless otherwise noted.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).  All dollar amounts are expressed in United States dollars (“US$”) unless otherwise indicated. References to C$ refers to Canadian dollars. Additional information on TCM is available on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.

Forward-looking Statements

Certain statements in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act and applicable Canadian securities legislation.  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements.  Important factors that could cause actual results and events to differ from those described in such forward-looking statements can be found in the section entitled ‘‘Risk Factors’’ in the 2010 Form 10-K and in Section 1A of this Quarterly Report, and subsequent documents filed on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.  Although we have attempted to identify those factors that could cause actual results or events to differ from those described in such forward-looking statements, there may be other factors that cause results or events to differ from those anticipated, estimated or intended.  Many of these factors are beyond TCM’s ability to control or predict.  Given these uncertainties, the reader is cautioned not to place undue reliance on our forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Business Overview

TCM is a North American mining company, governed by the laws of British Columbia, with vertically integrated molybdenum mining, milling, processing and marketing operations in Canada and the US and a copper-gold construction project in Canada. TCM’s current mining operations include the TC Mine (mine and mill) in Idaho, the Langeloth Facility (roaster) in Pennsylvania and a 75% joint venture interest in the Endako Mine (mine, mill and roaster) in British Columbia. TCM is currently in the process of constructing and developing the Mt. Milligan project (“Mt. Milligan”) in British Columbia, which is designed to be a conventional truck-shovel open pit mine with a 66,000 ton per day copper flotation processing plant, with estimated average annual production of 81 million pounds of copper and 194,000 ounces of gold over the life of the mine.

In addition, TCM has a copper-molybdenum-silver exploration project located in British Columbia (the Berg property), an underground molybdenum development project located in British Columbia (the Davidson property), and two joint venture exploration projects, one of which is a lead and zinc project located along the Yukon Territory-Northwest Territories border in Canada (the Howard’s Pass property), and the other a gold project located in the Kivalliq District of Nunavut in Canada (the Maze Lake property).

On April 21, 2011, TCM terminated its Option Agreement with U.S. Energy Corp. to acquire an interest in the Mount Emmons molybdenum project located in Gunnison County, Colorado.

Highlights First Quarter 2011

•                  Net income for the first quarter of 2011 was $128.9 million, or $0.73 per share, which included a non-cash unrealized gain on common share purchase warrants of $66.0 million, or $0.37 per share.  Net income for the first quarter of 2010 was $1.1 million, or $0.01 per share, which included a non-cash unrealized loss on common stock purchase warrants of $24.5 million, or $0.16 per share.

•                  Non-GAAP adjusted net income for the first quarter of 2011 (excluding the non-cash unrealized gain or loss on the warrants) was $62.9 million, or $0.36 per share, compared to $25.6 million, or $0.17 per share for the first quarter of 2010.  See “Non-GAAP Financial Measures” below for the definition and calculation of adjusted net income.  Non-cash unrealized gains and losses on common stock purchase warrants result from a requirement under US GAAP to account for Thompson Creek’s outstanding common stock purchase warrants as derivatives, with changes in the fair market value recorded in net income.

•                  Consolidated revenues for the first quarter of 2011 were $206.7 million, or an increase of approximately 62% from $127.8 million in the first quarter of 2010 as a result of an increase in molybdenum pounds sold and higher average sales prices.  Record sales volumes in the first quarter of 2011 increased 36% over the first quarter of 2010.  The average realized molybdenum sales price for the first quarter of 2011 was $17.39 per pound, up 20% from $14.50 per pound for the first quarter of 2010.

•                  Mined molybdenum production in the first quarter of 2011 was a new quarterly record of 10.3 million pounds, up 25% from 8.3 million pounds in the first quarter of 2010 primarily due to higher production from TC Mine as a result of higher ore grade, mill throughput and recovery.

•                  Average cash cost per pound produced for the first quarter of 2011 was $5.37 per pound, compared to $5.36 per pound for the first quarter of 2010.  See “Non-GAAP Financial Measures” below for the definition and calculation of cash cost per pound produced.

•                  Operating cash flow for the first quarter of 2011 was $76.6 million, compared to $25.6 million in the first quarter of 2010.

•                  Capital costs incurred for the first quarter of 2011 were $121.4 million, comprised of $10.1 million of capital costs for the Endako and TC mines, the Langeloth Facility and corporate together, and $51.9 million of capital costs for the mill expansion project at the Endako Mine (75% share) and $59.4 million for the development of Mt. Milligan.  The capital costs for the first quarter of 2011 included amounts accrued of $28.5 million at March 31, 2011; therefore, cash expenditures for the first quarter were $92.9 million.

•                  Total cash and cash equivalents at March 31, 2011 were $303.0 million, compared to $316.0 million as of December 31, 2010.

•                  Total debt as of March 31, 2011 was $20.5 million compared to $22.0 million as of December 31, 2010.

Outlook

During the first quarter of 2011, the average Platts Metals Week published price for molybdenum oxide was $17.24 per pound, compared to $15.73 per pound in the first quarter of 2010 and $15.74 per pound for the fourth quarter of 2010. Since March 31, 2011, the monthly average price for molybdenum oxide, as published in Platts Metals Week, has declined slightly, with the monthly average Platts Metals Week published price in April 2011 equaling $17.02 per pound. TCM anticipates that, over the remainder of 2011, the price for molybdenum oxide will continue to be volatile but will gradually increase with the expected improvement in worldwide molybdenum bearing steel production.   There can be no assurance, however, that molybdenum demand will strengthen, or that molybdenum prices will further improve. Any significant weakness in demand or reduction in molybdenum prices may have a material adverse effect on TCM’s operating results and financial condition.

TCM expects that in the first half of 2011 TC Mine will have higher production and lower cash costs than in the last half of 2011.  This is primarily the result of the TC Mine pit sequencing and the tapering off of the higher grade production in the first half of 2011, with more stripping activities and significantly lower-grade related production in the second half of 2011.  This is expected to increase operating expenses and significantly reduce net income in the second half of 2011.

Capital expenditures in 2011 will be impacted by the increased capital estimate for the Mt. Milligan project together with the remaining capital expenditures required to complete the mill expansion project at the Endako Mine and ongoing capital expenditures for the Endako and TC mines, the Langeloth Facility and corporate.

As noted previously, TCM terminated its Option Agreement with U.S. Energy Corp. to acquire an interest in the Mount Emmons molybdenum project located in Gunnison County, Colorado in April 2011.  TCM made the strategic decision to step back from the Mount Emmons project and focus its efforts and resources on the Berg copper-molybdenum-silver property located in British Columbia.  TCM has redirected the pre-feasibility funding previously budgeted for Mount Emmons to Berg for an advanced scoping study being initiated in 2011.

At March 31, 2011, TCM had working capital of $392.7 million, including $303.0 million of cash, cash equivalents and short-term investments, $106.8 million of receivables, and $20.5 million of debt related to equipment financings.  TCM intends to fund the remaining mill expansion costs at the Endako Mine and the Mt. Milligan development costs from a combination of cash on hand, cash flow from operations, funds from various financing facilities, the remaining proceeds from the gold stream transaction with Royal Gold and expected funds from the exercise of warrants that expire in October 2011.  TCM may consider additional debt financings. The timing of any financing transaction will depend on market conditions.  TCM does not currently intend to fund Mt. Milligan development costs through the issuance of equity or equity-linked securities.

Selected Consolidated Financial and Operational Information

(US$ in millions except per share and per pound amounts)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Financial
Revenues
Molybdenum sales	$202.4	$124.0
Tolling, calcining and other	4.3	3.8
	206.7	127.8
Costs and expenses
Cost of sales
Operating expenses	98.0	76.3
Depreciation, depletion and amortization	18.4	11.0
Total cost of sales	116.4	87.3
Selling and marketing	2.4	1.5
Accretion expense	0.5	0.4
General and administrative	7.9	5.8
Exploration	3.6	1.7
Total costs and expenses	130.8	96.7
Operating income	75.9	31.1
Other (income) and expense	(65.0)	25.1
Income before income and mining taxes	140.9	6.0
Income and mining taxes	12.0	4.9
Net income	$128.9	$1.1
Net income per share
Basic	$0.78	$0.01
Diluted	$0.73	$0.01
Cash generated by operating activities	$76.6	$25.6
Adjusted non-GAAP Measures (1)
Adjusted net income (1)	$62.9	$25.6
Adjusted net income per share - basic (1)	$0.38	$0.18
Adjusted net income per share - diluted (1)	$0.36	$0.17
Operational Statistics
Mined molybdenum production (000’s lb) (2)	10,329	8,269
Cash cost ($/lb produced) (3)	$5.37	$5.36
Molybdenum sold (000’s lb):
Thompson Creek and Endako Mine product	10,060	6,735
Purchased and processed product	1,580	1,820
	11,640	8,555
Average realized sales price ($/lb) (1)	$17.39	$14.50

	As of March 31, 2011	As of December 31, 2010
Cash and cash equivalents	$303.0	$316.0
Total assets	$2,463.7	$2,317.7
Total debt	$20.5	$22.0
Total liabilities	$866.8	$887.8
Shareholders’ equity	$1,596.9	$1,429.9
Shares outstanding (000’s)	165,814	165,190

(1)   See “Non-GAAP Financial Measures” for the definition and calculation of these non-GAAP measures.

(2)   Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide (“HPM”) from our share of production from the mines; excludes molybdenum processed from purchased product.

(3)   Weighted-average of TC Mine and Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for TC Mine, which only produces molybdenum sulfide on site, includes an estimated molybdenum loss, an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs. See “Non-GAAP Financial Measures” for additional information.

Summary of Quarterly Results

(US$ in millions except per share and per pound amounts — unaudited)

	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30
	2011	2010	2010	2010	2010	2009	2009	2009
Financial
Revenues	$206.7	$156.8	$161.8	$148.4	$127.8	$106.2	$114.4	$74.0
Operating income (loss)	$75.9	$47.4	$45.6	$50.3	$31.1	$15.8	$32.4	$(0.2)
Net income (loss)	$128.9	$(45.0)	$31.1	$126.5	$1.1	$26.0	$(1.4)	$(89.3)
Income (loss) per share:
- basic	$0.78	$(0.28)	$0.22	$0.90	$0.01	$0.19	$(0.01)	$(0.73)
- diluted	$0.73	$(0.28)	$0.22	$0.87	$0.01	$0.18	$(0.01)	$(0.73)

Cash generated by operating activities	$76.6	$31.6	$59.0	$41.2	$25.6	$38.2	$24.2	$6.1

Adjusted non-GAAP Measures (1)
Adjusted net income (loss) (1)	$62.9	$34.4	$51.6	$51.7	$25.6	$20.4	$14.3	$(6.3)
Adjusted net income (loss) per share (1)
- basic (1)	$0.38	$0.22	$0.37	$0.37	$0.18	$0.15	$0.11	$(0.05)
- diluted (1)	$0.36	$0.20	$0.36	$0.36	$0.17	$0.14	$0.11	$(0.05)

Operational Statistics
Mined molybdenum production (000’s lb)	10,329	9,316	7,958	7,034	8,269	6,268	6,221	6,714
Cash cost ($/lb produced) (1)	$5.37	$5.81	$6.24	$7.06	$5.36	$6.61	$5.67	$5.21
Molybdenum sold (000’s lb):
Thompson Creek and Endako Mine product	10,060	7,574	7,750	7,013	6,735	6,889	7,445	6,505
Purchased and processed product	1,580	1,896	2,513	1,626	1,820	1,464	1,324	997
	11,640	9,470	10,263	8,639	8,555	8,353	8,769	7,502

Average realized sales price ($/lb) (1)	$17.39	$16.05	$15.30	$16.84	$14.50	$12.37	$12.75	$9.41

(1) See “Non-GAAP Financial Measures” for the definition and calculation of these non-GAAP measures.

Financial Review

Net Income

Net income for the first quarter of 2011 was $128.9 million, or $0.73 per share, compared to $1.1 million, or $0.01 per share for the first quarter of 2010.  Net income for the first quarter of 2011 included a non-cash unrealized gain on common stock purchase warrants of $66.0 million ($0.37 per share).  Net income for the first quarter of 2010 included a non-cash unrealized loss on common stock purchase warrants of $24.5 million ($0.16 per share).  The non-cash unrealized gain and loss on common stock purchase warrants for the first quarter of 2011 and 2010, respectively, were the result of a requirement under US GAAP to account for TCM’s outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income.  Non-GAAP adjusted net income for the first quarter of 2011 (excluding the non-cash unrealized gain on the warrants) was $62.9 million ($0.36 per share).  Non-GAAP adjusted net income for the first quarter of 2010 (excluding the non-cash unrealized loss on the warrants) was $25.6 million ($0.17 per share). The increase in non-GAAP adjusted net income for the first quarter of 2011 compared to the first quarter of 2010 was primarily the result of higher molybdenum sales prices and volumes.  See “Non-GAAP Financial Measures” below for the definition and calculation of adjusted net income.

Revenues

The 62% increase in revenues was primarily a result of higher sales volumes and higher average realized sales prices.  TCM sold 11.6 million pounds of molybdenum which was 3.1 million pounds more than the corresponding period in the prior year.  The average realized molybdenum sales price was $2.89 per pound higher in the current quarter compared to the same quarter in 2010.

The increased sales volume reflected higher mined production as well as the absence of an inventory build that occurred in the first quarter of 2010 prior to the scheduled Langeloth roaster maintenance in the second quarter of 2010.  The increased average realization primarily reflected the strengthening molybdenum demand.

Operating Expenses

Operating expenses for the first quarter of 2011 were up 28% from the same quarter in 2010.  The increase in operating expenses was primarily the result of higher sales volume.

The non-GAAP financial measure of cash cost per pound produced from TCM’s mines remained relatively consistent at $5.37 per pound produced in the first quarter of 2011 compared to $5.36 per pound for the same quarter in 2010.  Cash cost per pound produced at the TC Mine was lower in the current quarter compared to the same quarter in 2010 mainly due to higher production. The lower cash cost per pound produced at TC Mine was offset by an increase in the cash cost per pound produced at the Endako Mine that was the result of lower production combined with both higher mining and milling costs.  The higher mining and milling costs resulted primarily from repairs and maintenance activities related to winter weather conditions and higher ore haulage costs due to the in-pit crushing and conveyor system being down for the majority of the quarter.  Operating expenses at the Endako Mine also suffered from unfavorable foreign exchange rates converting C$ costs to US$ costs. The exchange rate averaged US$1.00 = C$0.99 for the first quarter of 2011 compared to an average rate of US$1.00 = C$1.04 for the same period in 2010.  See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

For the TC Mine, TCM expects that the first half of 2011 will have higher production and lower cash costs than the second half of 2011.  This is primarily the result of the TC Mine pit sequencing and the tapering off of the higher grade production in the first half of 2011, with more stripping activities and significantly lower-grade production in the second half of 2011.  This is expected to increase operating expenses and significantly reduce net income in the second half of 2011.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense for the current quarter increased from $11.0 million in the first quarter of 2010 to $18.4 million in the first quarter of 2011.  This increase was primarily due to the higher volume of molybdenum sold from TCM’s mines in the first quarter of 2011 compared to the first quarter of 2010 and the depreciation of new mining equipment placed into service since March 31, 2010.  Product inventory costs include depreciation, depletion, and amortization.

General and Administrative Expense

General and administrative expense for the first quarter of 2011 increased $2.1 million compared to the first quarter of 2010. General and administrative expense for the first quarter of 2011 and 2010 included $1.3 million and $1.0 million, respectively, of stock-based compensation expense as required under US GAAP.  The increase in general and administrative expenses was primarily the result of higher compensation costs associated with additional employees hired during the last year and higher third party costs related to business development activities during the first quarter of 2011.

Exploration Expense

Exploration expense for the first quarter of 2011 was $3.6 million compared to $1.7 million for the first quarter of 2010.  The 2011 expenses included $2.0 million of expenditures under the option agreement on the Mount Emmons project, $1.1 million at Mt. Milligan, and $0.5 million at the Endako Mine (75% share).  The 2010 exploration expenses primarily relate to expenditures under the now terminated Option Agreement on the Mount Emmons Project.

On April 21, 2011, TCM terminated its Option Agreement with U.S. Energy Corp. to acquire an interest in the Mount Emmons molybdenum project located in Gunnison County, Colorado.  Upon termination, TCM released approximately $0.4 million held in escrow to U.S. Energy Corp. related to minimum amounts in prior years that were required to be spent under the Option Agreement.  In addition, TCM will incur additional costs related to the termination of this agreement which are not expected to be significant.

TCM expects to focus its future exploration efforts and resources on exploration drilling at both of its operating mines and the Berg exploration copper, molybdenum and silver property that was acquired in the Terrane Metals Corp. acquisition.

Income and Mining Tax Expense

For the first quarter of 2011, TCM’s net tax expense was $12.0 million compared to a net tax expense of $4.9 million for the first quarter of 2010. The effective tax rates for the first quarter of 2011 and 2010 were primarily impacted by the non-cash unrealized gain and loss on common stock warrants, which did not generate any income tax expense or benefit, respectively. The effective tax rate for the first quarter of 2011 and 2010, excluding the first quarter impact of the common stock warrants, remained unchanged at approximately 16%.

Operations Review

TC Mine

The TC Mine and mill are located near Challis, in central Idaho. Mining is conducted by conventional open-pit methods utilizing electric-powered shovels and 200-ton haul trucks. The TC Mine currently controls a block of contiguous mineral claims that includes patented and unpatented mineral claims and mill site claims. The mill operates with a crusher, SAG mill, ball mill and flotation circuit.

The table that follows presents a summary of the TC Mine’s operating and financial results for the three months ended March 31, 2011 and 2010:

(US$ in millions except per pound amounts—Unaudited)

	Three Months Ended March 31,
	2011	2010

Financial (1)
Molybdenum sales	$139.5	$73.4
Costs and expenses:
Cost of sales
Operating expenses	44.0	32.0
Depreciation, depletion and amortization	8.9	5.5
Total cost of sales	52.9	37.5
Selling and marketing	1.0	0.9
Accretion	0.4	0.3
	54.3	38.7
Revenue less costs and expenses	$85.2	$34.7

Operational Statistics
Mined (000’s ore tons)	2,712	2,476
Milled (000’s tons)	2,779	2,461
Grade (% molybdenum)	0.169	0.144
Recovery (%)	92.8	90.5
Molybdenum production (000’s lb) (2)	8,684	6,298
Cash cost ($/lb produced) (3)	$4.13	$4.74
Molybdenum sold (000’s lb)	8,015	5,048
Average realized sales price ($/lb)	$17.40	$14.54

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

(3)   The TC Mine cash cost represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging for molybdenum oxide and HPM produced in the period.  Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, stock-based compensation and other non-cash employee benefits and depreciation, depletion, amortization and accretion.  The cash cost for the  TC Mine includes an estimated molybdenum loss (sulfide to oxide) and an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs.  See “Non-GAAP Financial Measures” for additional information.

Molybdenum Production and Cash Costs

The TC Mine production was up 38% in the first quarter of 2011, compared to the first quarter of 2010.  Higher production was primarily the result of higher tons mined and milled, combined with a higher ore grade and mill recovery rate.  As noted previously, TC Mine is expected to have higher production and lower cash costs in the first half of 2011 than the second half of 2011.  This is primarily the result of the TC Mine pit sequencing, and the tapering off of the higher grade production in the first half of 2011, with more stripping activities and significantly lower-grade production in the second half of 2011.

The non-GAAP financial measure of cash cost per pound produced of $4.13 per pound for the first quarter of 2011 was lower compared to $4.74 per pound for the first quarter of 2010. See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.  The cash cost for the first quarter of 2011 included stripping costs of $10.0 million, or $1.15 per pound produced, compared to stripping costs of $6.0 million, or $0.95 per pound produced, for the first quarter of 2010.

Molybdenum sold

Molybdenum pounds sold from the TC Mine for the first quarter of 2011 was up 59% over the first quarter of 2010 and was sold at an average realized sales price that was 20% higher than the first quarter of 2010.  During the first quarter of 2011, sales included delivery against certain forward sales contracts related to Phase 6 production of approximately 0.5 million pounds at an average realized sales price of $10.97 per pound compared to approximately 0.4 million pounds at an average realized sales price of $9.82 per pound for the first quarter of 2010.

Cost of sales

Operating expenses in the first quarter of 2011 increased by $12.0 million from the first quarter of 2010.  The increase in operating expenses for the first quarter of 2011 primarily resulted from higher molybdenum sold during the current quarter compared to the first quarter of 2010.

Depreciation, depletion, and amortization expense for the first quarter of 2011 was $8.9 million compared to $5.5 million for the first quarter of 2010 primarily due to higher sales volume in the first quarter of 2011.

Endako Mine

TCM has a 75% interest in the Endako open-pit mine, mill and roaster which is located near Fraser Lake, British Columbia.  Mining is conducted by conventional open-pit methods utilizing electric-powered shovels and 190-ton to 240-ton haul trucks.

The table that follows presents a summary of TCM’s 75% share of the Endako Mine’s operating and financial results for the three months ended March 31, 2011 and 2010:

(US$ in millions except per pound amounts—Unaudited)

	Three Months Ended March 31,
	2011	2010

Financial (1)
Molybdenum sales	$35.1	$23.7
Cost and expenses:
Costs of sales
Operating expenses	25.9	13.9
Depreciation, depletion and amortization	8.1	4.5
Total cost of sales	34.0	18.4
Selling and marketing	0.6	0.4
Accretion	0.1	0.1
	34.7	18.9
Revenue less costs and expenses	$0.4	$4.8

Operational Statistics
Mined (000’s ore tons)	2,872	2,325
Milled (000’s tons)	2,019	2,113
Grade (% molybdenum)	0.054	0.061
Recovery (%)	75.5	76.9
Molybdenum production (000’s lb) (2)	1,645	1,971
Cash cost ($/lb produced) (3)	$11.73	$7.26
Molybdenum sold (000’s lb)	2,045	1,687
Average realized sales price ($/lb)	$17.16	$14.07

(1)  Excludes inter-segment sales and costs and expenses.

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

Molybdenum Production and Cash Costs

TCM’s 75% share of molybdenum production at the Endako Mine decreased for the first quarter of 2011 by 16.5% from the first quarter of 2010.  This decrease was primarily due to slightly lower mill throughput, lower ore grade, and a lower recovery rate in the first quarter of 2011, which resulted primarily from winter weather conditions and mining in an area of the pit that contains more complex metallurgy. Winter weather caused higher than expected downtime in order to repair and maintain crushing and conveying systems that experienced frozen material hanging in chutes as well as plugging up screening systems.

The non-GAAP financial measure of cash cost per pound produced increased significantly to $11.73 per pound for the first quarter of 2011 from $7.26 per pound for the first quarter of 2010.  See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.  This increase was primarily the result of both higher mining and milling costs.  The in-pit conveyor system was inoperable for most of the first quarter of 2011, which caused higher ore haulage costs at the mine, including higher fuel prices and expenses due to operating more trucks.  The in-pit crushing and conveying systems have been upgraded and tested in preparation for handling higher volumes associated with the new mill, which is expected to start-up in the fourth quarter of 2011. The in-pit conveying system was operating according to expectations as of the end of the first quarter of 2011.  Milling costs were higher in the first quarter of 2011 due to unexpected repair and maintenance costs related to the winter weather conditions, as well as continued higher costs for training operators in preparation for the new mill. Compared to the first quarter of 2010, costs were also impacted by unfavorable foreign exchange rates converting C$ costs to US$ costs.  The exchange rate averaged US$1.00 = C$0.99 for the first quarter of 2011 compared to an average rate of US$1.00 = C$1.04 for the same period in 2010.  A $0.01 change in the Canadian foreign exchange rate results in a change in the cash cost per pound produced of approximately $0.10 per pound.

Molybdenum sold

TCM’s share of molybdenum sold from the Endako Mine in the first quarter of 2011 was up 21% over the same quarter of 2010 and was sold at an average realized sales price that was 22% higher than the corresponding quarter of 2010.  The increase in the molybdenum pounds sold in the first quarter of 2011 was primarily the result of timing of deliveries that were in-transit at the end of 2010.

Cost of sales

TCM’s share of operating expenses for the first quarter of 2011 was $25.9 million compared to $13.9 million for the same period in 2010. The first quarter of 2011 was impacted by both higher mining and milling costs as discussed above, and unfavorable foreign exchange rates converting C$ costs to US$ costs.

Depreciation, depletion, and amortization expense for the first quarter of 2011was $8.1 million compared to $4.5 million for the first quarter of 2010.  The increase for the first quarter of 2011 as compared to the same quarter in 2010 was primarily due to higher depreciation on new mining equipment placed in service since March 31, 2010 and unfavorable foreign exchange rate movements.

Selling and marketing costs were higher in the first quarter of 2011 compared to the same period in 2010 primarily as a result of higher molybdenum sales revenue and unfavorable foreign exchange rates converting C$ costs to US$ costs.

Mill expansion project

The mill expansion project at the Endako Mine includes the construction of a new mill, which will replace the existing 45-year-old mill and is expected to raise ore-processing capacity from the existing 31,000 tons per day to 55,000 tons per day.

From inception of this project through March 31, 2011, TCM’s 75% share of capital expenditures for the mill expansion project totaled approximately $265.7 million.  Assuming an exchange rate of US$1.00 = C$1.00, approximately $172.8 million (of which $129.6 million is TCM’s share) is expected to be incurred in the remainder of 2011. Commercial production of molybdenum concentrate from the new mill is expected in the fourth quarter of 2011.

Union Activities

In July 2010, a union certification vote was confirmed for the Endako Mine to be represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the “Union”).  In July 2010, the British Columbia Labor Relations Board certified the Union to represent the employees in the mine, milling and maintenance departments.  The negotiation of a 2-year labor agreement with the Union was completed in March 2011 covering the period April 1, 2011 to March 31, 2013.

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

Operating results for the Langeloth Facility represent activities related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility and excludes product volumes and costs related to the roasting and processing of TC Mine and Endako Mine product.  Langeloth Facility costs associated with roasting and processing of TC Mine and Endako Mine product are included in their respective operating results.

The following is a summary of the Langeloth Facility’s operating results for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Operational Statistics	(Unaudited)
Molybdenum sold from purchased product (000’s lb)	1,580	1,820
Realized price on molybdenum sold from purchased product ($/lb)	$17.63	$14.78
Toll roasted molybdenum processed (000’s lb)	1,769	1,192
Roasted metal products processed (000’s lb)	6,014	3,658

In the first quarter of 2011, molybdenum sold from third-party purchased molybdenum concentrate was down 13% over the first quarter of 2010 and was sold at an average realized sales price that was 19% higher than the first quarter of 2010.  Third-party concentrate purchases and sales volumes decreased in the first quarter 2011 compared to the first quarter 2010, primarily due to higher production from TC Mine in the first quarter of 2011.

The volume of toll roasted molybdenum processed during the first quarter of 2011 increased 48% compared to the same period of 2010 primarily as a result of increased customer demand.

Mt. Milligan Project

During the first quarter of 2011, TCM incurred $59.4 million of capital expenditures and $1.1 million of exploration expenditures on the Mt. Milligan project.  Capital expenditures were primarily related to construction activities and engineering design costs for the plant site earthworks and the tailings storage facility.  TCM has completed a detailed review of the Mt. Milligan project, including a review of the engineering and design of the equipment and facilities and the amount of capital expenditures required to construct and develop the project (which was originally estimated by Terrane to be C$915 million).  TCM’s current estimate to construct and develop the Mt. Milligan project is C$1.265 billion, of which $113.5 million has been spent since inception of the project through the first quarter of 2011, including approximately $38.7  million spent prior to TCM’s acquisition of Terrane.  TCM currently estimates that C$436.5 million will be incurred in 2011, of which C$58.5 million has been spent in the first quarter of 2011. The increase in the estimated cost to develop Mt. Milligan is attributable to the increase in labor costs estimated to complete the project, design improvements, increases in the cost of steel, concrete and other materials, and changes in the actual and expected future foreign exchange rates.

Liquidity and Capital Resources

At March 31, 2011, TCM had cash, cash equivalents and short-term investments of $303.0 million compared to $316.0 million at December 31, 2010.  TCM monitors its positions with, and the credit quality of, the financial institutions and companies in which it invests its cash, cash equivalents and short-term investments. TCM’s investment policy limits investments to government-backed financial instruments, other than balances maintained in various bank operating accounts.

TCM manages its credit risk from accounts receivable through its collection activities.  As of the date of this Quarterly Report on Form 10-Q, TCM has not experienced any material delinquencies regarding the collection of its accounts receivable.

For the first quarter 2011, capital costs incurred were $121.4 million, including $51.9 million for TCM’s 75% share of the mill expansion project at the Endako Mine, $59.4 million for the development of Mt. Milligan, $3.4 million for the TC Mine, $1.9 million for the Langeloth Facility, $3.6 million for the Endako Mine and $1.2 million for corporate activities.  The 2011 capital costs of $121.4 million included amounts accrued of $28.5 million at March 31, 2011 resulting in cash expenditures of $92.9 million, which was reflected in our consolidated statements of cash flows for the first quarter ended March 31, 2011.

TCM continues to believe that its liquidity and capital resources are well positioned at March 31, 2011, with working capital of $392.7 million, including $303.0 million of cash, cash equivalents and short-term investments, $106.8 million of receivables, and $20.5 million of debt related to equipment financings.  TCM intends to fund the remaining mill expansion costs at the Endako Mine and the Mt. Milligan development costs from a combination of cash on hand, cash flow from operations, funds from various financing facilities, the remaining proceeds from the gold stream transaction with Royal Gold and expected funds from the exercise of warrants that expire in October 2011.  In April 2011, TCM received approximately $17 million of proceeds from the exercise of Terrane warrants that expired on April 16, 2011 and issued 1.4 million TCM shares as a result of this exercise.

Caterpillar equipment financing facility

On March 30, 2011, we entered into a Master Funding and Lease Agreement (the “Master Agreement”) with Caterpillar Financial Services Limited (“Caterpillar”).  The Master Agreement provides for up to $132.0 million in equipment financings comprised of three separate tranches of $20.0 million, $50.0 million and $62.0 million.  The $20.0 million tranche is available immediately, and the $50.0 million and $62.0 million tranches are available upon the satisfaction of certain conditions specified in the Master Agreement.

We entered into the Master Agreement to finance our purchase of mobile mining equipment from Finning (Canada) and Bucyrus Canada Limited for use at the Mt. Milligan project.  Pursuant to the Master Agreement and agreements entered into in connection therewith, we may draw down on the facility as the equipment is delivered to Mt. Milligan and use the proceeds from each drawdown to purchase the equipment directly from the applicable vendors. Caterpillar will then purchase such equipment from us and simultaneously lease the equipment back to us.

Each borrowing under the facility will be for a term of 60 months.  We will pay interest on the amounts borrowed under the facility at either floating or fixed rates, at our option, calculated as set forth in the Master Agreement.  Our ability to request advances under the facility will terminate 33 months following its effective date (or such later date as may be agreed upon by Caterpillar), and any unused commitments under the facility will then terminate and no longer be available to us.  At the end of each 60-month lease period, we will have the option to purchase the underlying equipment for a nominal sum.

The Master Agreement contains various affirmative and negative covenants and customary events of default.  Under the terms of the Master Agreement, during the term of the Facility, we are required to be in compliance with the consolidated leverage ratio and consolidated interest coverage ratio financial covenants included in the Credit Facility described above.  In addition, as a condition to any drawdown of the facility, we must be in compliance with the consolidated liquidity financial covenant included in our revolving credit facility.

Operating Cash Flows

Cash generated by operating activities for the first quarter of 2011 was $76.6 million compared to $25.6 million for the first quarter of 2010.  This increase in cash flow from operations was primarily the result of increased operating income resulting from higher average molybdenum sales prices and volumes in the first quarter of 2011 compared to the first quarter of 2010.

Investing Activities

Cash used in investing activities in the first quarter of 2011 was $94.8 million compared to cash used of $51.0 million in the first quarter of 2010.  During the first quarter of 2011, TCM spent $92.9 million of property, plant, and equipment expenditures primarily related to the Endako mill expansion and the development of Mt. Milligan.  During the first quarter of 2010, TCM invested $30.1 million in short-term investments and spent $19.4 million in property, plant, and equipment expenditures. The short-term investments consisted of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days.

Financing Activities

Cash generated by financing activities in the first quarter of 2011 was $2.4 million compared to $0.5 million in the first quarter of 2010. This increase is primarily related to higher proceeds from the exercise of stock options in the 2011 first quarter compared to the 2010 first quarter.  In the first quarter of 2011, TCM received proceeds from the exercise of stock options and warrants of $5.4 million, which was partially offset by scheduled principal payments on equipment loans of $1.5 million and debt issuance costs of $1.5 million.  In the first quarter of 2010, TCM received proceeds from the exercise of stock options and warrants of $2.0 million, which was partially offset by scheduled principal payments on equipment loans of $1.5 million.

Off-Balance Sheet Arrangements

As of March 31, 2011, TCM has commitments to purchase approximately 6.2 million pounds of molybdenum sulfide concentrate and to sell approximately 0.3 million pounds of molybdenum oxide in 2011, both to be priced at a time after March 31, 2011.  In addition, TCM has fixed-priced contracts, whereby it has committed to sell approximately 0.8 million pounds for the remainder of 2011 at an average market price of $19.23 per pound.

On December 9, 2009, Thompson Creek entered into a credit support agreement with British Columbia Hydro and Power Authority (“BC Hydro”) related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the expansion project.  The amount of the guarantee as of March 31, 2011 was C$16.5 million. As part of the financial guarantee, TCM provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro.  The surety bond can be drawn down in the event of a shortfall in BC Hydro’s incremental revenues after the commissioning of the new Endako mill facility.  At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

As of March 31, 2011, a shortfall in Endako’s future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

Related Party Transactions

Total sales to TCM’s Endako Mine joint venture partner were $52.5 million and $33.6 million for the three months ended March 31, 2011 and 2010, respectively. This represented 25.4% and 26.3% of TCM’s total revenues for the three months ended March 31, 2011 and 2010, respectively.

For each of the three months ended March 31, 2011 and 2010, TCM recorded management fee income of $0.1 million, and selling and marketing expenses of $0.2 million, from this joint venture partner.

As of March 31, 2011 and December 31, 2010, TCM’s related accounts receivable, owing from this joint venture partner remained consistent at $10.0 million.

Critical Accounting Estimates and Accounting Developments

For a description of the critical accounting policies and estimates used in the preparation of the consolidated financial statements, refer to the most recent Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes to TCM’s critical accounting policies since December 31, 2010.

Recently Issued Accounting Pronouncements

None noted that are applicable to TCM.

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

Adjusted Net Income, Adjusted Net Income Per Share — Basic and Diluted

Adjusted net income, and adjusted net income per share — basic and diluted, are referred to in this MD&A.  These are considered key measures by management in evaluating TCM’s operating performance on a quarterly and annual basis.  Management uses this measure in evaluating the performance of TCM as it represents a profitability measure that is not impacted by changes in the market price of TCM’s warrants.  These measures do not have standard meanings prescribed by US GAAP, and may not be comparable to similar measures presented by other companies.  Management believes these measures provide useful supplemental information to investors in order for them to evaluate TCM’s financial performance using the same measures as Management.

Adjusted net income represents the net income prepared in accordance with US GAAP, adjusted for significant non-cash items.  For the first quarter of 2011 and 2010, the significant non-cash items were the non-cash gains and losses on the fair value adjustment related to TCM’s outstanding common stock purchase warrants.

TCM follows the guidance issued by the Emerging Issues Task Force (“EITF”) that common stock purchase warrants with a strike price denominated in a currency other than the entity’s reporting currency are not considered linked to equity and therefore are to be accounted for as derivatives.  As a result, TCM’s outstanding common stock purchase warrants (“Warrants”) are accounted for as derivatives. TCM recorded a cumulative adjustment to retained earnings upon adoption, and subsequent changes to the fair value of the outstanding Warrants are recorded to the consolidated statements of income at each quarter-end.

Other than the consideration pursuant to the arrangement related to the Terrane Warrants, a cash payment will never be required by TCM at the settlement of the Warrants and Terrane Warrants, therefore, Management does not consider gains or losses on the Warrants and Terrane Warrants in its evaluation of TCM’s financial performance.

Adjusted net income per share (basic and diluted) is calculated using adjusted earnings, as defined above, divided by the weighted average basic and weighted average diluted shares outstanding during the period as determined in accordance with US GAAP.

The following tables reconcile net income presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income, and adjusted net income per share — basic and diluted, for the three months ended March 31, 2011 and 2010:

For the Three Months Ended March 31, 2011 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income	Shares (000’s)	$/share	Shares (000’s)	$/share

US GAAP measures	$128.9	165,565	$0.78	176,452	$0.73
Add (Deduct):
Unrealized (gain) on common stock warrants	(66.0)	165,565	(0.40)	176,452	(0.37)
Non-GAAP measures	$62.9	165,565	$0.38	176,452	$0.36

For the Three Months Ended March 31, 2010 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income	Shares (000’s)	$/share	Shares (000’s)	$/share

US GAAP measures	$1.1	139,629	$0.01	149,329	$0.01
Add (Deduct):
Unrealized loss on common stock warrants	24.5	139,629	0.17	149,329	0.16
Non-GAAP measures	$25.6	139,629	$0.18	149,329	$0.17

Cash Cost per Pound Produced and Average Realized Sales Price per Pound Sold

Cash cost per pound produced, weighted average cash cost per pound produced and average realized sales price per pound sold are considered key measures in evaluating TCM’s operating performance.  Cash cost per pound produced, weighted average cash cost per pound produced and average realized sales price per pound sold are not measures of financial performance, nor do they have a standardized meaning prescribed by US GAAP, and may not be comparable to similar measures presented by other companies.  Management uses this measure to evaluate the operating performance at each of its mines as well as on a consolidated basis, as a measure of profitability and efficiency.  TCM believes that these non-GAAP measures provide useful supplemental information to investors in order that they may evaluate TCM’s performance using the same measures as Management and, as a result, the investor is afforded greater transparency in assessing TCM’s financial performance.  Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP.

Cash cost per pound produced represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced at each mine in the period. Stripping costs represent the costs associated with the activity of removing overburden and other mine waste materials in the production phase of a mining operation.  Stripping costs that provide access to mineral reserves that will be produced in future periods are expensed under US GAAP as incurred.  Cash cost per pound produced excludes the effects of purchase price adjustments, the effects of changes in inventory, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion.  Cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility. The weighted average cash cost per pound produced represents the cumulative total of the cash costs for the TC Mine and the Endako Mine divided by the cumulative total production from the TC Mine and the Endako Mine.

The average realized sales price per pound sold represents molybdenum sales revenue divided by the pounds sold.

The following table provides a reconciliation of cash costs and cash cost per pound produced, by mine, and operating expenses included in our consolidated statements of income in the determination of net income (loss):

(US$ in millions except per pound amounts — Unaudited)

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Operating Expenses (in millions)	Pounds Produced (1) (000’s lbs)	$/lb	Operating Expenses (in millions)	Pounds Produced (1) (000’s lbs)	$/lb
Thompson Creek Mine
Cash costs — Non-GAAP (2)	$35.9	8,684	$4.13	$29.9	6,298	$4.74
Add/(Deduct):
Stock-based compensation	0.3			0.9
Inventory and other adjustments	7.8			1.2
GAAP operating expenses	$44.0			$32.0
Endako Mine
Cash costs — Non-GAAP (2)	$19.3	1,645	$11.73	$14.3	1,971	$7.26
Add/(Deduct):
Stock-based compensation	0.2			0.6
Inventory and other adjustments	6.4			(1.0)
GAAP operating expenses	$25.9			$13.9

Other operations GAAP operating expenses (3)	$28.1			$30.4
GAAP consolidated operating expenses	$98.0			$76.3
Weighted-average cash cost — Non-GAAP	$55.2	10,329	$5.37	$44.2	8,269	$5.36

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

Outstanding Share Data

Common shares and convertible securities outstanding as of May 5, 2011 are as follows:

Security	Expiry Dates	Exercise Price (C$)	Common Shares on Exercise (000’s) (2)

Common shares			167,480
Convertible securities:
Thompson Creek Warrants	October 23, 2011	$9.00	24,503
Terrane Warrants (1)	June 21, 2012	($0.05)	464
Share options	November 9, 2011 to March 14, 2016	$7.12 to $23.93	4,628
Restricted stock units	May 6, 2013		209
Performance share units	May 6, 2013		230
Total common shares and convertible securities			197,514

(1)          The exercise provides for an offset of the Warrant’s exercise price against the cash consideration that would otherwise be payable to their holders upon exercise of a Warrant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

TCM’s consolidated molybdenum sales represent the sale of molybdenum in various forms from TCM’s mines and from third-party material that is purchased, processed and sold. Molybdenum sales for the quarter ended March 31, 2011 were $202.4 million, with cash on hand of $303.0 million. For each $1 per pound change in molybdenum prices, TCM’s current quarter revenue would change by approximately $11.6 million.

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

The following table sets forth TCM’s outstanding provisionally-priced contracts as of March 31, 2011, which all mature in 2011:

Pounds to be Sold/Purchased (000’s lb)
Provisionally priced sales	313
Provisionally priced purchases	623

Historically, these contracts were recorded as derivatives with changes in the fair value recorded to earnings. Beginning October 1, 2009, TCM elected to treat these contracts as normal purchase and normal sales contracts.  As such, these contracts are no longer recorded at market value (mark-to-market) at each reporting period. As of March 31, 2011, the remaining unamortized balance is $1.3 million and was $1.7 million at December 31, 2010.

TCM also enters into certain molybdenum sales contracts where it sells future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. The following table sets forth TCM’s outstanding fixed price molybdenum sales contracts as of March 31, 2011:

March 31,
2011
Molybdenum committed (000’s lb)	807
Average price ($/lb)	$19.23

In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of March 31, 2011, TCM had commitments to purchase approximately 6.2 million pounds of molybdenum sulfide concentrate throughout the remainder of 2011, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

On acquisition of Thompson Creek USA, TCM acquired an unfavorable contractual agreement to sell 10% of certain production at the TC Mine at an amount that was less than the then prevailing market price. Deliveries under this contract commenced in 2007 and will continue through 2011.  As of March 31, 2011 and December 31, 2010, TCM had a liability of $1.8 million and $2.5 million related to future deliveries under this agreement, respectively. As this contractual agreement is satisfied by delivery of product, the liability is being drawn down with an offsetting adjustment to molybdenum sales in the determination of net income (loss).

Foreign Currency Exchange Risk

TCM transacts business in various currencies in the normal course of its operations and for capital expenditures.  Moreover, with all of its revenues denominated in U.S. dollars TCM has an on-going foreign exchange risk with respect to its Canadian operations.  To help mitigate this risk, TCM from time to time enters into various hedging instruments such as foreign currency forward contracts and collars. The terms of these instruments are typically less than one year. As of March 31, 2011, TCM had open forward currency contracts and collars to purchase $140 million Canadian dollars at a weighted-average US dollar to Canadian dollar exchange rate ranging from $0.98 to $1.00.  On April 13, 2011, $50 million of TCM’s foreign currency contracts expired and the remaining settle during 2011.  At December 31, 2010, TCM had no open forward currency contracts.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

TCM’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to TCM’s  management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Chief Executive Office and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM’s disclosure controls and procedures are effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in TCM’s internal control over financial reporting during the first quarter of 2011 that has materially affected, or that is reasonably likely to materially affect, TCM’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Below are descriptions of certain legal actions which involve certain properties of TCM.  Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on TCM’s future consolidated financial position, results of operations or cash flows.

Stellat’en First Nation

In May 2010, Reginald Louis, Chief of the Stellat’en First Nation, (on his own behalf and on behalf of all the members of the Stellat’en First Nation) and the Stellat’en First Nation filed a petition in the Supreme Court of British Columbia against Her Majesty the Queen in Right of the Province of British Columbia (the “Provincial Crown”), as represented by the Minister of Energy, Mines and Petroleum Resources and The Chief Inspector of Mines, and TCM.

The petitioners allege that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the Provincial Crown breached its duty to consult with, and if necessary provide accommodation to, the Stellat’en First Nation in relation to the impacts of the Endako Mine and the mill expansion.

The petitioners seek a declaration that the Provincial Crown has not fulfilled its duty to consult with them in relation to the mill expansion project at the Endako Mine, a declaration that the mining permits and/or tenures held by TCM, including the Mines Act permit amendment issued on or about October 29, 2008 which allows for construction of an expanded mill at the Endako Mine (the “Permit Amendment”), are invalid, an order quashing or setting aside the decision to issue the Permit Amendment, and an injunction prohibiting further construction or alterations to the Endako Mine relating to the mill expansion project at the Endako Mine.

The Provincial Crown and TCM filed materials in response to the petition, and the matter was heard by the Supreme Court of British Columbia in a hearing that took place in late February and early March of 2011.  The timing of the release of the judge’s decision in this matter is unknown.

Nak’azdli First Nation

The Nak’azdli First Nation (“Nak’azdli”) is an aboriginal group in British Columbia claiming to have aboriginal rights and title to the area where the Mt. Milligan Project is located.  Nak’azdli has commenced three legal proceedings against the Federal or Provincial governments asserting that it was not adequately consulted by the governments before Terrane was granted various approvals relating to the Mt. Milligan Project.

A fourth legal proceeding that Nak’azdli had commenced in the Supreme Court of British Columbia in June 2009, seeking a judicial review of the decisions of the Province of British Columbia approving the environmental assessment of the Mt. Milligan project, was dismissed by Nak’azdli in April 2011.

No claim of wrongdoing on the part of TCM or Terrane is alleged, and no claim for damages against TCM or Terrane is sought, in any of the three remaining proceedings. TCM is not a party in any of the proceedings. Terrane has either been named or has had itself added as a participant in two of these proceedings because the relief that is sought in the proceedings would, if granted, have the potential to affect the work being done on the Mt. Milligan project.

The three legal proceedings are summarized below.

•                  Federal Judicial Review #1.  In January 2010, Nak’azdli commenced proceedings in the Federal Court of Canada seeking a judicial review of the decision of the Government of Canada (“Federal Crown”) approving the environmental assessment of the Mt. Milligan Project. Terrane was not named as a party, but obtained an order adding itself as a respondent to ensure that its views were before the court. No date has been set for hearing.

•                  Environmental Appeal Board Appeal.  In August 2010, Nak’azdli commenced an appeal of a decision of the Provincial Crown to issue an effluent permit to the Mt. Milligan Project. Terrane is not named as a respondent, but if the matter proceeds Terrane will participate as a third party. No date has been set for hearing.

•                  Federal Judicial Review #2.  In December 2010, Nak’azdli commenced proceedings in the Federal Court of Canada seeking a judicial review of the decision of Industry Canada, a part of the Federal Crown, to approve the acquisition of Terrane by TCM. TCM and Terrane are not named as parties to this proceeding, and they have so far taken no steps to add themselves as respondents

Item 1A.  Risk Factors.

TCM’s operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect its business, financial condition, results of operations, cash flows, and the trading price of its common stock. Such risks are not the only ones TCM faces and additional risks and uncertainties not presently known to TCM or that TCM currently deems immaterial may also affect its business.

The following discussion of risk factors contains “forward-looking statements,” as discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A. These risk factors should be read in conjunction with the MD&A, and the consolidated financial statements included in Item 1, Financial Statements, and related notes thereto.

Molybdenum market prices fluctuate widely, and molybdenum price declines could adversely affect TCM’s earnings and cash flows and could adversely affect the trading price of TCM’s equity securities.

Molybdenum prices fluctuate widely.  Molybdenum demand depends primarily on the global steel industry, which uses molybdenum as a hardening and corrosion inhibiting agent.  Approximately 75% of molybdenum production is used in this application.  The remainder is used in super alloys, molybdenum metal and chemical applications such as catalysts, water treatment agents, and lubricants.  These industries, as well as certain other industries that use molybdenum, are cyclical in nature and are affected by the health of the domestic and global economy.  Decreased demand for molybdenum during the fourth quarter of 2008 due to the downturn in the global economy resulted in a sudden and sharp decline in molybdenum prices.

During the three years ended December 31, 2010, the published Platts Metals Week molybdenum weekly average price ranged from a low of $7.83 to a high of $33.88 per pound.  Molybdenum prices are affected by numerous factors that are outside of TCM’s control, including the rates of global economic growth (especially construction and infrastructure activity that requires significant amounts of steel), the worldwide balance of molybdenum demand and supply, the volume of molybdenum produced from primary mines and as a by-product from copper mines, molybdenum inventory levels, the relative strength or weakness of the U.S. dollar and related currency exchange fluctuations and production costs of competitors.  In addition, because copper mining, which accounts for 40% to 50% of global molybdenum production, is relatively insensitive to molybdenum demand, the supply of available molybdenum may greatly exceed demand and cause price declines in molybdenum.

Future price declines would materially reduce TCM’s profitability and could cause it to reduce output at its operations (including possibly closing one or more of its mines or plants), all of which could reduce TCM’s cash flow from operations, depress the trading price of TCM’s equity securities and suspend construction and development of Mt. Milligan. By way of illustration, for each $1 per pound change in molybdenum prices (using the molybdenum pounds sold from TCM’s mines in 2010), the impact on TCM’s annual cash flow would approximate $36.9 million.  Furthermore, a significant decrease in molybdenum prices may require it to revise TCM’s mineral reserve calculations and life-of-mine plans, which could result in material write-downs of TCM’s investments in mining properties and increased amortization, reclamation, and closure charges.  In addition to adversely affecting TCM’s reserve estimates and financial condition, declining molybdenum prices can impact operations by requiring a reassessment of the feasibility of a particular project.  Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause substantial delays or may interrupt operations until the reassessment can be completed.

TCM’s revenues for the next few years are dependent on TCM’s molybdenum production.  Future growth depends on TCM’s ability to bring new mines into production and to expand mineral reserves at existing mines.

TCM historically has generated, and will continue for the next few years to generate, revenues primarily through the production and sale of molybdenum.  Subject to the construction and development of Mt. Milligan and any future expansion or other development, production from TCM’s existing operations are expected to decline over the life of TCM’s existing operating mines.  In addition, the production estimates and the life-of-mine estimates included in this Form 10-Q and in TCM’s other filings with the SEC may vary materially from the actual production from, or productive life of, the subject mines because the feasibility of mineral reserves is largely dependent on market conditions, the regulatory environment and available technology.  Further, as mines approach their life-of-mine estimates, the quality of mined ore will likely be lower than before, which would require additional manpower, time and money in order to obtain the same amount of minerals that would have been mined in the beginning of the life-of-mine estimate and would increase operating costs and affect cash flows and results of operations, and the operation of such mine may, as a result, be deemed to be no longer economically feasible.  TCM’s ability to maintain its current production, increase its annual production and generate revenues therefrom will depend significantly upon its ability to successfully bring Mt. Milligan into production as an operating mine, develop, discover or acquire new mines and expand mineral reserves at its existing mines. Additionally, as further described in “—Molybdenum market prices fluctuate widely, and molybdenum price declines could adversely affect TCM’s earnings and cash flows,” future molybdenum price declines would materially reduce TCM’s profitability and could cause it to reduce output at its operations (including possibly closing one or more of its mines or plants), all of which could affect TCM’s business and reduce its cash flow from operations depress the trading price of TCM’s equity securities and suspend construction and development of Mt. Milligan.

TCM may fail to realize the anticipated benefits of TCM’s acquisition of Terrane, which could have a material adverse effect on TCM’s stock price and business, financial condition and results of operations.

TCM acquired Terrane in October 2010 with the expectation that the acquisition will result in benefits to TCM.  TCM’s ability to realize these anticipated benefits is subject to certain risks, including:

•      TCM’s ability to successfully bring Mt. Milligan into production as an operating mine;

•      the possibility that TCM paid more than the value TCM will derive from the acquisition, including but not limited to the risk that copper and gold prices will significantly decline in the period prior to completion of Mt. Milligan or that the production estimates and the life-of-mine estimates for Mt. Milligan vary materially from the actual production from, or productive life of, Mt. Milligan; and

•      the reduction of TCM’s cash available for current operations and other uses given the construction and development of Mt. Milligan, the incurrence of indebtedness to finance the construction and development of Mt. Milligan.

If TCM is not able to successfully construct and develop Mt. Milligan to bring it into production as an operating mine within the anticipated time frame, or at all, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected and TCM’s business, results of operations and financial condition may be adversely affected as a result.

There are uncertainties and risks related to the start-up of operations at Mt. Milligan, and if the construction and development is not completed, it could adversely affect TCM’s profitability or operating results.

Mt. Milligan is in the construction and development stage.  There are inherent construction risks to the development of all new mining projects.  These risks include the availability and delivery of critical equipment; the hiring of key personnel for construction, commissioning and operations; delays associated with contractors; budget overruns due to changes in the cost of fuel, power, materials, supplies and currency fluctuations; and potential opposition from non-governmental organizations, environmental groups, First Nation communities and other communities that may be located near the mines and projects.

It is common in new mining operations to experience unexpected costs, problems and delays during construction, development and mine start-up, often due to circumstances beyond the owner’s control.  These and other factors may have the effect of increasing the expected capital expenditures for the project.  In addition, delays in the commencement of mineral production often occur.  Accordingly, TCM cannot provide assurance that its activities will result in profitable mining operations at Mt. Milligan.

Furthermore, there are risks associated with the construction of an entirely new mining project relating to, among other things, supervising the engineering, procurement and construction management contractor, supervising other construction contractors, estimating costs, procuring supplies, transporting materials to the site, obtaining required permits and approvals and the managing of personnel.  TCM will be required to rely upon outside consultants, engineers and others for additional construction expertise in respect of Mt. Milligan.

The development of Mt. Milligan is dependent on adequate funding to complete the construction and development of the mine; failure to obtain necessary funding could delay or prevent it from successfully completing the start-up of Mt. Milligan.

Currently, the funding for Mt. Milligan is anticipated to come from existing cash reserves, the gold stream transaction, equipment and debt financing, the issuance of shares pursuant to outstanding options and warrants and cash flow from operations.  If TCM’s future revenues decrease as a result of lower commodity prices or otherwise, which causes a significant decline in cash flow from operations, TCM may require significant additional financing in the future in order to construct the mine and to advance Mt. Milligan towards production.  Failure to obtain such financing on a timely basis could cause a delay in the development timeline of Mt. Milligan, cause it to forfeit TCM’s interest in certain properties, miss certain acquisition opportunities, delay or indefinitely postpone further exploration and development of TCM’s projects with the possible loss of such properties and reduce or terminate TCM’s operations.  If TCM’s cash flow from operations is not sufficient to satisfy its capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available on terms acceptable to it to meet these requirements or be available on favorable terms, if at all.  If TCM is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on its debt obligations, TCM would default under the terms of the applicable financing documents.  Any such default would likely result in an acceleration of the repayment obligations to the applicable lenders as well as potential cross-defaults to TCM’s existing lenders.  Even if TCM is unable to meet its debt service obligations, the amount of debt TCM undertakes could adversely affect it in a number of ways, including by limiting TCM’s ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes, limiting TCM’s flexibility in planning for, or reacting to, changes in its business, or placing it at a competitive disadvantage relative to TCM’s competitors who have lower levels of debt.

TCM’s secured revolving credit facility contains financial covenants that require it to maintain certain financial metrics and ratios and restrictive covenants that limit its flexibility. A breach of those covenants may cause TCM to be in default under the facility, and TCM’s lenders could foreclose on TCM’s assets.

The credit agreement for TCM’s new secured revolving credit facility requires TCM to maintain compliance with financial covenants measuring maximum levels of leverage and minimum levels of interest coverage as well as minimum liquidity conditions required to be maintained through completion of the Mt. Milligan project. To the extent that TCM is unable to meet either financial covenant, the minimum liquidity condition or any of the restrictive covenants described below, the lenders could either refuse to lend additional funds to TCM or accelerate the repayment of any outstanding borrowings under the revolving credit facility. In either case, TCM may not have sufficient assets to repay such indebtedness upon a default or access to sufficient alternative sources of funds to the extent that borrowings under the credit facility would be restricted. If TCM is unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding against TCM or collection proceedings with respect to TCM’s assets, all of which secure its indebtedness under the revolving credit facility. A default under the credit facility could also trigger cross defaults to other of TCM’s material agreements.

The credit agreement also contains certain restrictive covenants that limit, and in some circumstances prohibit, TCM’s ability to, among other things:

•              incur additional debt;

•              sell, lease or transfer TCM’s assets;

•              pay dividends;

•              make capital expenditures and investments;

•              guarantee debts or obligations;

•              create liens;

•              enter into transactions with TCM’s affiliates; and

•              enter into certain merger, consolidation or other reorganizations transactions.

These restrictions could limit TCM’s ability to obtain future financing, make acquisitions or secure the needed working capital to withstand future downturns in its business or the economy in general, or otherwise take advantage of business opportunities that may arise, any of which could place TCM at a competitive disadvantage relative to its competitors that may have less debt and are not subject to such restrictions.

TCM’s equipment financing facility with Caterpillar Financial Services Limited requires it to maintain certain financial metrics and ratios.  A breach of those covenants may cause it to be in default under such facility.

The master lease agreement for TCM’s equipment financing facility with Caterpillar Financial Services Limited requires it to maintain compliance with financial covenants included in TCM’s revolving credit facility measuring maximum levels of leverage and minimum levels of interest coverage as well as minimum liquidity conditions required to be maintained through completion of the Endako Mine mill expansion and the Mt. Milligan project. To the extent that TCM is unable to meet either of such financial covenants, the minimum liquidity condition or any of the restrictive covenants contained therein, the lender under the equipment credit facility (1) could terminate the lease by it of equipment purchased by the lender and leased to it pursuant to the facility, (2) terminate the lender’s obligation to purchase additional equipment and lease such equipment to it pursuant to the terms of the facility, (3) accelerate the payment of all lease payments unpaid under the facility, together with default interest, (4) accelerate the payment of the balance of the purchase price for equipment which would have been due and payable from the date of termination and (5) foreclose on the equipment purchased and leased under the facility and apply the proceeds from the sale of such equipment to any shortfall in the payment by it of amounts due to the lender under the facility.  The termination of this facility could result in significant delays in the construction of Mt. Milligan, which could result in a material adverse effect on TCM’s operating results and financial condition.  A default under the equipment financing facility could also trigger cross defaults to other material agreements, including TCM’s credit agreement.

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

Some of TCM’s properties, including certain properties acquired in the Terrane transaction, are located near First Nations communities who may oppose the development of these properties.

The Endako Mine, Mt. Milligan, the Berg Property, the Davidson Property, and other properties acquired as a result of TCM’s acquisition of Terrane are located near many First Nations communities, and the exploration and development of these properties may be subject to land claims and opposition by First Nations communities.  In addition, TCM may be required to enter into certain agreements with such First Nations in order to develop TCM’s properties, which could reduce the expected earnings or income from any future production.

In particular, in May 2010, the Stellat’en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and it alleging that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty by failing to consult with the Stellat’en First Nation in relation to the impact that the Endako Mine and the mill expansion may have on such petitioners and their aboriginal title.  The petitioners seek a declaration that the Provincial Crown has not fulfilled its duty to consult with them in relation to the mill expansion project at the Endako Mine, a declaration that the mining permits and/or tenures held by it are invalid, an order quashing or setting aside the decision to issue a permit amendment to TCM, and an injunction prohibiting further construction or alterations to the Endako Mine relating to the mill expansion project at the Endako Mine.  TCM and the government have filed materials in response to the petition, and the matter was heard by the Supreme Court of British Columbia in a hearing that took place in late February and early March of 2011.  The timing of the release of the judge’s decision in this matter is unknown. If a court determines that the Government of British Columbia failed to adequately consult First Nations, permits and amendments to permits may be delayed or declared invalid, which may have a material adverse effect on the future operating plans for the Endako Mine once the mill expansion is completed.  There can be no assurance that this legal proceeding will be resolved in a manner favorable to TCM.

In addition, there has been opposition voiced by the Nak’azdli First Nation against the development of Mt. Milligan.  The Nak’azdli First Nation has commenced proceedings in the Supreme Court of British Columbia (June 2009 and August 2010) and the Federal Court of Canada (January 2010 and December 2010) seeking judicial reviews of certain key decisions by the Province of British Columbia and the Government of Canada approving the Mt. Milligan project.  TCM was not originally named as a party in any of the proceedings.  TCM has since either been named or has added itself as a participant in two of these proceedings because the relief that is sought in the proceedings would, if granted, have the potential to affect the work being done to bring the Mt. Milligan mine into production.  No dates have been set for hearing of the proceedings.  The continued opposition of the Nak’azdli First Nation could delay or prevent the development of Mt. Milligan.  There can be no assurance that the Nak’azdli First Nation opposition will be resolved successfully. See “Business—Legal proceedings.”

TCM may not be able to acquire desirable mining assets in the future.

One of TCM’s strategies is to continue to grow its business by acquiring quality mining assets, as demonstrated by its acquisition of Terrane.  TCM expects to continue to selectively seek strategic acquisitions in the future.  However, there can be no assurance that suitable acquisition opportunities will be identified or, if identified, that acquisitions will be consummated on favorable terms or at all.  TCM’s ability to identify, consummate and to integrate effectively any future acquisitions on terms that are favorable to it may be limited by the number of attractive acquisition targets, internal demands on its resources, competition from other mining companies and, to the extent necessary, its ability to obtain financing on satisfactory terms, if at all.  In addition, TCM competes for attractive acquisition targets with other potential buyers that have more financial and other resources than it does.

Estimates of mineral reserves and projected cash flows may prove to be inaccurate, which could negatively impact TCM’s results of operations and financial condition.

There are numerous uncertainties inherent in estimating mineral reserves and the future cash flows that might be derived from their production.  Accordingly, the figures for mineral reserves and future cash flows contained in this Quarterly Report on Form 10-Q or incorporated herein by reference are estimates only.  In respect of mineral reserve estimates, no assurance can be given that the anticipated tonnages and grades will be achieved, that the indicated level of recovery will be realized, or that mineral reserves can be mined or processed profitably.  The ore grade actually recovered may differ from the estimated grades of the mineral reserves and mineral resources.

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

For these reasons, estimates of TCM’s mineral reserves in this Form 10-Q or incorporated herein by reference, including classifications thereof based on probability of recovery, and any estimates of future cash flows expected from the production of those mineral reserves, prepared by different engineers or by the same engineers at different times may vary substantially.  The actual volume and grade of mineral reserves mined and processed, and the actual cash flows derived from that production, may not be as currently anticipated in such estimates.  If TCM’s actual mineral reserves or cash flows are less than its estimates, TCM’s results of operations and financial condition may be materially impaired.

TCM’s exploration activities may not result in additional discoveries.

TCM’s ability to replenish its ore reserves is important to TCM’s long-term viability.  Produced ore reserves must be replaced by further delineation of existing ore bodies or by locating new deposits in order to maintain production levels over the long term.  Exploration is highly speculative in nature.  Exploration projects involve many risks, require substantial expenditures, and may not result in the discovery of sufficient additional mineral deposits that can be mined profitably.  Once a site with mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change.  Substantial expenditures are required to establish recoverable proven and probable reserves, to receive regulatory approvals and permits and to construct mining and processing facilities.  As a result, there is no assurance that current or future exploration programs, such as the Berg Property or the Davidson Property, will be successful.  There is a risk that depletion of reserves will not be offset by discoveries or acquisitions.  As a result, TCM cannot provide assurance that TCM’s exploration, development or acquisition efforts will result in any new commercial mining operations or yield new mineral reserves to replace or expand current mineral reserves.

TCM is subject to substantial government regulation.  Changes to regulation or more stringent implementation could have a material adverse effect on TCM’s results of operations and financial condition.

TCM’s mining, processing, development and mineral exploration activities are subject to various laws governing prospecting, development, production, taxes, labor standards and occupational health, mine safety, toxic substances and other matters.  Mining and exploration activities are also subject to various laws and regulations relating to the protection of the environment.  No assurance can be given that TCM will remain in compliance with applicable regulations or that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner that could limit or curtail production or development of TCM’s properties.  Amendments to current laws and regulations governing TCM’s operations and activities or more stringent implementation thereof could have a material adverse effect on TCM’s business, financial condition and results of operations.

Over the course of the last several years, significant new corporate governance and disclosure regulations and requirements have been adopted by U.S. federal and state and Canadian federal, state and provincial governments as well as the stock exchanges on which TCM’s common stock is listed.  TCM is required to expend significant resources to monitor and implement these new rules and regulations.  These additional compliance costs and related diversion of the attention of management and key personnel could have a material adverse effect on TCM’s business, financial condition and results of operations.

TCM must remove and reduce impurities and toxic substances naturally occurring in molybdenum and comply with applicable law relating thereto, which could result in remedial action and other costs.

Mineral ores and mineral products, including molybdenum ore and molybdenum products, contain naturally occurring impurities and toxic substances.  Although TCM has implemented procedures that are designed to identify, isolate and safely remove or reduce such impurities and substances, such procedures require strict adherence and no assurance can be given that employees, contractors or others will not be exposed to or be affected by such impurities and toxic substances, which may attract liability to TCM.  A risk to the operation of the TC Mine, the Endako Mine and the Langeloth Facility is that standard operating procedures may not identify, isolate and safely remove or reduce such substances.  TCM is aware that both careful monitoring and effective control are vital, but there is still a risk that the presence of impurities or toxic substances in TCM’s products may result in such product being rejected by TCM’s customers, penalties being imposed due to such impurities or the products being barred from certain markets.  Such incidents could require remedial action and could result in curtailment of operations.

Legislation requiring manufacturers, importers and downstream users of chemical substances, including metals and minerals, to establish that the substances can be handled and used without negatively affecting health or the environment may impact TCM’s operations and markets.  These potential compliance costs, litigation expenses, regulatory delays, remediation expenses and operational costs could negatively affect TCM’s financial results.

TCM must comply with comprehensive environmental regulations and TCM faces significant environmental risks.

All phases of TCM’s operations are subject to environmental regulation.  In Canada and the United States, environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with operations.  The legislation also requires that facility sites and mines be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities.  Compliance with such legislation can require significant expenditures, and a breach may result in the imposition of fines and penalties, some of which may be material.  Companies engaged in the exploration and development of mineral properties generally experience increased costs and delays as a result of the need to comply with applicable laws, regulations and permits.

Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees.  Existing or future environmental regulation could have a material adverse effect on TCM’s business, financial condition and results of operations.  TCM owns or has owned, manages or has been in care or control of properties that may result in a requirement to remediate such properties that could involve material costs.  In addition, environmental hazards may exist on the properties on which TCM holds interests that are unknown to it at present and that have been caused by previous or existing owners or operators of the properties.  TCM may also acquire properties with environmental risks, and the indemnification proceeds TCM receives from the entity TCM acquires such properties from, if any, may not be adequate to pay all the fines, penalties and costs incurred related to such properties.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions.  Parties engaged in mining operations, including TCM, may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on it and cause increases in exploration expenses, remedial and reclamation obligations, capital expenditures or production costs, reduction in levels of production at producing properties, or abandonment or delays in development of new mining properties.

TCM is required to obtain government permits in order to conduct operations.

Government approvals and permits are currently required in connection with all of TCM’s operations, and further approvals and permits may be required in the future.  TCM must obtain and maintain a variety of licenses and permits, including air quality control, water, electrical, transportation and municipal licenses.  The duration and success of TCM’s efforts to obtain permits are contingent upon many variables outside of its control.  Obtaining governmental permits may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  There can be no assurance that all necessary permits will be obtained and, if obtained, that the costs involved will not exceed TCM’s estimates or that TCM will be able to maintain such permits.  To the extent such approvals are required and not obtained or maintained, TCM’s operations may be curtailed, or TCM may be prohibited from proceeding with planned exploration, development or operation of mineral properties.

TCM’s Langeloth Facility is currently operating with a National Pollutants Discharge Elimination System (“NPDES”) permit and Title V air quality permit, the terms of which have expired.  However, timely applications to renew both the NPDES and air quality permits have been filed, and the Langeloth Facility is, therefore, authorized to continue to operate under its existing permits until renewed permits are issued.  The Langeloth Facility is taking all steps necessary to meet its existing NPDES and air quality permit requirements.  In March 2011, the Pennsylvania Department of Environmental Protection (“PaDEP”) submitted to TCM a draft of a new air quality permit for the Langeloth Facility.  TCM requested revisions to such draft permit, which are currently under review by PaDEP.  If a new air quality or NPDES permits is not issued or, if issued and final, contains more onerous requirements with which TCM must comply, TCM’s business may be adversely affected.  Violations of the existing, or new, air quality or NPDES permit conditions at the Langeloth Facility could result in a range of criminal and civil penalties under federal Clean Water Act and Clean Air Act or the Pennsylvania Clean Streams Law or Air Pollution Control Act.

The long-term operation of the expanded Endako Mine mill will require an amendment to an existing permit and a new water license, both of which have been applied for.  There can be no assurance that either permit will be obtained.

In addition, in order to operate the mine at Mt. Milligan, TCM will require a Fisheries Act Authorization from Fisheries and Oceans Canada in Canada allowing it to release tailings into its new tailings dam.  TCM has applied for this permit, but it has not yet been obtained.  There can be no assurance that this permit will be obtained.

Obtaining and maintaining the various permits for TCM’s mine development operations and exploration projects, including the Berg Property and the Davidson Property, will be complex, time-consuming and expensive.  Changes in a mine’s design, production rates, quality of material mined and many other matters often require submission of the proposed changes for agency approval prior to implementation, and these may not be obtained.  In addition, changes in operating conditions beyond TCM’s control, changes in agency policy and federal and state laws, litigation initiated by First Nations and/or other parties or community opposition could further affect the successful permitting of operations.

Fluctuations in the price of molybdenum may adversely impact TCM’s cash flow as a result of TCM’s entering into provisionally priced sales contracts.

TCM’s consolidated molybdenum sales represent the sale of molybdenum in various forms from its mines and from third-party material that is purchased, processed, and sold.  Molybdenum sales for 2010 were $578.6 million, with cash generated from operations of $157.4 million.  For each $1 per pound change in molybdenum prices (using the molybdenum pounds sold from TCM’s mines in 2010), the impact on TCM’s annual cash flow would approximate $36.9 million.

From time to time, TCM enters into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date.  The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to estimated fair value at the end of each period.  Changes to the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net income.  To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to molybdenum sales, respectively, is recorded each reporting period until the date of final pricing.  Accordingly, in times of rising molybdenum prices, molybdenum revenues benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior years; in times of falling molybdenum prices, the opposite occurs.

Mining operations and roasting facilities are subject to conditions or events beyond TCM’s control, which could have a material adverse effect on TCM’s business; insurance may not cover these risks and hazards adequately or at all.

Mining operations and roasting facilities, by their nature, are subject to many operational risks and factors that are generally outside of TCM’s control and could adversely affect its business, operating results, and cash flows.  These operational risks and factors include unanticipated ground and water conditions; adverse claims to water rights and shortages of water to which TCM has rights; adjacent land ownership that results in constraints on current or future mine operations; geological problems, including earthquakes and other natural disasters; metallurgical and other processing problems; unusual or unexpected rock formations; ground or slope failures; structural cave-ins or slides; flooding or fires; seismic activity; rock bursts; equipment failures; and periodic interruptions due to inclement or hazardous weather conditions or operating conditions and other force majeure events; lower than expected ore grades or recovery rates; accidents; delays in the receipt of or failure to receive necessary government permits; the results of litigation, including appeals of agency decisions; uncertainty of exploration and development; delays in transportation; interruption of energy supply; labor disputes; inability to obtain satisfactory insurance coverage; the availability of drilling and related equipment in the area where mining operations will be conducted; and the failure of equipment or processes to operate in accordance with specifications or expectations.

These risks could result in damage to, or destruction of, mines and other producing facilities resulting in partial or complete shutdowns, personal injury or death, environmental or other damage to TCM’s properties or the properties of others, delays in mining, reduced production, monetary losses and potential legal liability.  Milling operations are subject to hazards such as equipment failure or failure of retaining dams around tailings disposal areas that may result in environmental pollution and consequential liabilities.

TCM’s insurance will not cover all the potential risks associated with TCM’s operations.  In addition, although certain risks are insurable, TCM may be unable to maintain insurance to cover these risks at economically feasible premiums.  Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to it or to other companies in the mining industry on acceptable terms.  TCM might also become subject to liability for pollution or other hazards that may not be insured against or that TCM may elect not to insure against because of premium costs or other reasons.  Losses from these events may cause TCM to incur significant costs that could have a material adverse effect upon TCM’s business.  Furthermore, should TCM be unable to fund fully the cost of remedying an environmental problem, TCM might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy.

TCM’s operations are subject to currency fluctuations, which could adversely affect TCM’s results of operations and financial condition.

Exchange rate fluctuations may affect the costs that TCM incurs in its operations.  TCM’s costs for the Endako Mine are, and for Mt. Milligan will be, incurred principally in Canadian dollars.  However, TCM’s future revenue is tied to market prices for molybdenum, copper and gold, which are denominated in U.S. dollars.  The appreciation of the Canadian dollar against the U.S. dollar can increase the cost of TCM’s production and capital expenditures in U.S. dollars, and TCM’s results of operations and financial condition could be materially adversely affected.  Although TCM may use hedging strategies to limit TCM’s exposure to currency fluctuations, there can be no assurance that such hedging strategies will be successful or that they will mitigate the risk of such fluctuations.

TCM’s inability to provide reclamation bonding or maintain insurance could adversely affect TCM’s operating results and financial condition.

TCM is required by U.S. federal and state laws and Canadian federal and provincial laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if TCM is unable to do so.  These laws are complex and vary from jurisdiction to jurisdiction.  The laws govern the determination of the scope and cost of the closure and reclamation obligations and the amount and forms of financial assurance.

As of March 31, 2011, TCM has provided the appropriate regulatory authorities in the United States and Canada with $33.5 million in reclamation financial assurance for mine closure obligations in the various jurisdictions in which TCM operates.  The amount and nature of the financial assurances are dependent upon a number of factors, including TCM’s financial condition and reclamation cost estimates.  Changes to these amounts, as well as the nature of the collateral to be provided, could significantly increase TCM’s costs, making the maintenance and development of existing and new mines less economically feasible.  However, the regulatory authorities may require further financial assurances.  To the extent that the value of the collateral provided to the regulatory authorities is or becomes insufficient to cover the amount of financial assurance TCM is required to post, TCM would be required to replace or supplement the existing security with more expensive forms of security, which might include cash deposits, which would reduce TCM’s cash available for operations and financing activities.  There can be no guarantee that TCM will be able to maintain or add to TCM’s current level of financial assurance.  TCM may not have sufficient capital resources to further supplement TCM’s existing security.

Although TCM has currently made provisions for certain of TCM’s reclamation obligations, there is no assurance that these provisions will be adequate in the future.  Failure to provide regulatory authorities with the required financial assurances could potentially result in the closure of one or more of TCM’s operations, which could result in a material adverse effect on its operating results and financial condition.

TCM is required, from time to time, to post financial assurances, and there can be no assurance that TCM will continue to be able to obtain financial assurances on acceptable terms.

In addition to TCM’s reclamation bonding obligations, TCM will from time to time be required to post other financial assurance in the normal course of conducting its daily activities.  This financial assurance can take several forms, including but not limited to letters of credit, performance bonds, deposits into escrow accounts for the benefit of the counterparty or the posting of cash collateral directly with the counterparty.  In each case, the form of financial assurance to be provided is dictated by several factors including expected length of time the financial assurance obligation is expected to remain outstanding, the amount of the obligation, the cost to it of providing the various forms of financial assurance and the creditworthiness of the counterparty.  TCM’s ability to obtain certain forms of financial assurance going forward will be impacted by TCM’s future financial performance, changes to its credit rating and other factors that may be beyond its control.  There can be no assurance that TCM will be able to obtain certain forms of financial assurance going forward or that TCM will be able to post cash collateral in lieu of being able to secure one of these other forms of financial assurance.

TCM owns certain assets through joint ventures, and any disagreement or failure of partners to meet obligations could have a material adverse effect on TCM’s results of operations and financial condition.

TCM holds a 75% interest in the Endako Mine, the other 25% interest being held by Sojitz Moly Resources, Inc. (formerly named Nissho Iwai Moly Resources, Inc. (Canada)), (“Sojitz”).  TCM’s interest in the Endako Mine is subject to the risks normally associated with the conduct of joint ventures.  While TCM is the operator of the Endako Mine, Sojitz has certain consent and veto rights pursuant to the agreement governing TCM’s joint venture with Sojitz with respect to the Endako Mine (“Endako Mine Joint Venture Agreement”).  The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on TCM’s profitability or the viability of its interests held through joint ventures, which could have a material adverse impact on its future cash flows, earnings, results of operations and financial condition: (i) disagreement between joint venture partners on how to develop and operate mines efficiently; (ii) inability of joint venture partners to meet their obligations to the joint venture or third parties; and (iii) litigation between joint venture partners regarding joint venture matters.

Increased energy prices could adversely affect TCM’s results of operations and financial condition.

Mining operations and facilities are intensive users of electricity and carbon-based fuels.  Energy prices can be affected by numerous factors beyond TCM’s control, including global and regional supply and demand, political and economic conditions, and applicable regulatory regimes.  The prices of various sources of energy may increase significantly from current levels.  An increase in energy prices could materially adversely affect TCM’s results of operations and financial condition.  TCM does not currently have any material energy hedges in place.

Regulation of greenhouse gas emissions effects and climate change issues may adversely affect TCM’s operations and markets.

TCM’s operations are subject to a complex regime of environmental laws, regulations and guidelines at the federal, state, provincial and local levels.  As energy, including energy produced from the combustion of carbon-based fuels is a significant input to TCM’s mining and processing operations, TCM must also comply with emerging climate change regulatory requirements, including programs to reduce greenhouse gas emissions.  TCM’s principal energy sources are electricity, purchased petroleum products and natural gas.  In addition, TCM’s processing facilities and mobile mining equipment emit carbon dioxide.

On July 1, 2008, the Province of British Columbia introduced a carbon tax on the purchase or use of fossil fuels within the province.  As of July 1, 2010, the carbon tax rate is equal to $20 per tonne of carbon dioxide equivalent emissions, increasing by $5 per tonne each year for the next two years to $30 per tonne in 2012.  The Endako Mine and Mt. Milligan are located in British Columbia, and the carbon tax may have a material impact on TCM’s energy and compliance costs.

British Columbia is also a partner in the Western Climate Initiative (“WCI”), a collaboration among  TCM’s Canadian provinces and seven U.S. states that seeks to reduce overall greenhouse gas emissions through a regional cap-and-trade program.  It is anticipated that the WCI, which released the detailed design recommendations for its cap-and-trade program in July 2010, will start trading on January 1, 2012.  In April 2008, the British Columbia government introduced legislation to enable British Columbia to participate in the WCI’s cap-and-trade system.  In October 2010, the British Columbia Ministry of Environment released consultation papers for its proposed Emissions Trading Regulation and Offsets Regulation, which will provide the framework for the cap-and-trade market in British Columbia.  These regulations are expected to be finalized in by fall  2011.  If the cap-and-trade program begins trading on January 1, 2012 as planned, regulated British Columbia facilities emitting more than 25,000 tonnes of carbon dioxide equivalent per year will be subject to a cap.

The U.S. federal and state governments may also enact an emission trading or similar program for greenhouse gas emissions, which could significantly increase TCM’s energy and regulatory compliance costs.  For example, the U.S. federal government has considered legislation to reduce greenhouse gas emissions through a cap-and-trade system of allowances and credits, among other provisions.  In addition, the U.S. Environmental Protection Agency (“EPA”) has developed final rules requiring large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions.  Also, several states are involved with WCI and other similar multi-state collaborations designed to address greenhouse gas emissions on a regional level.

TCM is in the process of evaluating the potential impacts on TCM’s operations of these new and potential regulations.  Both the carbon tax and the planned cap-and-trade program will likely result in increased future energy costs.  The regulations will also likely increase TCM’s compliance costs.  For example, TCM may be required to install new equipment to reduce emissions from TCM’s processing facilities in order to comply with new regulatory standards or to mitigate the financial impact of a new climate change program.  In addition, it is uncertain how provincial and regional initiatives will interact with any federal climate change regulations.

TCM continues to monitor these developments along with other such initiatives and their potential impacts on operations.  TCM also continues to assess energy efficiency opportunities across all of TCM’s operations with the goal of reducing both costs and greenhouse gas emissions.

The potential physical impacts of climate change on TCM’s operations are highly uncertain and would be particular to the unique geographic circumstances associated with each of TCM’s facilities.  These may include changes in weather and rainfall patterns, water shortages, changing storm patterns and intensities and changing temperatures.  These effects may adversely impact the cost, production and financial performance of TCM’s operations.

Changes to the labeling of certain of TCM’s products could have a material adverse effect on TCM’s results of operations and financial condition.

In December 2006, the European Union (“EU”) member states adopted new chemical management legislation known as “REACH” (Registration, Evaluation, and Authorization of Chemicals).  REACH applies to all chemical substances manufactured or imported into the EU in quantities of one metric ton or more annually and requires the registration of approximately 30,000 chemical substances with the European Chemicals Agency.  Such registration entails the filing of extensive data on the potential risks to human health and the environment of such chemical substances.  As a result of such registration, TCM is required to label its products imported into the EU in accordance with the product classifications mandated by REACH.

Pursuant to REACH, two of TCM’s products, pure molybdenum tri-oxide and tech oxide, have been classified as potential carcinogens.  Under REACH, TCM is required to modify its material data sheets and labeling for such products to reflect this new classification.  While REACH applies only to the EU, TCM has adopted a uniform system of labeling, and as such will use the REACH-compliant material data sheets and product labels worldwide.

While pure molybdenum tri-oxide and tech oxide have not been determined to be carcinogens, as a result of the new product labeling prompted by REACH, TCM’s employees and/or its customers could raise claims against it regarding the safety of TCM’s products and the potentially carcinogenic effects they may have.  There can also be no assurance that, in the wake of the new REACH classification, government regulators in the jurisdictions in which TCM does business will not impose more restrictive regulations on it with respect to the manufacture, sale and/or handling of TCM’s products.  Any such claims or new regulations could have a material adverse effect on TCM’s results of operations or financial condition.

Title to some of TCM’s mineral properties may be challenged or defective.  Any impairment or defect in title could have a negative impact on TCM’s results of operations and financial condition.

The acquisition of title to mineral properties is a very detailed and time-consuming process.  There is no guarantee that title to any of TCM’s properties will not be challenged or impaired.  Third parties may have valid claims underlying portions of TCM’s interests, including prior unregistered liens, agreements, transfers or claims, including aboriginal land claims, and title may be affected by, among other things, undetected defects.  As a result, TCM may be constrained in TCM’s ability to operate its properties or unable to enforce its rights with respect to its properties.  An impairment to, or defect in, title to TCM’s properties could have a material adverse effect on TCM’s business, financial condition or results of operations.

Intense competition could reduce TCM’s market share or harm TCM’s financial performance.

The mining industry is intensely competitive, and TCM competes with many companies that have more financial and technical resources.  Since mines have a limited life, TCM must compete with others who seek mineral reserves through the acquisition of new properties.  In addition, TCM also competes for the technical expertise needed to find, develop, and operate such properties, the labor to operate the properties, and the capital for the purpose of funding such properties.  Many competitors not only explore for and mine metals, but conduct refining and marketing operations on a global basis.  Such competition may result in TCM’s being unable to acquire desired properties, to recruit or retain qualified employees or to acquire the capital necessary to fund TCM’s operations and develop its properties.  TCM also competes with manufacturers of substitute materials or products for which molybdenum is typically used.  Existing or future competition in the mining industry could materially adversely affect TCM’s prospects for mineral exploration and success in the future.  In addition, some of TCM’s competitors may have an advantageous market position and have greater financial and other resources and may therefore be able to better withstand poor and volatile market conditions, obtain financing on better terms and attract better or more qualified employees, any of which may have an adverse impact on TCM’s business, financial condition and results of operations.

The temporary shutdown of any of TCM’s operations could expose it to significant costs and adversely affect TCM’s access to skilled labor.

From time to time, TCM may have to temporarily shut down one or more of its mines if they are no longer considered commercially viable.  There are a number of factors that may cause TCM’s operations to be no longer commercially viable, many of which are beyond TCM’s control.  These factors include adverse changes in interest rates or currency exchange rates, decreases in the price of molybdenum or the market rates for treatment and refining charges, increases in concentrate transportation costs, and increases in labor costs.  During such temporary shutdowns, TCM will have to continue to expend capital to maintain the plant and equipment.  TCM may also incur significant labor costs as a result of a temporary shutdown if TCM is required to give employees notice prior to any layoff or to pay severance for any extended layoff.  Furthermore, temporary shutdowns may adversely affect TCM’s future access to skilled labor, as employees who are laid off may seek employment elsewhere.  In addition, if TCM’s operations are shut down for an extended period of time, TCM may be required to engage in environmental remediation of the plant sites, which would require it to incur additional costs.  The costs of ramping up production at one of TCM’s operations following a temporary shutdown could be significant.  Given the costs involved in a temporary shutdown of TCM’s operations, TCM may instead choose to continue to operate those operations at a loss.  Such a decision could have a material adverse effect on TCM’s results of operations and financial condition.

Disruption of transportation services or increased transportation costs could have a material adverse effect on TCM’s business, financial condition and results of operations.

Disruption of transportation services due to weather-related problems, strikes, lock-outs or other events could have a material adverse effect on TCM’s business, financial condition and results of operations.  If transportation for TCM’s products becomes unavailable, its ability to market its products could suffer.  Additionally, increases in

TCM’s transportation costs relative to those of its competitors could make TCM’s operations less competitive and could affect its profitability.

TCM is dependent upon key management personnel and executives.

TCM is dependent upon a number of key management personnel.  TCM’s ability to manage its exploration, development and operating activities, and hence its success, depends in large part on the efforts of these individuals.  TCM faces intense competition for qualified personnel, and there can be no assurance that TCM will be able to attract and retain such personnel.  TCM does not maintain “key person” life insurance.  Accordingly, the loss of the services of one or more of such key management personnel could have a material adverse effect on TCM’s business.

From time to time, some of TCM’s directors and officers may be involved with other natural resource companies.

Certain of TCM’s directors and officers also serve or may in the future serve as directors and/or officers of other companies involved in natural resource exploration and development, and consequently there exists the possibility for such directors and officers to be in a position of conflict.  As a result of any such conflict, TCM may miss the opportunity to participate in certain transactions, which may have a material adverse effect on TCM’s business.

TCM’s business depends on good relations with its employees.

Production at TCM’s mining operations depends on the efforts of its employees.  On April 1, 2011, TCM entered into a collective bargaining agreement with the union representing certain hourly workers at the Endako Mine.  The new Endako Mine collective bargaining agreement is for a period from April 1, 2011 to March 31, 2013.  The Langeloth Facility also has certain unionized employees. Although these unionized employees have agreed to “no-strike” clauses in their respective union agreements, there can be no assurance that the Langeloth Facility, and consequently TCM’s business, will not suffer from work stoppages.

Further, relations with TCM’s non-unionized employees may be affected by changes in the scheme of labor relations that may be introduced by the relevant governmental authorities in whose jurisdictions TCM carries on business.  Changes in such legislation, or otherwise in TCM’s relationship with its employees, including its unionized employees, may result in strikes, lockouts or other work stoppages, any of which could have a material adverse effect on TCM’s business, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Mine Safety Disclosures

Employee and contractor safety is a fundamental priority for TCM at all of its mine sites.  TCM has in place a comprehensive safety program that includes extensive health and safety training for all employees and contractors, site inspections, emergency response preparedness, crisis communications training, incident investigation, regulatory compliance training and process auditing, as well as an open dialogue among all levels of employees and contractors.  For example, at the TC Mine, TCM utilizes an outside consulting firm to provide behavioral safety training to all employees and contractors working on-site.  TCM’s goal is to achieve zero lost time and zero reportable injuries.  TCM strives to eliminate exposure to hazards in the workplace, ensure that it complies with all mine safety resolutions, and support regulatory and industry efforts to improve the health and safety of its employees and contractors along with the industry as a whole.

TCM’s operations at the TC Mine are subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  Under the recently-enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, mine operators are required to include in their periodic reports filed with the SEC certain information relating to citations or orders issued under the Mine Act, and certain other mine safety information.  Below is the information so required for TCM for the three months ended March 31, 2011:

•                                          Section 104 Citations:  TCM received one citation from MSHA under section 104 of the Mine Act for health or safety standards that could significantly and substantially contribute to serious injury if left unabated.  TCM has taken measures to remedy such citation, which remedies have been approved by MSHA.

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

•                                          Proposed Assessments:  The total dollar value of proposed assessments from MSHA under the Mine Act was $7,356.  All such assessments relate to citations and orders issued by MSHA prior to the three-month period ended March 31, 2011.

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

•                                          Pending Legal Actions:  TCM currently has five pending legal actions before the Federal Mine Safety and Health Review Commission to contest five citations.  The proposed assessments relating thereto total $7,356.

Item 6.  Exhibits.

Exhibit Number	Description

2.1	Arrangement Agreement between TCM and Terrane, dated July 15, 2010 (incorporated by reference to Exhibit 2.1 to TCM’s Current Report on Form 8-K filed with the SEC on July 21, 2010).

2.2	Letter Agreement between TCM and Terrane, dated August 20, 2010 (incorporated by reference to Exhibit 2.1 to TCM’s Current Report on Form 8-K filed with the SEC on August 25, 2010).

3.1	Notice of Articles, dated September 24, 2010 (incorporated by reference to Exhibit 3.1 to TCM’s Annual Report on Form 10-K filed with the SEC on February 24, 2011).

3.2	Certificate of Continuation, dated July 29, 2008 (incorporated by reference to Exhibit 3.1 to TCM’s Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on March 1, 2010).

3.3	Articles of Continuance, effective July 21, 2008 (incorporated by reference to Exhibit 99.1 to TCM’s Report on Form 6-K filed with the SEC on August 27, 2008).

4.1

Common Share Purchase Warrant Indenture, dated June 21, 2007, between Terrane and Pacific Corporate Trust Company, as Warrant Agent, relating to Terrane’s common share purchase warrants expiring June 2012 (incorporated by reference to Exhibit 4.1 to TCM’s Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).

4.2

Supplement to the Common Share Purchase Warrant Indenture, dated October 20, 2010, among TCM, Terrane and Computershare Trust Company of Canada (successor to Pacific Corporate Trust Company), as Warrant Agent, relating to Terrane’s common share purchase warrants expiring June 2012 (incorporated by reference to Exhibit 4.2 to TCM’s Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).

4.3

Common Share Purchase Warrant Indenture, dated April 16, 2010, between Terrane and Computershare Trust Company of Canada, as Warrant Agent, relating to Terrane’s common share purchase warrants expiring April 2011 (incorporated by reference to Exhibit 4.3 to TCM’s Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).

4.4

Supplement to the Common Share Purchase Warrant Indenture, dated October 20, 2010, among TCM, Terrane and Computershare Trust Company of Canada, as Warrant Agent, relating to Terrane’s common share purchase warrants expiring April 2011 (incorporated by reference to Exhibit 4.4 to TCM’s Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).

4.5

Warrant Certificate issued to Goldcorp Canada Ltd. by Terrane on April 15, 2010 (incorporated by reference to Exhibit 4.5 to TCM’s Registration Statement on Form S-3ASR (File No. 333-170232) filed with the SEC on October 29, 2010).

4.6

Common Share Purchase Warrant Indenture, dated October 23, 2006, between Blue Pearl Mining Ltd. and Equity Transfer & Trust Company, as Warrant Agent, relating to TCM’s common share purchase warrants expiring October 2011 (incorporated by reference to Exhibit 99.57 to TCM’s Registration Statement on Form 40-F (File No. 001-33783) filed with the SEC on October 30, 2007).

10.1

First Amendment to Credit Agreement among TCM, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, dated February 24, 2011, (incorporated by reference to Exhibit 10.1 to TCM’s Current Report on Form 8-K filed with the SEC on February 25, 2011).

**10.2

Master Funding and Lease Agreement dated March 30, 2011, among Caterpillar Financial Services Limited, TCM and Terrane (incorporated by reference to Exhibit 10.1 to TCM’s Current Report on Form 8-K filed with the SEC on April 5, 2011).

*†10.3	Employment Agreement dated September 9, 2010, between Thompson Creek USA and Wendy J. Cassity.

*†10.4	Amendment No. 1 to Employment Agreement dated February 23, 2011, between Thompson Creek USA and Wendy J. Cassity.

*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.

*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.

101

The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the three months ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.††

*                                         Filed herewith.

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

THOMPSON CREEK METALS COMPANY INC.
Registrant

May 6, 2011	/s/ Kevin Loughrey
Date	KEVIN LOUGHREY,
Chairman, Chief Executive Officer and Director

May 6, 2011	/s/ Pamela L. Saxton
Date	PAMELA L. SAXTON,
Chief Financial Officer and Vice President,
Finance, (Principal Financial Officer and
Principal Accounting Officer)