Form 10-Q
period 2011-06-30
Thompson Creek Metals CO Inc.
filed 2011-08-08
CIK 1415020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 8, 2011 there were 167,870,646 shares of our common stock, no par value, outstanding.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2011	2010
	(in millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$560.4	$316.0
Accounts receivable—trade	93.3	63.3
Accounts receivable—related parties	11.6	10.0
Product inventory	86.7	75.5
Material and supplies inventory	34.3	31.5
Prepaid expense and other current assets	4.2	7.6
Income tax receivable	6.5	12.9
	797.0	516.8
Property, plant and equipment, net	1,990.3	1,696.1
Restricted cash	27.7	23.5
Reclamation deposits	24.5	24.7
Goodwill	47.0	47.0
Other assets	20.9	9.6
	$2,907.4	$2,317.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$121.3	$64.8
Income and mining taxes payable	3.5	3.7
Current portion of long-term debt	5.5	5.4
Deferred income tax liabilities	12.2	7.7
Other current liabilities	2.1	0.2
	144.6	81.8
Gold Stream deferred revenue	226.5	226.5
Long-term debt	363.7	16.6
Other liabilities	21.7	22.4
Asset retirement obligations	31.1	29.2
Common stock warrant derivatives	45.9	174.7
Deferred income tax liabilities	325.8	336.6
	1,159.3	887.8
Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock, no-par, 167,810,072 and 165,189,873 shares issued and outstanding, as of June 30, 2011 and December 31, 2010, respectively	1,012.6	980.9
Additional paid-in capital	49.3	49.2
Retained earnings	592.2	346.5
Accumulated other comprehensive income	94.0	53.3
	1,748.1	1,429.9
	$2,907.4	$2,317.7

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)

REVENUES
Molybdenum sales	$186.2	$145.5	$388.6	$269.5
Tolling, calcining and other	4.7	2.9	9.0	6.7
Total revenues	190.9	148.4	397.6	276.2
COSTS AND EXPENSES
Cost of sales
Operating expenses	91.7	73.8	189.7	150.1
Depreciation, depletion and amortization	17.6	11.9	36.0	22.9
Total cost of sales	109.3	85.7	225.7	173.0
Selling and marketing	2.5	1.8	4.9	3.3
Accretion expense	0.4	0.4	0.9	0.8
General and administrative	6.4	7.3	14.3	13.1
Acquisition costs	—	1.1	—	1.1
Exploration	3.2	1.8	6.8	3.5
Total costs and expenses	121.8	98.1	252.6	194.8
OPERATING INCOME	69.1	50.3	145.0	81.4
OTHER (INCOME) AND EXPENSE
Change in fair value of common stock warrants	(60.4)	(74.8)	(126.4)	(50.3)
Gain on foreign exchange	(2.4)	(1.9)	(2.1)	(1.3)
Interest and finance fees, net	0.8	(0.4)	1.7	(0.3)
Other	(0.3)	(0.2)	(0.5)	(0.3)
Total other (income) and expense	(62.3)	(77.3)	(127.3)	(52.2)
Income before income and mining taxes	131.4	127.6	272.3	133.6
Income and mining tax expense	14.6	1.1	26.6	6.0
NET INCOME	$116.8	$126.5	$245.7	$127.6
NET INCOME PER SHARE
Basic	$0.70	$0.90	$1.48	$0.91
Diluted	$0.68	$0.87	$1.41	$0.86
Weighted average number of common shares
Basic	167.3	139.8	166.4	139.7
Diluted	172.3	145.4	174.7	147.6

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$116.8	$126.5	$245.7	$127.6
Items not affecting cash:
Change in fair value of common stock warrants	(60.4)	(74.8)	(126.4)	(50.3)
Depreciation, depletion and amortization	17.6	11.9	36.0	22.9
Accretion expense	0.4	0.4	0.9	0.8
Amortization of finance fees	0.6	—	1.1	—
Stock-based compensation	2.1	1.7	3.9	4.2
Product inventory write-down	5.7	—	5.7	—
Deferred income tax benefit	(0.8)	(1.1)	(6.1)	(2.9)
Unrealized loss (gain) on derivative instruments	(0.5)	0.7	(0.5)	1.3
Change in working capital accounts (Note 13)	(27.9)	(24.1)	(30.1)	(36.8)
Cash generated by operating activities	53.6	41.2	130.2	66.8
INVESTING ACTIVITIES
Short-term investments	—	115.7	—	85.6
Capital expenditures	(155.2)	(71.1)	(248.1)	(90.5)
Restricted cash	(2.1)	(1.0)	(4.0)	(2.5)
Reclamation deposit	0.3	—	0.3	—
Cash generated (used) by investing activities	(157.0)	43.6	(251.8)	(7.4)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, net	20.4	0.1	25.8	2.1
Proceeds from senior unsecured note issuance, net (Note 7)	340.1	—	340.1	—
Debt issuance costs	(0.5)	—	(2.0)	—
Repayment of long-term debt	(1.3)	(0.9)	(2.8)	(2.4)
Cash generated (used) by financing activities	358.7	(0.8)	361.1	(0.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.0	(4.4)	4.9	(2.0)
INCREASE IN CASH AND CASH EQUIVALENTS	257.3	79.6	244.4	57.1
Cash and cash equivalents, beginning of period	303.1	136.0	316.0	158.5
Cash and cash equivalents, end of period	$560.4	$215.6	560.4	$215.6
Supplementary cash flow information (Note 13)

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY and COMPREHENSIVE INCOME

Six Months Ended June 30, 2011

(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
	(in millions, except share data in thousands)

Balances at January 1, 2011	165,190	$980.9	$49.2	$346.5	$53.3	$1,429.9
Amortization of stock-based compensation	—	—	4.0	—	—	4.0
Stock option exercises	940	11.3	(4.2)	—	—	7.1
Tax benefit of stock option exercises	—	—	0.3	—	—	0.3
Warrant exercises	1,680	20.4	—	—	—	20.4
Comprehensive income:
Net income	—	—	—	245.7	—	245.7
Foreign currency translation	—	—	—	—	40.7	40.7
Total comprehensive income	—	—	—	—	—	286.4
Balances at June 30, 2011	167,810	$1,012.6	$49.3	$592.2	$94.0	$1,748.1

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted. This report should be read in conjunction with Thompson Creek Metals Company Inc.’s (“TCM” or the “Company”) consolidated financial statements and notes contained in its Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

2. Terrane Acquisition

On October 20, 2010, TCM acquired 100% of the issued and outstanding equity of Terrane Metals Corp. (“Terrane”).  At December 31, 2010, the allocation of the purchase price was recorded using preliminary estimates related to the fair value of the mineral properties acquired.  As of June 30, 2011, the allocation of the purchase price of Terrane has been finalized.  The following table is a summary of the fair value of assets acquired less liabilities assumed:

US$ in millions
Cash and restricted cash	$27.1
Account receivables	2.4
Other current assets	0.7
Property, plant and equipment and mineralization	850.1
Other assets	0.3
Current liabilities	(8.6)
Deferred income tax liabilities	(178.6)
Net assets	$693.4

From those amounts recorded using preliminary estimates at December 31, 2010, the finalization of the purchase price allocation of Terrane resulted in a $3.3 million decrease to the fair value of property, plant and equipment and mineralization, and a corresponding decrease to deferred income tax liabilities.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

3. Inventory

The carrying value of product inventory is as follows:

	June 30,	December 31,
	2011	2010
Finished product	$32.3	$54.4
Work-in-process	52.6	16.6
Stockpiled ore	1.8	4.5
	$86.7	$75.5

As of June 30, 2011, the carrying value of TCM’s 75% share from the Endako Mine inventory exceeded the market value, resulting in an inventory write-down of $5.7 million. The write-down of inventory has been included in operating expenses in the accompanying consolidated income statement.

TCM determines the fair value of its product inventory using a market approach based upon published molybdenum market prices as of period end.  The following table provides information related to the non-recurring fair value measurement of TCM’s 75% share of the Endako Mine inventory as of June 30, 2011.  For further discussion regarding fair value measurements and the fair value hierarchy, see Note 6 to these consolidated financial statements.

	As of	Fair Value Measurement Using			Total
Balance sheet classification	June 30, 2011	Level 1	Level 2	Level 3	gain/(loss)
Product Inventory	$11.6	$—	$—	$11.6	$(5.7)

4. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	June 30,	December 31,
	2011	2010
Mining properties	$1,250.3	$1,214.3
Mine development	169.0	15.4
Mining equipment	328.7	310.6
Processing facilities	123.4	124.7
Construction in progress	345.2	217.8
Other	5.4	6.9
	2,222.0	1,889.7
Less: Accumulated depreciation, depletion and amortization	(231.7)	(193.6)
	$1,990.3	$1,696.1

The construction in progress balance included $332.9 million and $213.8 million related to the mill expansion project at the Endako Mine as of June 30, 2011 and December 31, 2010, respectively.  The mine development balance relates to the development of Mt. Milligan as of June 30, 2011and December 31, 2010, respectively.  No depreciation is currently being recognized on construction in progress or mine development as neither the new mill nor the Mt. Milligan project have been completed or placed into service.

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

The following table summarizes the location and fair value amounts of all derivative financial instruments in the consolidated balance sheets:

		Fair Value
		June 30,	December 31,
Derivative Type	Balance Sheet Classification	2011	2010
Derivative assets
Provisionally-priced sales(a)	Accounts receivable—trade	$(0.3)	$0.1
Fixed-priced contracts—current(b)	Prepaid expense and other current assets	0.9	1.7
Forward currency contracts(c)	Prepaid expense and other current assets	0.1	—
Total derivative assets		$0.7	$1.8
Derivative liabilities
Common stock warrant derivatives(d)	Common stock warrant derivatives	45.9	174.7
Total derivative liabilities		$45.9	$174.7

The following table sets forth the gains (losses) on derivative instruments for the three and six months ended June 30, 2011  and 2010:

		Gain/(loss)		Gain/(loss)
		Three Months Ended		Six Months Ended
	Statement of Operations	June 30,	June 30,	June 30,	June 30,
Derivative Type	Classification	2011	2010	2011	2010
Provisionally-priced sales(a)	Molybdenum sales	$(0.3)	$(1.0)	$(0.4)	$(0.3)
Provisionally-priced purchases(a)	Operating expenses	1.1	1.1	0.8	(2.4)
Fixed-priced contracts(b)	Molybdenum sales	0.4	—	0.8	(0.2)
Forward currency contracts(c)	(Loss) gain on foreign exchange	(0.3)	(0.1)	0.4	—
Common stock warrant derivatives derivatives(d)	Change in fair value of common stock warrants	60.4	74.8	126.4	50.3
		$61.3	$74.8	$128.0	$47.4

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

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

The following table sets forth TCM’s outstanding provisionally-priced contracts as of June 30, 2011, which all mature in 2011:

Pounds to be
Sold/Purchased
(000’s lb)
Provisionally-priced sales	337
Provisionally-priced purchases	731

(b)                               Fixed-Priced Contracts

TCM’s results of operations and operating cash flows are affected by changes in market prices for mineral products. To mitigate a portion of this risk, TCM enters into certain mineral product sales contracts where it sells future production at fixed prices. These fixed prices may be different than the quoted market prices at the date of sale. Substantially all of the fixed-priced forward molybdenum sales contracts in place at June 30, 2011 cover the period through December 31, 2011.

The following table sets forth TCM’s outstanding fixed-priced molybdenum sales contracts as of June 30, 2011:

June 30,
2011
Molybdenum committed (000’s lb)	695
Average price ($/lb)	$19.20

(c)                                Forward Currency Contracts

TCM transacts business in various currencies in the normal course of its operations and for capital expenditures.  In addition, with all of its revenues denominated in U.S. dollars, TCM has an on-going foreign exchange risk with respect to its Canadian operations.  To help mitigate this risk, TCM, from time to time, enters into various derivative instruments such as foreign currency forward contracts, options and collars. The terms of these instruments are typically less than one year.  As of June 30, 2011, TCM had open foreign currency option contracts for C$60 million at exchange rates ranging from $0.99 to $1.00.  At December 31, 2010, TCM had no open forward currency contracts.

(d)                               Common Stock Warrant Derivatives

TCM accounts for its common stock warrants as derivative liabilities with the changes in fair value recorded to the consolidated statements of income.

The following table summarizes common share warrant transactions during the current period:

Number of Warrants
(000’s)
Balance, December 31, 2010	80,384
Warrants exercised	(32,305)
Warrants expired	(15,501)
Balance, June 30, 2011	32,578

In April 2011, TCM received approximately $17 million of proceeds from the exercise of approximately 27.8 million Terrane warrants and issued 1.4 million TCM shares as a result of these exercises.  A total of 15.5 million unexercised 2011 Terrane warrants assumed in the acquisition of Terrane expired on April 16, 2011.  As of June 30, 2011, there were approximately 8.1 million Terrane warrants outstanding that expire in June 2012.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

For the six months ended June 30, 2011, TCM recorded a non-cash increase to common stock of $2.3 million representing the fair value of warrants exercised on the date of such exercise.

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

	Fair Value at June 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Provisionally-priced sales	$(0.3)	$—	$(0.3)	$—
Fixed-priced contracts—current	0.9	—	—	0.9
Foreign currency contracts	0.1	—	0.1	—
	$0.7	$—	$(0.2)	$0.9
Liabilities:
Common stock warrant derivatives	$45.9	$45.9	$—	$—
	$45.9	$45.9	$—	$—

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Provisionally-priced sales	$0.1	$—	$0.1	$—
Fixed-priced contracts—current	1.7	—	—	1.7
	$1.8	$—	$0.1	$1.7
Liabilities:
Common stock warrant derivatives	$174.7	$174.7	$—	$—
	$174.7	$174.7	$—	$—

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

The following table sets forth a summary of the fair value of TCM’s Level 3 financial assets and liabilities for the six months ended June 30, 2011:

Fixed-
Priced
Contracts
Balance at January 1, 2011	$1.7
Unrealized and realized (gain)	(0.8)
Balance at June 30, 2011	$0.9

As of June 30, 2011  and December 31, 2010, the carrying values of TCM’s financial assets and liabilities are not significantly different from their fair values.

7. Debt

TCM’s total debt consists of the following:

	June 30,	December 31,
	2011	2010
Senior unsecured notes	$350.0	$—
Equipment loans	18.6	21.2
Other	0.6	0.8
Total debt	369.2	22.0
Less: Current portion	(5.5)	(5.4)
Total long-term debt	$363.7	$16.6

7.375% Senior Unsecured Notes

On May 20, 2011, TCM issued $350 million 7.375% senior unsecured notes (the “Notes”).  The proceeds received in the offering were $340.1 million, which were net of financing fees of $9.9 million.  TCM expects to use the net proceeds from the Notes offering to fund the development of Mt. Milligan and for general working capital purposes.  The Notes will be redeemable at TCM’s option, in whole or in part, at any time on or after June 1, 2014.  The Notes will mature on June 1, 2018 and began accruing interest on May 20, 2011 until maturity at a fixed rate of 7.375% per year.  Interest is payable in cash semi-annually in arrears on June 1 and December 1, commencing on December 1, 2011.  In accordance with accounting guidance on capitalized interest, the interest incurred and amortization of debt issue costs for the three and six months ended June 30, 2011 of $3.0 million was capitalized to TCM’s qualifying capital projects.

The Notes are guaranteed on a senior basis by substantially all of TCM’s subsidiaries.  The Notes include both standard financial and non-financial covenants, including, among others, limitations on incurring additional indebtedness, making restricted payments and allowing new liens.  As of June 30, 2011, TCM was in compliance with these covenants.  In connection with the issuance of the Notes, TCM, the guarantors and the initial purchasers entered into an agreement obligating TCM to file a registration statement with the SEC so that the holders of the Notes can exchange the Notes for registered notes and related guarantees evidencing the same indebtedness as the Notes.

Credit facility

As of June 30, 2011, TCM has in place a senior secured revolving credit agreement (the “Credit Agreement”).  On February 24, 2011, TCM entered into the First Amendment to the Credit Agreement, which increased the facility from $290 million to $300 million.  Subsequently on May 20, 2011 and concurrent with the offering of the Notes (more fully described above), TCM entered into the Second Amendment to the Credit Agreement to, among other things, allow for the issuance of the Notes.  The

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

obligations of TCM under of the Credit Agreement are secured by a senior lien on substantially all of the tangible and intangible assets of TCM.  The Credit Agreement includes both standard financial and non-financial covenants, including ratio tests for leverage and interest coverage as well as a liquidity test to be met at the time of any drawdown.  As of June 30, 2011, TCM was in compliance with the Credit Agreement’s covenants.

As of June 30, 2011, TCM had no outstanding borrowings under the Credit Agreement and had issued and outstanding $1.0 million in letters of credit under the Credit Agreement. Commitment fees for the three and six months ended June 30, 2011 related to the Credit Agreement were $0.6 million and $1.1 million, respectively.  TCM amortized $0.6 million and $1.1 million of finance fees for the three and six months ended June 30, 2011, respectively, related to the Credit Agreement.

Equipment financing facility

On March 30, 2011, TCM entered into an equipment financing facility (“Equipment Facility”) pursuant to which Caterpillar Financial Services Limited (“Caterpillar”) agreed to underwrite up to $132 million in mobile fleet equipment financing for the Mt. Milligan project.  Each borrowing under the Equipment Facility will be for a term of 60 months.  Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at TCM’s option.  TCM’s ability to borrow under the Equipment Facility terminates 33 months following its effective date (or such later date as may be agreed upon by Caterpillar), and any unused commitments under the Equipment Facility will then terminate and no longer be available to TCM.  At the end of each 60-month lease period, TCM has the option to purchase the underlying equipment for a nominal sum.  The Equipment Facility includes both standard financial and non-financial covenants, including ratio tests for leverage and interest coverage.  As of June 30, 2011, TCM had no outstanding borrowings under the Equipment Facility and was in compliance with its covenants.

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

In May 2010, the Stellat’en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and TCM alleging that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty to consult with the Stellat’en First Nation in relation to the impacts of the Endako Mine and the mill expansion.  The petitioners sought a declaration that the Provincial Crown has not fulfilled its duty to consult with them in relation to the mill expansion project at the Endako Mine, a declaration that the mining permits and/or tenures held by TCM are invalid, an order quashing or setting aside the decision to issue a permit amendment to TCM, and an injunction prohibiting further construction or alterations to the Endako Mine relating to the mill expansion project at the Endako Mine.  The government and TCM filed materials in response to the petition, and the matter was heard by the Supreme Court of British Columbia in a hearing that took place in late February and early March of 2011.  On August 5, 2011, the Court dismissed the petitioners’ claims in full.

In January, August and December of 2010, the Nak’azdli First Nation commenced separate legal proceedings against Federal or Provincial governments in Canada asserting that it was not adequately consulted by such governments before Terrane was granted various approvals relating to the Mt. Milligan project.  No claim of wrongdoing on the part of TCM or Terrane is alleged, and no claim for damages against TCM or Terrane is sought in any of such proceedings. TCM is not a party in any of the proceedings. Terrane has either been named or has had itself added as a participant in two of these proceedings because the relief that is sought in the proceedings would, if granted, have the potential to affect the work being done on the Mt. Milligan project.

Molybdenum purchases

In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of June 30, 2011, TCM had commitments to purchase approximately 5.1 million pounds of molybdenum sulfide concentrate throughout the remainder of 2011, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

Capital purchase commitments

As of June 30, 2011, TCM had capital purchase commitments of $466.2 million for engineering and equipment related to the development of Mt. Milligan.

Guarantees

As discussed in the 2010 Form 10-K, on December 9, 2009, TCM entered into a credit support agreement with British Columbia Hydro and Power Authority (“BC Hydro”) related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the Endako mill expansion project.  Subsequent to the commissioning of the new mill and subject to annual measurements of BC Hydro’s incremental revenues following the mill’s commissioning, some or all of this financial assurance may, thereafter, be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The amount of the guarantee as of June 30, 2011 was C$16.5 million. As part of the financial guarantee, TCM provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro.  The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility.  At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

As of June 30, 2011, a shortfall in Endako’s future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable.  As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

9.  Income and Mining Taxes

Income and mining taxes for the three months ended June 30, 2011 and 2010 were $14.6 million and $1.1 million, respectively.  The effective tax rates of 11.1% and 0.9% for the three months ended June 30, 2011 and 2010, respectively, differ from the amounts that would result from applying the Canadian federal and provincial income tax rates primarily due to the US percentage depletion benefit and the non-taxable change in the fair value of common stock warrants.

Income and mining taxes for the six months ended June 30, 2011 and 2010 were $26.6 million and $6.0 million, respectively. The effective tax rates for the six months ended June 30, 2011 and 2010 were an expense of 9.8% and 4.5%, respectively.

The 2011 effective tax rate differs from the 2010 effective tax rate primarily due to the non-taxable change in the fair value of TCM’s common stock warrants.

10.  Stock-Based Compensation

On May 6, 2010, TCM’s shareholders approved the 2010 Long-Term Incentive Plan (“LTIP”) and the 2010 Employee Stock Purchase Plan (“ESPP”).  The LTIP allows TCM to grant stock options, share appreciation rights, restricted shares, restricted share units, performance share units, or shares as bonus compensation.  As of June 30, 2011, TCM has granted stock options, performance share units (“PSUs”) and restricted share units (“RSUs”) under the LTIP, as discussed below.

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

The following table summarizes stock option activity during the six months ended June 30, 2011:

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

		Weighted-Average
	Shares (000’s)	Exercise Price (C$)
Stock options outstanding at January 1, 2011	5,200	$10.98
Granted	181	11.66
Exercised	(851)	8.13
Canceled/expired	(176)	14.49
Stock options outstanding at June 30, 2011	4,354	$11.51

For the three and six months ended June 30, 2011, TCM recorded compensation expense related to stock options of $1.3 million and $2.6 million, respectively.

For the three and six months ended June 30, 2010, TCM recorded compensation expense related to stock options of $1.4 million and $3.9 million, respectively.

b)                                    Performance Share Units

The following table summarizes the PSU activity during the six months ended June 30, 2011:

		Weighted-Average
	Shares (000’s)	Award Price (US$)
Outstanding at January 1, 2011	230	$11.88
PSUs Granted	310	$11.94
Outstanding at June 30, 2011	540	$11.91

The vesting of the PSUs is contingent upon employee service and the performance of TCM’s share price relative to the established award price.  At each anniversary date during the vesting period, if the per share closing price of TCM’s common stock on such date is at or higher than the award price, then the awards will vest one-third, and the requisite shares will be issued.  If the closing price is less than the award price, and, therefore, the share price condition is not achieved, then those PSUs do not vest and are carried forward to the following anniversary date.  Any PSUs not vested at the end of the three-year vesting period will expire.

PSUs granted are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant.  The Monte Carlo model is based on random projections of stock price paths.  For the three and six months ended June 30, 2011, TCM recorded compensation expense related to the PSUs of $0.4 million and $0.7 million, respectively.

c)                                                    Restricted Stock Units

The following table summarizes the RSU activity during the six months ended June 30, 2011 :

Shares (000’s)
Outstanding at January 1, 2011	209
RSUs granted	200
RSUs vested and common shares issued	(70)
Outstanding at June 30,2011	339

TCM accounts for RSUs at fair value, which is based on the market value of TCM’s common shares on the day of grant and recognized over the vesting period of three years.  Upon vesting, TCM will issue the requisite shares.  TCM recorded $0.3 million and $0.5 million of compensation expense related to its RSUs for the three and six months ended June 30, 2011, respectively.

11. Net Income per Share

The following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net income per share for the three and six months ended June 30, 2011 and 2010:

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$116.8	$126.5	$245.7	$127.6
Basic weighted-average number of shares outstanding	167.3	139.8	166.4	139.7
Effect of dilutive securities
Common stock warrants	4.5	0.5	7.5	0.9
Share based awards	0.5	5.1	0.8	7.0
Diluted weighted-average number of shares outstanding	172.3	145.4	174.7	147.6

Net income per share
Basic	$0.70	$0.90	$1.48	$0.91
Diluted	$0.68	$0.87	$1.41	$0.86

For the three and six months ended June 30, 2011, approximately 2.6 million and 1.2 million of stock options, respectively, were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM’s common stock for the period.  In addition, 0.5 million of PSUs were excluded from the computation of diluted weighted-average shares as the award price exceeded the closing price of TCM’s common stock as of June 30, 2011.

For the three and six months ended June 30, 2010, approximately 2.8 million and 1.2 million stock options, respectively, were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM’s common stock for the period.

12. Related Party Transactions

Total sales by TCM to its Endako Mine joint venture partner were $50.6 million and $103.0 million for the three and six months ended June 30, 2011, respectively. This represented 26.5% and 25.9% of TCM’s total revenues for the three and six months ended June 30, 2011, respectively.

Total sales to TCM’s Endako Mine joint venture partner were $48.1 million and $81.7 million for the three and six months ended June 30, 2010, respectively. This represented 32.4% and 29.6% of TCM’s total revenues for the three and six months ended June 30, 2010, respectively.

For the three and six months ended June 30, 2011, TCM recorded management fee income of $0.1 million and $0.2 million, respectively, and selling and marketing expenses of $0.2 million and $0.4 million, respectively, from this joint venture partner.

For the three and six months ended June 30, 2010, TCM recorded management fee income of $0.1 million and $0.2 million, respectively, and selling and marketing expenses of $0.3 million and $0.5 million, respectively, from this joint venture partner.

As of June 30, 2011 and December 31, 2010, TCM’s related accounts receivable owing from this joint venture partner were $11.6 million and $10.0 million, respectively.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

13. Supplementary Cash Flow Information

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Change in working capital accounts:
Accounts receivable	$2.0	$(6.1)	$(31.2)	$(17.3)
Product inventory	(22.8)	(18.5)	(15.2)	(29.7)
Material and supplies inventory	(1.9)	(0.3)	(2.5)	1.0
Prepaid expense and other current assets	1.1	2.7	3.5	3.1
Income tax receivable	0.9	0.8	6.7	(1.2)
Accounts payable and accrued liabilities	4.3	0.5	8.7	7.1
Income and mining taxes payable	(11.5)	(3.2)	(0.1)	0.2
	$(27.9)	$(24.1)	$(30.1)	$(36.8)
Cash interest paid	$0.2	$0.2	$0.4	$0.3
Cash income taxes paid	$25.5	$4.7	$25.5	$10.1
Change in capital expenditure accrual	$(14.9)	$—	$(43.4)	$—

14. Concentration of Credit Risk

TCM is exposed to counterparty risk from its cash and cash equivalent balances, its short-term cash investments, and its reclamation deposits held by financial institutions and governmental entities. TCM monitors its positions with, and the credit quality of, the financial institutions and companies in which it invests its cash, cash equivalents and short-term investments, and that hold its reclamation deposits. Counterparties to cash balances, investments and its reclamation deposits are US and Canadian institutions and the US and Canadian governments other than balances maintained in various bank operating accounts. TCM’s investment policy limits investments to government-backed financial instruments, commercial paper and other investments meeting the guidelines of its investment policy.

TCM manages its credit risk from its accounts receivable through its collection activities. As of June 30, 2011, TCM had 7 customers which owed TCM more than $3.0 million and accounted for approximately 40% of all receivables outstanding. Another 14 customers had balances greater than $1.0 million but less than $3.0 million that accounted for approximately 24% of total receivables.  All of these balances were compliant with credit terms and scheduled payment dates.

TCM’s maximum counterparty and credit risk exposure is the carrying value of its cash and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and fixed rate debt approximate fair value as of June 30, 2011.

15. Segment Information

TCM has three reportable segments: US Operations Molybdenum, Canadian Operations Molybdenum, and Copper-Gold (Development). The US Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the Thompson Creek Mine and the Langeloth Facility, as well as all roasting and sales of third-party purchased material. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Copper-Gold (Development) segment includes all development expenditures and development site administration from Mt. Milligan. The Inter-segment represents the elimination of management fee income, revenue and cost of sales of product transported from the Canadian Operations to the US Operations for processing. TCM’s chief operating decision makers (Chief Executive Officer and Chief Operating Officer) evaluate segment performance based on segment revenue less costs and expenses. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration, and interest income and expense items to its reporting segments, unless such expenditures are directly related to segment operations.  Segment information for the three and six months ended as of June 30, 2011 and 2010 is as follows:

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

For the three months ended June 30, 2011:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$163.0	$23.2	$—	$—	$186.2
Tolling, calcining and other	4.7	—	—	—	4.7
	167.7	23.2	—	—	190.9
Cost and expenses
Operating expenses	71.2	20.5	—	—	91.7
Selling and marketing	2.1	0.7	—	(0.3)	2.5
Depreciation, depletion and amortization	9.9	7.3	—	—	17.2
Accretion expense	0.3	0.1	—	—	0.4
	83.5	28.6	—	(0.3)	111.8
Segment revenue less costs and expenses	84.2	(5.4)	—	0.3	79.1
Other segment expenses
Loss (gain) on foreign exchange	—	0.4	(3.3)	—	(2.9)
Segment income (loss) before income and mining taxes	$84.2	$(5.8)	$3.3	$0.3	$82.0

For the three months ended June 30, 2010:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$114.2	$34.8	$—	$(3.5)	$145.5
Tolling, calcining and other	2.9	0.1	—	(0.1)	2.9
	117.1	34.9	—	(3.6)	148.4
Cost and expenses
Operating expenses	61.4	17.1	—	(4.7)	73.8
Selling and marketing	1.2	1.1	—	(0.5)	1.8
Depreciation, depletion and amortization	6.3	5.6	—	—	11.9
Accretion expense	0.3	0.1	—	—	0.4
	69.2	23.9	—	(5.2)	87.9
Segment revenue less costs and expenses	47.9	11.0	—	1.6	60.5
Other segment expenses
Loss (gain) on foreign exchange	—	(3.8)	—	—	(3.8)
Segment income (loss) before income and mining taxes	$47.9	$14.8	$—	$1.6	$64.3

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

For the six months ended June 30, 2011:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$330.4	$58.2	$—	$—	$388.6
Tolling, calcining and other	9.0	0.1	—	(0.1)	9.0
	339.4	58.3	—	(0.1)	397.6
Cost and expenses
Operating expenses	143.4	46.4	—	(0.1)	189.7
Selling and marketing	4.0	1.7	—	(0.8)	4.9
Depreciation, depletion and amortization	19.8	15.4	—	—	35.2
Accretion expense	0.7	0.2	—	—	0.9
	167.9	63.7	—	(0.9)	230.7
Segment revenue less costs and expenses	171.5	(5.4)	—	0.8	166.9
Other segment expenses
Loss (gain) on foreign exchange	—	1.3	(3.3)	—	(2.0)
Segment income (loss) before income and mining taxes	$171.5	$(6.7)	$3.3	$0.8	$168.9

For the six months ended June 30, 2010:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$214.5	$61.8	$—	$(6.8)	$269.5
Tolling, calcining and other	6.7	0.1	—	(0.1)	6.7
	221.2	61.9	—	(6.9)	276.2
Cost and expenses
Operating expenses	123.8	32.8	—	(6.5)	150.1
Selling and marketing	2.3	1.8	—	(0.8)	3.3
Depreciation, depletion and amortization	12.8	10.1	—	—	22.9
Accretion expense	0.6	0.2	—	—	0.8
	139.5	44.9	—	(7.3)	177.1
Segment revenue less costs and expenses	81.7	17.0	—	0.4	99.1
Other segment expenses
Loss (gain) on foreign exchange	—	(1.7)	—	—	(1.7)
Segment income before income and mining taxes	$81.7	$18.7	$—	$0.4	$100.8

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

Reconciliation of segment income to net income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Segment income	$82.0	$64.3	$168.9	$100.8
Other (income) expense
Change in fair value of common stock warrants	(60.4)	(74.8)	(126.4)	(50.3)
General and administrative	6.4	7.3	14.3	13.1
Acquisition costs	—	1.1	—	1.1
Exploration	3.2	1.8	6.8	3.5
Interest (income) expense, net	0.8	(0.4)	1.7	(0.3)
Loss (gain) on foreign exchange	0.5	1.9	(0.1)	0.4
Corporate depreciation	0.4	—	0.8	—
Other	(0.3)	(0.2)	(0.5)	(0.3)
Income before income and mining taxes	131.4	127.6	272.3	133.6
Income and mining taxes	14.6	1.1	26.6	6.0
Net income	$116.8	$126.5	$245.7	$127.6

Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, is as follows:

	US	Canadian
	Operations	Operations	Copper-Gold
As of June 30, 2011	Molybdenum	Molybdenum	(Development)	Corporate	Total
Capital expenditures	$13.9	$112.0	$120.2	$2.0	$248.1
Capital assets	$281.9	$625.2	$1,076.5	$6.7	$1,990.3
Goodwill	$47.0	$—	$—	$—	$47.0
Assets	$736.0	$719.8	$1,247.5	$204.1	$2,907.4
Liabilities	$116.4	$156.1	$458.5	$428.3	$1,159.3

	US	Canadian
	Operations	Operations	Copper-Gold
As of June 30, 2010	Molybdenum	Molybdenum	(Development)	Corporate	Total
Capital expenditures	$32.4	$55.8	$—	$2.3	$90.5
Capital assets	$277.2	$393.3	$—	$6.4	$676.9
Goodwill	$47.0	$—	$—	$—	$47.0
Assets	$651.4	$624.5	$—	$156.8	$1,432.7
Liabilities	$105.3	$118.1	$—	$98.3	$321.7

16.  Guarantor Financial Information

TCM has not presented separate combined financial statements of subsidiary guarantors that guarantee its Senior Unsecured Notes issued and outstanding by TCM, because (1) each of the subsidiary guarantors is wholly owned by TCM, (2) the guarantees are full and unconditional, (3) the guarantees are joint and several, and (4) TCM has no independent assets and operations, and all subsidiaries of TCM other than the subsidiary guarantors are minor.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis (“MD&A”) of consolidated financial condition and results of operations was prepared as of August 8, 2011.  In the MD&A, “TCM” refers to Thompson Creek Metals Company Inc. and its consolidated subsidiaries. You should read this discussion in conjunction with TCM’s interim financial statements and the notes thereto included in Item 1 herein.  Additionally, the following discussion should be read in conjunction with the consolidated financial statements, the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the discussion of “Risk Factors” and the discussion of TCM’s “Business and Properties” in the 2010 Form 10-K.

The results of operations reported and summarized below are not necessarily indicative of future operating results. References to “Notes” are Notes included in the “Notes to Consolidated Financial Statements” in Item 1 herein. Throughout the MD&A, all references to earnings or losses per share are on a diluted basis, unless otherwise noted.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).  All dollar amounts are expressed in United States dollars (“US$”) unless otherwise indicated. References to C$ refer to Canadian dollars. Additional information on TCM is available on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.

Forward-looking Statements

Certain statements in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and applicable Canadian securities legislation.  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Our forward looking statements include, without limitation: estimates of future capital expenditures and other cash needs for operations, including with respect to the Endako mill expansion and the development of Mt. Milligan, and expectations as to the funding thereof; statements as to the projected development of the Endako mill expansion, Mt. Milligan and other projects, including expected production commencement dates; statements regarding future earnings, and the sensitivity of earnings to molybdenum prices; estimates of future production costs and other expenses for specific operations and on a consolidated basis; estimates of future mineral production and sales for specific operations and on a consolidated basis; estimates of mineral reserves and resources, including estimated mine life and annual production; estimates as to commodity prices; statements with respect to the future financial or operating performance of TCM or its subsidiaries and its projects; statements with respect to the costs and timing of future exploration projects and the development of new deposits including the Berg property and the Davidson property; projected synergies and costs associated with acquisitions and related matters; and statements as to TCM’s ability to achieve its expected growth strategy.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements.  Important factors that could cause actual results and events to differ from those described in such forward-looking statements can be found in the section entitled “Risk Factors” in the 2010 Form 10-K, in Section 1A of TCM’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, in Section 1A of this Quarterly Report, and other documents filed on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.  Although we have attempted to identify those factors that could cause actual results or events to differ from those described in such forward-looking statements, there may be other factors that cause results or events to differ from those anticipated, estimated or intended.  Many of these factors are beyond TCM’s ability to control or predict.  Given these uncertainties, the reader is cautioned not to place undue reliance on our forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Business Overview

TCM is a North American mining company, governed by the laws of British Columbia, with vertically integrated molybdenum mining, milling, processing and marketing operations in Canada and the US and a copper-gold construction project in Canada. TCM’s current mining operations include the TC Mine (mine and mill) in Idaho, the Langeloth Facility (roaster) in Pennsylvania and a 75% joint venture interest in the Endako Mine (mine, mill and roaster) in British Columbia. TCM is currently in the process of constructing and developing the Mt. Milligan project (“Mt. Milligan”) in British Columbia, which is designed to be a conventional truck-shovel open pit mine with a 66,000 ton per day copper flotation processing plant, designed to produce an average of 81 million pounds of copper and 194,500 ounces of gold annually over a projected 22-year life.

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

Highlights Second Quarter 2011

•                  Net income for the second quarter of 2011 was $116.8 million, or $0.68 per share, which included a non-cash unrealized gain on common share purchase warrants of $60.4 million, or $0.35 per share.  Net income for the second quarter of 2010 was $126.5 million, or $0.87 per share, which included a non-cash unrealized gain on common stock purchase warrants of $74.8 million, or $0.51 per share.

•                  Non-GAAP adjusted net income for the second quarter of 2011 (excluding the non-cash unrealized gain on the warrants) was $56.4 million, or $0.33 per share, compared to $51.7 million, or $0.36 per share for the second quarter of 2010.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of adjusted net income.  Non-cash unrealized gains and losses on common stock purchase warrants result from a requirement under US GAAP to account for TCM’s outstanding common stock purchase warrants as derivatives, with changes in the fair market value recorded in net income.

•                  Consolidated revenues for the second quarter of 2011 were $190.9 million, or an increase of approximately 28.6% from $148.4 million in the second quarter of 2010 as a result of an increase in molybdenum pounds sold and higher average sales prices.  Sales volumes in the second quarter of 2011 increased 25% over the second quarter of 2010.  The average realized molybdenum sales price for the second quarter of 2011 was $17.28 per pound, up approximately 3% from $16.84 per pound for the second quarter of 2010.

•                  Mined molybdenum production in the second quarter of 2011 was 10.0 million pounds, up 42% from 7.0 million pounds in the second quarter of 2010 primarily due to higher production from the TC Mine as a result of higher ore grade, mill throughput and recovery.

•                  Non-GAAP average cash cost per pound produced for the second quarter of 2011 was $5.74 per pound, compared to $7.06 per pound for the second quarter of 2010.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of cash cost per pound produced.

•                  Operating cash flow for the second quarter of 2011 of $53.6 million was up 30%, compared to $41.2 million in the second quarter of 2010.

•                  Capital costs incurred for the first six months of 2011 were $294.5 million, comprised of $153.7 million for the development of Mt. Milligan, $113.5 million of capital costs for the mill expansion project at the Endako Mine (which reflects TCM’s 75% share), and $27.3 million of other capital costs for the Endako and TC Mines, the Langeloth Facility and corporate combined.  The capital costs for the six months of 2011 included amounts accrued of $43.4 million and capitalized interest of $3.0 million at June 30, 2011; therefore, cash used for capital expenditures for the six months was $248.1 million.

•                  Total cash and cash equivalents at June 30, 2011 were $560.4 million, compared to $316.0 million as of December 31, 2010.

•                  Total debt as of June 30, 2011 was $369.2 million compared to $22.0 million as of December 31, 2010.  On May 20, 2011, TCM closed a $350 million issuance of 7.375% senior unsecured notes, with proceeds received, net of finance fees, of $340.1 million.

Outlook

During the second quarter of 2011, the average Platts Metals Week published price for molybdenum oxide was $16.71 per pound, compared to $16.33 per pound in the second quarter of 2010 and $17.24 per pound in the first quarter of 2011. Since June 30, 2011, the monthly average price for molybdenum oxide, as published in Platts Metals Week, has declined, with the monthly average Platts Metals Week published price for July 2011 equalling $14.66 per pound. TCM anticipates that, over the remainder of 2011, the price for molybdenum oxide will continue to be volatile. Any significant weakness in demand for molybdenum or reduction in molybdenum prices may have a material adverse effect on TCM’s operating results and financial condition.

The full year 2011 production and cash costs for TC Mine remain in line with previous guidance for 2011. As planned, TCM expects that the TC Mine will have lower production and higher cash cost per pound produced in the second half of 2011 compared to the first half of 2011 primarily due to the TC Mine pit sequencing and significantly lower-grade production in the second half of 2011. TCM expects the 2011 third quarter production from the TC Mine to be significantly lower, with mining activities solely focused on stripping waste material and the milling of lower-grade stockpiled ore. As a result, TCM expects the cash cost per pound produced for the TC Mine in the third quarter of 2011 to be significantly higher. TCM expects the 2011 fourth quarter production and cash cost per pound produced from TC Mine to improve from the third quarter, but due to the lower-grade ore and the continuation of waste material stripping, TCM expects production to be lower and cash cost per pound higher than the first two quarters of 2011.  TCM expects these factors to increase operating expenses in the third and fourth quarters of 2011 and, as a result, to have an adverse effect on net income for those quarters.

Full year 2011 production and cash costs for the Endako mine remain in line with previously announced guidance. As planned, TCM expects that the Endako mine will have higher production and lower cash cost per pound produced in the second half of 2011 compared to the first half of 2011.

Due to delays in material deliveries, delays in final project engineering and weather related issues, Thompson Creek is currently reviewing the details of the remaining costs to complete the mill expansion at the Endako mine.  Subject to the final review, Thompson Creek currently believes that the total capital costs for the Endako mill expansion project may be approximately 15% higher than the previously announced revised estimate of C$550 million (100% basis), primarily due to increased labor hours and related costs resulting from such delays and weather issues.  Additionally, given such delays, start-up of the new mill is now expected to occur in the first quarter of 2012.  The existing mill at Endako is expected to continue to be fully operational until the start-up of the new mill.  Since inception of the project through June 30, 2011, approximately C$454.3 million has been spent (approximately C$340.7 million for Thompson Creek’s 75% share).  Thompson Creek’s joint venture partner in the Endako mine approved the initial budget of C$498 million, and Thompson Creek is in discussions with such joint venture partner regarding the portion of the previously announced revised estimate of C$550 million that will be borne by such joint venture partner.  Thompson Creek has not submitted to such joint venture partner  any projected increases beyond such amount.

As noted previously, TCM terminated its option agreement in April 2011with U.S. Energy Corp. to acquire an interest in the Mount Emmons molybdenum property located in Gunnison County, Colorado.  TCM made the strategic decision to terminate the Mount Emmons project and focus its efforts and resources on the Berg copper-molybdenum-silver property located in British Columbia.  TCM has redirected the pre-feasibility funding previously budgeted for Mount Emmons to Berg for an advanced scoping study in 2011.

At June 30, 2011, TCM had working capital of $652.4 million, including $560.4 million of cash, cash equivalents and short-term investments, $104.9 million of receivables, and $5.3 million of current debt related to equipment financings.  TCM intends to fund the remaining mill expansion costs at the Endako Mine and the Mt. Milligan development costs from a combination of cash on hand, cash flow from operations, funds from various financing facilities, the remaining proceeds from the gold stream transaction with Royal Gold and any additional funds from the exercise of warrants that expire in October 2011.

Selected Consolidated Financial and Operational Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions except per share and per pound amounts)	2011	2010	2011	2010
	(unaudited)
Financial
Revenues
Molybdenum sales	$186.2	$145.5	$388.6	$269.5
Tolling, calcining and other	4.7	2.9	9.0	6.7
	190.9	148.4	397.6	276.2
Costs and expenses
Operating expenses	91.7	73.8	189.7	150.1
Depreciation, depletion and amortization	17.6	11.9	36.0	22.9
Total cost of sales	109.3	85.7	225.7	173.0
Selling and marketing	2.5	1.8	4.9	3.3
Accretion expense	0.4	0.4	0.9	0.8
General and administrative	6.4	7.3	14.3	13.1
Acquisition costs	—	1.1	—	1.1
Exploration	3.2	1.8	6.8	3.5
Total costs and expenses	121.8	98.1	252.6	194.8
Operating income	69.1	50.3	145.0	81.4
Other (income) and expense	(62.3)	(77.3)	(127.3)	(52.2)
Income before income and mining taxes	131.4	127.6	272.3	133.6
Income and mining taxes	14.6	1.1	26.6	6.0
Net income	$116.8	$126.5	$245.7	$127.6
Net income per share
Basic	$0.70	$0.90	$1.48	$0.91
Diluted	$0.68	$0.87	$1.41	$0.86
Cash generated by operating activities	$53.6	$41.2	$130.2	$66.8
Adjusted non-GAAP Measures:(1)
Adjusted net income (1)	$56.4	$51.7	$119.3	$77.3
Adjusted net income per share - basic(1)	$0.34	$0.37	$0.72	$0.55
Adjusted net income per share - diluted(1)	$0.33	$0.36	$0.68	$0.52
Operational Statistics
Mined molybdenum production (000’s lb)(2)	10,010	7,034	20,339	15,303
Cash cost ($/lb produced)(3)	$5.74	$7.06	$5.54	$6.14
Molybdenum sold (000’s lb):
TC Mine and Endako Mine product	8,952	7,013	19,012	13,748
Purchased and processed product	1,824	1,626	3,404	3,446
	10,776	8,639	22,416	17,194
Average realized sales price ($/lb)(1)	$17.28	$16.84	$17.33	$15.68

(1)   See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)   Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide (“HPM”) from our share of production from the mines; excludes molybdenum processed from purchased product.

(3)   Weighted-average of TC Mine and Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, corporate allocations, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for TC Mine, which only produces molybdenum sulfide on site, includes an estimated molybdenum loss, an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs. See “Non-GAAP Financial Measures” for additional information.

	As of	As of
	June 30,	December 31,
	2011	2010
Cash and cash equivalents	$560.4	$316.0
Total assets	$2,907.4	$2,317.7
Total debt	$369.2	$22.0
Total liabilities	$1,159.3	$887.8
Shareholders’ equity	$1,748.1	$1,429.9
Shares outstanding (000’s)	167,810	165,190

Summary of Quarterly Results

(US$ in millions except per share and per pound amounts — unaudited)

	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30
	2011	2011	2010	2010	2010	2010	2009	2009
Financial
Revenues	$190.9	$206.7	$156.8	$161.8	$148.4	$127.8	$106.2	$114.4
Operating income (loss)	$69.1	$75.9	$47.4	$45.6	$50.3	$31.1	$15.8	$32.4
Net income (loss)	$116.8	$128.9	$(45.0)	$31.1	$126.5	$1.1	$26.0	$(1.4)
Income (loss) per share:
- basic	$0.70	$0.78	$(0.28)	$0.22	$0.90	$0.01	$0.19	$(0.01)
- diluted	$0.68	$0.73	$(0.28)	$0.22	$0.87	$0.01	$0.18	$(0.01)
Cash generated by operating activities	$53.6	$76.6	$31.6	$59.0	$41.2	$25.6	$38.2	$24.2
Adjusted non-GAAP Measures(1)
Adjusted net income (loss)(1)	$56.4	$62.9	$34.4	$51.6	$51.7	$25.6	$20.4	$14.3
Adjusted net income (loss) per share(1)
- basic(1)	$0.34	$0.38	$0.22	$0.37	$0.37	$0.18	$0.15	$0.11
- diluted(1)	$0.33	$0.36	$0.20	$0.36	$0.36	$0.17	$0.14	$0.11
Operational Statistics
Mined molybdenum production (000’s lb)	10,010	10,329	9,316	7,958	7,034	8,269	6,268	6,221
Cash cost ($/lb produced)(1)	$5.74	$5.37	$5.81	$6.24	$7.06	$5.36	$6.61	$5.67
Molybdenum sold (000’s lb):
TC Mine and Endako Mine product	8,952	10,060	7,574	7,750	7,013	6,735	6,889	7,445
Purchased and processed product	1,824	1,580	1,896	2,513	1,626	1,820	1,464	1,324
	10,776	11,640	9,470	10,263	8,639	8,555	8,353	8,769

Average realized sales price ($/lb)(1)	$17.28	$17.39	$16.05	$15.30	$16.84	$14.50	$12.37	$12.75

(1) See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

Financial Review

Three Months Ended June 30, 2011 (Unaudited)

Net Income

Net income for the second quarter of 2011 was $116.8 million, or $0.68 per share, compared to $126.5 million, or $0.87 per share for the second quarter of 2010.  Net income for the second quarter of 2011 included a non-cash unrealized gain on common stock purchase warrants of $60.4 million ($0.35 per share).  Net income for the second quarter of 2010 included a non-cash unrealized gain on common stock purchase warrants of $74.8 million ($0.51 per share).  The non-cash unrealized gains on common stock purchase warrants for the second quarters of 2011 and 2010 were the result of a requirement under US GAAP to account for TCM’s outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income.  Non-GAAP adjusted net income for the second quarter of 2011 (excluding the non-cash unrealized gain on the warrants) was $56.4 million ($0.33 per share).  Non-GAAP adjusted net income for the second quarter of 2010 (excluding the non-cash unrealized gain on the warrants) was $51.7 million ($0.36 per share). The increase in non-GAAP adjusted net income for the second quarter of 2011 compared to the second quarter of 2010 was primarily the result of higher molybdenum sales prices and volumes.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of adjusted net income.

Revenues

Revenues were $190.9 million in the second quarter of 2011 up 28.6% compared to the second quarter of 2010.  The increase in revenues was primarily a result of higher sales volumes and higher average realized sales prices.  TCM sold 10.8 million pounds of molybdenum which was 2.1 million pounds more than the corresponding period in the prior year.  The increased sales volume reflected higher mined production from the TC Mine in the current quarter compared to the second quarter of 2010.

The average realized molybdenum sales price in the current quarter was $17.28 per pound, which was $0.44 per pound higher compared to the same quarter in 2010.

Operating Expenses

Operating expenses for the second quarter of 2011 were $91.7 million, which was up 24.3% from the same quarter in 2010.  The increase in operating expenses was primarily the result of higher sales volume, and the impact of a $5.7 million product inventory write-down at Endako (75% share).

The non-GAAP financial measure of cash cost per pound produced from TCM’s mines was $5.74 per pound in the second quarter of 2011 compared to $7.06 per pound for the same quarter in 2010.  Cash cost per pound produced was lower in the current quarter compared to the same quarter in 2010 mainly due to higher production as a result of higher ore grade at TC Mine. The lower cash cost per pound produced at the TC Mine was offset by a significant increase in the cash cost per pound produced at the Endako Mine resulting from lower production combined with both higher mining and milling costs.  The higher mining and milling costs resulted primarily from repairs and maintenance activities related to adverse weather conditions.  Operating expenses at the Endako Mine were also impacted by unfavorable foreign exchange rates converting C$ costs to US$. The exchange rate averaged US$1.00 = C$0.97 for the second quarter of 2011 compared to an average rate of US$1.00 = C$1.03 for the same period in 2010.  See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

As noted previously, TCM expects that the TC Mine will have lower production and higher cash costs per pound produced in the second half of 2011 compared to the first half of 2011. This is primarily the result of the TC Mine pit sequencing and significantly lower-grade production in the second half of 2011. These factors are expected to increase operating expenses in the third and fourth quarters of 2011 and, as a result, have an adverse effect on net income for those quarters.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense for the current quarter increased from $11.9 million in the second quarter of 2010 to $17.6 million in the second quarter of 2011.  This increase was primarily due to the higher volume of molybdenum sold from TCM’s mines in the second quarter of 2011 compared to the second quarter of 2010 and the depreciation of new mining equipment placed into service since June 30, 2010.  Product inventory costs include depreciation, depletion and amortization.

General and Administrative Expense

General and administrative expense for the second quarter of 2011 was $6.4 million, which decreased $0.9 million compared to the second quarter of 2010. General and administrative expense for the second quarters of both 2011 and 2010 included $1.2 million of stock-based compensation expense in each period.  General and administrative expenses decreased primarily as a result of higher costs in the second quarter of 2010 for employee  severance and costs related to first-time SEC proxy filings, and allocating certain information technology costs in the second quarter of 2011 for services provided by corporate personnel to the mine sites due to the support of the new enterprise wide system implemented in 2011.  There is a corresponding increase in operating expenses for these costs.

Exploration Expense

Exploration expense for the second quarter of 2011 was $3.2 million compared to $1.8 million for the second quarter of 2010.

On April 21, 2011, TCM terminated its option agreement to acquire an interest in the Mount Emmons project. Upon termination, TCM released approximately $0.4 million held in escrow to U.S. Energy Corp. related to minimum amounts in prior years that were required to be spent under the option agreement.

The current quarter expenses included $0.8 million related to the termination of the option agreement relating to the Mount Emmons Project, $0.6 million for Mt. Milligan, $0.6 million for the Berg property, $0.4 million for property payments on the Davidson property, $0.4 million at the TC Mine and $0.4 million at the Endako Mine (reflecting TCM’s 75% share).  The 2010 exploration expenses included $0.8 million under the now terminated option agreement for the Mount Emmons Project, $0.4 million for property payments on the Davidson property and $0.5 million at the Endako Mine (reflecting TCM’s 75% share).

TCM expects to focus its future exploration efforts and resources on exploration drilling at both of its operating mines and the Berg exploration project (copper-molybdenum-silver property) that was acquired in the Terrane Metals Corp. acquisition.

Income and Mining Tax Expense

For the second quarter of 2011, TCM’s net tax expense was $14.6 million compared to a net tax expense of $1.1 million for the second quarter of 2010. The effective tax rates for the second quarter of 2011 and 2010 were primarily impacted by the non-cash unrealized gains on common stock warrants, which did not generate any income tax expense. The effective tax rate for the second quarter of 2010 was also impacted by a $10.7 million net refund of certain state income taxes related to prior year tax returns.

The effective tax rate for the second quarter of 2011, excluding the impact of the common stock warrants, was approximately 20.6%. Excluding the non-cash unrealized gain on common stock purchase warrants and the state income tax refund, the effective tax rate was 22.4% for the second quarter of 2010.

Six Months Ended June 30, 2011 (Unaudited)

Net Income

Net income for the six months ended June 30, 2011 was $245.7 million, or $1.41 per share, compared to $127.6 million, or $0.86 per share, for the six months ended June 30, 2010.  Net income for six months ended June 30, 2011 included a non-cash unrealized gain on common stock purchase warrants of $126.4 million ($0.72 per share).  Net income for the same period in 2010 included a non-cash unrealized gain on common stock purchase warrants of $50.3 million ($0.34 per share).  The non-cash unrealized gains on common stock purchase warrants for the six months ended June 30, 2011 and 2010 were the result of a requirement under US GAAP to account for TCM’s outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income.  Non-GAAP adjusted net income for the first six months of 2011 (excluding the non-cash unrealized gain on the warrants) was $119.3 million ($0.68 per share).  Non-GAAP adjusted net income for the six month period of 2010 (excluding the non-cash unrealized gain on the warrants) was $77.3 million ($0.52 per share). The increase in non-GAAP adjusted net income for the six months ended June 30, 2011 compared to the same period in 2010 was primarily the result of higher molybdenum sales prices and volumes.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of adjusted net income.

Revenues

Revenues for the six months ended June 30, 2011 were $397.6 million, which was up 44.0% from 2010.  The increase in revenues was primarily the result of higher sales volumes and higher average realized sales prices.  TCM sold 22.4 million pounds of molybdenum during the first six months of 2011 which was 5.2 million pounds more than the corresponding period in the prior year.  The average realized molybdenum sales price during the first six months of 2011 was $17.33 per pound, which was $1.65 per pound higher compared to the same period in 2010.

The increased sales volume reflected higher mined production. Additionally, in the second quarter of 2010, product inventory increased due to the scheduled Langeloth roaster maintenance.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 were $189.7 million, which was an increase of 26.4% compared to the same period in 2010.  The increase in operating expenses was primarily the result of higher sales volume and higher purchase prices for third-party molybdenum that was purchased, processed and resold.

The non-GAAP financial measure of cash cost per pound produced from TCM’s mines was $5.54 per pound in the first six months of 2011 compared to $6.14 per pound for the same period in 2010.  Cash cost per pound produced at the TC Mine was lower for the six months ended June 30, 2011 compared to the same period in 2010 mainly due to higher production as a result of higher ore grade and increased recovery. The lower cash cost per pound produced at the TC Mine was offset by a significant increase in the cash cost per pound produced at the Endako Mine resulting from lower production combined with both higher mining and milling costs.  The higher mining and milling costs resulted primarily from repairs and maintenance activities related to adverse weather conditions and higher ore haulage costs due to the in-pit crushing and conveyor system being down for the first quarter of 2011.  Operating expenses at the Endako Mine were also impacted by unfavorable foreign exchange rates converting C$ costs to US$. The exchange rate averaged US$1.00 = C$0.98 for the six months ended June 30, 2011 compared to an average rate of US$1.00 = C$1.03 for the same period in 2010.  See “Non-GAAP Financial Measures” below for the calculation and reconciliation of cash cost per pound produced.

As noted previously, TCM expects that the TC Mine will have lower production and higher cash cost per pound produced in the second half of 2011 compared to the first half of 2011.  This is primarily the result of the TC Mine pit sequencing and significantly lower-grade production in the second half of 2011. These factors are expected to increase operating expenses in the third and fourth quarters of 2011 and, as a result, have an adverse effect on net income for those quarters.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense for the six months ended June 30, 2011 increased from $22.9 million in the same period of 2010 to $36.0 million.  This increase was primarily due to the higher volume of molybdenum sold from TCM’s mines for the six months ended June 30, 2011 compared to the same period of 2010 and the depreciation of new mining equipment placed into service since June 30, 2010.  Product inventory costs include depreciation, depletion and amortization.

General and Administrative Expense

General and administrative expense of $14.3 million for the six months ended June 30, 2011 increased $1.2 million compared to the second quarter of 2010. General and administrative expense for the six months ended June 30, 2011 and 2010 included $2.5 million and $2.1 million, respectively, of stock-based compensation expense.  The increase in general and administrative expenses was primarily the result of higher compensation costs associated with additional employees hired during the last year due to the increased level of company growth activities.

Exploration Expense

Exploration expense for the six months ended June 30, 2011 was $6.8 million compared to $3.5 million for the same period in 2010.  The 2011 expenses included $2.7 million of expenditures under the option agreement relating to the Mount Emmons project, $1.7 million for Mt. Milligan, $0.6 million for the Berg property, $0.5 million for property payments on the Davidson property, $0.4 million at the TC Mine and $0.9 million at the Endako Mine (reflecting TCM’s 75% share).  The 2010 exploration expenses included $2.3 million under the now terminated Option Agreement for the Mount Emmons Project, $0.4 million for property payments on the Davidson property and $0.5 million at the Endako Mine (reflecting TCM’s 75% share).

On April 21, 2011, TCM terminated its option agreement with U.S. Energy Corp. to acquire an interest in the Mount Emmons molybdenum project located in Gunnison County, Colorado.  Upon termination, TCM released approximately $0.4 million held in escrow to U.S. Energy Corp. related to minimum amounts in prior years that were required to be spent under the Option Agreement.

TCM expects to focus its future exploration efforts and resources on exploration drilling at both of its operating mines and the Berg exploration project (copper-molybdenum-silver property) that was acquired in the Terrane acquisition.

Income and Mining Tax Expense

For the six months ended June 30, 2011, TCM’s net tax expense was $26.6 million compared to a net tax expense of $6.0 million for the six months ended June 30, 2010. The effective tax rates for the first six months of 2011 and 2010 were primarily impacted by the non-cash unrealized gains on common stock warrants, which did not generate any income tax expense. The effective tax rate for the six months ended June 30, 2010 was also impacted by a $10.7 million net refund of certain state income taxes related to prior year tax returns. Excluding the impact of the common stock warrants, the effective tax rate for the six months ended June 30, 2011 was 18.2%. Excluding the non-cash unrealized gain on common stock purchase warrants and the state income tax refund, the effective tax rate was 20.0% for the first six months of 2010.

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

The table that follows presents a summary of the TC Mine’s operating and financial results for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions except per pound amounts—Unaudited)	2011	2010	2011	2010

Financial(1)
Molybdenum sales	$131.3	$86.7	$270.8	$160.1
Cost of sales:
Operating expenses	37.7	29.0	81.7	61.0
Depreciation, depletion and amortization	9.4	5.2	18.3	10.7
Total cost of sales	47.1	34.2	100.0	71.7
Selling and marketing	1.7	0.9	2.7	1.8
Accretion	0.3	0.3	0.7	0.6
	49.1	35.4	103.4	74.1
Revenue less cost of sales	$82.2	$51.3	$167.4	$86.0

Operational Statistics
Mined (000’s ore tons)	1,048	3,159	3,760	5,635
Milled (000’s tons)	2,693	2,308	5,472	4,770
Grade (% molybdenum)	0.172	0.131	0.171	0.138
Recovery (%)	91.4	87.8	92.1	89.2
Molybdenum production (000’s lb)(2)	8,322	5,137	17,006	11,435
Cash cost ($/lb produced)(3)	$4.35	$6.31	$4.24	$5.45
Molybdenum sold (000’s lb)	7,610	5,187	15,625	10,235
Average realized sales price ($/lb)	$17.26	$16.72	$17.33	$15.64

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

(3)   The TC Mine cash cost represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging for molybdenum oxide and HPM produced in the period.  Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, corporate allocations, stock-based compensation and other non-cash employee benefits and depreciation, depletion, amortization and accretion.  The cash cost for the TC Mine includes an estimated molybdenum loss (sulfide to oxide) and an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs.  See “Non-GAAP Financial Measures” for additional information.

Molybdenum Production and Cash Costs

Molybdenum production from the TC Mine was 8.3 million pounds in the second quarter of 2011, which was up 62% compared to the second quarter of 2010.  Higher production was primarily the result of a higher ore grade combined with higher tons milled and a higher mill recovery rate.  As noted previously, TC Mine is expected to have lower production and higher cash costs in the second half of 2011 compared to the first half of 2011, as planned, due to the TC Mine pit sequencing and significantly lower-grade production expected in the second half of 2011.

Molybdenum production from the TC Mine for the six months ended June 30, 2011 was 17.0 million pounds, up 48.7% from 11.4 million pounds produced during the six months ended June 30, 2010.  This increase for the first six months of 2011 compared to the same period in 2010 was primarily the result of a higher ore grade combined with higher tons milled and a higher mill recovery rate.

The non-GAAP financial measure of cash cost per pound produced of $4.35 per pound for the second quarter of 2011 was lower compared to $6.31 per pound for the second quarter of 2010. See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.  Cash cost per pound produced at the TC Mine was lower for the second quarter of 2011 compared to the same period in 2010 mainly due to higher production as a result of higher ore grade and increased recovery.  Additionally, the cash cost for the second quarter of 2011 included stripping costs of $12.7 million, or $1.53 per pound produced compared to stripping costs of $6.6 million, or $1.28 per pound produced, for the second quarter of 2010.

The non-GAAP financial measure of cash cost per pound produced was $4.24 per pound for the six months ending June 30, 2011 compared to $5.45 per pound for the six months ended June 30, 2010. The cash cost for the six months of 2011 included stripping costs of $22.7 million, or $1.33 per pound produced, compared to stripping costs of $12.6 million, or $1.10 per pound produced in the same period of 2010. The lower stripping costs in the first six months of 2010 were partially offset by higher repairs and maintenance costs and higher fuel costs. See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

Molybdenum sold

Molybdenum pounds sold from the TC Mine for the second quarter of 2011 was 7.6 million pounds, which was up 46.7% over the second quarter of 2010.  The average realized sales price for the first six months of 2011 was $17.26 per pound, which was 3% higher than the second quarter of 2010.  During the second quarter of 2011, sales included delivery against certain forward sales contracts related to Phase 6 production at the TC Mine of approximately 0.5 million pounds at an average realized sales price of $11.03 per pound compared to approximately 0.5 million pounds at an average realized sales price of $10.73 per pound for the second quarter of 2010.

Molybdenum sold from the TC Mine for the six months ended June 30, 2011 was 15.6 million pounds at an average realized sales price of $17.33 per pound compared to 10.2 million pounds sold at an average realized sales price of $15.64 per pound for the first six months of 2010.  Higher sales volume and average realized sales prices are due to higher market demand for molybdenum. During the six months ended June 30, 2011, sales included delivery against certain forward sales contracts related to the Phase 6 production of approximately 1.0 million pounds at an average realized sales price of $11.00 per pound compared to approximately 0.9 million pounds at an average realized sales price of $10.32 per pound for the same period in 2010.

Cost of sales

Operating expenses in the second quarter of 2011 increased by $8.7 million to $37.7 million from $29.0 million in the second quarter of 2010.  The increase in operating expenses for the second quarter of 2011 primarily resulted from higher molybdenum pounds sold during the current quarter compared to the second quarter of 2010.

Operating expenses for the six months ended June 30, 2011 increased by $20.7 million to $81.7 million from $61.0 million for the six months ended June 30, 2010. The increase in operating expenses for the six months ended June 30, 2011 as compared to the same period of 2010 was primarily due to the higher sales volumes during the six months ended June 30, 2011.

Depreciation, depletion and amortization expense for the second quarter of 2011 was $9.4 million compared to $5.2 million for the second quarter of 2010.  The increase was primarily due to higher sales volume in the second quarter of 2011.

Depreciation, depletion and amortization expense for the six months ended June 30, 2011 was $18.3 million compared to $10.7 million for the first six months ended June 30, 2010.  The increase was primarily due to higher sales volume in the six month period of 2011.

Endako Mine

TCM has a 75% interest in the Endako open-pit mine, mill and roaster which is located near Fraser Lake, British Columbia.  Mining is conducted by conventional open-pit methods utilizing electric-powered shovels and 190-ton to 240-ton haul trucks.

The table and related discussion that follows presents a summary of TCM’s 75% share of the Endako Mine’s operating and financial results for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions except per pound amounts—Unaudited)	2011	2010	2011	2010

Financial(1)
Molybdenum sales	$23.1	$31.3	$58.2	$55.0
Cost of sales:
Operating expenses	20.5	15.3	46.4	29.2
Depreciation, depletion and amortization	7.3	5.6	15.4	10.1
Total cost of sales	27.8	20.9	61.8	39.3
Selling and marketing	0.3	0.6	0.9	1.0
Accretion	0.1	0.1	0.2	0.2
	28.2	21.6	62.9	40.5
Revenue less cost of sales	$(5.1)	$9.7	$(4.7)	$14.5

Operational Statistics
Mined (000’s ore tons)	3,419	2,717	6,291	5,042
Milled (000’s tons)	2,308	2,231	4,327	4,344
Grade (% molybdenum)	0.049	0.056	0.052	0.058
Recovery (%)	73.9	75.1	74.8	76.0
Molybdenum production (000’s lb)(2)	1,688	1,897	3,333	3,868
Cash cost ($/lb produced)(3)	$12.59	$9.00	$12.17	$8.11
Molybdenum sold (000’s lb)	1,342	1,826	3,387	3,513
Average realized sales price ($/lb)	$17.25	$17.13	$17.19	$15.66

(1)   Excludes inter-segment sales.

(2)   Mined production pounds reflected are molybdenum oxide.

(3)   The Endako Mine cash cost represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging for molybdenum oxide produced in the period.  Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, corporate allocations, stock-based compensation and other non-cash employee benefits and depreciation, depletion, amortization and accretion.  See “Non-GAAP Financial Measures” for additional information.

Molybdenum Production and Cash Costs

TCM’s 75% share of molybdenum production at the Endako Mine decreased for the second quarter of 2011 by 11% to 1.7 million pounds from 1.9 million pounds in the second quarter of 2010.  This decrease was primarily due to lower ore grade and mill recovery rate in the second quarter of 2011.

TCM’s 75% share of molybdenum production at the Endako Mine decreased for the first six months ended June 30, 2011 by 13.8% to 3.3 million pounds from 3.9 million pounds in the same period in 2010.  This decrease was primarily due to lower ore grade and a lower mill recovery rate in the six month period of 2011.

Lower production resulted in significant increases in the non-GAAP financial measure of cash cost per pound produced for the three month and six month periods of 2011 compared to the same periods for 2010 of 39.9% and 50.0%, respectively.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of cash cost per pound produced.  The cash costs for the Endako Mine were also impacted by higher mining and milling costs primarily due to repairs and maintenance activities related to adverse weather conditions and, for the first six months of 2011,  higher ore haulage costs due to the in-pit crushing and the conveyor system being down for the first quarter of 2011. Adverse weather caused higher than expected downtime due to material getting caught in chutes and plugging screening systems, which resulted in additional repairs and maintenance on the crushing and conveying systems. The 2011 six month cash cost compared to the same period of 2010 was also impacted by unfavorable foreign exchange rates converting C$ costs to US$.  The exchange rate averaged US$1.00 = C$0.97 for the second quarter of 2011 compared to an average rate of US$1.00 = C$1.03 for the same period in 2010.  A $0.01 change in the Canadian foreign exchange rate results in a change in the cash cost per pound produced of approximately $0.10 per pound.

Molybdenum sold

TCM’s share of molybdenum sold from the Endako Mine in the second quarter of 2011 was 1.3 million pounds, which was 26.5% lower compared to the same quarter of 2010 and was sold at an average realized sales price of $17.25, essentially unchanged from the corresponding quarter of 2010.  The decrease in the molybdenum pounds sold in the second quarter of 2011 was primarily the result of lower production in the first and second quarter of 2011 compared to the same periods in 2010.

TCM’s share of molybdenum sold from the Endako Mine for the six months ended June 30, 2011 was down 4.0% compared to the same period of 2010 and was sold at an average realized sales price that was 9.8% higher than the corresponding period of 2010.  The decrease in the molybdenum pounds sold was the result of the lower production during the six month period of 2011 compared to 2010.

Cost of sales

TCM’s share of operating expenses for the second quarter of 2011 was $20.5 million compared to $15.3 million for the same period in 2010. The second quarter of 2011 was impacted by both higher mining and milling costs, as discussed above, and unfavorable foreign exchange rates converting C$ costs to US$.  In addition, TCM’s share of operating expenses for the second quarter of 2011 included an inventory impairment of $5.7 million, as the value of inventory exceeded the market value as of June 30, 2011.

TCM’s share of operating expenses for the six months ended June 30, 2011 was $46.4 million compared to $29.2 million for the same period in 2010. The first six months of 2011 were impacted by the inventory impairment, higher mining and milling costs together with repairs and maintenance costs and higher ore haulage costs, as discussed above, and unfavorable foreign exchange rates, converting C$ costs to US$.

Depreciation, depletion and amortization expense for the second quarter of 2011 was $7.3 million compared to $5.6 million for the second quarter of 2010.  The increase for the second quarter of 2011 as compared to the same quarter in 2010 was primarily due to higher depreciation on new mining equipment placed in service since June 30, 2010 and unfavorable foreign exchange rate movements.

Depreciation, depletion and amortization expense for the six months ended June 30, 2011 was $15.4 million compared to $10.1 million for the six months ended June 30, 2010. The increase for the six months ended June 30, 2011 was primarily due to higher depreciation on new mining equipment placed in service since June 30, 2010 and unfavorable foreign exchange rate movements.

Mill expansion project

The mill expansion project at the Endako Mine includes the construction of a new mill, which will replace the existing 45-year-old mill and is expected to raise ore-processing capacity from the existing 31,000 tons per day to 55,000 tons per day.  The in-pit crushing and conveying systems have been upgraded and tested in preparation for handling higher volumes associated with the new mill. The in-pit conveying system was operating according to expectations as of the end of the first quarter of 2011.  Start up of the new mill is expected in the first quarter of 2012.

During the three and six months ended June 30, 2011, TCM incurred $61.6 million and $113.5 million, respectively, of TCM’s 75% share of capital expenditures for the mill expansion project.

Due to delays in material deliveries, delays in final project engineering and weather related issues, Thompson Creek is currently reviewing the details of the remaining costs to complete the mill expansion at the Endako mine.  Subject to the final review, Thompson Creek currently believes that the total capital costs for the Endako mill expansion project may be approximately 15% higher than the previously announced revised estimate of C$550 million (100% basis), primarily due to increased labor hours and related costs resulting from such delays and weather issues.  Additionally, given such delays, start-up of the new mill is now expected to occur in the first quarter of 2012.  The existing mill at Endako is expected to continue to be fully operational until the start-up of the new mill.  Since inception of the project through June 30, 2011, approximately C$454.3 million has been spent (approximately C$340.7 million for Thompson Creek’s 75% share).  Thompson Creek’s joint venture partner in the Endako mine approved the initial budget of C$498 million, and Thompson Creek is in discussions with such joint venture partner regarding the portion of the previously announced revised estimate of C$550 million that will be borne by such joint venture partner.  Thompson Creek has not submitted to such joint venture partner  any projected increases beyond such amount.

Langeloth Facility

TCM operates the Langeloth Facility located near Pittsburgh, Pennsylvania.  Operations at the Langeloth Facility include roasting of molybdenum sulfide concentrate into molybdenum oxide, upgrading molybdenum oxide to pure sublimed oxide, oxide briquettes, ferromolybdenum, as well as the roasting of other metal products.

Concentrate produced by the TC Mine provides a substantial portion of the feed source for the operations at the Langeloth Facility.  From time to time, molybdenum produced by the Endako Mine also provides a feed source for the operations at the Langeloth Facility.  In addition, Langeloth processes molybdenum purchases and certain other metals for third parties on a tolling, or cost-per-unit-processed, basis.  The tolling and purchases are made to improve operating efficiency at the Langeloth Facility.

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

The following is a summary of the Langeloth Facility’s operating results for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2011	2010	2011	2010
Operational Statistics
Molybdenum sold from purchased product (000’s)	1,824	1,626	3,404	3,446
Realized price on molybdenum sold from purchased product ($/lb)	$17.38	$16.92	$17.49	$15.79
Toll roasted and upgraded molybdenum processed (000’s lb)	1,800	954	3,569	2,146
Roasted metal products processed (000’s lb)	4,842	4,628	10,856	8,286

In the second quarter of 2011, molybdenum sold from third-party purchased molybdenum concentrate was up 12% over the second quarter of 2010 and was sold at an average realized sales price that was 3% higher than the second quarter of 2010.  Third-party concentrate purchases and sales volumes increased in the current quarter compared to the same quarter of 2010, primarily due to lower production from the Endako Mine in the first and second quarters of 2011.

Molybdenum sold from purchased product of 3.4 million pounds for the six months ended June 30, 2011, was unchanged from the same period in 2010.  Realized sales prices averaged $17.49 per pound for the six months ended June 30, 2011, increasing from $15.79 per pound for the same period in 2010.

The volume of toll roasted molybdenum processed during the second quarter and first six months of 2011 increased 88.7% and 66.3%, respectively, compared to the same periods of 2010 primarily as a result of increased customer demand.

Mt. Milligan Project

During the three and six months ended June 30, 2011, TCM incurred $94.3 million and $153.7 million, respectively, of capital expenditures for the Mt. Milligan project.  Capital expenditures were primarily related to construction activities and engineering design costs for the plant site earthworks and the tailings storage facility.  TCM has completed a detailed review of the Mt. Milligan project, including a review of the engineering and design of the equipment and facilities and the amount of capital expenditures required to construct and develop the project (which was originally estimated by Terrane prior to its acquisition by TCM to be C$915 million).  TCM’s current estimate to construct and develop the Mt. Milligan project is C$1.265 billion, of which $207.7 million has been spent since inception of the project through the second quarter of 2011, including approximately $38.7 million spent prior to TCM’s acquisition of Terrane.  TCM currently estimates that C$436.5 million of capital expenditures will be incurred in 2011. The increase in the estimated cost to develop Mt. Milligan is attributable to the increase in labor costs estimated to complete the project, design improvements, increases in the cost of steel, concrete and other materials, and changes in the actual and expected future foreign exchange rates.

Liquidity and Capital Resources

At June 30, 2011, TCM had cash, cash equivalents and short-term investments of $560.4 million compared to $316.0 million at December 31, 2010.  TCM monitors its positions with, and the credit quality of, the financial institutions and companies in which it invests its cash, cash equivalents and short-term investments. TCM’s investment policy limits investments to government-backed financial instruments, commercial paper and other investments meeting the guidelines of its investment policy.

TCM manages its credit risk from accounts receivable through its collection activities.  As of the date of this Quarterly Report on Form 10-Q, TCM has not experienced any material delinquencies regarding the collection of its accounts receivable.

At June 30, 2011, TCM had working capital of $652.4 million, including $560.4 million of cash, cash equivalents and short-term investments, $104.9 million of receivables, and $5.3 million of debt related to equipment financings.  TCM intends to fund the remaining mill expansion costs at the Endako Mine and the Mt. Milligan development costs from a combination of cash on hand, cash flow from operations, funds from various financing facilities, the remaining proceeds from the gold stream transaction with Royal Gold and any additional funds from the exercise of warrants that expire in October 2011.

7.375% Senior Unsecured Notes

On May 20, 2011, TCM issued $350 million 7.375% senior unsecured notes (the “Notes”).  The proceeds received in the offering were $340.1 million, which were net of financing fees of $9.9 million.  TCM expects to use the net proceeds from the Notes offering to fund the development of Mt. Milligan and for general working capital purposes.   The Notes will be redeemable at TCM’s option, in whole or in part, at any time on or after June 1, 2014.  The Notes will mature on June 1, 2018 and began accruing interest on May 20, 2011 until maturity at a fixed rate of 7.375% per year.  Interest is payable in cash semi-annually in arrears on June 1 and December 1, commencing on December 1, 2011.

The Notes are guaranteed on a senior basis by substantially all of TCM’s subsidiaries.   The Notes include both standard financial and non-financial covenants, including, among others, limitations on incurring additional indebtedness, making restricted payments and allowing new liens.  As of June 30, 2011, TCM was in compliance with these covenants.  In connection with the issuance of the Notes, TCM, the guarantors and the initial purchasers entered into an agreement obligating TCM to file a registration statement with the SEC so that the holders of the Notes can exchange the Notes for registered notes and related guarantees evidencing the same indebtedness as the Notes.

Credit facility

As of June 30, 2011, TCM has in place a senior secured revolving credit agreement (the “Credit Agreement”).  On February 24, 2011, TCM entered into the First Amendment to the Credit Agreement, which increased the facility from $290 million to $300 million.  On May 20, 2011, concurrent with the offering of the Notes, TCM entered into the Second Amendment to the Credit Agreement to, among other things, allow for the issuance of the Notes.  The obligations of TCM under of the Credit Agreement are secured by a senior lien on substantially all of the tangible and intangible assets of TCM.  The Credit Agreement includes both standard financial and non-financial covenants, including ratio tests for leverage and interest coverage as well as a liquidity test to be met at the time of any drawdown.  As of June 30, 2011, TCM was in compliance with the Credit Agreement’s covenants.

As of June 30, 2011, TCM had no outstanding borrowings under the Credit Agreement and had issued and outstanding $1.0 million in letters of credit under the Credit Agreement.

Caterpillar equipment financing facility

On March 30, 2011, TCM entered into a Master Funding and Lease Agreement (the “Master Agreement”) with Caterpillar Financial Services Limited (“Caterpillar”).  The Master Agreement provides for up to $132.0 million in equipment financings comprised of three separate tranches of $20.0 million, $50.0 million and $62.0 million.  The $20.0 million tranche is available immediately, and the $50.0 million and $62.0 million tranches are available upon the satisfaction of certain conditions specified in the Master Agreement.

TCM entered into the Master Agreement to finance TCM’s purchases of mobile mining equipment for use at the Mt. Milligan project.  Pursuant to the Master Agreement and agreements entered into in connection therewith, TCM may draw down on the facility as the equipment is delivered to Mt. Milligan and use the proceeds from each drawdown to recoup its cash outlays to purchase this equipment. Caterpillar will then purchase such equipment from TCM and simultaneously lease the equipment back to TCM.

Each borrowing under the facility will be for a term of 60 months.  TCM will pay interest on the amounts borrowed under the facility at either floating or fixed rates, at its option, calculated as set forth in the Master Agreement.  TCM’s ability to request advances under the facility will terminate 33 months following its effective date (or such later date as may be agreed upon by Caterpillar), and any unused commitments under the facility will then terminate and no longer be available to TCM.  At the end of each 60-month lease period, TCM has the option to purchase the underlying equipment for a nominal sum.

The Master Agreement contains various affirmative and negative covenants and customary events of default.  Under the terms of the Master Agreement, TCM is required to be in compliance with the consolidated leverage ratio and consolidated interest coverage ratio financial covenants.  In addition, as a condition to any drawdown under the facility, TCM must be in compliance with the consolidated liquidity financial covenant included in its revolving credit facility.

Operating Cash Flows

Cash generated by operating activities for the second quarter of 2011 was $53.6 million compared to $41.2 million for the same period in 2010.  This increase in cash flow from operations was primarily the result of increased operating income resulting from higher sales volumes and average molybdenum sales prices in the second quarter of 2011 compared to the second quarter of 2010.

Cash generated by operating activities for the six months ended June 30, 2011 was $130.2 million compared to $66.8 million for the same period in 2010.  This increase in cash flow from operations was primarily the result of increased operating income resulting from higher sales volumes and average molybdenum sales prices in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Investing Activities

Cash used in investing activities in the second quarter of 2011 was $157.0 million compared to cash generated of $43.6 million in the second quarter of 2010.  During the second quarter of 2011, TCM spent $155.2 million on property, plant, and equipment expenditures primarily related to the Endako Mine mill expansion and the development of Mt. Milligan.  During the same period in 2010, TCM received $115.7 million from maturities of short-term investments, which was partially offset by $71.1 million in property, plant and equipment expenditures. The short-term investments consisted of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days.

Cash used in investing activities in the six months ended June 30, 2011 was $251.8 million compared to cash used of $7.4 million in the same period of 2010.  During the six month period of 2011, TCM spent $248.1 million of property, plant, and equipment expenditures primarily related to the Endako mill expansion and the development of Mt. Milligan.  During the same period in 2010, TCM received $85.6 million from maturities of short-term investments, which were offset by $90.5 million in property, plant, and equipment expenditures. The short-term investments consisted of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days.

Financing Activities

Cash generated by financing activities in the second quarter of 2011 was $358.7 million compared to cash used of $0.8 million in the second quarter of 2010. This increase was primarily related to proceeds of $340.1 from the issuance of Notes in the 2011 second quarter compared to the 2010 second quarter.  In the second quarter of 2011, TCM received proceeds from the exercise of stock options and warrants of $20.4 million, which was partially offset by scheduled principal payments on equipment loans of $1.3 million and debt issuance costs of $0.5 million.  In the second quarter of 2010, TCM received proceeds from the exercise of stock options and warrants of $0.1 million, which was more than offset by scheduled principal payments on equipment loans of $0.9 million.

Cash generated by financing activities in the six months ended June 30, 2011 was $361.1 million compared to cash used of $0.3 million in the same period of 2010. This increase was primarily related to proceeds of $340.1 from the issuance of Notes in the second quarter of 2011 compared to 2010.  For the six months ended June 30, 2011, TCM also received proceeds from the exercise of stock options and warrants of $25.8 million, which was partially offset by scheduled principal payments on equipment loans of $2.8 million and debt issuance costs of $2.0 million.  For the six months ended June 30, 2010, TCM received proceeds from the exercise of stock options and warrants of $2.1 million, which was more than offset by scheduled principal payments on equipment loans of $2.4 million.

Off-Balance Sheet Arrangements

As of June 30, 2011, TCM has commitments to purchase approximately 5.1 million pounds of molybdenum sulfide concentrate in 2011 to be priced at a time after June 30, 2011.  In addition, TCM has fixed-priced contracts, under which it has committed to sell approximately 0.7 million pounds for the remainder of 2011 at an average market price of $19.20 per pound.

On December 9, 2009, Thompson Creek entered into a credit support agreement with British Columbia Hydro and Power Authority (“BC Hydro”) related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the expansion project.  The amount of the guarantee as of June 30, 2011 was C$16.5 million. As part of the financial guarantee, TCM provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro.  The surety bond can be drawn down in the event of a shortfall in BC Hydro’s incremental revenues after the commissioning of the new Endako mill facility.  At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

As of June 30, 2011, a shortfall in Endako’s future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

Critical Accounting Estimates and Accounting Developments

For a description of the critical accounting policies and estimates used in the preparation of the consolidated financial statements, refer to the 2010 Form 10-K.  There have been no significant changes to TCM’s critical accounting policies or estimates since December 31, 2010.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that are expected to have a significant impact on TCM’s current accounting policies.

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

Adjusted net income represents the net income prepared in accordance with US GAAP, adjusted for significant non-cash items.  For the first six months and the second quarter of 2011 and 2010, the significant non-cash items were the non-cash gains on the fair value adjustment related to TCM’s outstanding common stock purchase warrants.

TCM follows the guidance issued by the Emerging Issues Task Force (“EITF”) that common stock purchase warrants with a strike price denominated in a currency other than the entity’s reporting currency are not considered linked to equity, and therefore ,are to be accounted for as derivatives.  As a result, TCM’s outstanding common stock purchase warrants (“Warrants”) are accounted for as derivatives. TCM recorded a cumulative adjustment to retained earnings upon adoption, and subsequent changes to the fair value of the outstanding Warrants are recorded to the consolidated statements of income at each quarter-end.

Other than the consideration pursuant to the arrangement related to the Terrane Warrants, a cash payment will not be required by TCM at the settlement of the Warrants and Terrane Warrants; therefore, Management does not consider gains or losses on the Warrants and Terrane Warrants in its evaluation of TCM’s financial performance.

Adjusted net income per share (basic and diluted) is calculated using adjusted earnings, as defined above, divided by the weighted average basic and weighted average diluted shares outstanding during the period as determined in accordance with US GAAP.

The following tables reconcile net income presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income and adjusted net income per share — basic and diluted, for the three and six months ended June 30, 2011 and 2010:

For the Three Months Ended June 30, 2011 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average		Weighted Average
		Basic Shares		Diluted Shares
		Shares		Shares
	Net Income	(000’s)	$/share	(000’s)	$/share

US GAAP measures	$116.8	167,251	$0.70	172,321	$0.68
Add (Deduct):
Unrealized (gain) on common stock warrants	(60.4)	167,251	(0.36)	172,321	(0.35)
Non-GAAP measures	$56.4	167,251	$0.34	172,321	$0.33

For the Three Months Ended June 30, 2010 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average		Weighted Average
		Basic Shares		Diluted Shares
		Shares		Shares
	Net Income	(000’s)	$/share	(000’s)	$/share

US GAAP measures	$126.5	139,791	$0.90	145,440	$0.87
Add (Deduct):
Unrealized (gain) on common stock warrants	(74.8)	139,791	(0.54)	145,440	(0.51)
Non-GAAP measures	$51.7	139,791	$0.37	145,440	$0.36

For the Six Months Ended June 30, 2011 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average		Weighted Average
		Basic Shares		Diluted Shares
		Shares		Shares
	Net Income	(000’s)	$/share	(000’s)	$/share

US GAAP measures	$245.7	166,413	$1.48	174,701	$1.41
Add (Deduct):
Unrealized (gain) on common stock warrants	(126.4)	166,413	(0.76)	174,701	(0.72)
Non-GAAP measures	$119.3	166,413	$0.72	174,701	$0.68

For the Six Months Ended June 30, 2010 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average		Weighted Average
		Basic Shares		Diluted Shares
		Shares		Shares
	Net Income	(000’s)	$/share	(000’s)	$/share

US GAAP measures	$127.6	139,711	$0.91	147,600	$0.86
Add (Deduct):
Unrealized (gain) on common stock warrants	(50.3)	139,711	(0.36)	147,600	(0.34)
Non-GAAP measures	$77.3	139,711	$0.55	147,600	$0.52

Cash Cost per Pound Produced, Weighted Average Cash Cost per Pound Produced, and Average Realized Sales Price per Pound Sold

Cash cost per pound produced, weighted average cash cost per pound produced and average realized sales price per pound sold are considered key measures in evaluating TCM’s operating performance.  Cash cost per pound produced, weighted average cash cost per pound produced and average realized sales price per pound sold are not measures of financial performance, nor do they have a standardized meaning prescribed by US GAAP and may not be comparable to similar measures presented by other companies.  Management uses these measures to evaluate the operating performance at each of its mines, as well as on a consolidated basis, as a measure of profitability and efficiency.  TCM believes that these non-GAAP measures provide useful supplemental information to investors in order that they may evaluate TCM’s performance using the same measures as management and, as a result, the investor is afforded greater transparency in assessing TCM’s financial performance.  Non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP.

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

The following table provides a reconciliation of cash costs and cash cost per pound produced, by mine, and operating expenses included in our consolidated statements of income in the determination of net income (loss):

US$ in millions except per pound amounts — Unaudited)

	Three months ended June 30,			Three months ended June 30,
	2011			2010
	Operating	Pounds		Operating	Pounds
	Expenses	Produced(1)		Expenses	Produced(1)
	(in millions)	(000’s lbs)	$/lb	(in millions)	(000’s lbs)	$/lb
TC Mine
Cash costs — Non-GAAP (2)	$36.2	8,322	$4.35	$32.4	5,137	$6.31
Add/(Deduct):
Stock-based compensation	0.2			0.1
Inventory and other adjustments	1.3			(3.5)
GAAP operating expenses	$37.7			$29.0
Endako Mine
Cash costs — Non-GAAP(2)	$21.3	1,688	$12.59	$17.1	1,897	$9.00
Add/(Deduct):
Stock-based compensation	0.2			0.2
Inventory and other adjustments	(1.0)			(2.0)
GAAP operating expenses	$20.5			$15.3

Other operations GAAP operating expenses (3)	$33.5			$29.5
GAAP consolidated operating expenses	$91.7			$73.8
Weighted-average cash cost — Non-GAAP	$57.5	10,010	$5.74	$49.5	7,034	$7.06

US$ in millions except per pound amounts — Unaudited)

	Six months ended June 30,			Six months ended June 30,
	2011			2010
	Operating	Pounds		Operating	Pounds
	Expenses	Produced(1)		Expenses	Produced(1)
	(in millions)	(000’s lbs)	$/lb	(in millions)	(000’s lbs)	$/lb
TC Mine
Cash costs — Non-GAAP (2)	$72.0	17,006	$4.24	$62.3	11,435	$5.45
Add/(Deduct):
Stock-based compensation	0.5			1.0
Inventory and other adjustments	9.2			(2.3)
GAAP operating expenses	$81.7			$61.0
Endako Mine
Cash costs — Non-GAAP(2)	$40.6	3,333	$12.17	$31.4	3,868	$8.11
Add/(Deduct):
Stock-based compensation	0.4			0.8
Inventory and other adjustments	5.4			(3.0)
GAAP operating expenses	$46.4			$29.2

Other operations GAAP operating expenses (3)	$61.6			$59.9
GAAP consolidated operating expenses	$189.7			$150.1
Weighted-average cash cost — Non-GAAP	$112.6	20,339	$5.54	$93.7	15,303	$6.14

(1)  Mined production pounds are molybdenum oxide and HPM from our share of the production from the mines; excludes molybdenum processed from purchased product.

(2)  Cash costs represent the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced in the period.  Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, corporate allocations, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion.  The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs from the TC Mine to the Langeloth Facility.

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

Outstanding Share Data

Common shares and convertible securities outstanding as of August 5, 2011 are as follows:

		Exercise Price	Common Shares on
Security	Expiry Dates	(C$)	Exercise (000’s)

Common shares			167,871
Convertible securities:
Thompson Creek Warrants	October 23, 2011	$9.00	24,503
Terrane Warrants (1)	June 21, 2012	$(0.05)	420
Share options	November 9, 2011 to June 1, 2016	$7.12 to $23.93	4,348
Restricted stock units	May 6, 2013		339
Performance share units	May 6, 2013		540
Total common shares and convertible securities			198,021

(1)        The exercise provides for an offset of the Warrant’s exercise price against the cash consideration that would otherwise be payable to the warrant holders upon exercise of the Warrant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

TCM’s consolidated molybdenum sales represent the sale of molybdenum in various forms from TCM’s mines and from third-party material that is purchased, processed and sold. Molybdenum sales for the quarter ended June 30, 2011 were $186.2 million. For each $1 per pound change in molybdenum prices, TCM’s current quarter revenue would change by approximately $10.8 million.

From time to time, TCM enters into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales contracts are included in molybdenum sales revenue in the determination of net income. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to molybdenum sales is recorded each reporting period until the date of final pricing. Accordingly, in times of rising molybdenum prices, molybdenum sales benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior years; in times of falling molybdenum prices, the opposite occurs.

The following table sets forth TCM’s outstanding provisionally-priced contracts as of June 30, 2011, which all mature in 2011:

Pounds to be
Sold/Purchased
(000’s lb)
Provisionally-priced sales	337
Provisionally-priced purchases	731

TCM also enters into certain molybdenum sales contracts where it sells future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. The following table sets forth TCM’s outstanding fixed price molybdenum sales contracts as of June 30, 2011:

June 30,
2011
Molybdenum committed (000’s lb)	695
Average price ($/lb)	$19.20

In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of June 30, 2011, TCM had commitments to purchase approximately 5.1 million pounds of molybdenum sulfide concentrate throughout the remainder of 2011, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

On acquisition of Thompson Creek USA, TCM acquired an unfavorable contractual agreement to sell 10% of certain production at the TC Mine at an amount that was less than the then prevailing market price. Deliveries under this contract commenced in 2007 and will continue through 2011.  As of June 30, 2011 and December 31, 2010, TCM had a liability of $1.2 million and $2.5 million related to future deliveries under this agreement, respectively. As this contractual agreement is satisfied by delivery of product, the liability is being drawn down with an offsetting adjustment to molybdenum sales in the determination of net income (loss).

Foreign Currency Exchange Risk

TCM transacts business in various currencies in the normal course of its operations and for capital expenditures.  Moreover, with all of its revenues denominated in U.S. dollars TCM has an on-going foreign exchange risk with respect to its Canadian operations.  To help mitigate this risk, TCM from time to time enters into various derivative instruments such as foreign currency forward contracts, options and collars. The terms of these instruments are typically less than one year. As of June 30, 2011, TCM had open foreign currency option contracts to purchase $60 million Canadian dollars at a weighted-average US dollar to Canadian dollar exchange rate ranging from $0.99 to $1.00.  At December 31, 2010, TCM had no open forward currency contracts.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

TCM’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to TCM’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Chief Executive Office, and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM’s disclosure controls and procedures are effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in TCM’s internal control over financial reporting during the second quarter of 2011 that has materially affected, or that is reasonably likely to materially affect, TCM’s internal control over financial reporting.

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

The petitioners alleged that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the Provincial Crown breached its duty to consult with, and if necessary provide accommodation to, the Stellat’en First Nation in relation to the impacts of the Endako Mine and the mill expansion.

The petitioners sought a declaration that the Provincial Crown has not fulfilled its duty to consult with them in relation to the mill expansion project at the Endako Mine, a declaration that the mining permits and/or tenures held by TCM, including the Mines Act permit amendment issued on or about October 29, 2008 which allows for construction of an expanded mill at the Endako Mine (the “Permit Amendment”), are invalid, an order quashing or setting aside the decision to issue the Permit Amendment, and an injunction prohibiting further construction or alterations to the Endako Mine relating to the mill expansion project at the Endako Mine.

The Provincial Crown and TCM filed materials in response to the petition, and the matter was heard by the Supreme Court of British Columbia in a hearing that took place in late February and early March of 2011.  On August 5, 2011, the Court dismissed the petitioners’ claims in full.

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

Item 1A of TCM’s 2010 Form 10-K and Item 1A of TCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 set forth information relating to important risks and uncertainties that could materially adversely affect TCM’s business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of TCM’s business, financial condition and operating results for the quarter ended June 30, 2011.  Set forth below are certain additional risk factors that supplement the risk factors previously disclosed in TCM’s 2010 Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011:

TCM’s substantial indebtedness could adversely affect its financial condition.

As of June 30, 2011, TCM’s total debt is $369.2, and it has unused commitments of $299.0 million under its revolving credit facility (after giving effect to $1.0 million of outstanding letters of credit), and unused commitments of $132.0 million under the Caterpillar equipment financing facility. Although TCM does not record it as indebtedness, it also has $226.5 million in deferred revenue under the Gold Stream transaction and an entitlement to receive an additional $85.0 million of deposits in respect of the Gold Stream transaction over the Mt. Milligan construction period.

Subject to the limits contained in the credit agreement governing TCM’s revolving credit facility, the indenture that governs the Notes and TCM’s other debt instruments, TCM may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If it does so, the risks related to TCM’s high level of debt could intensify. Specifically, TCM’s high level of debt could have consequences including:

•                  making it more difficult for TCM to satisfy its obligations with respect to its debt;

•                  limiting TCM’s ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•                  requiring a substantial portion of TCM’s cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•                  increasing TCM’s vulnerability to general adverse economic and industry conditions;

•                  exposing TCM to the risk of increased interest rates as certain of its borrowings, including borrowings under the revolving credit facility, are at variable rates of interest;

•                  limiting TCM’s flexibility in planning for and reacting to changes in the industry in which it competes;

•                  placing TCM at a disadvantage compared to other, less leveraged competitors; and

•                  increasing TCM’s cost of borrowing.

In addition, the credit agreement governing TCM’s revolving credit facility, TCM’s Caterpillar equipment financing facility and the indenture governing the Notes contain restrictive covenants that limit TCM’s ability to engage in activities that may be in its long term best interest. TCM’s failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all TCM’s debt.

TCM may not be able to generate sufficient cash to service all of its indebtedness, and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.

TCM’s ability to make scheduled payments on or refinance its debt obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond its control. TCM may be unable to maintain a level of cash flows from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness.

If TCM’s cash flows and capital resources are insufficient to fund its debt service obligations, TCM could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. TCM may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow TCM to meet its scheduled debt service obligations. The credit agreement governing TCM’s revolving credit facility and the indenture governing the Notes each restrict TCM’s ability to dispose of assets and use the proceeds from those dispositions and may also restrict TCM’s ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. TCM may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

TCM’s inability to generate sufficient cash flows to satisfy its debt obligations, or to refinance its indebtedness on commercially reasonable terms or at all, would materially and adversely affect TCM’s financial position and results of operations.

Despite TCM’s current level of indebtedness, it and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to TCM’s financial condition described above.

TCM and its subsidiaries may be able to incur significant additional indebtedness in the future. Although the credit agreement governing TCM revolving credit facility and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent TCM from incurring obligations that do not constitute indebtedness. In addition, as of June 30, 2011, TCM had unused commitments of $299.0 million (after giving effect to $1.0 million of outstanding letters of credit) under its revolving credit facility and unused commitments of $132.0 million under its Caterpillar equipment financing facility. All of those borrowings would be secured indebtedness. If new debt is added to TCM’s current debt levels, the related risks that TCM now faces could intensify.

TCM’s revolving credit facility and Caterpillar equipment financing facility contain financial covenants that require it to maintain certain financial metrics and ratios, and TCM’s revolving credit facility and the indenture governing the Notes contain restrictive covenants that restrict TCM’s current and future operations and limit its flexibility and ability to respond to changes or take certain actions. A breach of those covenants may cause TCM to be in default under these facilities and/or the indenture.

The credit agreement and the indenture governing the Notes contain certain restrictive covenants that impose significant operating and financial restrictions on TCM and in some circumstances limit its ability to engage in actions that may be in its long-term best interest, including, among other things its ability to:

•                  incur additional debt;

•                  sell, lease or transfer assets;

•                  pay dividends or make other distributions or repurchase or redeem capital stock;

•                  alter the businesses it conducts;

•                  prepay, redeem or repurchase certain debt;

•                  make loans or investments;

•                  enter into agreements restricting its subsidiaries’ ability to pay dividends;

•                  make capital expenditures and investments;

•                  guarantee debts or obligations;

•                  create liens;

•                  enter into transactions with its affiliates; and

•                  enter into certain merger, consolidation or other reorganizations transactions.

These restrictions could limit TCM’s ability to obtain future financing, make acquisitions, grow in accordance with its strategy or secure the needed working capital to withstand future downturns in its business or the economy in general, or otherwise take advantage of business opportunities that may arise, any of which could place TCM at a competitive disadvantage relative to its competitors that may have less debt and are not subject to such restrictions.

In addition, the credit agreement for TCM’s revolving credit facility requires us to maintain compliance with financial covenants including ratio tests for leverage and interest coverage as well as a liquidity test to be met at the time of any drawdown. In addition, TCM’s Caterpillar equipment financing facility also requires TCM to maintain compliance with financial covenants included in the revolving credit facility. TCM’s ability to meet those financial ratios can be affected by events beyond its control.

A breach of the financial covenants under the revolving credit facility and, therefore, the Caterpillar equipment financing facility, or any of the restrictive covenants under the revolving credit facility and the indenture governing the Notes as described above could result in an event of default under such indebtedness. In addition, the lenders under the revolving credit facility could either refuse to lend additional funds to TCM or accelerate the repayment of any outstanding borrowings under the revolving credit facility, and the lender under the Caterpillar equipment financing facility (1) could terminate the lease by TCM of equipment purchased by the lender and leased to TCM pursuant to the facility, (2) terminate the lender’s obligation to purchase additional equipment and lease such equipment to TCM pursuant to the terms of the facility, (3) accelerate the payment of all lease payments unpaid under the facility, together with default interest, (4) accelerate the payment of the balance of the purchase price for equipment which would have been due and payable from the date of termination and (5) foreclose on the equipment purchased and leased under the facility and apply the proceeds from the sale of such equipment to any shortfall in the payment by TCM of amounts due to the lender under the facility. The termination of this facility could result in significant delays in the construction of Mt. Milligan, which could result in a material adverse effect on TCM’s operating results and financial condition.

If TCM were to default under its revolving credit facility or the Caterpillar equipment financing facility, it may not have sufficient assets to repay such indebtedness upon a default or access to sufficient alternative sources of funds to the extent that borrowings under the revolving credit facility would be restricted. If TCM is unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding against TCM or collection proceedings with respect to its assets, all of which secure TCM’s indebtedness under the revolving credit facility, including the equipment purchased by the lender and leased to TCM under the Caterpillar equipment financing facility, which secures TCM’s indebtedness under such facility. A default under the revolving credit facility will trigger cross defaults to the Caterpillar equipment financing facility and could also trigger cross defaults to the indenture governing the Notes and other material agreements.  Similarly, a default under the indenture could trigger a cross default to the revolving credit facility.

TCM’s variable rate indebtedness subjects us to interest rate risk, which could cause its debt service obligations to increase significantly.

Borrowings under TCM’s revolving credit facility are at variable rates of interest and expose TCM to interest rate risk. If interest rates increase, TCM’s debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and TCM’s net income and cash flows, including cash available for servicing its indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn, each quarter point change in interest rates would result in an approximately $0.8 million change in annual interest expense on TCM’s indebtedness under its revolving credit facility. In the future, TCM may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, TCM may not maintain interest rate swaps with respect to all of its variable rate indebtedness, and any swaps it enters into may not fully mitigate its interest rate risk.

There is no assurance that the Endako mill expansion will be completed according to TCM’s current timetable or that the actual costs of the expansion will not exceed TCM’s estimated costs.  The extent to which TCM’s joint venture partner at the Endako Mine will fund any excess costs is also uncertain.

The mill expansion project at the Endako Mine includes the construction of a new, modern mill, which will replace the existing 45-year-old mill and raise ore-processing capacity from the existing 31,000 tons per day to 55,000 tons per day. Commercial production of molybdenum concentrate from the new mill is currently expected to begin in the first quarter of 2012.  There is no assurance, however, that the new mill will be completed according to this timetable; unexpected problems and delays during construction and start-up could cause the start-up of commercial production from the new mill to be further delayed.  TCM currently expects the total capital cost for the new mill to be approximately 15% higher than the previously announced revised estimate of C$550 million. There is no assurance that the actual costs of the expansion will not exceed TCM’s estimated costs.  In addition, while TCM’s joint venture partner in the Endako mine approved the initial budget of C$498 million, TCM is in discussions with such joint venture partner regarding the portion of the previously announced revised estimate of C$550 million that will be borne by such joint venture partner and TCM has not submitted to such joint venture partner any projected increases beyond such amount. There can be no assurance that such joint venture partner will fund any costs in excess of the originally approved budget for the project.  If TCM experiences delays or unanticipated costs relating to its Endako mill expansion, the anticipated benefits of the expansion project may not be realized fully or at all or may take longer to realize than expected, and TCM’s business, results of operations and financial condition may be adversely affected as a result.

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

TCM’s operations at the TC Mine are subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  Under the recently-enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, mine operators are required to include in their periodic reports filed with the SEC certain information relating to citations or orders issued under the Mine Act, and certain other mine safety information.  Below is the information so required for TCM for the three months ended June 30, 2011:

•                                          Section 104 Citations:  No citations were issued by MSHA to under section 104 of the Mine Act.

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

•                                          Proposed Assessments:  The total dollar value of proposed assessments from MSHA under the Mine Act was $7,356.  All such assessments relate to citations and orders issued by MSHA prior to the three-month period ended June 30, 2011.

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

4.1

Indenture, dated May 20, 2011, by and among TCM, as issuer, certain subsidiaries of TCM, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to TCM’s Report on Form 8-K filed with the SEC on May 20, 2011).

4.2

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

10.1

Second Amendment to Credit Agreement, dated May 20, 2011, by and among TCM, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to TCM’s Report on Form 8-K filed with the SEC on May 20, 2011).

10.2

Registration Rights Agreement, dated May 20, 2011, by and among TCM, as issuer, certain subsidiaries of TCM, as guarantors, and J.P. Morgan Securities LLC as representative of the initial purchasers thereunder (incorporated by reference to Exhibit 10.1 to TCM’s Report on Form 8-K filed with the SEC on May 20, 2011).

†10.3

Amended and Restated Employment Agreement, dated as of May 23, 2011, between Thompson Creek USA and S. Scott Shellhaas (incorporated by reference to Exhibit 10.1 to TCM’s Report on Form 8-K filed with the SEC on May 24, 2011).

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

101

The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.††

*                                         Filed herewith.

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

THOMPSON CREEK METALS COMPANY INC.
Registrant

August 8, 2011	/s/ Kevin Loughrey
Date	KEVIN LOUGHREY,
Chairman, Chief Executive Officer and Director

August 8, 2011	/s/ Pamela L. Saxton
Date	PAMELA L. SAXTON,
Chief Financial Officer and Vice President,
Finance, (Principal Financial Officer and
Principal Accounting Officer)