Form 10-Q
period 2011-09-30
Thompson Creek Metals CO Inc.
filed 2011-11-07
CIK 1415020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 7, 2011 there were 167,890,096 shares of our common stock, no par value, outstanding.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2011	2010
	(in millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$365.4	$316.0
Accounts receivable—trade	83.3	63.3
Accounts receivable—related parties	10.4	10.0
Product inventory	96.0	75.5
Material and supplies inventory	35.8	31.5
Prepaid expense and other current assets	2.8	7.6
Income tax receivable	1.5	12.9
	595.2	516.8
Property, plant and equipment, net	2,098.9	1,696.1
Restricted cash	28.2	23.5
Reclamation deposits	24.5	24.7
Goodwill	47.0	47.0
Other assets	20.2	9.6
	$2,814.0	$2,317.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$151.2	$64.8
Income and mining taxes payable	4.3	3.7
Current portion of long-term debt	5.6	5.4
Deferred income tax liabilities	15.0	7.7
Other current liabilities	11.5	0.2
	187.6	81.8
Gold Stream deferred revenue	226.5	226.5
Long-term debt	362.4	16.6
Other liabilities	13.8	22.4
Asset retirement obligations	31.3	29.2
Common stock warrant derivatives	3.9	174.7
Deferred income tax liabilities	290.1	336.6
	1,115.6	887.8
Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock, no-par, 167,889,146 and 165,189,873 shares issued and outstanding, as of September 30, 2011 and December 31, 2010, respectively	1,013.6	980.9
Additional paid-in capital	51.1	49.2
Retained earnings	637.8	346.5
Accumulated other comprehensive income (loss)	(4.1)	53.3
	1,698.4	1,429.9
	$2,814.0	$2,317.7

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)

REVENUES
Molybdenum sales	$150.4	$157.1	$539.0	$426.6
Tolling, calcining and other	4.4	4.7	13.4	11.4
Total revenues	154.8	161.8	552.4	438.0
COSTS AND EXPENSES
Cost of sales
Operating expenses	100.6	89.8	290.3	239.9
Depreciation, depletion and amortization	17.9	12.7	53.9	35.6
Total cost of sales	118.5	102.5	344.2	275.5
Selling and marketing	1.8	2.3	6.7	5.6
Accretion expense	0.5	0.4	1.4	1.2
General and administrative	7.3	4.5	21.6	17.6
Acquisition costs	—	3.2	—	4.3
Exploration	4.3	3.3	11.1	6.8
Total costs and expenses	132.4	116.2	385.0	311.0
OPERATING INCOME	22.4	45.6	167.4	127.0
OTHER (INCOME) AND EXPENSE
Change in fair value of common stock warrants	(42.0)	20.5	(168.4)	(29.8)
Loss (gain) on foreign exchange	23.9	(6.7)	21.8	(8.0)
Interest and finance fees, net	1.2	(0.1)	2.9	(0.4)
Other	(0.7)	(0.4)	(1.2)	(0.7)
Total other (income) and expense	(17.6)	13.3	(144.9)	(38.9)
Income before income and mining taxes	40.0	32.3	312.3	165.9
Income and mining tax (benefit) expense	(5.6)	1.2	21.0	7.2
NET INCOME	$45.6	$31.1	$291.3	$158.7
NET INCOME PER SHARE
Basic	$0.27	$0.22	$1.75	$1.14
Diluted	$0.27	$0.22	$1.67	$1.08
Weighted average number of common shares
Basic	167.9	139.8	166.9	139.7
Diluted	168.5	142.9	174.9	146.5

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$45.6	$31.1	$291.3	$158.7
Items not affecting cash:
Change in fair value of common stock warrants	(42.0)	20.5	(168.4)	(29.8)
Depreciation, depletion and amortization	17.9	12.7	53.9	35.6
Accretion expense	0.5	0.4	1.4	1.2
Amortization of finance fees	1.0	—	2.1	—
Stock-based compensation	2.1	1.6	6.0	5.8
Product inventory write-down	12.9	—	18.6	—
Deferred income tax benefit	(10.0)	5.5	(16.1)	2.6
Unrealized loss (gain) on derivative instruments	2.6	(0.6)	2.1	0.7
Unrealized foreign exchange loss	18.2	—	18.4	—
Change in working capital accounts (Note 13)	2.6	(12.2)	(27.7)	(49.0)
Cash generated by operating activities	51.4	59.0	181.6	125.8
INVESTING ACTIVITIES
Short-term investments	—	233.9	—	319.5
Capital expenditures	(234.4)	(56.8)	(482.5)	(147.3)
Restricted cash	(1.1)	(0.7)	(5.1)	(3.2)
Reclamation deposit	(0.4)	3.7	(0.1)	3.7
Cash (used) generated by investing activities	(235.9)	180.1	(487.7)	172.7
FINANCING ACTIVITIES
Proceeds from issuance of common shares, net	0.2	0.2	26.0	2.3
Proceeds from senior unsecured note issuance, net (Note 7)	(0.2)	—	339.9	—
Financing costs	—	—	(2.0)	—
Repayment of debt	(1.2)	(0.7)	(4.0)	(3.1)
Cash (used) generated by financing activities	(1.2)	(0.5)	359.9	(0.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9.3)	3.7	(4.4)	1.7
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(195.0)	242.3	49.4	299.4
Cash and cash equivalents, beginning of period	560.4	215.6	316.0	158.5
Cash and cash equivalents, end of period	$365.4	$457.9	365.4	$457.9
Supplementary cash flow information (Note 13)

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY and COMPREHENSIVE INCOME (LOSS)

Nine Months Ended September 30, 2011

(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(in millions, except share data in thousands)

Balances at January 1, 2011	165,190	$980.9	$49.2	$346.5	$53.3	$1,429.9
Amortization of stock-based compensation	—	—	6.2	—	—	6.2
Stock option exercises	1,019	12.3	(4.5)	—	—	7.8
Tax benefit of stock option exercises	—	—	0.2	—	—	0.2
Warrant exercises	1,680	20.4	—	—	—	20.4
Comprehensive income:
Net income	—	—	—	291.3	—	291.3
Foreign currency translation	—	—	—	—	(57.4)	(57.4)
Total comprehensive income	—	—	—	—	—	233.9
Balances at September 30, 2011	167,889	$1,013.6	$51.1	$637.8	$(4.1)	$1,698.4

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted. This report should be read in conjunction with Thompson Creek Metals Company Inc.’s (“TCM” or the “Company”) consolidated financial statements and notes contained in its Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

2. Terrane Acquisition

On October 20, 2010, TCM acquired 100% of the issued and outstanding equity of Terrane Metals Corp. (“Terrane”).  At December 31, 2010, the allocation of the purchase price was recorded using preliminary estimates related to the fair value of the mineral properties acquired.   During the quarter ended June 30, 2011, the allocation of the purchase price of Terrane was finalized.  The following table is a summary of the final fair value of assets acquired less liabilities assumed:

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

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

3. Inventory

The carrying value of product inventory is as follows:

	September 30,	December 31,
	2011	2010
Finished product	$53.0	$54.4
Work-in-process	42.5	16.6
Stockpiled ore	0.5	4.5
	$96.0	$75.5

As of September 30, 2011, the carrying value of TCM’s inventory exceeded the market value.  Total write-downs were $12.9 million and $18.6 million for the three and nine months ended September 30, 2011, respectively. The inventory write-down in the current quarter was primarily due to the TC Mine pit sequencing, which resulted in increased costs related to waste removal activities. The write-down of inventory has been included in operating expenses in the accompanying consolidated income statement for the three and nine months ended September 30, 2011.  No such write-down occurred in the comparative periods in the prior year. For further discussion regarding fair value measurements and the fair value hierarchy, see Note 6 to these consolidated financial statements.

4. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	September 30,	December 31,
	2011	2010
Mining properties	$1,142.2	$1,214.3
Mine development	356.5	15.4
Mining equipment	290.8	310.6
Processing facilities	123.2	124.7
Construction in progress	413.5	217.8
Other	7.0	6.9
	2,333.2	1,889.7
Less: Accumulated depreciation, depletion and amortization	(234.3)	(193.6)
	$2,098.9	$1,696.1

The construction in progress balance included $380.5 million and $213.8 million related to the mill expansion project at the Endako Mine as of September 30, 2011 and December 31, 2010, respectively.  The mine development balance relates to the development of Mt. Milligan as of September 30, 2011 and December 31, 2010, respectively.  No depreciation is currently being

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

recognized on construction in progress or mine development as neither the new mill nor the Mt. Milligan project have been completed or placed into service.

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

The following table summarizes the location and fair value amounts of all derivative financial instruments in the consolidated balance sheets:

		Fair Value
		September 30,	December 31,
Derivative Type	Balance Sheet Classification	2011	2010
Derivative assets
Provisionally-priced sales(a)	Accounts receivable—trade	$—	$0.1
Fixed-priced contracts—current(b)	Prepaid expense and other current assets	0.5	1.7
Total derivative assets		$0.5	$1.8
Derivative liabilities
Forward currency contracts(c)	Other current liabilities	$2.2	$—
Common stock warrant derivatives(d)	Common stock warrant derivatives	3.9	174.7
Total derivative liabilities		$6.1	$174.7

The following table sets forth the gains (losses) on derivative instruments for the three and nine months ended September 30, 2011 and 2010:

		Gain/(loss)		Gain/(loss)
		Three Months Ended		Nine Months Ended
	Statement of Operations	September 30,	September 30,	September 30,	September 30,
Derivative Type	Classification	2011	2010	2011	2010
Provisionally-priced sales(a)	Molybdenum sales	$(0.5)	$—	$(0.9)	$(0.9)
Provisionally-priced purchases(a)	Operating expenses	1.5	0.1	2.2	(2.3)
Fixed-priced contracts(b)	Molybdenum sales	0.4	0.1	1.2	(0.1)
Forward currency contracts(c)	(Loss) gain on foreign exchange	(2.4)	2.8	(2.1)	2.8
Common stock warrant derivatives(d)	Change in fair value of common stock warrants	42.0	(20.5)	168.4	29.8
		$41.0	$(17.5)	$168.8	$29.3

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

The following table sets forth TCM’s outstanding provisionally-priced contracts as of September 30, 2011, which all mature in 2011:

Pounds to be
Sold/Purchased
(000’s lb)
Provisionally-priced sales	132
Provisionally-priced purchases	1,029

(b)                               Fixed-Priced Contracts

TCM’s results of operations and operating cash flows are affected by changes in market prices for mineral products. To mitigate a portion of this risk, TCM enters into certain mineral product sales contracts pursuant to which it sells future production at fixed prices. These fixed prices may be different than the quoted market prices at the date of sale. Substantially all of the fixed-priced forward molybdenum sales contracts in place at September 30, 2011 cover the period through December 31, 2011.

The following table sets forth TCM’s outstanding fixed-priced molybdenum sales contracts as of September 30, 2011:

September 30,
2011
Molybdenum committed (000’s lb)	207
Average price ($/lb)	$19.79

(c)           Forward Currency Contracts

TCM transacts business in various currencies in the normal course of its operations and for capital expenditures.  In addition, with all of its revenues denominated in U.S. dollars, TCM has on-going foreign exchange risk with respect to its Canadian operations.  To help mitigate this risk, TCM, from time to time, enters into various derivative instruments such as foreign currency forward contracts, options and collars. The terms of these instruments are typically less than one year.  TCM records its currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts.  As of September 30, 2011, TCM had open foreign currency contracts of C$50 million at exchange rates ranging from $0.99 to $1.00.  At December 31, 2010, TCM had no open forward currency contracts.

(d)                               Common Stock Warrant Derivatives

TCM accounts for its common stock warrants as derivative liabilities with the changes in fair value recorded to the consolidated statements of income.

The following table summarizes common share warrant transactions during the current period:

Number of Warrants
(000’s)
Balance, December 31, 2010	80,384
Warrants exercised	(32,305)
Warrants expired	(15,501)
Balance, September 30, 2011	32,578

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

In April 2011, TCM received approximately $17 million of proceeds from the exercise of approximately 27.8 million Terrane warrants and issued 1.4 million TCM shares as a result of these exercises.  A total of 15.5 million unexercised 2011 Terrane warrants assumed in the acquisition of Terrane expired on April 16, 2011.  As of September 30, 2011, there were approximately 8.1 million Terrane warrants outstanding that expire in June 2012.

For the nine months ended September 30, 2011, TCM recorded a non-cash increase to common stock of $2.3 million representing the fair value of warrants exercised on the date of such exercise.

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

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Fixed-priced contracts—current	0.5	—	—	0.5
	$0.5	$—	$—	$0.5
Liabilities:
Foreign currency contracts	$2.2	$—	$2.2	$—
Common stock warrant derivatives	3.9	3.9	—	—
	$6.1	$3.9	$2.2	$—

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Provisionally-priced sales	$0.1	$—	$0.1	$—
Fixed-priced contracts—current	1.7	—	—	1.7
	$1.8	$—	$0.1	$1.7
Liabilities:
Common stock warrant derivatives	$174.7	$174.7	$—	$—
	$174.7	$174.7	$—	$—

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

The following table sets forth a summary of the fair value of TCM’s Level 3 financial assets and liabilities for the nine months ended September 30, 2011:

Fixed-
Priced
Contracts
Balance at January 1, 2011	$1.7
Unrealized and realized (gain)	(1.2)
Balance at September 30, 2011	$0.5

As of September 30, 2011 and December 31, 2010, the carrying values of TCM’s $350 million 7.375% senior unsecured notes was higher than its fair value of approximately $307 million.  TCM determined the fair value of its senior unsecured notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.  The carrying value of TCM’s remaining financial assets and liabilities are not significantly different from their fair values.

The following table provides information related to the write-down of TCM’s inventory that was recorded using Level 3 inputs. TCM determines the market value of its product inventory using a market approach based upon published molybdenum market prices.

	As of
	September 30,	Fair Value Measurement Using			Total
Balance sheet classification	2011	Level 1	Level 2	Level 3	gain/(loss)
Product Inventory	$67.6	$—	$—	$67.6	$(18.6)

7. Debt

TCM’s total debt consists of the following:

	September 30,	December 31,
	2011	2010
Senior unsecured notes	$350.0	$—
Mining equipment loans	17.4	21.2
Other	0.6	0.8
Total debt	368.0	22.0
Less: Current portion	(5.6)	(5.4)
Total long-term debt	$362.4	$16.6

7.375% Senior Unsecured Notes

On May 20, 2011, TCM issued $350 million of 7.375% senior unsecured notes (the “Notes”).  The proceeds received in the offering were $339.9 million, which were net of financing fees of $10.1 million.  TCM expects to use the net proceeds from the Notes offering to fund the development of Mt. Milligan and for general working capital purposes.   The Notes are redeemable at TCM’s option, in whole or in part, at any time on or after June 1, 2014.  The Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year.   Interest is payable in cash semi-annually in arrears on June 1 and December 1, commencing on December 1, 2011.  For the three and nine months ended September 30, 2011, TCM capitalized $6.7 million and $9.8 million, respectively, of the interest incurred and amortization of debt issue costs associated with the Notes.

The Notes are guaranteed on a senior basis by substantially all of TCM’s subsidiaries.   The Notes include both standard financial and non-financial covenants, including, among others, limitations on incurring additional indebtedness, making restricted payments and allowing new liens.  As of September 30, 2011, TCM was in compliance with these covenants.  In connection with the issuance of the Notes, TCM, the guarantors and the initial purchasers entered into an agreement obligating TCM to file a registration statement with the SEC so that the holders of the Notes can exchange the Notes for registered notes and related guarantees evidencing the same indebtedness as the Notes.  This registration statement was filed with the SEC on November 1, 2011, and became effective on November 4, 2011.

Credit facility

As of September 30, 2011, TCM has in place a senior secured revolving credit agreement (the “Credit Agreement”).  On February 24, 2011, TCM entered into the First Amendment to the Credit Agreement, which increased the facility from $290 million to $300 million.  Subsequently on May 20, 2011 and concurrent with the offering of the Notes (more fully described above), TCM

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

entered into the Second Amendment to the Credit Agreement to, among other things, allow for the issuance of the Notes.  The obligations of TCM under of the Credit Agreement are secured by a senior lien on substantially all of the tangible and intangible assets of TCM, and substantially all of its subsidiaries.  The Credit Agreement includes both standard financial and non-financial covenants, including ratio tests for leverage and interest coverage as well as a liquidity test to be met at the time of any drawdown.  As of September 30, 2011, TCM was in compliance with the Credit Agreement’s financial covenants.

As of September 30, 2011, TCM had no outstanding borrowings under the Credit Agreement and had issued and outstanding $4.6 million in letters of credit under the Credit Agreement. Commitment fees for the three and nine months ended September 30, 2011 related to the Credit Agreement were $0.6 million and $1.7 million, respectively.  TCM amortized $0.6 million and $1.6 million of finance fees for the three and nine months ended September 30, 2011, respectively, related to the Credit Agreement.

Equipment financing facility

On March 30, 2011, TCM entered into an equipment financing facility (“Equipment Facility”) pursuant to which Caterpillar Financial Services Limited (“Caterpillar”) agreed to underwrite up to $132 million in mobile fleet equipment financing for the Mt. Milligan project.  Each borrowing under the Equipment Facility will be for a term of 60 months.  Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at TCM’s option.  TCM’s ability to borrow under the Equipment Facility terminates 33 months following its effective date (or such later date as may be agreed upon by Caterpillar), and any unused commitments under the Equipment Facility will then terminate and no longer be available to TCM.  At the end of each 60-month lease period, TCM has the option to purchase the underlying equipment for a nominal sum.  The Equipment Facility includes both standard financial and non-financial covenants, including ratio tests for leverage and interest coverage.  As of September 30, 2011, TCM had no outstanding borrowings under the Equipment Facility and was in compliance with its financial covenants.

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

In May 2010, the Stellat’en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and TCM alleging that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty to consult with the Stellat’en First Nation in relation to the impacts of the Endako Mine and the mill expansion.  The petitioners sought a declaration that the Provincial Crown has not fulfilled its duty to consult with them in relation to the mill expansion project at the Endako Mine, a declaration that the mining permits and/or tenures held by TCM are invalid, an order quashing or setting aside the decision to issue a permit amendment to TCM, and an injunction prohibiting further construction or alterations to the Endako Mine relating to the mill expansion project at the Endako Mine.  The government and TCM filed materials in response to the petition, and the matter was heard by the Supreme Court of British Columbia in a hearing that took place in late February and early March of 2011.  On August 5, 2011, the Court dismissed the petitioners’ claims in full.  On August 17, 2011, the Stellat’en First Nation filed a notice of appeal from that decision to the Court of Appeal of British Columbia.  The appeal, in which both TCM and the government will seek to have the decision of the Supreme Court of BC upheld, has not yet been set for hearing.

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

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

Molybdenum purchases

In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of September 30, 2011, TCM had commitments to purchase approximately 2.4 million pounds of molybdenum sulfide concentrate throughout the remainder of 2011, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

Capital purchase commitments

As of September 30, 2011, TCM had open purchase orders, contracts and capital purchase commitments of $336.3 million for engineering and equipment related to the development of Mt. Milligan, and $3.9 million related to the mill expansion at the Endako Mine.

Guarantees

As discussed in the 2010 Form 10-K, on December 9, 2009, TCM entered into a credit support agreement with British Columbia Hydro and Power Authority (“BC Hydro”) related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the Endako mill expansion project.  Subsequent to the commissioning of the new mill and subject to annual measurements of BC Hydro’s incremental revenues following the mill’s commissioning, some or all of this financial assurance may, thereafter, be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The amount of the guarantee as of September 30, 2011 was C$16.5 million. As part of the financial guarantee, TCM provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro.  The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility.  At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

As of September 30, 2011, a shortfall in Endako’s future electric power usage that would result in incremental payments to BC Hydro is not deemed to be probable.  As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

9.  Income and Mining Taxes

Income and mining taxes for the three months ended September 30, 2011 was a benefit of $5.6 million compared to an expense of $1.2 million in 2010.  The effective tax rates of (14.0%) and 3.7% for the three months ended September 30, 2011 and 2010, respectively, differ from the amounts that would result from applying the Canadian federal and provincial income tax rates primarily due to the US percentage depletion benefit and the non-taxable change in the fair value of common stock warrants.

Income and mining taxes for the nine months ended September 30, 2011 and 2010 were $21.0 million and $7.2 million, respectively. The effective tax rates for the nine months ended September 30, 2011 and 2010 were 6.7% and 4.3%, respectively.

The 2011 effective tax rate differs from the 2010 effective tax rate primarily due to the non-taxable change in the fair value of TCM’s common stock warrants, and a $10.7 million net refund in 2010 of certain state income taxes related to prior year tax returns.

10.  Stock-Based Compensation

On May 6, 2010, TCM’s shareholders approved the 2010 Long-Term Incentive Plan (“LTIP”) and the 2010 Employee Stock Purchase Plan (“ESPP”).  The LTIP allows TCM to grant stock options, share appreciation rights, restricted shares, restricted share units, performance share units, or shares as bonus compensation.  As of September 30, 2011, TCM has granted stock options, performance share units (“PSUs”) and restricted share units (“RSUs”) under the LTIP, as discussed below.

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

The following table summarizes stock option activity during the nine months ended September 30, 2011:

		Weighted-Average
	Shares (000’s)	Exercise Price (C$)
Stock options outstanding at January 1, 2011	5,200	$10.98
Granted	246	10.86
Exercised	(876)	8.07
Canceled/expired	(237)	14.97
Stock options outstanding at September 30, 2011	4,333	$11.41

For the three and nine months ended September 30, 2011, TCM recorded compensation expense related to stock options of $1.0 million and $3.6 million, respectively.

For the three and nine months ended September 30, 2010, TCM recorded compensation expense related to stock options of $1.3 million and $5.2 million, respectively.

b)            Performance Share Units

The following table summarizes the PSU activity during the nine months ended September 30, 2011:

		Weighted-Average
	Shares (000’s)	Award Price (US$)
Outstanding at January 1, 2011	230	$11.88
PSUs Granted	310	11.94
Outstanding at September 30, 2011	540	$11.91

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

PSUs granted are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant.  The Monte Carlo model is based on random projections of stock price paths.  For the three and nine months ended September 30, 2011, TCM recorded compensation expense related to the PSUs of $0.6 million and $1.3 million, respectively.  TCM recorded $0.4 million of expense related to the PSUs for the three and nine months ended September 30, 2010.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

c)                  Restricted Stock Units

The following table summarizes the RSU activity during the nine months ended September 30, 2011:

Shares (000’s)
Outstanding at January 1, 2011	209
RSUs granted	200
RSUs vested and common shares issued	(70)
Canceled/expired	(14)
Outstanding at September 30, 2011	325

TCM accounts for RSUs at fair value, which is based on the market value of TCM’s common shares on the day of grant and recognized over the vesting period of three years.  Upon vesting, TCM will issue the requisite shares.  TCM recorded $0.3 million and $0.8 million of compensation expense related to its RSUs for the three and nine months ended September 30, 2011, respectively.  TCM recorded compensation expense of $0.2 million related to its RSUs for each of the three and nine months ended September 30, 2010.

11. Net Income per Share

The following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net income per share for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$45.6	$31.1	$291.3	$158.7
Basic weighted-average number of shares outstanding	167.9	139.8	166.9	139.7
Effect of dilutive securities
Common stock warrants	0.4	2.1	7.1	5.6
Share based awards	0.2	1.0	0.9	1.2
Diluted weighted-average number of shares outstanding	168.5	142.9	174.9	146.5
Net income per share
Basic	$0.27	$0.22	$1.75	$1.14
Diluted	$0.27	$0.22	$1.67	$1.08

For the three and nine months ended September 30, 2011, approximately 3.0 million and 2.5 million of stock options, respectively, were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM’s common stock for the period.  In addition, 0.5 million of PSUs were excluded from the computation of diluted weighted-average shares as the award price exceeded the closing price of TCM’s common stock as of September 30, 2011.

For the three and nine months ended September 30, 2010, approximately 2.8 million stock options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM’s common stock for the period.  In addition, 0.2 million PSUs were excluded from the computation of diluted weighted-average shares as the award price exceeded the closing price of TCM’s common stock as of September 30, 2010.

12. Related Party Transactions

Total sales by TCM to its Endako Mine joint venture partner were $42.5 million and $145.5 million for the three and nine months ended September 30, 2011, respectively. This represented 27% and 26% of TCM’s total revenues for the three and nine months ended September 30, 2011, respectively.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

Total sales to TCM’s Endako Mine joint venture partner were $44.9 million and $126.7 million for the three and nine months ended September 30, 2010, respectively. This represented 28% and 29% of TCM’s total revenues for the three and nine months ended September 30, 2010, respectively.

For the three and nine months ended September 30, 2011, TCM recorded management fee income of $0.1 million and $0.3 million, respectively, and selling and marketing expenses of $0.2 million and $0.6 million, respectively, from this joint venture partner.

For the three and nine months ended September 30, 2010, TCM recorded management fee income of $0.1 million and $0.3 million, respectively, and selling and marketing expenses of $0.1 million and $0.6 million, respectively, from this joint venture partner.

As of September 30, 2011 and December 31, 2010, TCM’s related accounts receivable owing from this joint venture partner were $10.4 million and $10.0 million, respectively.

13. Supplementary Cash Flow Information

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Change in working capital accounts:
Accounts receivable	$9.0	$(13.2)	$(22.2)	$(30.5)
Product inventory	(26.1)	7.5	(41.3)	(22.2)
Material and supplies inventory	(2.5)	0.7	(5.0)	1.7
Prepaid expense and other current assets	1.3	(0.3)	4.8	2.8
Income tax receivable	4.8	(0.6)	11.5	(1.8)
Accounts payable and accrued liabilities	16.2	(2.5)	24.7	4.6
Income and mining taxes payable	(0.1)	(3.8)	(0.2)	(3.6)
	$2.6	$(12.2)	$(27.7)	$(49.0)
Cash interest paid	$0.2	$0.4	$0.6	$0.7
Cash income taxes paid	$(1.8)	$0.4	$23.7	$10.6
Change in capital expenditure accrual	$19.8	$6.3	$63.0	$22.3

14. Concentration of Credit Risk

TCM is exposed to counterparty risk from its cash and cash equivalent balances, its short-term cash investments, and its reclamation deposits held by financial institutions and governmental entities. TCM monitors its positions with, and the credit quality of, the financial institutions and companies in which it invests its cash, cash equivalents and short-term investments, and that hold its reclamation deposits. The counterparties to cash balances, investments and its reclamation deposits are US and Canadian institutions and the US and Canadian governments other than balances maintained in various bank operating accounts. TCM’s investment policy limits investments to government-backed financial instruments, commercial paper and other investments meeting certain guidelines.

TCM manages its credit risk from its accounts receivable through its collection activities. As of September 30, 2011, TCM had 5 customers which owed TCM more than $3.0 million and accounted for approximately 35% of all receivables outstanding. Another 12 customers had balances greater than $1.0 million but less than $3.0 million that accounted for approximately 20% of total receivables.  All of these customers were compliant with credit terms and scheduled payment dates.

TCM’s maximum counterparty and credit risk exposure is the carrying value of its cash and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and fixed rate debt approximate fair value as of September 30, 2011.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

15. Segment Information

TCM has three reportable segments: US Operations Molybdenum, Canadian Operations Molybdenum, and Copper-Gold (Development). The US Operations Molybdenum segment includes all mining, milling, mine site administration, and roasting and sale of molybdenum products from the TC Mine and the Langeloth Facility, as well as all roasting and sales of third-party purchased material. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, and roasting and sale of molybdenum products from the 75% owned Endako Mine. The Copper-Gold (Development) segment includes all development expenditures and development site administration from Mt. Milligan. The Inter-segment represents the elimination of management fee income, and revenue and cost of sales of product transported from the Canadian Operations to the US Operations for processing. TCM’s chief operating decision makers (Chief Executive Officer and Chief Operating Officer) evaluate segment performance based on segment revenue less costs and expenses. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration, and interest income and expense items to its reporting segments, unless such expenditures are directly related to segment operations.  Segment information for the three and nine months ended as of September 30, 2011 and 2010 is as follows:

For the three months ended September 30, 2011:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$125.8	$24.6	$—	$—	$150.4
Tolling, calcining and other	4.4	0.3	—	(0.3)	4.4
	130.2	24.9	—	(0.3)	154.8
Cost and expenses
Operating expenses	85.7	15.2	—	(0.3)	100.6
Selling and marketing	1.3	0.8	—	(0.3)	1.8
Depreciation, depletion and amortization	8.1	9.4	—	—	17.5
Accretion expense	0.4	0.1	—	—	0.5
	95.5	25.5	—	(0.6)	120.4
Segment revenue less costs and expenses	34.7	(0.6)	—	0.3	34.4
Other segment expenses
Loss (gain) on foreign exchange	1.6	2.2	10.4	—	14.2
Segment income (loss) before income and mining taxes	$33.1	$(2.8)	$(10.4)	$0.3	$20.2

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

For the three months ended September 30, 2010:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$130.5	$27.2	$—	$(0.6)	$157.1
Tolling, calcining and other	4.7	—	—	—	4.7
	135.2	27.2	—	(0.6)	161.8
Cost and expenses
Operating expenses	73.3	17.3	—	(0.8)	89.8
Selling and marketing	1.8	0.8	—	(0.3)	2.3
Depreciation, depletion and amortization	6.8	5.3	—	—	12.1
Accretion expense	0.4	—	—	—	0.4
	82.3	23.4	—	(1.1)	104.6
Segment revenue less costs and expenses	52.9	3.8	—	0.5	57.2
Other segment expenses
Loss (gain) on foreign exchange	—	(2.4)	—	—	(2.4)
Segment income (loss) before income and mining taxes	$52.9	$6.2	$—	$0.5	$59.6

For the nine months ended September 30, 2011:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$456.1	$82.9	$—	$—	$539.0
Tolling, calcining and other	13.4	0.4	—	(0.4)	13.4
	469.5	83.3	—	(0.4)	552.4
Cost and expenses
Operating expenses	229.1	61.6	—	(0.4)	290.3
Selling and marketing	5.3	2.5	—	(1.1)	6.7
Depreciation, depletion and amortization	27.8	24.9	—	—	52.7
Accretion expense	1.1	0.3	—	—	1.4
	263.3	89.3	—	(1.5)	351.1
Segment revenue less costs and expenses	206.2	(6.0)	—	1.1	201.3
Other segment expenses
Loss (gain) on foreign exchange	1.6	3.5	7.1	—	12.2
Segment income (loss) before income and mining taxes	$204.6	$(9.5)	$(7.1)	$1.1	$189.1

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

For the nine months ended September 30, 2010:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$345.0	$89.0	$—	$(7.4)	$426.6
Tolling, calcining and other	11.4	0.1	—	(0.1)	11.4
	356.4	89.1	—	(7.5)	438.0
Cost and expenses
Operating expenses	197.1	50.1	—	(7.3)	239.9
Selling and marketing	4.1	2.7	—	(1.2)	5.6
Depreciation, depletion and amortization	19.6	15.4	—	—	35.0
Accretion expense	1.0	0.2	—	—	1.2
	221.8	68.4	—	(8.5)	281.7
Segment revenue less costs and expenses	134.6	20.7	—	1.0	156.3
Other segment expenses
Loss (gain) on foreign exchange	—	(4.1)	—	—	(4.1)
Segment income before income and mining taxes	$134.6	$24.8	$—	$1.0	$160.4

Reconciliation of segment income to net income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Segment income	$20.2	$59.6	$189.1	$160.4
Other (income) expense
Change in fair value of common stock warrants	(42.0)	20.5	(168.4)	(29.8)
General and administrative	7.3	4.5	21.6	17.6
Acquisition costs	—	3.2	—	4.3
Exploration	4.3	3.3	11.1	6.8
Interest (income) expense, net	1.2	(0.1)	2.9	(0.4)
Loss (gain) on foreign exchange	9.7	(4.3)	9.6	(3.9)
Corporate depreciation	0.4	0.6	1.2	0.6
Other	(0.7)	(0.4)	(1.2)	(0.7)
Income before income and mining taxes	40.0	32.3	312.3	165.9
Income and mining taxes	(5.6)	1.2	21.0	7.2
Net income	$45.6	$31.1	$291.3	$158.7

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, is as follows:

	US	Canadian
	Operations	Operations	Copper-Gold
As of September 30, 2011	Molybdenum	Molybdenum	(Development)	Corporate	Total
Capital expenditures	$24.0	$190.2	$264.9	$3.4	$482.5
Capital assets	$286.3	$630.2	$1,175.3	$7.1	$2,098.9
Goodwill	$47.0	$—	$—	$—	$47.0
Assets	$664.9	$741.7	$1,234.0	$173.4	$2,814.0
Liabilities	$116.5	$137.7	$477.3	$384.1	$1,115.6

	US	Canadian
	Operations	Operations	Copper-Gold
As of September 30, 2010	Molybdenum	Molybdenum	(Development)	Corporate	Total
Capital expenditures	$47.5	$96.4	$—	$3.4	$147.3
Capital assets	$284.4	$443.7	$—	$7.3	$735.4
Goodwill	$47.0	$—	$—	$—	$47.0
Assets	$548.4	$605.5	$—	$350.9	$1,504.8
Liabilities	$105.6	$123.7	$—	$120.3	$349.6

16.  Guarantor Financial Information

TCM has not presented separate combined financial statements of subsidiary guarantors that guarantee its Notes, because (1) each of the subsidiary guarantors is wholly owned by TCM, (2) the guarantees are full and unconditional, (3) the guarantees are joint and several, and (4) TCM has no independent assets and operations, and all subsidiaries of TCM other than the subsidiary guarantors are minor.

17.  Subsequent Events

On October 24, 2011, 24.5 million warrants with an exercise price of C$9.00 expired unexercised.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis (“MD&A”) of consolidated financial condition and results of operations was prepared as of November 7, 2011.  In the MD&A, “TCM” refers to Thompson Creek Metals Company Inc. and its consolidated subsidiaries. You should read this discussion in conjunction with TCM’s interim financial statements and the notes thereto included in Item 1 herein.  Additionally, the following discussion should be read in conjunction with the consolidated financial statements, the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the discussion of “Risk Factors” and the discussion of TCM’s “Business and Properties” in the 2010 Form 10-K.

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

Forward-looking Statements

Certain statements in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and applicable Canadian securities legislation.  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Our forward looking statements include, without limitation: estimates of future capital expenditures and other cash needs for operations, including with respect to the Endako mill expansion and the development of Mt. Milligan, and expectations as to the funding thereof; statements as  to the projected development of the Endako mill expansion, Mt. Milligan and other projects, including expected production commencement dates; statements regarding future earnings, and the sensitivity of earnings to molybdenum prices; estimates of future production costs and other expenses for specific operations and on a consolidated basis; estimates of future mineral production and sales for specific operations and on a consolidated basis; estimates of mineral reserves and resources, including estimated mine life and annual production; statements with respect to the future financial or operating performance of TCM or its subsidiaries and its projects; and statements with respect to the costs and timing of future exploration projects and the development of new deposits including the Berg property and the Davidson property.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements.  Important factors that could cause actual results and events to differ from those described in such forward-looking statements can be found in the section entitled ‘‘Risk Factors’’ in the 2010 Form 10-K, TCM’s Quarterly Reports on Form 10-Q for, and other documents filed on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.  Although we have attempted to identify those factors that could cause actual results or events to differ from those described in such forward-looking statements, there may be other factors that cause results or events to differ from those anticipated, estimated or intended.  Many of these factors are beyond TCM’s ability to control or predict.  Given these uncertainties, the reader is cautioned not to place undue reliance on our forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Highlights Third Quarter 2011

•                  Net income for the third quarter of 2011 was $45.6 million, or $0.27 per share, which included a non-cash unrealized gain on common share purchase warrants of $42.0 million, or $0.25 per share.  Net income for the third quarter of 2010 was $31.1 million, or $0.22 per share, which included a non-cash unrealized loss on common stock purchase warrants of $20.5 million, or $0.14 per share.

•                  Losses on foreign exchange for the third quarter of 2011 were $23.9 million, or $0.14 per share, which included a non-cash unrealized foreign exchange loss of $20.5 million, or $0.12 per share.  The foreign exchange loss was the result of the strengthening of the US$ against the C$. This compares to a foreign exchange gain of $6.7 million, or $0.05 per share, for the third quarter of 2010.

•                  Non-GAAP adjusted net income for the third quarter of 2011 (excluding the non-cash unrealized gain on the warrants) was $3.6 million, or $0.02 per share, compared to $51.6 million, or $0.36 per share, for the third quarter of 2010 (excluding the non-cash unrealized loss on the warrants).  See “Non-GAAP Financial Measures” below for the definition and reconciliation of adjusted net income.  Non-cash unrealized gains and losses on common stock purchase warrants result from a requirement under US GAAP to account for TCM’s outstanding common stock purchase warrants as derivatives, with changes in the fair market value recorded in net income.

•                  Consolidated revenues for the third quarter of 2011 were $154.8 million, or a decrease of approximately 4.3% from $161.8 million in the third quarter of 2010 primarily as a result of a decrease in molybdenum pounds sold.  Sales volumes in the third quarter of 2011 decreased 6% over the third quarter of 2010.  The decrease in pounds sold was partially offset by a higher average realized molybdenum sales price for the third quarter of 2011 of $15.64 per pound, up approximately 2% from $15.30 per pound for the third quarter of 2010.

•                  Mined molybdenum production in the third quarter of 2011 was 3.7 million pounds, down 54% from 8.0 million pounds in the third quarter of 2010 primarily due to lower production from TC Mine as a result of higher waste removal activities associated with the mine pit sequencing and lower production from Endako Mine due to lower ore grade.

•                  Non-GAAP average cash cost per pound produced for the third quarter of 2011 was $15.62 per pound, compared to $6.24 per pound for the third quarter of 2010.  The cash costs include stripping costs of $19.9 million, or $5.39 per pound, for the 2011 quarter compared to $5.7 million, or $0.72 per pound, for the 2010 quarter.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of cash cost per pound produced.

•                  Operating cash flow for the third quarter of 2011 of $51.4 million was down 14% compared to $59.0 million in the third quarter of 2010.

•                  Capital costs incurred for the first nine months of 2011 were $555.3 million, comprised of $341.1 million for the development of Mt. Milligan, $171.1 million of capital costs for the mill expansion project at the Endako Mine (which represents TCM’s 75% share), and $43.1 million of other capital costs for the Endako and TC Mines, the Langeloth Facility and corporate combined.  The capital costs for the first nine months of 2011 included an increase in amounts accrued of $63.0 million and accrued capitalized interest of $9.8 million at September 30, 2011; therefore, cash used for capital expenditures for the first nine months of 2011 was $482.5 million.

•                  Total cash and cash equivalents at September 30, 2011 were $365.4 million, compared to $316.0 million at December 31, 2010.

•                  Total debt as of September 30, 2011 was $368.0 million compared to $22.0 million as of December 31, 2010.  On May 20, 2011, TCM closed a $350 million issuance of 7.375% senior unsecured notes, with proceeds received, net of finance fees, of $339.9 million.

Outlook

During the third quarter of 2011, the average Platts Metals Week published price for molybdenum oxide was $14.62 per pound, compared to $14.98 per pound in the third quarter of 2010 and $16.71 per pound in the second quarter of 2011. Since the third quarter of 2011, the monthly average price for molybdenum oxide, as published in Platts Metals Week, has declined, with the monthly average Platts Metals Week published price for October 2011 equaling $13.39 per pound.  Any significant weakness in demand for molybdenum or significant reduction in molybdenum prices may have a material adverse effect on TCM’s operating results and financial condition.

The full year 2011 production and cash costs for TC Mine remain in line with previous guidance for 2011. As planned, TCM expects that the TC Mine will continue to have lower production and higher cash cost per pound produced in the fourth quarter of 2011 primarily due to the TC Mine pit sequencing and significantly lower-grade production.  TCM expects the 2011 fourth quarter production and cash cost per pound produced from TC Mine to improve from the third quarter, but due to the lower-grade ore and the continuation of waste material stripping, TCM expects production to be lower and cash cost per pound higher than the first two quarters of 2011.  TCM expects these factors to increase operating expenses in the fourth quarter of 2011 and, as a result, to have an adverse effect on net income for the fourth quarter.

Full year 2011 production and cash costs for the Endako Mine remain in line with previously announced guidance. As planned, TCM expects that, similiar to the third quarter of 2011, the Endako Mine will continue to have slightly higher production and lower cash cost per pound produced in the fourth quarter of 2011 compared to the first two quarters of 2011.

As previously announced, due primarily to delays in material deliveries, delays in final project engineering and weather related issues, TCM expects the total capital cost for the Endako mill expansion project to be approximately 15% higher than the previous estimate of C$550 million (100% basis).  As a result of such delays, the new mill is now expected to start up in the first quarter of 2012.  TCM expects the existing mill at Endako to continue to be fully operational until the start-up of the new mill.  Approximately C$527 million (100% basis) has been spent on the project since its inception through September 30, 2011.  TCM’s joint venture partner in the Endako mine, Sojitz Moly Resources, Inc. (“Sojitz”), has indicated to TCM that it will fund a maximum of 25% of C$548 million (C$137 million) for the mill expansion project.   TCM believes that Sojitz is either obligated to fund 25% of the total capital cost of the project, or suffer dilution of its percentage ownership interest in the mine.  TCM and Sojitz are in ongoing discussions to resolve this issue.

As noted previously, TCM terminated its option agreement in April 2011 with U.S. Energy Corp. to acquire an interest in the Mount Emmons molybdenum property located in Gunnison County, Colorado.  TCM made the strategic decision to terminate the Mount Emmons project and focus its efforts and resources on the Berg copper-molybdenum-silver property located in British Columbia.  TCM has redirected the pre-feasibility funding previously budgeted for Mount Emmons to Berg for an advanced scoping study, which is expected to be completed in the first half of 2012.

On October 24, 2011, TCM’s warrants expired unexercised as the stock price was below the C$9.00 exercise price.  As a result, from October 24, 2011 onward there will not be any non-cash unrealized gains and losses on TCM’s common stock purchase warrants that expired on such date in the income statement.  The 2012 Terrane warrants remain outstanding and TCM will continue to record unrealized gains and losses on those warrants until such warrants are exercised or expire.

At September 30, 2011, TCM had working capital of $407.6 million, including $365.4 million of cash, cash equivalents and short-term investments, $93.7 million of receivables, and $5.6 million of current debt primarily related to mining equipment financings.  TCM intends to fund the remaining mill expansion costs at the Endako Mine and the Mt. Milligan development costs from a combination of cash on hand, cash flow from operations, funds from various financing facilities, the remaining proceeds from the gold stream transaction with Royal Gold and other financing options currently being pursued.

Selected Consolidated Financial and Operational Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions except per share and per pound amounts)	2011	2010	2011	2010
	(unaudited)
Financial
Revenues
Molybdenum sales	$150.4	$157.1	$539.0	$426.6
Tolling, calcining and other	4.4	4.7	13.4	11.4
	154.8	161.8	552.4	438.0
Costs and expenses
Operating expenses	100.6	89.8	290.3	239.9
Depreciation, depletion and amortization	17.9	12.7	53.9	35.6
Total cost of sales	118.5	102.5	344.2	275.5
Selling and marketing	1.8	2.3	6.7	5.6
Accretion expense	0.5	0.4	1.4	1.2
General and administrative	7.3	4.5	21.6	17.6
Acquisition costs	—	3.2	—	4.3
Exploration	4.3	3.3	11.1	6.8
Total costs and expenses	132.4	116.2	385.0	311.0
Operating income	22.4	45.6	167.4	127.0
Other (income) and expense	(17.6)	13.3	(144.9)	(38.9)
Income before income and mining taxes	40.0	32.3	312.3	165.9
Income and mining taxes	(5.6)	1.2	21.0	7.2
Net income	$45.6	$31.1	$291.3	$158.7
Net income per share
Basic	$0.27	$0.22	$1.75	$1.14
Diluted	$0.27	$0.22	$1.67	$1.08
Cash generated by operating activities	$51.4	$59.0	$181.6	$125.8
Adjusted non-GAAP Measures:(1)
Adjusted net income (1)	$3.6	$51.6	$122.9	$128.9
Adjusted net income per share - basic(1)	$0.02	$0.37	$0.74	$0.92
Adjusted net income per share - diluted(1)	$0.02	$0.36	$0.70	$0.88
Operational Statistics
Mined molybdenum production (000’s lb)(2)	3,696	7,958	24,035	23,261
Cash cost ($/lb produced)(3)	$15.62	$6.24	$7.09	$6.17
Molybdenum sold (000’s lb):
TC Mine and Endako Mine product	7,426	7,750	26,438	21,498
Purchased and processed product	2,191	2,513	5,595	5,959
	9,617	10,263	32,033	27,457
Average realized sales price ($/lb)(1)	$15.64	$15.30	$16.83	$15.54

(1)   See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)   Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide (“HPM”) from TCM’s share of production from the mines; excludes molybdenum processed from purchased product.

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

	As of September 30, 2011	As of December 31, 2010
Cash and cash equivalents	$365.4	$316.0
Total assets	$2,814.0	$2,317.7
Total debt	$368.0	$22.0
Total liabilities	$1,115.6	$887.8
Shareholders’ equity	$1,698.4	$1,429.9
Shares outstanding (000’s)	167,889	165,190

Summary of Quarterly Results

(US$ in millions except per share and per pound amounts — unaudited)

	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31
	2011	2011	2011	2010	2010	2010	2010	2009
Financial
Revenues	$154.8	$190.9	$206.7	$156.8	$161.8	$148.4	$127.8	$106.2
Operating income (loss)	$22.4	$69.1	$75.9	$47.4	$45.6	$50.3	$31.1	$15.8
Net income (loss)	$45.6	$116.8	$128.9	$(45.0)	$31.1	$126.5	$1.1	$26.0
Income (loss) per share:
- basic	$0.27	$0.70	$0.78	$(0.28)	$0.22	$0.90	$0.01	$0.19
- diluted	$0.27	$0.68	$0.73	$(0.28)	$0.22	$0.87	$0.01	$0.18
Cash generated by operating activities	$51.4	$53.6	$76.6	$31.6	$59.0	$41.2	$25.6	$38.2
Adjusted non-GAAP Measures(1)
Adjusted net income (loss)(1)	$3.6	$56.4	$62.9	$34.4	$51.6	$51.7	$25.6	$20.4
Adjusted net income (loss) per share(1)
- basic(1)	$0.02	$0.34	$0.38	$0.22	$0.37	$0.37	$0.18	$0.15
- diluted(1)	$0.02	$0.33	$0.36	$0.20	$0.36	$0.36	$0.17	$0.14
Operational Statistics
Mined molybdenum production (000’s lb)	3,696	10,010	10,329	9,316	7,958	7,034	8,269	6,268
Cash cost ($/lb produced)(1)	$15.62	$5.74	$5.37	$5.81	$6.24	$7.06	$5.36	$6.61
Molybdenum sold (000’s lb):
TC Mine and Endako Mine product	7,426	8,952	10,060	7,574	7,750	7,013	6,735	6,889
Purchased and processed product	2,191	1,824	1,580	1,896	2,513	1,626	1,820	1,464
	9,617	10,776	11,640	9,470	10,263	8,639	8,555	8,353

Average realized sales price ($/lb)(1)	$15.64	$17.28	$17.39	$16.05	$15.30	$16.84	$14.50	$12.37

(1) See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

Financial Review

Three Months Ended September 30, 2011 (Unaudited)

Net Income

Net income for the third quarter of 2011 was $45.6 million, or $0.27 per share, compared to $31.1 million, or $0.22 per share, for the third quarter of 2010.  Net income for the third quarter of 2011 included a non-cash unrealized gain on common stock purchase warrants of $42.0 million ($0.25 per share).  Net income for the third quarter of 2010 included a non-cash unrealized loss on common stock purchase warrants of $20.5 million ($0.14 per share).  The non-cash unrealized gain and loss on common stock purchase warrants for the third quarters of 2011 and 2010, respectively, were the result of a requirement under US GAAP to account for TCM’s outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income.  Non-GAAP adjusted net income for the third quarter of 2011 (excluding the non-cash unrealized gain on the warrants) was $3.6 million ($0.02 per share).  Non-GAAP adjusted net income for the third quarter of 2010 (excluding the non-cash unrealized loss on the warrants) was $51.6 million ($0.36 per share). The decrease in non-GAAP adjusted net income for the third quarter of 2011 compared to the third quarter of 2010 was primarily the result of lower molybdenum sales volumes, resulting primarily from lower production from TC Mine and foreign exchange losses attributable to the strengthening of the US$ against the C$.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of adjusted net income.

Revenues

Revenues were $154.8 million in the third quarter of 2011, down 4.3% compared to the third quarter of 2010.  The decrease in revenues was primarily the result of lower sales volumes somewhat offset by higher average realized sales prices.  TCM sold 9.6 million pounds of molybdenum, which was 0.6 million pounds less than the corresponding period in the prior year.  The decreased sales volume was primarily the result of lower mined production from TC Mine in the current quarter compared to the third quarter of 2010.

The average realized molybdenum sales price in the current quarter was $15.64 per pound, which was $0.34 per pound higher compared to the same quarter in 2010.

Operating Expenses

Operating expenses for the third quarter of 2011 were $100.6 million, which was up 12.0% from the same quarter in 2010.  As of September 30, 2011, the carrying value of TCM’s inventory exceeded the market value, which resulted in inventory write-downs included in operating expenses of $12.9 million, of which $11.5 million related to TC Mine inventory and $1.4 million related to Endako Mine inventory.  There were no inventory write-downs in the same quarter in 2010.  The TC Mine inventory write-down in the 2011 third quarter was primarily due to the TC Mine pit sequencing which resulted in increased expenses related to waste removal activities.

The non-GAAP financial measure of cash cost per pound produced from TCM’s mines was $15.62 per pound in the third quarter of 2011 compared to $6.24 per pound for the same quarter in 2010.  Cash cost per pound produced was higher in the 2011 third quarter compared to the same quarter in 2010 mainly due to lower production as a result of higher waste removal activities and significantly lower ore grade at TC Mine and lower ore grade at the Endako mine.  The cash cost per pound produced included waste removal costs for the 2011 third quarter of $19.9 million, or $5.39 per pound, compared to $5.7 million, or $0.72 per pound, for the 2010 third quarter. The current quarter cash cost per pound was also impacted by unfavorable foreign exchange rates converting C$ costs to US$. The exchange rate averaged US$1.00 = C$0.97 for the third quarter of 2011 compared to an average rate of US$1.00 = C$1.04 for the same period in 2010.  See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased to $17.9 million in the third quarter of  2011 from $12.7 million in the third quarter of 2010.  This increase was primarily due to a draw down of inventory from TCM’s mines in the third quarter of 2011 compared to a buildup of inventory in the third quarter of 2010, as product inventory costs include depreciation, depletion and amortization.  In addition, there has been an increase in depreciation as a result of new mining equipment placed into service since September 30, 2010.

General and Administrative Expense

General and administrative expense for the third quarter of 2011 was $7.3 million, which increased $2.8 million compared to the third quarter of 2010. General and administrative expense for the third quarters of 2011 and 2010 included $1.4 million and $1.0 million, respectively, of stock-based compensation expense.  General and administrative expenses increased primarily as a result of higher compensation costs associated with additional employees hired during the last year due to TCM’s growth activities.

Exploration Expense

Exploration expense for the third quarter of 2011 was $4.3 million compared to $3.3 million for the third quarter of 2010.

The current quarter expenses primarily consisted of $2.8 million for the Berg property and $1.8 million for TC Mine. The 2010 exploration expense consisted primarily of $1.4 million under the now terminated option agreement for the Mount Emmons Project and $1.1 million at TC Mine.

TCM expects to focus its future exploration efforts and resources on exploration activities at its operating mines and the Berg exploration property (copper-molybdenum-silver) that was acquired in the Terrane acquisition.

Foreign Exchange Gains and Losses

Foreign exchange losses during the third quarter of 2011 were $23.9 million compared to a gain of $6.7 million in the third quarter of 2010.  During the third quarter of 2011, the US$ strengthened against the C$, which resulted in an unrealized foreign exchange loss of $18.2 million on intercompany notes that are denominated in a different currency than their measurement currency, and an unrealized foreign exchange loss of $2.3 million on foreign currency derivative instruments.  TCM also had foreign exchange losses on C$ cash balances that have the US$ as their measurement currency, and on US$ payables and receivables that have the C$ as their measurement currency.

During the third quarter of 2010, TCM’s Canadian operations repaid an intercompany note due to the pending Terrane acquisition which resulted in a foreign exchange gain of $4.6 million during the 2010 quarter.

Income and Mining Tax Expense

For the third quarter of 2011, TCM’s net tax expense was a benefit of $5.6 million compared to a net tax expense of $1.2 million for the third quarter of 2010. The effective tax rates for the third quarter of 2011 and 2010 were primarily impacted by the non-cash unrealized gain and loss, respectively, on common stock warrants, which did not generate any income tax expense or benefit.   In addition, the tax benefit in the 2011 third quarter was impacted by tax depletion that is in excess of the pro-rata net income earned during the quarter.

The third quarter 2010 tax expense was impacted by a reduction in the alternative minimum tax credit and the respective valuation allowance related to a 2010 tax election of development costs.

Nine Months Ended September 30, 2011 (Unaudited)

Net Income

Net income for the nine months ended September 30, 2011 was $291.3 million, or $1.67 per share, compared to $158.7 million, or $1.08 per share, for the nine months ended September 30, 2010.  Net income for nine months ended September 30, 2011 included a non-cash unrealized gain on common stock purchase warrants of $168.4 million ($0.96 per share).  Net income for the same period in 2010 included a non-cash unrealized gain on common stock purchase warrants of $29.8 million ($0.20 per share).  The non-cash unrealized gains on common stock purchase warrants for the nine months ended September 30, 2011 and 2010 were the result of a requirement under US GAAP to account for TCM’s outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income.  Non-GAAP adjusted net income for the first nine months of 2011 (excluding the non-cash unrealized gain on the warrants) was $122.9 million ($0.70 per share).  Non-GAAP adjusted net income for the first nine months of 2010 (excluding the non-cash unrealized gain on the warrants) was $128.9 million ($0.88 per share). The decrease in non-GAAP adjusted net income for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily the result of higher costs related to waste removal activities at TC Mine together with foreign exchange losses due to the strengthening of the US$ against the C$, which were partially offset by higher sales volumes and higher average realized sales prices.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of adjusted net income.

Revenues

Revenues for the nine months ended September 30, 2011 of $552.4 million were up 26.1% from 2010.  The increase in revenues was primarily the result of higher sales volumes and higher average realized sales prices.  TCM sold 32.0 million pounds of molybdenum during the first nine months of 2011, which was 4.6 million pounds more than the corresponding period in the prior year.  The average realized molybdenum sales price during the first nine months of 2011 was $16.83 per pound, which was $1.29 per pound higher compared to the same period in 2010.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 were $290.3 million, which was an increase of 21.0% compared to the same period in 2010.  As of September 30, 2011, the carrying value of TCM’s inventory exceeded the market value, which resulted in inventory write-downs included in operating expenses of $18.6 million, of which $11.5 million related to TC Mine inventory and $7.1 million related to the Endako Mine inventory.  There were no inventory write-downs in the same period in 2010.  The TC Mine inventory write-down in the 2011 period was primarily due to the TC Mine pit sequencing which resulted in increased expenses related to waste removal activities.

The non-GAAP financial measure of cash cost per pound produced from TCM’s mines was $7.09 per pound in the first nine months of 2011 compared to $6.17 per pound for the same period in 2010.  Cash cost per pound produced at the TC Mine was higher for the nine months ended September 30, 2011 compared to the same period in 2010 mainly due to higher waste removal costs related to pit sequencing and the necessary removal of overburden waste in the 2011 third quarter, offset by higher production as a result of higher ore grade during the first half of 2011. For the first nine months of 2011, cash cost per pound produced included stripping costs of $43.8 million, or $1.80 per pound, compared to $18.3 million, or $0.79 per pound, for the first nine months of 2010. The cash cost per pound for the nine months ended September 30, 2011 was further impacted by an increase in the cash cost per pound produced at the Endako Mine resulting from higher mining and milling costs primarily due to repairs and maintenance activities related to adverse weather conditions and higher ore haulage costs due to the in-pit crushing and conveyor system being down for the first quarter of 2011 and lower production due to lower ore grade and lower recovery rates.  Operating expenses at the Endako Mine were also impacted by unfavorable foreign exchange rates converting C$ costs to US$. The exchange rate averaged US$1.00 = C$0.98 for the nine months ended September 30, 2011 compared to an average rate of US$1.00 = C$1.04 for the same period in 2010.  See “Non-GAAP Financial Measures” below for the calculation and reconciliation of cash cost per pound produced.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense for the nine months ended September 30, 2011 increased to $53.9 million from $35.6 million in the same period of 2010.  This increase was primarily due to higher molybdenum pounds sold from TCM’s mines, a drawdown of inventory for the nine months ended September 30, 2011 compared to the same period of 2010, as well as the depreciation of new mining equipment placed into service since September 30, 2010.  Product inventory costs include depreciation, depletion and amortization.

General and Administrative Expense

General and administrative expense of $21.6 million for the nine months ended September 30, 2011 increased $4.0 million compared to the third quarter of 2010. General and administrative expense for the nine months ended September 30, 2011 and 2010 included $3.9 million and $3.2 million, respectively, of stock-based compensation expense.  The increase in general and administrative expenses was primarily the result of higher compensation costs associated with additional employees hired during the last year due to TCM’s growth activities.

Exploration Expense

Exploration expense for the nine months ended September 30, 2011 was $11.1 million compared to $6.8 million for the same period in 2010.  The 2011 expenses included $3.4 million for the Berg property, $2.8 million of expenditures under the option agreement relating to the Mount Emmons project, $2.1 million at the TC Mine, $1.3 million at the Endako Mine (reflecting TCM’s 75% share), $1.0 million at Mt. Milligan, and $0.5 million for property payments on the Davidson property.  The 2010 exploration expenses included $3.7 million under the now terminated Option Agreement for the Mount Emmons Project, $1.1 million at TC Mine, and $1.0 million at the Endako Mine (reflecting TCM’s 75% share).

On April 21, 2011, TCM terminated its option agreement with U.S. Energy Corp. to acquire an interest in the Mount Emmons molybdenum project located in Gunnison County, Colorado.  Upon termination, TCM released approximately $0.4 million held in escrow to U.S. Energy Corp. related to minimum amounts in prior years that were required to be spent under the Option Agreement.

TCM expects to focus its future exploration efforts and resources on exploration activities at its operating mines and the Berg property.

Foreign Exchange Gains and Losses

Foreign exchange gains and losses for the nine months ended September 30, 2010 included a foreign exchange loss of $21.8 million compared to a foreign exchange gain of $8.0 million for the same period in 2010.  During the first nine months of 2011, the US$ strengthened against the C$, which resulted in an unrealized foreign exchange loss of $18.4 million on intercompany notes that are denominated in a different currency than their measurement currency, and an unrealized foreign exchange loss of $2.1 million on foreign currency derivative instruments.  TCM also had foreign exchange losses on C$ cash balances that have the US$ as their measurement currency, and on US$ payables and receivables that have the C$ as their measurement currency.

During the third quarter of 2010, TCM’s Canadian operations repaid an intercompany note due to the pending Terrane acquisition.  The result of the settlement of this note was a foreign exchange gain of $4.6 million during the 2010 third quarter.  The remainder of the foreign exchange gain for the first nine months of 2010 related to gains on foreign currency derivative instruments.

Income and Mining Tax Expense

For the nine months ended September 30, 2011, TCM’s net tax expense was $21.0 million compared to a net tax expense of $7.2 million for the nine months ended September 30, 2010. The effective tax rates for the first nine months of 2011 and 2010 were primarily impacted by the non-cash unrealized gains on common stock warrants, which did not generate any income tax expense. The effective tax rate for the nine months ended September 30, 2010 was also impacted by a $10.7 million net refund of certain state income taxes related to prior year tax returns. Excluding the impact of the common stock warrants, and the $10.7 million net state tax refund in 2010, the effective tax rates for the nine months ended September 30, 2011 and 2010, were 14.6% and 13.1%, respectively.

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

The table that follows presents a summary of the TC Mine’s operating and financial results for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions except per pound amounts—Unaudited)	2011	2010	2011	2010

Financial(1)
Molybdenum sales	$91.8	$91.8	$362.6	$251.9
Cost of sales:
Operating expenses	47.2	34.0	128.9	95.0
Depreciation, depletion and amortization	5.6	4.5	23.9	15.2
Total cost of sales	52.8	38.5	152.8	110.2
Selling and marketing	0.8	1.4	3.5	3.2
Accretion	0.4	0.4	1.1	1.0
	54.0	40.3	157.4	114.4
Revenue less cost of sales	$37.8	$51.5	$205.2	$137.5

Operational Statistics
Mined (000’s ore tons)	350	2,963	4,109	8,598
Milled (000’s tons)	2,269	2,670	7,741	7,440
Grade (% molybdenum)	0.052	0.122	0.136	0.132
Recovery (%)	72.6	90.5	85.6	89.8
Molybdenum production (000’s lb)(2)	1,835	6,006	18,841	17,441
Cash cost ($/lb produced)(3)	$20.35	$5.35	$5.81	$5.41
Molybdenum sold (000’s lb)	5,850	5,992	21,475	16,227
Average realized sales price ($/lb)	$15.69	$15.32	$16.88	$15.52

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

Molybdenum Production and Cash Costs

Molybdenum production from TC Mine was 1.8 million pounds in the third quarter of 2011, which was down 69.5% compared to 6.0 million pounds in the third quarter of 2010.  Lower production was primarily the result of higher waste removal associated with the mine pit sequencing.  During the third quarter of 2011, TC Mine milled stockpiled ore that was at a lower grade and recovery rate than the mined ore milled during the third quarter of 2010.  As noted in previous filings, TC Mine was expected to have lower production and higher cash costs per pound in the second half of 2011 compared to the first half of 2011, due to the pit sequencing and significantly lower grade production expected in the second half of 2011.  TCM expects that the mine pit sequencing and related waste removal activities will be completed during the first quarter of 2012.

Molybdenum production from TC Mine for the nine months ended September 30, 2011 was 18.8 million pounds, up 8.0% from 17.4 million pounds produced during the nine months ended September 30, 2010.  The increase for the first nine months of 2011 compared to the same period in 2010 was primarily the result of a higher ore grade combined with higher tons milled during the first half of 2011 offset by the lower production due to pit sequencing in the 2011 third quarter, as discussed above.

The non-GAAP financial measure of cash cost per pound produced of $20.35 per pound for the third quarter of 2011 was significantly higher than $5.35 per pound for the third quarter of 2010. See “Non-GAAP Financial Measures” below for the reconciliation of cash cost per pound produced.  Cash cost per pound produced at TC Mine was higher in the 2011 third quarter compared to the same quarter in 2010 due to mine pit sequencing, which resulted in higher removal of overburden and lower production as a result of milling lower grade stockpiled material and a lower recovery rate.  The cash costs for the third quarter of 2011 included stripping costs of $19.9 million, or $10.83 per pound produced, compared to stripping costs of $5.7 million, or $0.95 per pound produced, for the third quarter of 2010.

The non-GAAP financial measure of cash cost per pound produced was $5.81 per pound for the nine months ended September 30, 2011 compared to $5.41 per pound for the nine months ended September 30, 2010. The cash cost for the nine months of 2011 included stripping costs of $43.2 million, or $2.30 per pound produced, compared to stripping costs of $18.3 million, or $1.05 per pound produced, in the same period of 2010. The increase in cash cost during the nine months ended September 30, 2011 was offset by higher production and lower costs in the first half of 2011.  See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

Molybdenum sold

Molybdenum pounds sold from TC Mine for the third quarter of 2011 was 5.9 million pounds, which was down 2.4% compared to the third quarter of 2010.  The average realized sales price for the first third quarter of 2011 was $15.69 per pound, which was 2.4% higher than the third quarter of 2010.  During the third quarter of 2011, sales included delivery against certain forward sales contracts related to Phase 6 production at TC Mine of approximately 0.5 million pounds at an average realized sales price of $10.40 per pound compared to approximately 0.3 million pounds at an average realized sales price of $10.76 per pound for the third quarter of 2010.

Molybdenum sold from TC Mine for the nine months ended September 30, 2011 was 21.5 million pounds at an average realized sales price of $16.88 per pound compared to 16.2 million pounds sold at an average realized sales price of $15.52 per pound for the first nine months of 2010.  Higher sales volume and average realized sales prices are due to higher production and market demand for molybdenum during the first nine months of 2011 compared to the same period of 2010. During the nine months ended September 30, 2011, sales included delivery against certain forward sales contracts related to Phase 6 production of approximately 1.4 million pounds at an average realized sales price of $10.80 per pound compared to approximately 1.2 million pounds at an average realized sales price of $10.43 per pound for the same period in 2010.

Cost of sales

Operating expenses in the third quarter of 2011 increased by $13.2 million to $47.2 million from $34.0 million in the third quarter of 2010.  The increase in operating expenses for the third quarter of 2011 primarily resulted from an inventory write-down of $11.5 million as a result of increased waste removal expenses.  The increased waste removal expenses and resulting low production at the TC Mine were due to the TC Mine pit sequencing and the necessary removal of overburden waste.

Operating expenses for the nine months ended September 30, 2011 increased by $33.9 million to $128.9 million from $95.0 million for the nine months ended September 30, 2010. The increase in operating expenses for the nine months ended September 30, 2011 as compared to the same period of 2010 was primarily due to the $11.5 million inventory write-down discussed above and higher sales volumes during the first nine months of 2011 compared to 2010. TC Mine’s inventory may be subject to further write-downs depending on future costs and molybdenum prices.

Depreciation, depletion and amortization expense for the third quarter of 2011 was $5.6 million compared to $4.5 million for the third quarter of 2010.  The increase was primarily due to a draw down of inventory volumes in the current quarter compared to the prior year. Product inventory costs include depreciation, depletion and amortization.

Depreciation, depletion and amortization expense for the nine months ended September 30, 2011 was $23.9 million compared to $15.2 million for the first nine months ended September 30, 2010.  The increase was primarily due to a draw down of inventory volumes in the current nine months compared to the same period in 2010. Product inventory costs include depreciation, depletion and amortization.

Endako Mine

TCM has a 75% interest in the Endako open-pit mine, mill and roaster which is located near Fraser Lake, British Columbia.  Mining is conducted by conventional open-pit methods utilizing electric-powered shovels and 190-ton to 240-ton haul trucks.

The table and related discussion that follows presents a summary of TCM’s 75% share of the Endako Mine’s operating and financial results for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions except per pound amounts—Unaudited)	2011	2010	2011	2010

Financial(1)
Molybdenum sales	$24.7	$26.6	$82.9	$81.6
Cost of sales:
Operating expenses	14.8	16.5	61.2	45.7
Depreciation, depletion and amortization	9.5	5.3	24.9	15.4
Total cost of sales	24.3	21.8	86.1	61.1
Selling and marketing	0.5	0.5	1.4	1.5
Accretion	0.1	—	0.3	0.2
	24.9	22.3	87.8	62.8
Revenue less cost of sales	$(0.2)	$4.3	$(4.9)	$18.8

Operational Statistics
Mined (000’s ore tons)	3,323	2,947	9,614	7,989
Milled (000’s tons)	2,323	2,260	6,649	6,603
Grade (% molybdenum)	0.055	0.061	0.053	0.059
Recovery (%)	73.5	72.2	74.3	74.7
Molybdenum production (000’s lb)(2)	1,861	1,952	5,194	5,820
Cash cost ($/lb produced)(3)	$10.97	$8.91	$11.74	$8.38
Molybdenum sold (000’s lb)	1,576	1,758	4,963	5,271
Average realized sales price ($/lb)	$15.63	$15.12	$16.70	$15.48

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

Molybdenum Production and Cash Costs

TCM’s 75% share of molybdenum production at the Endako Mine decreased slightly for the third quarter of 2011 to 1.9 million pounds from 2.0 million pounds in the third quarter of 2010.  This decrease was primarily due to lower ore grade in the third quarter of 2011 offset slightly by higher tons milled and a higher recovery rate.

TCM’s 75% share of molybdenum production at the Endako Mine decreased for the first nine months ended September 30, 2011 by 10.8% to 5.2 million pounds from 5.8 million pounds in the same period in 2010.  This decrease was primarily due to lower ore grade and a lower mill recovery rate in the nine month period of 2011.

The non-GAAP financial measure of cash cost per pound produced for the three month and nine month periods of 2011 compared to the same periods for 2010 increased by 23.1% and 40.0%, respectively.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of cash cost per pound produced.  The 2011 third quarter cash costs were higher than the same quarter in 2010, primarily due to unfavorable exchange rates and higher labor costs.  The exchange rate averaged US$1.00 = C$0.98 for the third quarter of 2011 compared to an average rate of US$1.00 = C$1.04 for the same period in 2010.

The non-GAAP financial measure of cash cost per pound produced for the first nine months of 2011 was impacted by higher mining and milling costs primarily due to repairs and maintenance activities related to adverse weather conditions, and higher ore haulage costs due to the in-pit crushing and the conveyor system being down for the first quarter of 2011. Adverse weather caused higher than expected downtime due to material getting caught in chutes and plugging screening systems, which resulted in additional repairs and maintenance on the crushing and conveying systems. The cash cost per pound produced for the first nine months of 2011compared to the same period of 2010 was also impacted by unfavorable foreign exchange rates converting C$ costs to US$.  The exchange rate averaged US$1.00 = C$0.98 for the nine month period of 2011 compared to an average rate of US$1.00 = C$1.04 for the same period in 2010.  A $0.01 change in the Canadian foreign exchange rate results in a change in the cash cost per pound produced of approximately $0.10 per pound.

Molybdenum sold

TCM’s share of molybdenum sold from the Endako Mine in the third quarter of 2011 was 1.6 million pounds, which was 10.4% lower compared to the same quarter of 2010 and was sold at an average realized sales price of $15.63 compared to $15.12 in the corresponding quarter of 2010.  The decrease in the molybdenum pounds sold in the third quarter of 2011 was primarily the result of lower production in the second and third quarter of 2011 compared to the same periods in 2010.

TCM’s share of molybdenum sold from the Endako Mine for the nine months ended September 30, 2011 was down 5.8% compared to the same period of 2010 and was sold at an average realized sales price that was 7.9% higher than the corresponding period of 2010.  The decrease in the molybdenum pounds sold was the result of the lower production in the first nine months of 2011 compared to 2010.

Cost of sales

TCM’s share of operating expenses from the Endako Mine for the third quarter of 2011 was $14.8 million compared to $16.5 million for the same period in 2010. The decrease was primarily due to lower sales volumes and the sale of inventory that was written down below cost to market at June 30, 2011.  The inventory write-down recorded in the second quarter on TCM’s share of Endako inventory was $5.7 million, which would have otherwise been deferred in inventory at June 30, 2011 and recorded to operating expense in the current quarter as those pounds were sold.  During the current quarter TCM recorded an additional inventory write-down of $1.4 million related to the inventory on hand at September 30, 2011.

TCM’s share of operating expenses for the nine months ended September 30, 2011 was $61.2 million compared to $45.7 million for the same period in 2010. The first nine months of 2011 were impacted by inventory write-downs of $7.1 million, higher mining and milling costs, higher repairs and maintenance costs and higher ore haulage costs, as discussed above, and unfavorable foreign exchange rates, converting C$ costs to US$.

Depreciation, depletion and amortization expense for the third quarter of 2011 was $9.5 million compared to $5.3 million for the third quarter of 2010.  The increase for the third quarter of 2011 as compared to the same quarter in 2010 was primarily due to higher depreciation on new mining equipment placed in service since September 30, 2010 and unfavorable foreign exchange rate movements.

Depreciation, depletion and amortization expense for the nine months ended September 30, 2011 was $24.9 million compared to $15.4 million for the nine months ended September 30, 2010. The increase for the nine months ended September 30, 2011 was primarily due to higher depreciation on new mining equipment placed in service since September 30, 2010 and unfavorable foreign exchange rate movements.

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

During the three and nine months ended September 30, 2011, TCM incurred $57.6 million and $171.1 million, respectively, as its 75% share of capital expenditures for the mill expansion project.

As previously announced, due primarily to delays in material deliveries, delays in final project engineering and weather related issues, TCM expects the total capital cost for the Endako mill expansion project to be approximately 15% higher than the previous estimate of C$550 million (100% basis).  As a result of such delays, the new mill is now expected to start up in the first quarter of 2012.  TCM expects the existing mill at Endako to continue to be fully operational until the start-up of the new mill.  Approximately C$527 million (100% basis) has been spent on the project since its inception through September 30, 2011.  TCM’s joint venture partner in the Endako mine, Sojitz Moly Resources, Inc. (“Sojitz”), has indicated to TCM that it will fund a maximum of 25% of C$548 million (C$137 million) for the mill expansion project.   TCM believes that Sojitz is either obligated to fund 25% of the total capital cost of the project, or suffer dilution of its percentage ownership interest in the mine.  TCM and Sojitz are in ongoing discussions to resolve this issue.

Langeloth Facility

TCM operates the Langeloth Facility located near Pittsburgh, Pennsylvania.  Operations at the Langeloth Facility include roasting of molybdenum sulfide concentrate into molybdenum oxide, upgrading molybdenum oxide to pure sublimed oxide, oxide briquettes, ferromolybdenum, as well as the roasting of other metal products.

Concentrate produced by the TC Mine provides a substantial portion of the feed source for the operations at the Langeloth Facility.  From time to time, molybdenum produced by the Endako Mine also provides a feed source for the operations at the Langeloth Facility.  In addition, Langeloth processes molybdenum purchases and certain other metals for third parties on a tolling, or cost-per-unit-processed, basis.  The tolling and purchases improve operating efficiency at the Langeloth Facility.

Operating results listed below for the Langeloth Facility represent activities related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility and excludes product volumes and costs related to the roasting and processing of TC Mine and Endako Mine product.  Langeloth Facility costs associated with roasting and processing of TC Mine and Endako Mine product are included in their respective operating results.

The following is a summary of the Langeloth Facility’s operating results for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2011	2010	2011	2010
Operational Statistics
Molybdenum sold from purchased product (000’s)	2,191	2,513	5,595	5,959
Realized price on molybdenum sold from purchased product ($/lb)	$15.54	$15.40	$16.73	$15.63
Toll roasted and upgraded molybdenum processed (000’s lb)	1,659	1,759	5,228	3,905
Roasted metal products processed (000’s lb)	4,080	5,306	14,935	13,592

In the third quarter of 2011, molybdenum sold from third-party purchased molybdenum concentrate was down 12.8% over the third quarter of 2010 and was sold at an average realized sales price that was essentially unchanged from the third quarter of 2010.  Molybdenum sold from purchased product decreased in the current quarter compared to the same quarter of 2010, primarily due to lower market demand in the current quarter compared to the same quarter in 2010.

Molybdenum sold from purchased product of 5.6 million pounds for the nine months ended September 30, 2011, was down 6.1% from the same period in 2010.  Realized sales prices averaged $16.73 per pound for the nine months ended September 30, 2011, increasing from $15.63 per pound for the same period in 2010.

The volume of toll roasted molybdenum processed during the third quarter of 2011 decreased 5.7% compared to the same quarter of 2010 primarily as a result of lower customer demand.

For the first nine months of 2011, the volume of toll roasted molybdenum processed increased 33.9% compared to the same period of 2010 primarily as a result of increased customer demand and roaster availability as 2010 production was impacted by a five week maintenance shutdown.

Mt. Milligan Project

During the three and nine months ended September 30, 2011, TCM incurred $187.4 million and $341.1 million, respectively, of capital expenditures for the Mt. Milligan project.  Capital expenditures were primarily related to construction activities and engineering design costs for the plant site earthworks and the tailings storage facility.  TCM has completed a detailed review of the Mt. Milligan project, including a review of the engineering and design of the equipment and facilities and the amount of capital expenditures required to construct and develop the project (which was originally estimated by Terrane prior to its acquisition by TCM to be C$915 million).  TCM’s estimate to construct and develop the Mt. Milligan project is C$1.265 billion, of which C$383.1 million has been incurred since inception of the project through the third quarter of 2011, including approximately C$40.0 million spent prior to TCM’s acquisition of Terrane.  TCM currently estimates that C$495.4 million of capital costs related to the Mt. Milligan project will be incurred in 2011, of which TCM expects C$445.8 million to be cash expenditures. The increase in the estimated cost to develop Mt. Milligan is primarily attributable to the increase in labor costs estimated to complete the project, design improvements, increases in the cost of steel, concrete and other materials, and changes in the actual and expected future foreign exchange rates.

Liquidity and Capital Resources

At September 30, 2011, TCM had cash, cash equivalents and short-term investments of $365.4 million compared to $316.0 million at December 31, 2010.  TCM monitors its positions with, and the credit quality of, the financial institutions and companies in which it invests its cash, cash equivalents and short-term investments. TCM’s investment policy limits investments to government-backed financial instruments, commercial paper and other investments meeting certain guidelines.

TCM manages its credit risk from accounts receivable through its collection activities.  As of the date of this Quarterly Report on Form 10-Q, TCM has not experienced any material delinquencies regarding the collection of its accounts receivable.

At September 30, 2011, TCM had working capital of $407.6 million, including $365.4 million of cash, cash equivalents and short-term investments, $93.7 million of receivables, and $5.6 million of current debt primarily related to mining equipment financings.  TCM intends to fund the remaining mill expansion costs at the Endako Mine and the Mt. Milligan development costs from a combination of cash on hand, cash flow from operations, funds from various financing facilities, the remaining proceeds from the gold stream transaction with Royal Gold and other financing options currently being pursued.

7.375% Senior Unsecured Notes

On May 20, 2011, TCM issued $350 million 7.375% senior unsecured notes (the “Notes”).  The proceeds received in the offering were $339.9 million, which were net of financing fees of $10.1 million.  TCM expects to use the net proceeds from the Notes offering to fund the development of Mt. Milligan and for general working capital purposes.   The Notes will be redeemable at TCM’s option, in whole or in part, at any time on or after June 1, 2014.  The Notes will mature on June 1, 2018 and began accruing interest on May 20, 2011 until maturity at a fixed rate of 7.375% per year.   Interest is payable in cash semi-annually in arrears on June 1 and December 1, commencing on December 1, 2011.

The Notes are guaranteed on a senior basis by substantially all of TCM’s subsidiaries.   The Notes include both standard financial and non-financial covenants, including, among others, limitations on incurring additional indebtedness, making restricted payments and allowing new liens.  As of September 30, 2011, TCM was in compliance with these covenants.  In connection with the issuance of the Notes, TCM, the guarantors and the initial purchasers entered into an agreement obligating TCM to file a registration statement with the SEC so that the holders of the Notes can exchange the Notes for registered notes and related guarantees evidencing the same indebtedness as the Notes. This registration statement was filed with the SEC on November 1, 2011, and became effective on November 4, 2011.

Credit facility

As of September 30, 2011, TCM has in place a senior secured revolving credit agreement (the “Credit Agreement”).  On February 24, 2011, TCM entered into the First Amendment to the Credit Agreement, which increased the facility from $290 million to $300 million.  On May 20, 2011, concurrent with the offering of the Notes, TCM entered into the Second Amendment to the Credit Agreement to, among other things, allow for the issuance of the Notes.  The obligations of TCM under of the Credit Agreement are secured by a senior lien on substantially all of the tangible and intangible assets of TCM, and substantially all of its subsidiaries.  The Credit Agreement includes both standard financial and non-financial covenants, including ratio tests for leverage and interest coverage as well as a liquidity test to be met at the time of any drawdown.  As of September 30, 2011, TCM was in compliance with the Credit Agreement’s covenants.

As of September 30, 2011, TCM had no outstanding borrowings under the Credit Agreement and had issued and outstanding $4.6 million in letters of credit under the Credit Agreement.

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

The Master Agreement contains various affirmative and negative covenants and customary events of default.  Under the terms of the Master Agreement, TCM is required to be in compliance with the consolidated leverage ratio and consolidated interest coverage ratio financial covenants.  In addition, as a condition to any drawdown under the facility, TCM must be in compliance with the consolidated liquidity financial covenant included in the Credit Agreement.

Operating Cash Flows

Cash generated by operating activities for the third quarter of 2011 was $51.4 million compared to $59.0 million for the same period in 2010.

Cash generated by operating activities for the nine months ended September 30, 2011 was $181.6 million compared to $125.8 million for the same period in 2010.  This increase in cash flow from operations was primarily the result of increased operating income resulting from higher sales volumes and average molybdenum sales prices for the first nine months of 2011 compared to the first nine months of 2010.

Investing Activities

Cash used in investing activities in the third quarter of 2011 was $235.9 million compared to cash generated of $180.1 million in the third quarter of 2010.  During the third quarter of 2011, TCM spent $234.4 million on property, plant, and equipment primarily related to the Endako Mine mill expansion and the development of Mt. Milligan.  During the same period in 2010, TCM received $233.9 million from maturities of short-term investments, which was partially offset by $56.8 million in property, plant and equipment expenditures. The short-term investments consisted of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days.

Cash used in investing activities in the nine months ended September 30, 2011 was $487.7 million compared to cash generated of $172.7 million in the same period of 2010.  During the first nine months of 2011, TCM spent $482.5 million on property, plant, and equipment primarily related to the Endako Mine mill expansion and the development of Mt. Milligan.  During the same period in 2010, TCM received $319.5 million from maturities of short-term investments, which were offset by $147.3 million in property, plant, and equipment expenditures. The short-term investments consisted of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days.

Financing Activities

Cash used by financing activities in the third quarter of 2011 was $1.2 million compared to cash used of $0.5 million in the third quarter of 2010. In the third quarter of 2011, TCM received proceeds from the exercise of stock options and warrants of $0.2 million, which was partially offset by scheduled principal payments on equipment loans of $1.2 million and debt issuance costs of $0.2 million.  In the third quarter of 2010, TCM received proceeds from the exercise of stock options and warrants of $0.2 million, which was more than offset by scheduled principal payments on equipment loans of $0.7 million.

Cash generated by financing activities in the nine months ended September 30, 2011 was $359.9 million compared to cash used of $0.8 million in the same period of 2010. This increase was primarily related to proceeds of $339.9 from the issuance of Notes in the second quarter of 2011 compared to 2010.  For the nine months ended September 30, 2011, TCM also received proceeds from the exercise of stock options and warrants of $26.0 million, which was partially offset by scheduled principal payments on equipment loans of $4.0 million and debt issuance costs of $2.0 million.  For the nine months ended September 30, 2010, TCM received proceeds from the exercise of stock options and warrants of $2.3 million, which was more than offset by scheduled principal payments on equipment loans of $3.1 million.

Off-Balance Sheet Arrangements

As of September 30, 2011, TCM has commitments to purchase approximately 2.4 million pounds of molybdenum sulfide concentrate in 2011 to be priced at a time after September 30, 2011.  In addition, TCM has fixed-priced contracts, under which it has committed to sell approximately 0.2 million pounds at an average price of $19.79 per pound.

On December 9, 2009, Thompson Creek entered into a credit support agreement with British Columbia Hydro and Power Authority (“BC Hydro”) related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the expansion project.  The amount of the guarantee as of September 30, 2011 was C$16.5 million. As part of the financial guarantee, TCM provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro.  The surety bond can be drawn down in the event of a shortfall in BC Hydro’s incremental revenues after the commissioning of the new Endako mill facility.  At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

As of September 30, 2011, a shortfall in Endako’s future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

Critical Accounting Estimates and Accounting Developments

For a description of the critical accounting policies and estimates used in the preparation of the consolidated financial statements, refer to the 2010 Form 10-K.  There have been no significant changes to TCM’s critical accounting policies or estimates since December 31, 2010.

Recently Issued Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards.  This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  TCM does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income.  Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  TCM does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

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

Adjusted Net Income, Adjusted Net Income Per Share — Basic and Diluted

Adjusted net income, and adjusted net income per share — basic and diluted, are referred to in this MD&A.  These are considered key measures by management in evaluating TCM’s operating performance on a quarterly and annual basis.  Management uses these measures in evaluating the performance of TCM as they are profitability measures that are not impacted by changes in the market price of TCM’s outstanding common stock purchase warrants (“Warrants”).  These measures do not have standard meanings prescribed by US GAAP and may not be comparable to similar measures presented by other companies.  Management believes these measures provide useful supplemental information to investors enabling them to evaluate TCM’s financial performance using the same measures as management.

Adjusted net income represents the net income prepared in accordance with US GAAP, adjusted for significant non-cash items.  For the first nine months and the third quarters of each of 2011 and 2010, the significant non-cash items were the non-cash gains and losses on the fair value adjustment related to the Warrants.

TCM follows the guidance issued by the Emerging Issues Task Force (“EITF”) that common stock purchase warrants with a strike price denominated in a currency other than the entity’s reporting currency are not considered linked to equity, and, therefore, are to be accounted for as derivatives.  As a result, the Warrants are accounted for as derivatives. TCM recorded a cumulative adjustment to retained earnings upon adoption, and subsequent changes to the fair value of the outstanding Warrants are recorded to the consolidated statements of income at each quarter-end.

Other than the consideration that TCM agreed, in connection with its purchase of Terrane, to pay to holders of warrants issued by Terrane and expiring in June 2012 (the “Terrane Warrants”), pursuant to the arrangement related to the Terrane Warrants, a cash payment will not be required by TCM at the settlement of any Warrants; therefore, management does not consider gains or losses on the Warrants in its evaluation of TCM’s financial performance.

Adjusted net income per share (basic and diluted) is calculated using adjusted earnings, as defined above, divided by the weighted average basic and weighted average diluted shares outstanding during the period as determined in accordance with US GAAP.

The following tables reconcile net income presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income and adjusted net income per share — basic and diluted, for the three and nine months ended September 30, 2011 and 2010:

For the Three Months Ended September 30, 2011 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
		Shares		Shares
	Net Income	(000’s)	$/share	(000’s)	$/share

US GAAP measures	$45.6	167,871	$0.27	168,533	$0.27
Add (Deduct):
Unrealized (gain) on common stock warrants	(42.0)	167,871	(0.25)	168,533	(0.25)
Non-GAAP measures	$3.6	167,871	$0.02	168,533	$0.02

For the Three Months Ended September 30, 2010 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average		Weighted Average
		Basic Shares		Diluted Shares
		Shares		Shares
	Net Income	(000’s)	$/share	(000’s)	$/share

US GAAP measures	$31.1	139,800	$0.22	142,869	$0.22
Add (Deduct):
Unrealized loss on common stock warrants	20.5	139,800	0.15	142,869	0.14
Non-GAAP measures	$51.6	139,800	$0.37	142,869	$0.36

For the Nine Months Ended September 30, 2011 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
		Shares		Shares
	Net Income	(000’s)	$/share	(000’s)	$/share

US GAAP measures	$291.3	166,904	$1.75	174,947	$1.67
Add (Deduct):
Unrealized (gain) on common stock warrants	(168.4)	166,904	(1.01)	174,947	(0.96)
Non-GAAP measures	$122.9	166,904	$0.74	174,947	$0.70

For the Nine Months Ended September 30, 2010 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
		Shares		Shares
	Net Income	(000’s)	$/share	(000’s)	$/share

US GAAP measures	$158.7	139,741	$1.14	146,517	$1.08
Add (Deduct):
Unrealized (gain) on common stock warrants	(29.8)	139,741	(0.21)	146,517	(0.20)
Non-GAAP measures	$128.9	139,741	$0.92	146,517	$0.88

Cash Cost per Pound Produced, Weighted Average Cash Cost per Pound Produced, and Average Realized Sales Price per Pound Sold

Cash cost per pound produced, weighted average cash cost per pound produced and average realized sales price per pound sold are considered key measures in evaluating TCM’s operating performance.  Cash cost per pound produced, weighted average cash cost per pound produced and average realized sales price per pound sold are not measures of financial performance, nor do they have standardized meanings prescribed by US GAAP and may not be comparable to similar measures presented by other companies.  Management uses these measures to evaluate the operating performance at each of its mines, as well as on a consolidated basis, as measures of profitability and efficiency.  TCM believes that these non-GAAP measures provide useful supplemental information to investors enabling them to evaluate TCM’s performance using the same measures as management. TCM believes these measures afford investors greater transparency in assessing TCM’s financial performance.  Non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP.

Cash cost per pound produced represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced at each mine in the period. Stripping costs represent the costs associated with the activity of removing overburden and other mine waste materials in the production phase of a mining operation.  Stripping costs that provide access to mineral reserves that will be produced in future periods are expensed under US GAAP as incurred.  Cash cost per pound produced excludes the effects of purchase price adjustments, the effects of changes in inventory, stock-

based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion.  Cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility. The weighted average cash cost per pound produced represents the cumulative total of the cash costs for the TC Mine and the Endako Mine divided by the cumulative total production from the TC Mine and the Endako Mine.

The average realized sales price per pound sold represents molybdenum sales revenue divided by the pounds sold.

The following table provides a reconciliation of cash costs and cash cost per pound produced, by mine, and operating expenses included in our consolidated statements of income in the determination of net income (loss):

US$ in millions except per pound amounts — (Unaudited)

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Operating	Pounds		Operating	Pounds
	Expenses	Produced(1)		Expenses	Produced(1)
	(in millions)	(000’s lbs)	$/lb	(in millions)	(000’s lbs)	$/lb
TC Mine
Cash costs — Non-GAAP (2)	$37.3	1,835	$20.35	$32.1	6,006	$5.35
Add/(Deduct):
Stock-based compensation	0.2			0.4
Inventory and other adjustments	9.7			1.5
GAAP operating expenses	$47.2			$34.0
Endako Mine
Cash costs — Non-GAAP(2)	$20.4	1,861	$10.97	$17.4	1,952	$8.91
Add/(Deduct):
Stock-based compensation	0.2			0.2
Inventory and other adjustments	(5.8)			(1.1)
GAAP operating expenses	$14.8			$16.5

Other operations GAAP operating expenses (3)	$38.6			$39.3
GAAP consolidated operating expenses	$100.6			$89.8
Weighted-average cash cost — Non-GAAP	$57.7	3,696	$15.62	$49.7	7,958	$6.24

US$ in millions except per pound amounts — (Unaudited)

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Operating	Pounds		Operating	Pounds
	Expenses	Produced(1)		Expenses	Produced(1)
	(in millions)	(000’s lbs)	$/lb	(in millions)	(000’s lbs)	$/lb
TC Mine
Cash costs — Non-GAAP (2)	$109.5	18,841	$5.81	$94.4	17,441	$5.41
Add/(Deduct):
Stock-based compensation	0.7			1.4
Inventory and other adjustments	18.7			(0.8)
GAAP operating expenses	$128.9			$95.0
Endako Mine
Cash costs — Non-GAAP(2)	$61.0	5,194	$11.74	$48.8	5,820	$8.38
Add/(Deduct):
Stock-based compensation	0.6			0.9
Inventory and other adjustments	(0.4)			(4.0)
GAAP operating expenses	$61.2			$45.7

Other operations GAAP operating expenses (3)	$100.2			$99.2
GAAP consolidated operating expenses	$290.3			$239.9
Weighted-average cash cost — Non-GAAP	$170.5	24,035	$7.09	$143.5	23,261	$6.17

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

Outstanding Share Data

Common shares and convertible securities outstanding as of November 7, 2011 are as follows:

		Exercise Price	Common Shares on
Security	Expiry Dates	(C$)	Exercise (000’s)

Common shares			167,890
Convertible securities:
Terrane Warrants (1)	June 21, 2012	$(0.05)	420
Share options	November 18, 2011 to August 4, 2016	$7.12 to $23.93	4,333
Restricted stock units	May 23, 2014		325
Performance share units	May 6, 2014		540
Total common shares and convertible securities			173,508

(1)   The exercise provides for an offset of the Warrant’s exercise price against the cash consideration that would otherwise be payable to the warrant holders upon exercise of the Warrant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

TCM’s consolidated molybdenum sales represent the sale of molybdenum in various forms from TCM’s mines and from third-party material that is purchased, processed and sold. Molybdenum sales for the quarter ended September 30, 2011 were $150.4 million. For each $1 per pound change in molybdenum prices, TCM’s current quarter revenue would change by approximately $9.6 million.

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

The following table sets forth TCM’s outstanding provisionally-priced contracts as of September 30, 2011, which all mature in 2011:

Pounds to be
Sold/Purchased
(000’s lb)
Provisionally-priced sales	132
Provisionally-priced purchases	1,029

TCM also enters into certain molybdenum sales contracts where it sells future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. The following table sets forth TCM’s outstanding fixed price molybdenum sales contracts as of September 30, 2011:

September 30,
2011
Molybdenum committed (000’s lb)	207
Average price ($/lb)	$19.79

In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of September 30, 2011, TCM had commitments to purchase approximately 2.4 million pounds of molybdenum sulfide concentrate throughout the remainder of 2011, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

On acquisition of Thompson Creek USA, TCM acquired an unfavorable contractual agreement to sell 10% of certain production at the TC Mine at an amount that was less than the then prevailing market price. Deliveries under this contract commenced in 2007 and will continue through 2011.  As of September 30, 2011 and December 31, 2010, TCM had a liability of $0.5 million and $2.5 million, respectively, related to future deliveries under this agreement. As this contractual agreement is satisfied by delivery of product, the liability is being drawn down with an offsetting adjustment to molybdenum sales in the determination of net income.

Foreign Currency Exchange Risk

TCM transacts business in various currencies in the normal course of its operations and for capital expenditures.  Moreover, with all of its revenues denominated in U.S. dollars, TCM has an on-going foreign exchange risk with respect to its Canadian operations.  To help mitigate this risk, TCM from time to time enters into various derivative instruments such as foreign currency forward contracts, options and collars. The terms of these instruments are typically less than one year. As of September 30, 2011, TCM had open foreign currency option contracts to purchase $50 million Canadian dollars at a weighted-average US dollar to Canadian dollar exchange rate ranging from $0.99 to $1.00.  At December 31, 2010, TCM had no open forward currency contracts.

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

The Chief Executive Officer, and the Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of TCM’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM’s disclosure controls and procedures are effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in TCM’s internal control over financial reporting during the third quarter of 2011 that has materially affected, or that is reasonably likely to materially affect, TCM’s internal control over financial reporting.

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

Stellat’en First Nation

In May 2010, the Stellat’en First Nation filed a petition in the Supreme Court of British Columbia against Her Majesty the Queen in Right of the Province of British Columbia (the “Provincial Crown”), as represented by the Minister of Energy, Mines and Petroleum Resources and The Chief Inspector of Mines, and TCM.  The petitioners alleged that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the Provincial Crown breached its duty to consult with, and if necessary provide accommodation to, the Stellat’en First Nation in relation to the impacts of the Endako Mine and the mill expansion.  The petitioners sought a declaration that the Provincial Crown did not fulfill its duty to consult with them in relation to the mill expansion project at the Endako Mine, a declaration that the mining permits and/or tenures held by TCM, including the Mines Act permit amendment issued on or about October 29, 2008 which allows for construction of an expanded mill at the Endako Mine (the “Permit Amendment”), are invalid, an order quashing or setting aside the decision to issue the Permit Amendment, and an injunction prohibiting further construction or alterations to the Endako Mine relating to the mill expansion project at the Endako Mine.  The Provincial Crown and TCM filed materials in response to the petition, and the matter was heard by the Supreme Court of British Columbia in a hearing that took place in late February and early March of 2011.  On August 5, 2011, the Court dismissed the petitioners’ claims in full.  On August 17, 2011, the Stellat’en First Nation filed a notice of appeal from that decision to the Court of Appeal of British Columbia.  The appeal, in which both TCM and the government will seek to have the decision of the Supreme Court of BC upheld, has not yet been set for hearing.

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

No claim of wrongdoing on the part of TCM or Terrane is alleged, and no claim for damages against TCM or Terrane is sought, in any of the three proceedings. TCM is not a party in any of the proceedings. Terrane has either been named or has had itself added as a participant in two of these proceedings because the relief that is sought in the proceedings would, if granted, have the potential to affect the work being done on the Mt. Milligan project.

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

Item 1A of TCM’s 2010 Form 10-K and Item 1A of TCM’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 set forth information relating to important risks and uncertainties that could materially adversely affect TCM’s business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of TCM’s business, financial condition and operating results for the quarter ended September 30, 2011.  Set forth below is an  additional risk factor that supplements the risk factors previously disclosed in TCM’s 2010 Form 10-K and its Quarterly Reports on Form 10-Q the quarters ended March 31, 2011 and June 30, 2011:

There is no assurance that the Endako mill expansion will be completed according to TCM’s current timetable or that the actual costs of the expansion will not exceed TCM’s estimated costs.  The extent to which TCM’s joint venture partner in the Endako Mine will contribute to the cost of the project is also uncertain.

The mill expansion project at the Endako Mine includes the construction of a new, modern mill, which will replace the existing 45-year-old mill and raise ore-processing capacity from the existing 31,000 tons per day to 55,000 tons per day.  TCM currently expects commercial production of molybdenum concentrate from the new mill to begin in the first quarter of 2012.  There is no assurance, however, that the new mill will be completed according to this timetable; unexpected problems and delays during construction and start-up could cause the start-up of commercial production from the new mill to be delayed.  TCM currently expects the total capital cost for the new mill to be approximately 15% higher than the previously announced revised estimate of C$550 million. There is no assurance that the actual costs of the expansion will not exceed TCM’s estimated costs.  In addition, Sojitz, TCM’s joint venture partner in the Endako mine, has indicated that it will fund no more than 25% of C$548 million (C$137 million) for the project.  TCM believes that Sojitz is either obligated to fund 25% of the total capital cost of the project, or suffer dilution of its percentage ownership interest in the mine.  TCM and Sojitz are in ongoing discussions to resolve this dispute. There can be no assurance that this dispute will be resolved in a manner that is favorable to TCM.  Any costs of the project that are not borne by Sojitz will increase the cost of the project to TCM.  If TCM experiences additional delays or unanticipated costs relating to its Endako mill expansion, the anticipated benefits of the expansion project may not be realized fully or at all or may take longer to realize than expected, and TCM’s business, results of operations and financial condition may be adversely affected as a result.

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

TCM’s operations at the TC Mine are subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  Under the recently-enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, mine operators are required to include in their periodic reports filed with the SEC certain information relating to citations or orders issued under the Mine Act, and certain other mine safety information.  Below is the information so required for TCM for the three months ended September 30, 2011:

•                                          Section 104 Citations:  There were no violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Act for which TCM received a citation from MSHA.

•                                          Section 104(b) Orders:  No orders were issued by MSHA to TCM under section 104(b) of the Mine Act.

•                                          Section 104(d) Citations and Orders:  No citations or orders for unwarrantable failure by TCM to comply with mandatory health or safety standards were issued by MSHA to TCM under section 104(d) of the Mine Act.

•                                          Section 110(b)(2) Violations:  No flagrant violations were issued by MSHA to TCM under section 110(b)(2) of the Mine Act.

•                                          Section 107(a) Orders:  No imminent danger orders were issued by MSHA to TCM under section 107(a) of the Mine Act.

•                                          Proposed Assessments:  The total dollar value of proposed assessments from MSHA under the Mine Act was $334.

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

•                                          Pending Legal Actions:  TCM currently has one pending legal action before the Federal Mine Safety and Health Review Commission to contest one citation.  The proposed assessment relating thereto is $334.

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

*101

The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.†

*                                         Filed herewith.

†                                          Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMPSON CREEK METALS COMPANY INC.
Registrant

November 7, 2011	/s/ Kevin Loughrey
Date	KEVIN LOUGHREY,
Chairman, Chief Executive Officer and Director

November 7, 2011	/s/ Pamela L. Saxton
Date	PAMELA L. SAXTON,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)