Form 10-K
period 2011-12-31
Thompson Creek Metals CO Inc.
filed 2012-02-27
CIK 1415020

Use these links to rapidly review the document
TABLE OF CONTENTS1
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

          As of February 27, 2012, there were 168,065,112 shares of the registrant's common stock, no par value, outstanding.

          As of June 30, 2011, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common equity held by non-affiliates was approximately $1.4 billion, based on the closing price of the registrant's common stock on such date as reported on the New York Stock Exchange. For purposes of this calculation, shares of common stock held by executive officers, directors and holders of greater than 5% of the registrant's outstanding common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2012 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2011.

Thompson Creek Metals Company Inc.

Reporting Currency, Financial and Other Information

        All dollar amounts in this report are expressed in United States dollars ("US$"), unless otherwise indicated. Canadian currency is denoted as "C$." Financial information is presented in accordance with accounting principles generally accepted in the United States ("US GAAP"). Please refer to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

        References to "we," "our" and "us" mean Thompson Creek Metals Company Inc., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Additional information on us is available on EDGAR at www.sec.gov or on SEDAR at www.sedar.com.

Statement Regarding Forward-Looking Information

        Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and applicable Canadian securities legislation. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Items 1 and 2, Business and Properties, Item 1A, Risk Factors, and Items 7 and 7A, Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure About Market Risk. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1A, Risk Factors and elsewhere in this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEMS 1. AND 2.    BUSINESS AND PROPERTIES

GENERAL

        We are a growing, diversified, North American mining company. In 2011, we were the fifth largest producer of molybdenum in the Western world, according to CRU International, and have substantial copper and gold reserves. Our principal producing properties are the Thompson Creek Mine ("TC Mine"), an open-pit molybdenum mine and concentrator in Idaho, a 75% joint venture interest in the Endako Mine, an open-pit molybdenum mine, concentrator and roaster in British Columbia and the Langeloth metallurgical facility in Pennsylvania.

        We are currently in the process of constructing and developing the Mt. Milligan project located in British Columbia, which has been designed to be a conventional truck-shovel open pit mine with a 66,000-ton per day copper flotation processing plant, with estimated average annual production of 81 million pounds of copper and 194,000 ounces of gold, each in concentrate, over the life of the mine.

        We also have a copper, molybdenum and silver exploration project located in British Columbia (the Berg property), an underground molybdenum exploration project located in British Columbia (the Davidson property) and two joint venture exploration projects located elsewhere in Canada, one of which is a lead and zinc project (the Howards Pass property), and the other a gold project (the Maze Lake property).

        Among our principal assets are our ore reserves. At December 31, 2011, consolidated proven and probable reserves for the TC Mine and for our 75% joint venture interest in the Endako Mine totaled 448.8 million pounds of contained molybdenum, with 49.2% of these reserves from the TC Mine and 50.8% from our joint venture interest in the Endako Mine. The consolidated proven and probable reserve estimates for the TC Mine was prepared by the TC Mine staff and verified by Independent Mining Consultants (IMC) using a cut-off grade of 0.030% molybdenum ("Mo"). The consolidated proven and probable reserve estimates for the Endako Mine was prepared by the Endako Mine staff using a cut-off grade of 0.018% Mo. At December 31, 2011, the consolidated proven and probable reserve for Mt. Milligan totaled 2.1 billion pounds of contained copper and 6 million ounces of contained gold. The ore reserve estimate for Mt. Milligan was prepared by IMC. The open pit was optimized at a $4.10/ton net smelter return cut-off value and incorporates costs for milling, plant services, tailing services and general and administrative charges and at $1.60/lb copper, $690/oz gold and 0.85 US$/C$ exchange rate. Please refer to Glossary of Terms below.

        Detailed information regarding our operations and planned exploration projects is found below. See the Glossary of Terms below for the explanation of mining terms used in this report.

        We have three reportable segments: US Operations Molybdenum, Canadian Operations Molybdenum, and Copper-Gold (Development). The US Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the TC Mine and the Langeloth Facility, as well as all roasting and sales of third-party purchased material. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Copper-Gold (Development) segment includes all development expenditures and development site administration from Mt. Milligan. See Note 23 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for information relating to our operating segments.

        The following map sets forth the locations of our mines, development projects and metallurgical facility.

OUR HISTORY

        We are a corporation governed by the Business Corporations Act (British Columbia) ("BCBCA"). We were organized in 2000 as a corporation under the laws of Ontario, Canada and were continued as a corporation under the laws of British Columbia, Canada under the BCBCA, effective July 29, 2008. On October 26, 2006, we acquired Thompson Creek Metals Company USA. On October 20, 2010, we acquired Terrane Metals Corp. ("Terrane"), an exploration and development company in British Columbia, Canada. In acquiring Terrane, we diversified our asset base of primary molybdenum deposits to include copper and gold, from the development of Mt. Milligan, and exploration opportunities in the other properties acquired.

MOLYBDENUM

        We currently produce molybdenum products from our two primary mines and from concentrates purchased from third-party by-product copper production. Our principal products are molybdic oxide (also known as roasted molybdenum concentrate) and ferromolybdenum. These two commodity products account for approximately 80% of our sales. Other products produced by us include high soluble technical oxide, pure molybdenum tri-oxide, and high purity molybdenum disulfide.

        Molybdenum is an important industrial metal principally used for metallurgical applications as a ferro-alloy in steels where high strength, temperature-resistant or corrosion-resistant properties are sought. The addition of molybdenum enhances the strength, toughness, and wear- and corrosion-resistance in steels when added as an alloy. Molybdenum is used in major industries including chemical and petro-chemical processing, oil and gas for drilling and pipelines, power generation, automotive and aerospace. Molybdenum is also widely used in non-metallurgical applications such as catalysts, lubricants, flame-retardants in plastics, water treatment and as a pigment. As a catalyst, molybdenum is used for de-sulfurization of petroleum, allowing high sulfur fuels to meet strict environmental regulations governing emissions. Molybdenum as a high-purity metal is also used in electronics such as flat-panel displays and heat sinks. First end-user segments for molybdenum include:

  •
  Construction steel—37%

  •
  Stainless steel—22%

  •
  Chemicals—15%

  •
  Tool and high-speed steel—9%

  •
  Cast iron—7%

  •
  Molybdenum metal—6%

  •
  Super alloys—4%

MOLYBDENUM SALES AND PRODUCTS

        The world market for molybdenum consumption was 506.4 million pounds in 2010, increasing to 533.9 million pounds in 2011, both as estimated by CRU International. Over the same period, according to Platts Metals Week the average price of molybdenum decreased from $15.72 per pound in 2010 to $15.49 per pound in 2011.

        We have entered into a distributorship and sales agreement appointing an arm's length third-party as our distributor in Asia of up to 20% of all molybdenum produced from the TC Mine for a period of ten years, commencing on January 1, 2007. These sales are made upon mutual agreement, at the prevailing market prices.

        In September 2005, we entered into a sales agreement with respect to the TC Mine, which took effect on January 1, 2008, pursuant to which we agreed to sell a maximum of four million pounds of technical grade molybdic oxide from Phase 6 of the TC Mine (the "Product"), with a cap of one million pounds a year, at a price of not less than $4.50 per pound and not more than $7.50 per pound of molybdenum derived from the Product. Also in September 2005, we agreed with the same party to sell the difference between 10% of molybdenum produced from Phase 6 production and the maximum of four million pounds, estimated to be another four million pounds of molybdenum, at prices to be determined at approximately a 10% discount to the market price of molybdenum at the time of shipment with a minimum price of $4.50 per pound of molybdenum. We completed our obligations to make deliveries under these contracts in the fourth quarter of 2011.

        The balance of the sales from the TC Mine is made directly to customers in the United States and throughout the world. These sales are primarily annual agreements for fixed volumes to be priced at the prevailing price upon delivery of the products. A smaller proportion of sales are handled as spot sales against a purchase order for each single transaction.

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

MOLYBDENUM PRICE HISTORY

        The table below shows the high, low and average prices quoted in Platts Metals Week for molybdenum in U.S. dollars per pound for the last 10 years.

	Molybdenum (Dealer oxide Platts Metals Week)
Year	High	Low	Average
2002	8.30	2.40	3.76
2003	7.60	3.28	5.29
2004	33.25	7.20	16.20
2005	40.00	24.00	31.98
2006	28.40	20.50	24.75
2007	34.25	24.30	30.00
2008	34.00	8.25	28.94
2009	18.30	7.70	11.08
2010	18.60	11.75	15.72
2011	18.00	12.60	15.49

        The prices quoted in Platts Metals Week for the week of December 26, 2011 were $13.50 (high), $13.20 (low) and $13.35 (average) per pound of molybdenum for drummed oxide.

MOLYBDENUM PRODUCTS AND USES

        The following table sets forth the principal products and uses of molybdenum and indicates the products of our company.

MINE
ORE
MILLING
HIGH PERFORMANCE MOLYBDENUM DISULFIDE
MOLYBDENUM DISULFIDE CONCENTRATE
LUBRICATING OIL & GREASE ADDITIVES
ROASTING
TECHNICAL GRADE MOLYBDENUM OXIDE
SUBLIMATION
FERRO-MOLYBDENUM REDUCTION
CHEMICAL MANUFACTURING
PURE OXIDE
OXIDE POWDER, BRIQUETTES
FERRO-MOLYBDENUM
AMMONIUM MOLYBDATES
SODIUM MOLYBDATES
OTHER, CARBIDES, SILICIDES
CATALYSTS
PETRO-CHEMICAL
STAINLESS STEEL
ALLOY STEEL
TOOL & HIGH SPEED STEEL
CAST IRONS
FOUNDRIES & STEEL MILLS
CATALYSTS
PETRO-CHEMICAL
CORROSION INHIBITORS
AGRICULTURE MICRONUTRIENTS
PIGMENTS
SURFACE COATINGS
HEALTH MICRONUTRIENTS
CERAMICS
NANO-MATERIALS
REDUCTION
SMOKE SUPPRESSANTS
PIGMENTS
MO METAL
CALCINING
PURE OXIDE
SUPERALLOYS
LIGHTING PRODUCTS
ELECTRONICS
MOLYBDENUM METAL PRODUCTS
HIGH-TEMPERATURE APPLICATIONS
THOMPSON CREEK OPERATIONS

MINERAL RESERVES

        Our Proven and Probable Mineral Reserves are estimated in conformance with the definitions set out in National Instrument 43-101 of the Canadian Securities Administrators ("NI 43-101"). Technical Reports have been filed regarding the disclosure of Mineral Reserves and Mineral Resources for our material properties as required by NI 43-101; namely the TC Mine, the Endako Mine and Mt. Milligan. The Proven and Probable Mineral Reserves are those tonnages contained within economically optimized pits, configured using current and predicted mining and processing methods and related operating costs and performance parameters. We believe that the Mineral Reserves are estimated on a basis consistent with the definition of proven and probable reserves prescribed for use in the U.S. by SEC Industry Guide 7. See Glossary of Terms below.

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

        The QA/QC controls program used in connection with the estimation of our Mineral Reserves consists of regular insertion and analysis of blanks and standards to monitor laboratory performance.

        The following table sets forth the estimated molybdenum Mineral Reserves for the TC Mine and the Endako Mine as of December 31, 2011:

Proven and probable molybdenum ore reserves at December 31, 2011(1)

Mine	Category	Tons	Molybdenum grade	Contained molybdenum
		(millions)	(%)	(millions of pounds)
TC Mine(2),(3)	Proven—Mine	75.2	0.084	126.9
	Proven—Stockpile	1.3	0.078	2.1
	Probable	66.4	0.069	91.9

	Proven + Probable	142.9	0.077	220.9
Endako Mine(4),(5)	Proven—Mine	102.3	0.049	99.4
	Proven—Stockpile	37.4	0.042	31.4
	Probable—Mine	176.4	0.045	159.8
	Probable—Stockpile	17.0	0.039	13.3

	Proven + Probable	333.1	0.046	303.9
Total	Proven			259.8
	Probable			265.0

	Proven + Probable			524.8

(1)
The stated Mineral Reserves estimates have been prepared in accordance with NI 43-101 and are classified in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum's "CIM Definition Standards—For Mineral Resources and Mineral Reserves." Mineral Reserves are equivalent to Proven and Probable Reserves as defined by the SEC Industry Guide 7. Mineral Reserve estimates reflect our reasonable expectation that all necessary permits and approvals will be obtained and maintained. Mining dilution and mining recovery vary by deposit and have been applied in estimating the Mineral Reserves.

(2)
The Mineral Reserve estimate for the TC Mine set out in the table above was prepared by the TC Mine staff, have been verified by John M. Marek, Registered Professional Engineer, of IMC, who

  is a Qualified Person under NI 43-101, and utilized a cut-off grade of 0.030% Mo. Data verification and block model assembly was completed by Michael J. Lechner of Resource Modeling Inc. The TC Mine Mineral Reserve estimate is based on a NI 43-101 technical report prepared for us, entitled "Technical Report Thompson Creek Molybdenum Mine" and dated February 9, 2011 and filed on SEDAR on February 24, 2011.

(3)
The Mineral Reserve at the TC Mine was estimated using an average long-term molybdenum price of $12.00 per pound. The TC Mine has limited ability to expand the pit due to limitations on tailing capacity. Therefore, the final pit design reflects the maximum ore capacity that can be produced in the foreseeable future.

(4)
The Mineral Reserve estimate for the Endako Mine set out in the table above was prepared by the Endako Mine staff, has been verified by Bob Jedrzejczak P. Eng, Mine Superintendent of the Endako Mine, who is a Qualified Person under NI 43-101, and utilized a cut-off grade of 0.018% Mo. The Mineral Reserve is stated on a 100% basis. We own 75% of the Endako Mine. The Endako Mineral Reserve estimate is based on a NI 43-101 technical report prepared for us by John Marek, P.E. of IMC, who is a Qualified Person under NI 43-101, entitled "Technical Report Endako Molybdenum Mine" dated and filed on SEDAR on September 12, 2011.

(5)
The Mineral Reserve at the Endako Mine is based on a designed pit guided by a $13.50 per pound LG optimization run.

        The following tables set forth the estimated copper and gold Mineral Reserves for Mt. Milligan as of December 31, 2011:

Proven and Probable Copper Mineral Reserves at December 31, 2011(1)

Property	Category	Tons	Copper grade	Contained copper
		(millions)	(%)	(millions of pounds)
Mt. Milligan(2),(3)	Proven—Mine	302.7	0.210	1,273
	Probable	229.1	0.187	851

	Proven + Probable	531.8	0.200	2,124
Total	Proven			1,273
	Probable			851

	Proven + Probable			2,124

Proven and Probable Gold Mineral Reserves at December 31, 2011(1),(2)

Property	Category	Tons	Gold grade	Contained gold
		(millions)	(ounces per ton)	(millions of ounces)
Mt. Milligan(2),(3)	Proven—Mine	302.7	0.013	3.87
	Probable	229.1	0.009	2.16

	Proven + Probable	531.8	0.011	6.03
Total	Proven			3.87
	Probable			2.16

	Proven + Probable			6.03

(1)
The stated Mineral Reserves estimates have been prepared in accordance with NI 43-101 and are classified in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum's "CIM Definition Standards—For Mineral Resources and Mineral Reserves." Mineral Reserves are equivalent to Proven and Probable Reserves as defined by the SEC Industry Guide 7. Mineral

  Reserve estimates reflect our reasonable expectation that all necessary permits and approvals will be obtained and maintained. Mining dilution and mining recovery vary by deposit and have been applied in estimating the Mineral Reserves.

(2)
The copper and gold Mineral Reserve estimates for Mt. Milligan set out in the tables above have been prepared by Herbert E. Welhener, MMSA-QPM. of IMC, who is a Qualified Person under NI 43-101. The Mt. Milligan Reserve estimate is based on a NI 43-101 technical report prepared for our wholly owned subsidiary, Terrane, entitled "Technical Report—Feasibility Update Mt. Milligan Property—Northern BC" dated October 13, 2009 and filed on SEDAR on October 13, 2011.

(3)
The open pit was optimized at a $4.10/t NSR cut-off value and incorporates costs for milling, plant services, tailing services and general and administrative charges and at $1.60/lb copper, $690/oz gold and 0.85 U.S.$/C$ exchange rate.

Reconciliation of year-end 2011 and 2010 proven and probable molybdenum mineral reserves(1)

	Contained molybdenum	Pounds
	(millions of pounds)	(% of opening)
December 31, 2010	533.7	100%
Depletion(2)(3)	(32.6)	(6)%
Revisions and additions(4)(5)	23.7	4%

December 31, 2011	524.8	98%

(1)
The reconciliations set out in the table above were prepared by the Endako and TC Mine staff under the supervision of Qualified Persons under NI 43-101.

(2)
Reserves mined and processed in 2011.

(3)
Depletion of the reserves for the Endako Mine is calculated for the period between June 1, 2011 and December 31, 2011 (inclusive), with June 1, 2011 being the cut-off date of the current block model. Depletions between January 1, 2011 and May 31, 2011 for the Endako Mine (inclusive) are incorporated into the "Revisions and additions" line item.

(4)
Revisions and additions due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries.

(5)
Revisions and additions for the Endako Mine represent the net of the depletion of the reserves due to mining during the period between January 1, 2011 and May 31, 2011 (inclusive), and the changes to the reserves due to a re-evaluation of the life of mine plan, as reflected in the NI 43-101 technical report prepared for us by John Marek, P.E. of IMC, who is a Qualified Person under NI 43-101, entitled "Technical Report Endako Molybdenum Mine" dated and filed on SEDAR on September 12, 2011.

Reconciliation of Mineral Reserves as shown under NI 43-101 and under SEC Industry Guide 7

        As Mineral Reserves are reported under both NI 43-101 and SEC Industry Guide 7 standards, it is possible for Mineral Reserve figures to vary between the two standards due to the differences in reporting requirements under each standard. For example, NI 43-101 has a minimum requirement that Mineral Reserves be supported by a pre-feasibility study, whereas SEC Industry Guide 7 requires support from a detailed feasibility study that demonstrates that economic extraction is justified.

        For the Mineral Reserves at December 31, 2011, there is no difference between the Mineral Reserves as disclosed under NI 43-101 and those disclosed under SEC Industry Guide 7, and therefore no reconciliation is provided.

NON-RESERVES—MEASURED AND INDICATED MINERAL RESOURCES

Cautionary note to U.S. investors concerning estimates of Measured and Indicated Mineral Resources

        This section uses the terms "Measured Mineral Resources" and "Indicated Mineral Resources." We advise U.S. investors that, while those terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them. U.S. investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into Mineral Reserves.

        The Measured and Indicated Mineral Resources, which are reported in this Form 10-K, do not include that part of our Mineral Resources that have been converted to Proven and Probable Mineral Reserves as shown above, and have been estimated in compliance with definitions set out in NI 43-101. We have filed Technical Reports regarding the disclosure of Mineral Reserves and Mineral Resources for the TC Mine, the Endako Mine and Mt. Milligan as required by NI 43-101 regulations. See "Glossary of terms."

        The total Measured and Indicated Mineral Resources for all properties have been estimated at variable economic cut-off grades based on the metal prices provided below, and on economic parameters deemed realistic. The economic cut-off grades for Mineral Resources are lower than those for Mineral Reserves and are indicative of the fact that the Mineral Resource estimates include material that may become economic under more favorable conditions, including increases in metal prices.

        The following tables summarize our estimated non-reserves—Measured and indicated mineral resources at December 31, 2011:

Measured and indicated molybdenum mineral resources at December 31, 2011(1),(2),(3)

	Measured		Indicated		Measured & indicated
Property	Tons	Molybdenum grade	Tons	Molybdenum grade	Tons	Molybdenum grade
	(millions)	(%)	(millions)	(%)	(millions)	(%)
TC Mine(4)	25.3	0.040	34.0	0.050	59.4	0.046
Endako Mine(5)	18.9	0.029	44.3	0.031	63.2	0.030
Berg Property(6)	58.8	0.030	499.0	0.038	557.8	0.037

Total 2011	103.0	0.032	577.3	0.038	680.4	0.037

Measured and indicated copper mineral resources at December 31, 2011(1),(2),(3)

	Measured		Indicated		Measured & indicated
Property	Tons	Copper grade	Tons	Copper grade	Tons	Copper grade
	(millions)	(%)	(millions)	(%)	(millions)	(%)
Mt. Milligan(7)	66.1	0.14	181.1	0.15	247.2	0.15
Berg Property(6)	58.8	0.48	499.0	0.28	557.8	0.30

Total 2011	124.9	0.30	680.1	0.24	805.0	0.25

Measured and indicated gold mineral resources at December 31, 2011(1),(2),(3)

	Measured		Indicated		Measured & indicated
Property	Tons	Gold grade	Tons	Gold grade	Tons	Gold grade
	(millions)	(opt)	(millions)	(oz/ton)	(millions)	(oz/ton)
Mt. Milligan(7)	66.1	0.006	181.1	0.006	247.2	0.006

Measured and indicated silver mineral resources at December 31, 2011(1),(2),(3)

	Measured		Indicated		Measured & indicated
Property	Tons	Silver grade	Tons	Silver grade	Tons	Silver grade
	(millions)	(oz/ton)	(millions)	(oz/ton)	(millions)	(oz/ton)
Berg Property(6)	58.8	0.131	499.0	0.108	557.8	0.110

(1)
The Mineral Resources were estimated in accordance with the definitions and requirements of NI 43-101. The Mineral Resources are equivalent to Mineralized Material as defined by the SEC Industry Guide 7.

(2)
The Mineral Resources are not included in and are in addition to the Mineral Reserves described above.

(3)
Mineral Resources are shown on a 100% basis. We own 75% of the Endako Mine.

(4)
The Mineral Resources for the TC Mine were estimated using optimized pit shells at a molybdenum price of $15.00 per pound. The Qualified Person, as defined under NI 43-101, for the estimation of Mineral Resources was John M. Marek, P.E., of IMC. The TC Mine Mineral Resource estimate is based on a NI 43-101 technical report prepared for us, entitled "Technical Report Thompson Creek Molybdenum Mine" dated February 9, 2011 and filed on SEDAR on February 24, 2011.

(5)
The Mineral Resources for the Endako Mine were estimated using optimized pit shells at a molybdenum price of $16.50 per pound. Other than metal price, the same pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral Resources. The Qualified Person, as defined under 43-101, for the estimation of Mineral Resources was John M. Marek, P.E., of IMC. The Endako Mineral Resource estimate is based on a NI 43-101 technical report prepared for us, entitled "Technical Report Endako Molybdenum Mine" dated and filed on SEDAR on September 12, 2011.

(6)
The Mineral Resources estimate for the Berg Property was reported using a 0.30% copper equivalent cut-off, with copper equivalency defined using metal prices of $1.60/lb copper, $10/lb molybdenum, and $10/oz silver, taking into account metallurgical recoveries. Resources are reported to a maximum depth of 450 meters (1,476.38 feet) below surface. The Berg Mineral Resource was completed by Darin Labrenz, P.Geo, our former Director of Exploration, who is a Qualified Person under NI 43-101. The Berg Mineral Resources estimate is based on a NI 43-101 technical report prepared for our wholly owned subsidiary Terrane, entitled, "2009 Mineral Resource Estimate on the Berg Copper Molybdenum Silver Property, Tahtsa Range, British Columbia" dated June 26, 2009 and filed on SEDAR on October 13, 2011.

(7)
The Mineral Resources estimates for Mt. Milligan set out in the table above have been prepared by Herbert E. Welhener, MMSA-QPM., of IMC. The resources are contained within an open pit shell that was optimized at a $4.10/t NSR cut-off value and incorporates costing for milling, plant services, tailing services and general and administrative charges and at $2.00/lb copper, $800/oz gold and $0.85 U.S. dollar/Canadian dollar exchange rate. The Mt. Milligan Resource estimate is based on a NI 43-101 technical report prepared for our wholly owned subsidiary, Terrane, entitled

  "Technical Report—Feasibility Update Mt. Milligan Property—Northern BC" and dated October 13, 2009 and filed on SEDAR on October 13, 2011.

  NON-RESERVES—INFERRED MINERAL RESOURCES

  Cautionary note to U.S. investors concerning estimates of Inferred Mineral Resources

          This section uses the term "Inferred Mineral Resources." We advise U.S. investors that while this term is recognized and required by NI 43-101, the SEC does not recognize it. "Inferred Mineral Resources" have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of Inferred Mineral Resources will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of Inferred Mineral Resources cannot form the basis of feasibility or other economic studies. U.S. investors are cautioned not to assume that part or all of the Inferred Mineral Resource exists, or is economically or legally mineable.

          The Inferred Mineral Resources have been estimated in compliance with definitions defined by NI 43-101 and Technical Reports have been filed for the reporting of Mineral Resources and Mineral Reserves for the TC Mine and the Endako Mine, Mt. Milligan, and the Berg and Davidson properties. See "Glossary of terms."

          The following tables summarize estimated non-reserves—Inferred Mineral Resources as of December 31, 2011:

  Inferred resources—molybdenum(1),(2)

Property	Tons	Molybdenum grade
	(millions)	(%)
TC Mine(3)	2.7	0.043
Endako Mine(4)	54.1	0.035
Berg Property(5)	159.4	0.033

  Inferred resources—copper(1)

Property	Tons	Copper grade
	(millions)	(%)
Mt. Milligan(6)	22.6	0.15
Berg Property(5)	159.4	0.23

  Inferred resources—gold(1)

Property	Tons	Gold grade
	(millions)	(opt)
Mt. Milligan(6)	22.6	0.006

  Inferred resources—silver(1)

Property	Tons	Silver grade
	(millions)	(opt)
Berg Property(5)	159.4	0.073

(1)
The Inferred Mineral Resources were estimated in accordance with the definitions and requirements of NI 43-101. Inferred Mineral Resources are not recognized by the SEC.

(2)
Inferred Mineral Resources are shown on a 100% basis. We own 75% of Endako Mine.

(3)
The Inferred Mineral Resources for the TC Mine were estimated using optimized pit shells at a molybdenum price of $15.00 per pound. The Qualified Person, as defined under NI 43-101, for the estimation of Mineral Resources was John M. Marek, P.E., of IMC. The TC Mine Inferred Mineral Resource estimate is based on a NI 43-101 technical report prepared for us, entitled "Technical Report Thompson Creek Molybdenum Mine" dated February 9, 2011 and filed on SEDAR on February 24, 2011.

(4)
The Inferred Mineral Resources for the Endako Mine were estimated using optimized pit shells at a molybdenum price of $16.50 per pound. Other than metal price, the same pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral Resources. The Endako Inferred Mineral Resource was updated by Endako Mine staff to reflect the Inferred Resources removed during mining operations within the period from June 1, 2011 to December 31, 2011 (inclusive), has been verified by Bob Jedrzejczak P. Eng, Mine Superintendent of the Endako Mine, who is a Qualified Person under NI 43-101, and is based on a NI 43-101 technical report prepared for us, entitled "Technical Report Endako Molybdenum Mine" dated and filed on SEDAR on September 12, 2011.

(5)
The Inferred Mineral Resource estimate for the Berg Property is reported using a 0.30% copper equivalent cut-off, with copper equivalency defined using metal prices of $1.60/lb copper, $10/lb molybdenum, and $10/oz silver, taking into account metallurgical recoveries. Resources are reported to a maximum depth of 450 meters (1,476.38 feet) below surface. The Berg Mineral Resource was completed by Darin Labrenz, P.Geo., our former Director of Exploration, who is a Qualified Person under NI 43-101. The Berg Mineral Resource estimate is based on a NI 43-101 technical report prepared for our wholly owned subsidiary, Terrane, entitled "2009 Mineral Resource Estimate on the Berg Copper-Molybdenum-Silver Property, Tahtsa Range, British Columbia" dated June 26, 2009 and filed on SEDAR on October 13, 2011.

(6)
The Mineral Resource estimates for Mt. Milligan set out in the table above have been prepared by Herbert E. Welhener, MMSA-QPM., of IMC. The resources are contained within an open pit shell that was optimized at a $4.10/t NSR cut-off value and incorporates costing for milling, plant services, tailing services and general and administrative charges and at $2.00/lb copper, $800/oz gold and 0.85 U.S. dollar/Canadian dollar exchange rate. The Mt. Milligan Resource estimate is based on a NI 43-101 technical report prepared for our wholly owned subsidiary, Terrane, entitled "Technical Report—Feasibility Update Mt. Milligan Property—Northern BC" dated October 13, 2009 and filed on SEDAR on October 13, 2011.

MINES

        The following tables set out certain operating and production data for each of the periods indicated:

Summary operating data

	Years ended December 31,
	2011	2010	2009	2008	2007
Mined (000's ore tons)
TC Mine	7,610	10,343	7,174	11,860	7,340
Endako Mine (75%)	12,623	10,342	8,226	11,039	8,266

Total Mined	20,233	20,685	15,400	22,899	15,606

Milled (000's tons)
TC Mine Material (mined)	10,398	10,128	7,591	10,063	8,870
Endako Mine (75%)	8,806	8,413	8,068	8,902	8,109

Total Milled	19,204	18,541	15,659	18,965	16,979

Summary production data

	Years ended December 31,
	2011	2010	2009	2008	2007
Mined (000's lb)
TC Mine	21,368	25,071	17,813	16,765	9,269
Endako Mine (75%)	6,977	7,506	7,447	9,280	7,097

Total Mined Production(1)	28,345	32,577	25,260	26,045	16,366

Cash cost ($/lb produced)
TC Mine	$6.66	$5.20	$5.72	$7.75	$10.91
Endako Mine (75%)	$11.86	$8.89	$6.13	$7.15	$8.89

Total average cash cost ($/lb produced)(2)	$7.94	$6.07	$5.84	$7.54	$10.03

Processed (000's lb)
Langeloth Facility:
Molybdenum Sold from Purchased Product	8,245	7,855	4,683	10,681	11,492
Toll Roasted and Upgraded Molybdenum Processed	7,071	5,703	3,841	5,262	13,070
Roasted Metal Products Processed	17,090	18,334	10,030	23,170	27,698

(1)
Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide from our share of the production from the mines; excludes molybdenum processed from tolled and purchased products.

(2)
Weighted-average of TC Mine and Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes the effect of purchase price adjustments, the effects of changes in inventory, corporate allocations, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for the TC Mine, which only produces molybdenum sulfide on site, includes an estimated molybdenum loss, an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs to the Langeloth Facility.

  Properties net book value

          At December 31, 2011, net book values of our properties were as follows:

Property	Net book value
(US$ millions)
TC Mine	$198.3
Endako	694.2
Mt. Milligan	1,314.4
Berg property	38.4
Maze Lake property	3.0
Howards Pass property	9.4
Langeloth Facility	95.0
Davidson property	0.2
Corporate and other	6.5

Total	$2,359.4

          Following are descriptions of our mining operations.

  TC Mine

          The TC Mine operates an open pit molybdenum mine and concentrator located approximately 30 miles southwest of the town of Challis, Idaho. The TC Mine is accessible by scheduled air carrier into Idaho Falls, Sun Valley and Boise, Idaho. Vehicle access to the mine is available by highway and gravel roads from each of these cities.

          The TC Mine land holdings are comprised of 1,589 patented and unpatented lode, mill site and placer claims along with fee owned property totaling approximately 24,600 acres. All current ore reserves are located on patented mineral claims and are not expected to be subject to any U.S. federal government royalties that may be enacted in the future. Approximately 50% of the mineral claims are located within the boundaries of the Salmon-Challis National Forest, with the remaining 50% located within the perimeter of land managed by the United States Bureau of Land Management. The current fee paid by us to the Bureau of Land Management to maintain the unpatented claims is approximately $155,000 annually and the fees for the current assessment year have been paid. State and county property taxes paid by Thompson Creek for 2011 amount to $808,000. Currently there is no mining taking place on property that requires the payment of a royalty.

          The operation consists of an open pit mine, ore crusher and conveyer system, mill and concentrator, tailings and containment dam and support facilities. Open pit mining began at the TC Mine in 1983 and has an estimated production through the year 2026. Material mined from the TC Mine is treated at a processing plant on site, and concentrate material is transported to the Langeloth Facility (described below). Electric power is provided to the site by the Salmon River Electric Co-op through a 24.7 mile 230 kV power line to the South Butte Substation, then by a 2.6 mile 69 kV line to the mill site. Both of these lines are owned by the TC Mine. Fresh water for the TC Mine is pumped from the Salmon River.

  History

          The TC Mine deposit was discovered in 1968 by Cyprus Minerals Corporation ("Cyprus"). Surface exploration, diamond and reverse circulation were done by Cyprus. Cyprus started construction of the mine in 1981, with full production beginning in 1983 and continuing until 1992 when operations were suspended due to depressed molybdenum prices. In 1993, we purchased the mine and resumed operations in 1994, which has continued to the present. The mine operated continuously from 1994 through the present, however, production was reduced during 2008 and 2009 due to reduced demand for molybdenum during that period.

  Geology, Deposit Types and Mineralization

          The TC Mine porphyry molybdenum deposit is located near the fault intersection of two geologic provinces: continental, arc-related intrusive rocks of the late Cretaceous Idaho Batholith (the "Idaho Batholith") are exposed to the west of the mine, while complexly deformed Palaeozoic metasedimentary rocks are dominant to the east. The Idaho Batholith is a multi-phase, long-lived intrusion with a granitic to granodioritic composition. In western Idaho, the Idaho Batholith is separated by outcrops of significantly older metasedimentary rocks (such as the Middle Proterozoic Belt Supergroup). Palaeozoic metasedimentary rocks form the wall-rock portions of the TC Mine deposit. Syngenetic stratiform base-metal mineralization is locally developed in some of these Palaeozoic units. The majority of the TC Mine deposit is hosted within the igneous rocks of the TC Mine intrusive complex, with minor amounts found in the metasediments.

          The TC Mine deposit is a member of a class of mineral deposits known as the porphyry molybdenum type. Porphyry molybdenum deposits have been divided into two subtypes called the Climax-type and the Endako-type. The TC Mine belongs in the latter category. In contrast to the rift-related Climax-type deposits, the Endako-type deposits are formed by subduction-related processes (described above).

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

  Exploration

          Off-site exploration core drilling totaled 10,166 feet in 4 holes and on-site exploration (peripheral to and outside of the current mine infrastructure) core drilling totaled 11,948 feet in 6 holes during the 2011 field season. Surface mapping and sampling was performed on both off-site and on-site projects with emphasis on site definition of exploration drill targets. Permit filings for future exploration drill site preparations and disturbance were filed with the United States Forest Service and the Bureau of Land Management. Compilation and evaluation of the 2011 exploration data will be completed in early 2012.

          The TC Mine will have a limited 2012 exploration program consisting of surface mapping and sampling outside of the current mine infrastructure; site definition of exploration drill targets; and permit filings with the USFS/BLM for future exploration drill site preparation.

  Endako Mine

          The Endako Mine is an open pit molybdenum mine, concentrator and roaster located 118 miles west of Prince George, British Columbia with an estimated life-of-mine of approximately 16 years. In the third quarter of 2009, our Board of Directors approved the resumption of the mill expansion project at the Endako Mine, which was postponed in late 2008. The mill expansion project includes the construction of a new, modern mill, and raised ore-processing capacity from 31,000 tons per day to 55,000 tons per day. Annual molybdenum production from the new mill is expected to be approximately 15 to 16 million pounds, of which our 75% share would be approximately 11 to 12 million pounds. Commissioning of the new Endako mill is now complete and commercial production was achieved on February 1, 2012. The construction of the regrind circuit for the new mill is still in process and is expected to be completed by the end of the first quarter of 2012. In the interim, we continue to use the cleaner and regrind circuit in the old mill. The Endako Mine is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle west on a paved highway for 105 miles, then south on the Endako Mine road for an additional 6.8 miles.

          The Endako Mine is operated as a joint venture (the "Endako Mine Joint Venture") between Thompson Creek Mining Ltd. ("TCML"), one of our subsidiaries, which holds a 75% interest, and Sojitz Moly Resources, Inc. (formerly named Nissho Iwai Moly Resources, Inc. (Canada)) ("Sojitz"), which holds the remaining 25% interest. See "Endako Mine Joint Venture" below for further details regarding the Endako Mine Joint Venture. The property is currently comprised of a contiguous group of 68 mineral tenures containing 43 claims and 25 leases, covering approximately 24,159 acres. In addition, the Endako Mine Joint Venture holds surface rights to a portion of the mine site area. The mineral leases are subject to annual fees, and the mineral claims are subject to exploration expenditure obligations. We may choose to pay annual fees in lieu of exploration expenditures. All mineral claims are in good standing, and expiry dates range from July 2012 to February 2016. We expect to renew such mineral claims in the ordinary course.

          The Endako Mine deposit is divided into four named areas: Northwest, Denak West, Denak East and Endako. Mining is in progress or has occurred in the Endako and both Denak areas. The Northwest zone is yet to be produced. The property contains processing facilities, waste dumps and tailings disposal areas. There are no royalties, back-in rights, encumbrances on title or other agreements, other than the agreement governing the Endako Mine Joint Venture. The infrastructure at the Endako Mine includes a 55,000 ton per day concentrator, a 40,000 to 45,000 pound per day roaster, a non-operating roaster, tailings and reclaim water ponds, a crushing plant, an administrative building, a warehouse, a change house, a first aid station, a laboratory, a garage and other shops. The power supply of the site is provided by a 5.3 mile, 69 kV power line owned by B.C. Hydro from a nearby substation. Water for the milling process is re-circulated from the tailings facility while make-up water is pumped from François Lake, located nearby.

  Endako Mine joint venture

          The Endako Mine Joint Venture was formed on June 12, 1997 pursuant to the terms of the Exploration, Development and Mine Operating Agreement between TCML and Sojitz (the "Endako Mine Joint Venture Agreement"). We have been appointed manager of the Endako Mine Joint Venture with overall management responsibility for operations. In addition, there is a management committee (the "Management Committee"), which consists of three members appointed by us and two members appointed by Sojitz, with each of us and Sojitz having votes on the Management Committee in proportion to our participating interests. A decision of the majority of the participating interest is binding on the Management Committee, except for the following, which require unanimous agreement of the Management Committee: (i) disposition of all or a substantial portion of the Endako Mine assets; (ii) contracts with affiliates over $500,000 or sales of product to our affiliates or affiliates of Sojitz; (iii) compensation for management of the business; (iv) modification of the Endako Mine Joint Venture Agreement; (v) any change in business purpose; (vi) any modifications or replacements to the production plan as set out in the Endako Mine Joint Venture Agreement; (vii) investment in other companies; (viii) any borrowing by the joint venture or loan to any third party or any guarantee; (ix) changes in the manager, other than by reasons of default; and (x) except in the case of emergency or unexpected expenditures, a discretionary capital expenditure in excess of $1.0 million.

          Pursuant to the Endako Mine Joint Venture Agreement, neither we nor Sojitz can transfer any part of our respective interests in any Endako Mine assets or the Endako Mine Joint Venture Agreement, except that either party may transfer to a third party an interest in its participating interests, subject to certain limitations. Any such transfer is subject to a pre-emptive right of the other party.

          In December 2011, we entered into an agreement with Sojitz pursuant to which the parties agreed that Sojitz will pay 12.5% of the cost of the Endako Expansion Project between approximately C$548 million and C$650 million and that its 25% interest in the Endako Mine would remain unchanged. If the cost of the Endako expansion project exceeds C$650 million, Sojitz agreed it would fund 25% of such excess up to C$675 million, and its share of any amounts above C$675 million would need to be negotiated. This agreement settled a dispute between the parties regarding the parties' respective obligations to fund the total capital cost of the project.

  History

          The Endako Mine deposit was discovered in 1927 by local hunters. Minor underground exploration work took place in subsequent years. In 1962, R&P Metals Corporation Ltd. began a diamond drilling program to evaluate the discovery and, based on the exploration results, incorporated a company named Endako Mines Ltd.

          Canadian Exploration Limited, a wholly owned subsidiary of Placer Development Ltd. (which became Placer Dome Inc.) ("Placer"), entered into an option agreement with Endako Mines Ltd. in August 1962 and continued exploration on the property.

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

          The mine and mill were re-opened in 1986, and by 1989 production reached approximately 31,000 tons per day. In June 1997, the parties to the Endako Mine Joint Venture purchased the Endako Mine from Placer.

  Geology, Deposit Types and Mineralization

          The Endako Mine deposit is located within the intermontane morphology/tectonic belt of British Columbia, Canada. The Endako Mine molybdenite deposit is hosted in the Endako quartz monzonite intrusive, a phase of the middle to late Jurassic François Lake Intrusions that form a large composite batholith. The deposit is genetically associated with the terminal stages of magmatic activity, represented by intrusion of the Casey monzogranite.

          Molybdenite is the primary metallic mineral on the Endako Mine property. Minor pyrite, magnetite and chalcopyrite, and traces of sphalerite, bornite, specularite and scheelite are also present. Single occurrences of beryl and bismuthinite have been reported. Molybdenite occurs in two types of veins. Large veins (up to 4 feet wide) contain laminae and fine disseminations of molybdenite. The second vein type occurs as stockworks adjacent to the major veins in the form of fine fracture-fillings and veinlets of quartz-molybdenite. Pyrite is most abundant along the southern margin of the zone of molybdenum mineralization.

  Exploration

          In 2011, Endako Mines had an active exploration drilling program that operated two diamond drill rigs from April to September. A total of 32,949 ft in 50 holes was completed to further extend known mineralization northwest of current pits. Additionally, a total of 29,015 ft was completed in 22 holes from the north and south wall of the Endako Pit defining additional reserves. Additionally, a total of 9,370 ft from 17 holes was completed on the option ground with Georgia West Resources.

          There is no exploration program planned for 2012 on Endako Mines land tenure. Review of the 2011 data from the Georgia West Option may indicate that we will extend the Option to a second year, requiring a $500,000 exploration program on the Option ground. If optioned for a second year, the program would consist of approximately 10,000 ft of diamond drilling.

  DEVELOPMENT PROJECTS

  Mt. Milligan

          In October 2010, we acquired the Mt. Milligan project as part of the Terrane acquisition and are currently in the process of constructing and developing the Mt. Milligan project located in British Columbia, which has been designed to be a conventional truck-shovel open pit mine with a 66,000 ton per day copper flotation processing plant, with estimated average annual production of 81 million pounds of copper and 194,000 ounces of gold, each in concentrate, over the life of the mine. Construction and development of the Mt. Milligan project remained on schedule in 2011 with commissioning and start-up expected to commence in the third quarter of 2013, and commercial production of copper and gold expected in the fourth quarter of 2013. The mine at Mt. Milligan has an estimated life-of-mine of approximately 22 years.

          Mt. Milligan is located within the Omenica Mining Division in North Central British Columbia, approximately 96 miles northwest of Prince George, 53 miles north of Fort St. James and 59 miles west of Mackenzie. Mt. Milligan is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle from the east via Mackenzie on the Finlay Philip Forest Service Road and the North Philip Forest Service Road, and from the west via Fort St. James on the North Road and Rainbow Forest Service Road. Road travel to the Mt. Milligan property site is 482 miles from Prince Rupert and 158 miles from Prince George. The forestry-based communities of Mackenzie and Fort St. James are within daily commuting distance of the Mt. Milligan site, and both of these communities are serviced by rail. Low-cost hydroelectric power is available and we have completed the construction of a 57-mile power line.

          Mt. Milligan includes 101 claims and one mining lease with a combined area of 114,339 acres. The single mining lease was issued to Terrane on September 9, 2009 and requires lease payments of $51,380, due annually on September 9. Mineral claims are subject to exploration expenditure obligations or we may choose to pay annual fees in lieu of exploration expenditures. All mineral claims are in good standing and expiry dates range from April 2012 to December 2012. We expect to renew such mineral claims in the ordinary course.

          A royalty equivalent to a 2% net smelter return royalty, commencing in the third year of commercial production, is payable to a previous owner of the property. The royalty holder, H.R.S. Resources Corp., has the right to receive annual advances of C$20,000, first payable on or before December 31, 1994, and on each anniversary after the first advance until the commencement of commercial production, which payments have been maintained. We have a right of first refusal on any proposed disposition of the net smelter return royalty by H.R.S. Resources Corp. We have also agreed to make certain payments to an aboriginal group over the course of the life of mine. The terms of the agreement under which we have agreed to make these payments are confidential.

          In December 2011, we entered into an amended and restated gold stream agreement with Royal Gold, Inc. pursuant to which Royal Gold has the right to purchase an aggregate of 40% of the payable ounces of gold produced from Mt. Milligan for an aggregate investment in the project by Royal Gold of $581.5 million, plus the lower of $435 per ounce or the prevailing market rate when the gold is delivered (the "Gold Stream Transaction").

  History

          Limited exploration activity on Mt. Milligan was first recorded in 1937. In 1984, prospector Richard Haslinger and BP Resources Canada Limited ("BP Resources") located claims on the site. In 1986, Lincoln Resources Inc. ("Lincoln") optioned the claims and in 1987 completed a diamond drilling program that led to the discovery of significant copper-gold mineralization. In 1991, Placer acquired Mt. Milligan from the joint-venture partners, resumed exploration drilling, completed a pre-feasibility study and applied for provincial and federal approvals to develop the project. These approvals expired in 2003. Barrick Gold Corporation purchased Placer in 2006 and sold its Canadian assets to Goldcorp Inc., which then in turn sold Mt. Milligan to Atlas Cromwell. Atlas Cromwell then changed its name to Terrane Metals Corp. In October 2010, we acquired Terrane and the Mt. Milligan project.

  Geology, Deposit Types and Mineralization

          Mt. Milligan is a tabular, near-surface, alkalic copper-gold porphyry deposit that measures some 1.6 miles north-south, 1 mile east-west and is more than 1,300 feet thick. It consists of two principal deposits, the Main deposit and Southern Star deposit. The Main deposit includes four contiguous zones: MBX, WBX, DWBX and 66, all of which are spatially associated with the MBX monzonite stock and Rainbow Dyke. The Southern Star deposit is centered on a monzonite stock of the same name and is some 1,640 feet south of the Main deposit.

          Mineralization consists primarily of chalcopyrite with lesser bornite and magnetite in areas of potassic alteration, and pyrite in areas of propylitic alteration. In the main deposit, mineralization is best developed in areas of potassic alteration, where copper and gold grades are related to chalcopyrite. The highest gold grades in the 66 zone are related to pyrite mineralization.

  Exploration

          An 18,339-ft core drilling program was completed in 2011 to follow-up previous holes drilled into the footwall of the WBX and other stocks, where potential Au-Cu mineralization was indicated at depth. A total of eight holes were drilled, testing primarily for down-faulted blocks of mineralized rock below the western portion of the current deposit and pit limits. An additional 2,845 feet of core was drilled in ten holes to provide new samples for metallurgical test work. A minimum of six holes for 4,000 meters are designed to further delineate the mineralized zones below the current pit limits. This drilling is currently scheduled for 2013. There is no exploration activity planned at Mt. Milligan for 2012.

  EXPLORATION PROPERTIES

  Berg property

          The Berg property is an exploration-stage property that is located in the Omineca Mining Division within the Tahtsa Ranges of west-central British Columbia, approximately 52 miles southwest of Houston and 14 miles northwest of the Huckleberry Mine. The Berg property is comprised of 107 mineral claims and one mining lease centered at 53° 48' North Latitude and 127° 26' West Longitude for a total of 106,232 acres.

          The Berg property is 100% owned by us with a 1% net smelter return royalty to Royal Gold on eight of the mineral claims, including those which host the deposit on the Berg property. All mineral claims are in good standing and good to dates ranging from August 2012 to November 2021. Mineral claims are subject to exploration expenditure obligations or we may choose to pay annual fees in lieu of exploration expenditures.

          Drilling on the property was initiated by Kennecott in 1965, and this led to the delineation of two main mineralized zones. In 1972, exploration and development of the Berg property were taken over by another owner under agreement with Kennecott, and by 1980, a total of 119 diamond drill holes for 66,036 feet had been completed on the Berg property. In 2007 and 2008, Terrane carried out aggressive diamond drill programs totaling 75,290 feet in 60 holes designed to confirm the results of previous work and define the resource with infill and step-out drilling, particularly below the historic resource, and provide fresh material for metallurgical test work. In 2011, we commissioned additional exploration and drilling delineation to support an advanced scoping study. The 2011 drilling program included 10,678 meters of drilling (35,024 feet). The scoping study is expected to be completed in the first half of 2012.

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

          The Davidson property is an early-stage exploration property and further work on the Davidson property will be deferred until an evaluation of the Berg property is completed.

  Howards Pass property

          The Howards Pass property is an early-stage exploration project that is located along the Yukon Territory-Northwest Territories border in Canada. Between 1972 and 1982, a joint venture between Placer and United States Steel Corporation ("US Steel") (51% Placer / 49% US Steel) identified significant zinc and lead mineralization on the Howards Pass property. In 2005, Placer and US Steel optioned 100% of the property to Selwyn Resources Ltd (formerly Pacifica Resources Ltd). Selwyn Resources Ltd. is required to make C$10 million in option payments over a seven year period, undertake C$3.5 million in work commitments (completed) and grant a 1% net smelter return royalty and a 20% net profits interest (capped at C$10 million) to the joint venture partners. In our acquisition of Terrane, we acquired former Placer's interest in the Howards Pass property. Upon exercise of the option by Selwyn, we would hold a 0.51% net smelter return royalty and a 10.2% net profits interest (capped at C$5.1 million) and would receive a remaining C$1.79 million in option payments.

  Maze Lake property

          The Maze Lake property is an early-stage gold exploration project, located in the Kivalliq District of Nunavut in Canada, 56 miles southwest of Rankin Inlet and 28 miles west of Whale Cove, both on Hudson Bay which was acquired by Terrane following the discovery of a 30 km long gold train was identified by regional till sampling in 2000. The Maze Lake property consists of three Inuit Owned Lands Mineral Exploration Agreements with a total area of 30,663 acres.

          On May 15, 2008, Terrane formed a joint venture (the "MLJV") with Laurentian Goldfields Ltd. Upon formation of the MLJV, Terrane contributed its Maze Lake mining interests to the MLJV in return for a 43% interest in the MLJV. The Maze Lake Property is operated through the MLJV under which the joint venture participants are bound by a contractual agreement establishing joint control over the joint venture. We record our proportionate share of assets, liabilities and operating costs of the joint venture. Should our interest in the MLJV decline below 10%, its interest converts to a 2% net smelter return royalty and the MLJV is terminated. Laurentian Goldfields Ltd. acts as the operator of the MLJV. Future exploration work will be proposed by the MLJV operator and will be considered by us.

  OTHER PROPERTIES

  Langeloth Facility

          The Langeloth Facility is located in Langeloth, Pennsylvania, approximately 25 miles west of Pittsburgh. The facility receives MoS2 concentrate from the TC Mine and purchased and tolled concentrate from various third-party operations.

          Four multiple-hearth furnaces are used for the conversion (roasting) of molybdenum disulfide concentrate into technical grade molybdenum oxide. The oxide can be sold or upgraded at the plant to briquettes, pure molybdenum oxide or ferromolybdenum. Two other furnaces can be used to process non-hazardous metal containing materials containing other metals.

          Off-gas from the roasting process contains sulfur dioxide, which is converted to sulfuric acid and sold as a by-product. Over 99.9% of the sulfur dioxide off-gas is recovered in the acid plant.

          The plant has been and continues to be upgraded by an ongoing capital improvement program. Further, an acid plant shutdown occurs each year to refurbish acid plant process equipment. The acid plant shutdown in 2012 is scheduled for six weeks starting in July.

  ENVIRONMENTAL MATTERS

          Our mining and exploration activities are subject to extensive federal, national, state and local laws governing the protection of the environment. The costs associated with compliance with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of our properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, we are required to comply with known standards and regulations which may entail significant costs.

          Estimated future reclamation costs are based primarily on legal and regulatory requirements. As of December 31, 2011, we have provided financial assurance for reclamation costs of $25.5 million relating to the TC Mine, $6.5 million relating to the Endako Mine (of which our 75% share is $4.9 million), and $6 million relating to Mt. Milligan. In February 2012, our reclamation costs at the TC Mine increased by $17 million to $42 million. We expect that we will be required to increase our financial assurance amounts at the Endako Mine and at Mt. Milligan in 2012 as well. For a further discussion of risks associated with environmental matters, refer to Item 1A. "Risk Factors."

  CURRENCY AND EXCHANGE RATE INFORMATION

          The high, low, average and closing exchange rates for a U.S. dollar in terms of Canadian dollars for each of the last five years ended December 31, as quoted by the Bank of Canada, were as follows:

	Year ended December 31,
	2011	2010	2009	2008	2007
High	C$1.064	C$1.0778	C$1.3000	C$1.2969	C$1.1853
Low	0.9449	0.9946	1.0292	0.9719	0.9170
Average(1)	0.9891	1.0299	1.1420	1.0660	1.0748
Closing	1.0170	0.9946	1.0466	1.2246	0.9881

(1)
Calculated as an average of the daily noon rates for each period.

SOURCES AND AVAILABILITY OF RAW MATERIALS

        Our mining operations require significant energy, principally electricity, diesel, coal and natural gas. Most of our energy is obtained from third parties under long-term contracts. Our mining operations also require significant quantities of water for mining, ore processing and related support facilities. Although we believe our mining operations have sufficient water rights, the loss of water rights for any of our mines, in whole or in part, or shortages of water to which we have rights, could require us to curtail or shut down mining operations. For a further discussion of risks and legal proceedings associated with the availability of water, refer to Item 1A. "Risk Factors" and Item 3. "Legal Proceedings."

COMPETITION

        The exploration and mining business is a competitive business. We compete with numerous other companies and individuals in the search for and the acquisition of attractive mineral properties. Our ability to acquire molybdenum, copper, gold or other mineral properties in the future will depend not only on our ability to develop our present properties, but also on our ability to select and acquire suitable producing properties or prospects for molybdenum, copper, gold or other mineral exploration.

EMPLOYEES

        As of December 31, 2011, we had 1,056 employees. Approximately 107 employees at the Langeloth Facility, or 70% of Langeloth's employees, are members of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America union through its Local 1311. On April 6, 2010, a labor agreement was executed with such union at our Langeloth Facility for the period from March 11, 2010 through March 11, 2013. Approximately 294 employees, or 74% of the Endako Mine's employees, are members of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union. On April 1, 2011, a labor agreement was executed with such union at the Endako Mine for the period from April 1, 2011 to March 31, 2013. We believe that our relations with all of our employees are good.

Location	Number of employees
Denver office	51
TC Mine	398
Endako Mine	397
Langeloth Facility	153
Vancouver office	14
Mt. Milligan Project	45

Total	1,058

GLOSSARY OF TERMS

SEC Industry Guide 7 Definitions

reserve	The term "reserve" refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility(1) study done to bankable standards that demonstrates the economic extraction. ("Bankable standards" implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.
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

        formation—a distinct layer of sedimentary rock of similar composition grade—quantity of metal per unit weight of host rock

        granodiorite—a group of coarse-grained plutonic rocks intermediate in composition between quartz diorite and quartz monzonite containing quartz, plagioclase, potassium feldspar with biotite and hornblende host rock—the rock in which a mineral or an ore body may be contained hydrothermal—the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution in-situ—in its natural position

        life-of-mine—a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tons of Mineral Reserve by the annual rate of mining and processing mineral—a naturally occurring inorganic crystalline material having a definite chemical composition mineralization—a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock

        Mo—molybdenum

        molybdenite—a mineral of molybdenum disulfide; common sulphide ore of molybdenum

        MoS2—molybdenum disulfide or molybdenite

        net smelter return (NSR)—refers to the revenue expected from ore delivered to the smelter, taking into account metallurgical recoveries, concentrate grades, transportation costs and smelter treatment charges, usually measured on a per ton basis outcrop—that part of a geologic formation or structure that appears at the surface of the Earth open pit—surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore—mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body—a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade—the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per tonne of ore oxide—gold bearing ore which results from the oxidation of near surface sulfide ore preliminary assessment—a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study porphyry—a deposit of molybdenum or copper bearing ores associated with intrusive igneous rocks of porphyritic texture preliminary feasibility study and pre-feasibility study—each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration in the case of an open pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the Mineral Resource may be classified as a Mineral Reserve pyrite—common sulfide of iron

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

ADDITIONAL INFORMATION

        Our primary executive offices are located at 26 West Dry Creek Circle, Suite 810, Littleton, Colorado 80120; and our telephone number is (303) 761-8801.

        The public can access our website at www.thompsoncreekmetals.com. From that site, you can download and print copies of our annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to any of those reports, as well as other reports relating to us that are filed with or furnished to the SEC, as soon as practicable after such material is electronically filed with or furnished to the SEC. You can also download from our website our corporate governance policies, including our Board Guidelines, Charter of Board of

Directors, Board of Directors Committee Charters, and Code of Business Conduct and Ethics. The contents of our website are not incorporated into and should not be considered a part of this report.

        The public may also read and copy materials that we file with the SEC at the SEC's Public Reference Room, which is located at 100 F Street NE, Room 1580, Washington D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.    RISK FACTORS

        Our operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Such risks are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

Financial Risks

A substantial or extended decline in molybdenum prices could adversely affect our earnings and cash flows.

        Our business is dependent on the price of molybdenum, and even after Mt. Milligan is in full production our business will continue to be dependent on the price of molydenum. Molybdenum prices fluctuate widely and are affected by numerous factors beyond our control, including the following:

  •
  the rates of global economic growth (especially construction and infrastructure activity that requires significant amounts of steel);

  •
  the worldwide balance of molybdenum demand and supply;

  •
  the volume of molybdenum produced from primary mines and as a by-product from copper mines;

  •
  molybdenum inventory levels;

  •
  substitution of other materials for molybdenum; and

  •
  the production costs of our competitors.

        Because copper mining, which accounts for 40% to 50% of global molybdenum production, is relatively insensitive to molybdenum demand, the supply of available molybdenum may also greatly exceed demand and cause price declines in molybdenum.

        China has substantial molybdenum resources and production. If China's net trade of molybdenum were to change significantly, it could significantly impact supply of and demand for molybdenum, and consequently molybdenum prices.

        Any decline in molybdenum price adversely impacts our revenue, net income and cash flow. By way of illustration, for each $1 per pound change in molybdenum prices (using the molybdenum pounds sold from our mines in 2011), the impact on our annual pre-tax cash flow on sales from our mines would approximate $32 million. In addition, a substantial or sustained decline in molybdenum prices could:

  •
  materially reduce our profitability and cause us to reduce output at our operations (including possibly closing one or more of our mines or plants);

  •
  suspend our construction and development of Mt. Milligan, the Endako Expansion and/or other development projects;

  •
  affect our ability to repay our outstanding debt and meet our other financial covenants;

  •
  reduce funds available for exploration projects;

  •
  reduce existing reserves due to economic viability; and

  •
  depress the price of our common stock and our publicly traded debt securities.

Our profitability depends largely on the successful completion of the Mt. Milligan Project.

        Our profitability will be substantially impacted by our ability to successfully bring Mt. Milligan into production as an operating mine within our projected time frame and budget. Mt. Milligan is still in the construction and development stage. The successful completion of Mt. Milligan is largely dependent on our ability to (i) prevent substantial delays, (ii) manage capital expenditures and (iii) obtain adequate funding necessary to complete the construction and development of the mine. There are inherent risks involved with the construction and development of all new mining projects. These risks include:

  •
  financing risks;

  •
  budget overruns;

  •
  delays associated with engineering and contractors;

  •
  delays associated with inclement weather;

  •
  the availability and delivery of critical equipment;

  •
  the hiring of key personnel;

  •
  successful commissioning and operations;

  •
  successfully obtaining all required permits and approvals; and

  •
  potential opposition from non-governmental organizations, environmental groups, First Nation communities and other communities that may be located near the mines and projects.

        These and other factors may have the effect of delaying the project or increasing the expected capital expenditures for the project. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, as a result of factors beyond our control, including the prices of oil, steel and other commodities, and labor. Currently, the funding for Mt. Milligan is anticipated to come from existing cash reserves, the proceeds from the offering of our senior unsecured notes, the Gold Stream Transaction, equipment and debt financing, and cash flow from operations. If the actual costs to complete the development of Mt. Milligan are significantly higher than we expect, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing on favorable terms, or at all. Failure to obtain such financing on a timely basis could cause a delay in the development timeline of Mt. Milligan or prevent us from bringing Mt. Milligan into production at all. If we are not able to successfully construct and develop Mt. Milligan to bring it into production as an operating mine within the anticipated time frame, or at all, our business, results of operations and financial condition may be adversely affected.

We may fail to realize the anticipated benefits of the Mt. Milligan project, which could have a material adverse affect on our stock price and our business, financial condition and results of operations.

        The economic feasibility of a development project is based on many factors, including the accuracy of estimated reserves, metallurgical recoveries, capital and operating costs and future metals prices. The capital expenditures and time required to develop new mines are considerable, and changes in costs or construction schedules can affect project economics. There is a risk that we paid more than the value we will receive from the acquisition, including but not limited to the risk that copper and gold prices will significantly decline in the period prior to the completion of Mt. Milligan, that production and life-of-mine estimates for Mt. Milligan will vary materially from actual production and mine-life or that the actual capital expenditures to develop Mt. Milligan will differ materially from our estimates.

Our revolving credit facility and the Caterpillar equipment financing facility contain covenants that require us to maintain certain financial metrics and ratios, and our revolving credit facility and the indenture governing our senior unsecured notes contain covenants that restrict our current and future operations and limit our flexibility and ability to respond to changes or take certain actions.

        Both our credit agreement and the indenture governing our senior unsecured notes contain certain restrictive covenants that impose significant operating and financial restrictions on us and, in some circumstances, limit our ability to engage in actions that may be in our long-term best interest, including, among other things our ability to:

  •
  incur additional debt;

  •
  sell, lease or transfer our assets;

  •
  pay dividends or make other distributions or repurchase or redeem capital stock;

  •
  alter the businesses we conduct;

  •
  prepay, redeem or repurchase certain debt;

  •
  make loans or investments;

  •
  enter into agreements restricting our subsidiaries' ability to pay dividends;

  •
  make capital expenditures and investments;

  •
  guarantee debts or obligations;

  •
  create liens;

  •
  enter into transactions with our affiliates; and

  •
  enter into certain merger, consolidation or other reorganizations transactions.

        These restrictions could limit our ability to obtain future financing, make acquisitions, grow in accordance with our strategy or secure the needed working capital to withstand future downturns in our business or the economy in general, or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that may have less debt and are not subject to such restrictions.

A breach of the covenants under our revolving credit facility or the Caterpillar equipment financing facility may cause us to be in default under these facilities.

        Our revolving credit facility requires us to maintain compliance with financial covenants measuring maximum levels of leverage and minimum levels of interest coverage for as long as the facility is in place. In addition, our Caterpillar equipment financing facility requires us to maintain compliance with financial covenants included in our revolving credit facility through completion of the Mt. Milligan project. These restrictions will be particularly burdensome during 2012 and 2013 when our capital expenditures for the Mt. Milligan project will be high and our cash flow from operations will not yet benefit from production at Mt. Milligan. Our ability to meet those financial ratios and tests can be affected by events beyond our control.

        A breach of the financial covenants under the revolving credit facility and, therefore, the Caterpillar equipment financing facility could result in an event of default under such indebtedness. In addition, the lenders under the revolving credit facility could either refuse to lend additional funds to us or accelerate the repayment of any outstanding borrowings under the revolving credit facility, and the lender under the Caterpillar equipment financing facility (1) could terminate the lease by us of equipment purchased by the lender and leased to us pursuant to the facility, (2) terminate the lender's obligation to purchase additional equipment and lease such equipment to us pursuant to the terms of the facility, (3) accelerate the payment of all lease payments unpaid under the facility, together with default interest, (4) accelerate the payment of the balance of the purchase price for equipment which would have been due and payable from the date of termination and (5) foreclose on the equipment purchased and leased under the facility and apply the proceeds from the sale of such equipment to any shortfall in the payment by us of amounts due to the lender under the facility. The termination of this facility could result in significant delays in the construction of Mt. Milligan, which could result in a material adverse effect on our operating results and financial condition.

        If we were to default under our revolving credit facility or the Caterpillar equipment financing facility, we may not have sufficient assets to repay such indebtedness upon a default or access to sufficient alternative sources of funds to the extent that borrowings under the revolving credit facility would be restricted. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding against us or collection proceedings with respect to our assets, all of which secure our indebtedness under the revolving credit facility, including the equipment purchased by the lender and leased to us under the Caterpillar equipment financing facility, which secures our indebtedness under such facility. A default under the revolving credit facility will trigger cross defaults to the Caterpillar equipment financing facility, and vice versa, and could also trigger cross defaults to the indenture governing our senior unsecured notes and other material agreements.

We may not be able to generate sufficient cash to service all of our indebtedness, including our senior unsecured notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        Our ability to make scheduled payments on or refinance our debt obligations, including our senior unsecured notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including our senior unsecured notes.

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including our senior unsecured notes. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing our revolving credit facility and the indenture governing our senior unsecured notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

        Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under our senior unsecured notes.

        If we cannot make scheduled payments on our debt, we will be in default and holders of our senior unsecured notes could declare all outstanding principal and interest to be due and payable, the lenders under our revolving credit facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Forward sales and royalty arrangements can result in limiting our ability to take advantage of increased metal prices while increasing our exposure to lower metal prices.

        Pursuant to the Gold Stream Transaction, Royal Gold increased its investment in the Mt. Milligan Project to $581.5 million and agreed to purchase a total of 40% of the payable ounces of gold produced from the Mt. Milligan Project at a cash purchase price equal to the lesser of $435 or the prevailing market price for each payable ounce of gold (regardless of the number of payable ounces delivered to Royal Gold). Gold stream transactions such as this one provide us with the capital necessary to finance the construction of the Mt. Milligan project and may be necessary to finance future projects as well. The impact of this type of transaction, however, could limit our ability to realize the full benefit of rising metals prices in the future.

We may enter into provisionally priced sales contracts which could have a negative impact on our revenues if molybdenum prices decline.

        From time to time, we enter into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net income. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to molybdenum sales, respectively, is recorded each reporting period until the date of final pricing. Accordingly, in times of rising molybdenum prices, our molybdenum revenues benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior years; in times of falling molybdenum prices, the opposite occurs.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        Borrowings under our revolving credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn, each quarter point change in interest rates would result in an approximately $0.8 million change in annual interest expense on our indebtedness under our revolving credit facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

        Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our senior unsecured notes. Credit ratings are not recommendations to purchase, hold or sell our senior unsecured notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of our senior unsecured notes. Any downgrade by either Standard & Poor's or Moody's would increase the interest rate on our revolving credit facility, decrease earnings and may result in higher borrowing costs. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.

Our operations are subject to currency fluctuations, which could adversely affect our results of operations and financial condition.

        Exchange rate fluctuations may affect the costs that we incur in our operations. Our costs for the Endako Mine and Mt. Milligan are incurred principally in Canadian dollars. However, our future revenue is tied to market prices for molybdenum, copper and gold, which are denominated in U.S. dollars. The appreciation of the Canadian dollar against the U.S. dollar can increase the cost of our production and capital expenditures in U.S. dollars, and our results of operations and financial condition could be materially adversely affected. Although we may use hedging strategies to limit our exposure to currency fluctuations, there can be no assurance that such hedging strategies will be successful or that they will mitigate the risk of such fluctuations.

Mine closure and remediation costs for environmental liabilities may exceed the provisions we have made and our inability to provide reclamation bonding or maintain insurance could adversely affect our operating results and financial condition.

        We are required by U.S. federal and state laws and Canadian federal and provincial laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if we are unable to do so. These laws are complex and vary from jurisdiction to jurisdiction. The laws govern the determination of the scope and cost of the closure and reclamation obligations and the amount and forms of financial assurance. The amount and nature of the financial assurances are dependent upon a number of factors, including our financial condition and reclamation cost estimates. As of December 31, 2011, we have provided the appropriate regulatory authorities in the United States and Canada with $36.6 million in reclamation financial assurance for mine closure obligations in the various jurisdictions in which we operate of which about $6 million was required to be in the form of letters of credit and surety bonds. In February 2012, our reclamation costs at the TC Mine increased by $17 million to $42 million. We expect that we will be required to increase our financial assurance amounts at the Endako Mine and at Mt. Milligan in 2012 as well. Changes to these amounts, as well as the nature of the collateral to be provided, could significantly increase our costs, making the maintenance and development of existing and new mines less economically feasible. To the extent that the value of the collateral provided to the regulatory authorities is or becomes insufficient to cover the amount of financial assurance we are required to post, we would be required to replace or supplement the existing security with more expensive forms of security, which might include cash deposits, which would reduce our cash available for operations and financing activities, or additional letters of credit, which would reduce our borrowing availability under our revolving credit facility. There can be no assurance that we will be able to maintain or add to our current level of financial assurance. Failure to provide regulatory authorities with the required financial assurances could potentially result in the closure of one or more of our operations, which could result in a material adverse effect on our operating results and financial condition.

We are required, from time to time, to post financial assurances, and there can be no assurance that we will continue to be able to obtain financial assurances on acceptable terms.

        In addition to our reclamation bonding obligations, we will from time to time be required to post other financial assurance in the normal course of conducting our daily activities. This financial assurance can take several forms, including but not limited to letters of credit, performance bonds, deposits into escrow accounts for the benefit of the counterparty or the posting of cash collateral directly with the counterparty. In each case, the form of financial assurance to be provided is dictated by several factors including expected length of time the financial assurance obligation is expected to remain outstanding, the amount of the obligation, the cost to us of providing the various forms of financial assurance and the creditworthiness of the counterparty. Our ability to obtain certain forms of financial assurance going forward will be impacted by our future financial performance, changes to our credit rating and other factors that may be beyond our control. There can be no assurance that we will be able to obtain certain forms of financial assurance going forward or that we will be able to post cash collateral in lieu of being able to secure one of these other forms of financial assurance.

Operational Risks

We are relying substantially on contractors with respect to the construction of Mt. Milligan.

        A significant portion of the construction of Mt. Milligan is being conducted in whole or in part by contractors which creates a number of risks, some of which are outside our control, including:

  •
  our ability to negotiate agreements with contractors on acceptable terms;

  •
  our ability to replace a contractor and its operating equipment in the event that either party terminates the agreement;

  •
  our reduced control over those aspects of the construction which are the responsibility of the contractor;

  •
  the potential failure of a contractor to perform under its agreement;

  •
  the potential interruption of work or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;

  •
  the potential failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and

  •
  the potential problems of a contractor with managing its workforce, labor unrest or other employment issues.

        In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could adversely affect our ability to successfully construct and develop Mt. Milligan which could have an adverse impact on our results of operations and financial position.

Future growth depends on our ability to bring new mines into production and to expand mineral reserves at existing mines.

        Our ability to replenish our reserves is important to our long-term viability. Depleted reserves can be replaced in several ways, including by expanding known ore bodies, by locating new deposits, or by acquiring new reserves from third parties. Exploration projects involve many risks, require substantial expenditures, and may not result in the discovery of sufficient additional mineral deposits that can be mined profitably. Once a site with mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish recoverable proven and probable reserves, to receive regulatory approvals and permits and to construct mining and processing facilities. As a result, there is no assurance that current or future exploration programs, such as the Berg Property or the Davidson Property, and additional drilling at our existing operating mines, will be successful. We intend to grow our business by acquiring quality mining assets, as demonstrated by our acquisition of Terrane. However, our capital available for new exploration projects and acquisitions is likely to be constrained in the short-term due to the development of Mt. Milligan. In addition, there can be no assurance that suitable acquisition opportunities will be identified or, if identified, that acquisitions will be consummated on favorable terms or at all. Our ability to identify, consummate and to integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources, competition from other mining companies and, to the extent necessary, our ability to obtain financing on satisfactory terms, or at all. In addition, we compete for attractive acquisition targets with other potential buyers that have more financial and other resources than us. There is a risk that depletion of reserves will not be offset by discoveries or acquisitions. As a result, we cannot provide assurance that our exploration, development or acquisition efforts will result in any new commercial mining operations or yield new mineral reserves to replace or expand current mineral reserves. If we are not able to replace depleted reserves, it could have a material adverse effect on our business, prospects, results of operations and financial position.

Estimates of mineral reserves and projected cash flows may prove to be inaccurate, which could negatively impact our results of operations and financial condition.

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

        In addition, actual future cash flows may differ materially from estimates. Estimates of mineral reserves, and future cash flows to be derived from the production of such mineral reserves, necessarily depend upon a number of variable factors and assumptions, including, among others, geological and mining conditions that may not be fully identified by available exploration data or that may differ from experience in current operations, historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies and assumptions concerning metal prices, exchange rates, interest rates, inflation, operating costs, development and maintenance costs, reclamation costs, and the availability and cost of labor, equipment, raw materials and other services required to mine and refine the ore. Market price fluctuations of molybdenum, copper and gold, as well as increased production costs or reduced recovery rates, may render mineral reserves containing relatively lower grades of mineralization uneconomical to recover and may ultimately result in a restatement of mineral resources. In addition, there can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

        For these reasons, estimates of our mineral reserves contained in this Form 10-K or incorporated herein by reference, including classifications thereof based on probability of recovery, and any estimates of future cash flows expected from the production of those mineral reserves, prepared by different engineers or by the same engineers at different times may vary substantially. The actual volume and grade of mineral reserves mined and processed, and the actual cash flows derived from that production, may not be as currently anticipated in such estimates. If our actual mineral reserves or cash flows are less than our estimates, our results of operations and financial condition may be materially impaired.

Title to some of our mineral properties may be challenged or defective. Any impairment or defect in title could have a negative impact on our results of operations and financial condition.

        The acquisition of title to mineral properties is a very detailed and time-consuming process. There is no guarantee that title to any of our properties will not be challenged or impaired. Third parties may have valid claims underlying portions of our interests, including prior unregistered liens, agreements, transfers or claims, including aboriginal land claims, and title may be affected by, among other things, undetected defects. As a result, we may be constrained in our ability to operate our properties or unable to enforce our rights with respect to our properties. An impairment to, or defect in, title to our properties could have a material adverse effect on our business, financial condition or results of operations.

Some of our properties are located near First Nations communities who may oppose the development of these properties.

        The Endako Mine, Mt. Milligan, the Berg Property, the Davidson Property and certain of our other properties are located near First Nations communities, and the exploration and development of these properties may be subject to land claims and opposition by First Nations communities. In addition, we may be required to enter into certain agreements with such First Nations in order to develop our properties, which could reduce the expected earnings or income from any future production. In particular, in May 2010, the Stellat'en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and us alleging that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty by failing to consult with the Stellat'en First Nation in relation to the impact that the Endako Mine and the mill expansion may have on such petitioners and their aboriginal title. In addition, the Nak'azdli First Nation has commenced proceedings in the Supreme Court of British Columbia (June 2009 and August 2010) and the Federal Court of Canada (January 2010 and December 2010) seeking judicial reviews of certain key decisions by the Province of British Columbia and the Government of Canada approving the Mt. Milligan project. There can be no assurance that the Stellat'en appeal or the the Nak'azdli opposition will be resolved in our favor. If the Stellat'en appeal is successful, permits and amendments to permits may be delayed or declared invalid, which may have a material adverse effect on the future operating plans for the Endako Mine once the mill expansion is completed. The continued opposition of the Nak'azdli First Nation could delay or prevent the development of Mt. Milligan. See Part I, Item 3, Legal Proceedings, for further details on these proceedings.

Our business is subject to production and operational risks that could adversely affect our business; insurance may not cover these risks and hazards adequately or at all.

        Mining and metals processing involve significant production and operational risks outside of our control, including the following:

  •
  unanticipated ground and water conditions;

  •
  adverse claims to water rights and shortages of water to which we have rights;

  •
  adjacent land ownership that results in constraints on current or future mine operations;

  •
  geological problems, including earthquakes and other natural disasters;

  •
  metallurgical and other processing problems;

  •
  unusual or unexpected rock formations;

  •
  ground or slope failures;

  •
  structural cave-ins or slides;

  •
  flooding or fires;

  •
  rock bursts;

  •
  equipment failures;

  •
  periodic interruptions due to inclement or hazardous weather conditions or operating conditions and other force majeure events;

  •
  lower than expected ore grades or recovery rates;

  •
  accidents;

  •
  delays in the receipt of or failure to receive necessary government permits;

  •
  the results of litigation, including appeals of agency decisions;

  •
  delays in transportation;

  •
  interruption of energy supply;

  •
  labor disputes;

  •
  inability to obtain satisfactory insurance coverage;

  •
  the availability of drilling and related equipment in the area where mining operations will be conducted; and

  •
  the failure of equipment or processes to operate in accordance with specifications or expectations.

        These risks could result in damage to, or destruction of, our mines and our roasting and processing facilities resulting in partial or complete shutdowns, personal injury or death, environmental or other damage to our properties or the properties of others, delays in mining, reduced production, monetary losses and potential legal liability. Milling operations are subject to hazards such as equipment failure or failure of retaining dams around tailings disposal areas that may result in environmental pollution and consequential liabilities.

        Our insurance will not cover all the potential risks associated with our operations. In addition, although certain risks are insurable, we may be unable to maintain insurance to cover these risks at economically feasible premiums. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to us or to other companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards that may not be insured against or that we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our business. Furthermore, should we be unable to fund fully the cost of remedying an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy.

Shortages of critical parts, equipment and skilled labor may adversely affect our operations and development projects.

        The mining industry has been impacted by increased demand for critical resources such as input commodities, drilling equipment, tires and skilled labor. These shortages have, at times, impacted the efficiency of our operations, and resulted in cost increases and delays in the Endako Expansion and the construction of Mt. Milligan; thereby impacting operating costs, capital expenditures and production and construction schedules.

The temporary shutdown of any of our operations could expose us to significant costs and adversely affect our access to skilled labor.

        From time to time, we may have to temporarily shut down one or more of our mines or our Langeloth facility if they are no longer considered commercially viable. There are a number of factors that may cause our operations to be no longer commercially viable, many of which are beyond our control. These factors include adverse changes in interest rates or currency exchange rates, decreases in the price of molybdenum or the market rates for treatment and refining charges, increases in concentrate transportation costs, and increases in labor costs. During such temporary shutdowns, we will have to continue to expend capital to maintain the plant and equipment. We may also incur significant labor costs as a result of a temporary shutdown if we are required to give employees notice prior to any layoff or to pay severance for any extended layoff. Furthermore, temporary shutdowns may adversely affect our future access to skilled labor, as employees who are laid off may seek employment elsewhere. In addition, if our operations are shut down for an extended period of time, we may be required to engage in environmental remediation of the plant sites, which would require us to incur additional costs. The costs of ramping up production at one of our operations following a temporary shutdown could be significant. Given the costs involved in a temporary shutdown of our operations, we may instead choose to continue to operate those operations at a loss. Such a decision could have a material adverse effect on our results of operations and financial condition.

Increased operating costs could affect our profitability.

        Costs at any particular mining location are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs at our mines and at our Langeloth facility are affected by the price of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable and changes in laws and regulations affecting their price, use and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.

We are subject to substantial government regulation. Changes to regulation or more stringent implementation could have a material adverse effect on our results of operations and financial condition.

        Our mining, processing, development and mineral exploration activities are subject to various laws governing prospecting, development, production, taxes, labor standards and occupational health, mine safety, toxic substances and other matters. Mining and exploration activities are also subject to various laws and regulations relating to the protection of the environment. No assurance can be given that we will remain in compliance with applicable regulations or that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner that could limit or curtail production or development of our properties. Amendments to current laws and regulations governing our operations and activities or more stringent implementation thereof could have a material adverse effect on our business, financial condition and results of operations.

        Over the course of the last several years, significant new corporate governance and disclosure regulations and requirements have been adopted by U.S. federal and state and Canadian federal, state and provincial governments as well as the stock exchanges on which our common stock is listed. We are required to expend significant resources to monitor and implement these new rules and regulations. These additional compliance costs and related diversion of the attention of management and key personnel could have a material adverse effect on our business, financial condition and results of operations.

We are required to obtain government permits in order to conduct operations.

        Government approvals and permits are currently required in connection with all of our operations, and further approvals and permits may be required in the future. We must obtain and maintain a variety of licenses and permits, including air quality control, water quality, water rights, dam safety, electrical, transportation and municipal licenses. The duration and success of our efforts to obtain permits are contingent upon many variables outside of our control. Obtaining governmental permits may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. There can be no assurance that all necessary permits will be obtained and, if obtained, that the costs involved will not exceed our estimates or that we will be able to maintain such permits. To the extent such approvals are required and not obtained or maintained, our operations may be curtailed, or we may be prohibited from proceeding with planned exploration, development or operation of mineral properties.

        Our Langeloth Facility is currently operating with a National Pollutants Discharge Elimination System ("NPDES") permit and Title V air quality permit, the terms of which have expired. However, the Langeloth Facility is authorized to continue to operate under its existing permits until renewed permits are issued. In March 2011, the Pennsylvania Department of Environmental Protection ("PaDEP") submitted to us a draft of a new air quality permit for the Langeloth Facility. We requested revisions to such draft permit, which are currently under review by PaDEP. If a new air quality or NPDES permits is not issued or, if issued and final, contains more onerous requirements with which we must comply, our business may be adversely affected. Violations of the existing, or new, air quality or NPDES permit conditions at the Langeloth Facility could result in a range of criminal and civil penalties under federal Clean Water Act and Clean Air Act or the Pennsylvania Clean Streams Law or Air Pollution Control Act.

        Our TC Mine is also currently operating with an expired NPDES permit. TC Mine is authorized by federal regulation to continue to operate under its existing permit until the renewed permit is issued. If a renewed NPDES permit is not issued or, if issued and final, contains more onerous requirements with which we must comply, our business may be adversely affected. Violations of the existing, or new, NPDES permit conditions at the TC Mine could result in a range of criminal and civil penalties under the federal Clean Water Act.

        The long-term operation of the expanded Endako Mine mill will require an amendment to the Mine's existing closure plan and a new water license, both of which have been applied for. There can be no assurance that either permit will be obtained on acceptable terms or at all.

        In addition, in order to operate the mine at Mt. Milligan, we will require a Fisheries Act Authorization from Fisheries and Oceans Canada in Canada allowing us to release tailings into Mt. Milligan's new tailings dam. We have applied for this permit, but it has not yet been obtained. There can be no assurance that this permit will be obtained on acceptable terms or at all.

        Obtaining and maintaining the various permits for our mine development operations and exploration projects, including the Berg Property and the Davidson Property, will be complex, time-consuming and expensive. Changes in a mine's design, production rates, quality of material mined and many other matters often require submission of the proposed changes for agency approval prior to implementation, and these may not be obtained. In addition, changes in operating conditions beyond our control, changes in agency policy and federal and state laws, litigation initiated by First Nations and/or other parties or community opposition could further affect the successful permitting of operations.

Major network failures could have an adverse effect on our business.

        Major equipment failures, natural disasters including severe weather, terrorist acts, acts of war, cyber attacks or other breaches of network systems or security that affect computer systems within our network could disrupt our business functions, including our production activities. Our mines and mills are automated and networked; a cyber incident involving our information systems and related infrastructure could negatively impact our operations. A corruption of our financial or operational data or an operational disruption of our production infrastructure could, among other potential impacts, result in loss of production or accidental discharge; result in expensive remediation efforts, distraction of management, damage to our reputation or our relationship with customers; or result in events of non-compliance which could lead to regulatory fines or penalties. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Our mining production depends on the availability of sufficient water supplies.

        Our operations require significant quantities of water for mining, ore processing and related support facilities. Continuous production at our mines depends on our ability to maintain our water rights and claims. Although each operation has sufficient water rights and claims to cover current operational demands, we cannot predict the potential outcome of pending or future legal proceedings on our water rights, claims and uses. We have applied for a new water license to ensure that we have sufficient water supplies for the long-term operation of the expanded Endako Mine mill; there can be no assurance that such permit will be obtained on acceptable terms or at all. The failure to obtain needed water permits, the loss of some or all water rights for any of our mines, in whole or in part, or shortages of water to which we have rights could require us to curtail or close mining production and could prevent us from pursuing expansion opportunities.

Environmental Risks

We must comply with comprehensive environmental statutes, regulations and other governmental controls, and we face significant environmental risks.

        All phases of our operations are subject to environmental regulation. In Canada and the United States, environmental laws provide for, among other things, restrictions and prohibitions on spills, releases, emissions and discharges of various substances produced in association with, or resulting from, our operations. These laws also require that facility sites and mines be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such laws, including without limitation, detailed monitoring and reporting requirements, can require significant expenditures, and an exceedance of a permit limitation or failure to comply with a permit requirement, may result in the imposition of fines and penalties, some of which may be material. Companies engaged in the exploration, development and operation of mineral properties generally experience increased costs and delays as a result of the need to comply with applicable laws, regulations and permits.

        A proposed expansion of our TC Mine and land exchange is subject to environmental analysis and preparation of an environmental impact statement ("EIS") pursuant to the federal National Environmental Policy Act ("NEPA"). The U.S. Bureau of Land Management ("BLM") is the lead agency for preparation of the EIS and other federal and state agencies are cooperating agencies. If and when completed, the EIS would be the basis for Records of Decision to approve our proposed Mine Plan of Operations, a land exchange with the BLM (including a related amendment of the Resource Management Plan for the BLM's Challis Resource Area) and issuance of a permit under section 404 of the Clean Water Act by the U.S. Army Corps of Engineers. There is no assurance that the EIS will be completed or completed on terms and conditions acceptable to us. The agencies' preferred alternatives in the EIS may include terms and conditions that impose regulatory or reclamation requirements that will materially increase our costs during operations and closure of the TC Mine. Moreover, litigation may be filed challenging the NEPA process for the mine expansion or the land exchange, or the result thereof, which could materially increase our costs, or prevent or delay our ability to implement the expansion or the land exchange.

        Environmental regulation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects, and a heightened degree of training and responsibility for companies and their officers, directors and employees. Existing or future environmental regulation could have a material adverse effect on our business, financial condition and results of operations. We own or have owned, manage or have been in care or control of properties that may result in a requirement to remediate such properties that could involve material costs. In addition, environmental hazards may exist on the properties on which we hold interests that are unknown to us at present and that have been caused by previous or existing owners or operators of the properties. We may also acquire properties with environmental risks, and the indemnification proceeds we receive from the entity we acquire such properties from, if any, may not be adequate to pay all the fines, penalties and costs (including costs of remediation or removal and related response costs) incurred at or related to such properties.

        Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including compliance and other orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, operation or administration costs, or other remedial actions. Parties engaged in mining operations, including us, may be required to compensate those suffering loss or damage to person or property by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on us and cause increases in exploration expenses, remedial and reclamation obligations, capital expenditures or production costs, reduction in levels of production at producing properties, or abandonment of or delays in development of new mining properties.

Regulation of greenhouse gas emissions effects and climate change issues may adversely affect our operations and markets.

        Our operations are subject to a complex regime of environmental laws, regulations and guidelines at the federal, state, provincial and local levels. As energy, including energy produced from the combustion of carbon-based fuels, is a significant input to our mining and processing operations, we must also comply with emerging climate change regulatory requirements, including programs to reduce greenhouse gas emissions. Our principal energy sources are electricity, purchased petroleum products and natural gas. In addition, our processing facilities and mobile mining equipment emit carbon dioxide.

        On July 1, 2008, the Province of British Columbia introduced a carbon tax on the purchase or use of fossil fuels within the province. As of July 1, 2010, the carbon tax rate is equal to $20 per tonne of carbon dioxide equivalent emissions, increasing by $5 per tonne each year for the next two years to $30 per tonne in 2012. Our Endako Mine and Mt. Milligan are located in British Columbia, and the carbon tax may have a material impact on our energy and compliance costs.

        British Columbia is also a partner in the Western Climate Initiative ("WCI"), a collaboration among various Canadian provinces and U.S. states that seeks to reduce overall greenhouse gas emissions through a regional cap-and-trade program. The program has not commenced trading and British Columbia is not expected to decide on its participation in the program until after a provincial election is held in mid-2013. However, if British Columbia decides to join the program, regulated facilities emitting carbon dioxide in excess of the threshold amount ultimately determined for the program will be subject to the cap.

        The U.S. federal and state governments may also enact an emission trading or similar program for greenhouse gas emissions, which could significantly increase our energy and regulatory compliance costs. For example, the U.S. federal government has considered legislation to reduce greenhouse gas emissions through a cap-and-trade system of allowances and credits, among other provisions. In addition, the U.S. Environmental Protection Agency ("EPA") has developed final rules requiring certain emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions. Also, several states are involved with WCI and other similar multi-state collaborations designed to address greenhouse gas emissions on a regional level.

        We are in the process of evaluating the potential impacts on our operations of these new and potential regulations. Either a carbon tax or a cap-and-trade program will likely result in increased future energy costs. The regulations will also likely increase our compliance costs. For example, we may be required to install new equipment to reduce emissions from our processing facilities in order to comply with new regulatory standards or to mitigate the financial impact of a new climate change program. We also may be subject to additional and extensive monitoring and reporting requirements. It is uncertain at this time how provincial and regional initiatives will interact with any federal climate change regulations.

        The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the unique geographic circumstances associated with each of our facilities. These may include changes in weather and rainfall patterns, water shortages, changing storm patterns and intensities and changing temperatures. These effects may adversely impact the cost, production and financial performance of our operations.

We must remove and reduce impurities and toxic substances naturally occurring in molybdenum and comply with applicable law relating thereto, which could result in remedial action and other costs.

        Mineral ores and mineral products, including molybdenum ore and molybdenum products, contain naturally occurring impurities and toxic substances. Although we have implemented procedures that are designed to identify, isolate and safely remove or reduce such impurities and substances, such procedures require strict adherence and no assurance can be given that employees, contractors or others will not be exposed to or be affected by such impurities and toxic substances, which may subject us to liability. Standard operating procedures may not identify, isolate and safely remove or reduce such substances. Even with careful monitoring and effective control, there is still a risk that the presence of impurities or toxic substances in our products may result in such product being rejected by our customers, penalties being imposed due to such impurities or the products being barred from certain markets. Such incidents could require remedial action and could result in curtailment of operations. Legislation requiring manufacturers, importers and downstream users of chemical substances, including metals and minerals, to establish that the substances can be handled and used without negatively affecting health or the environment may impact our operations and markets. These potential compliance costs, litigation expenses, regulatory delays, remediation expenses and operational costs could negatively affect our financial results.

Changes to the labeling of certain of our products could have a material adverse effect on our results of operations and financial condition.

        In December 2006, the European Union ("EU") member states adopted new chemical management legislation known as "REACH" (Registration, Evaluation, and Authorization of Chemicals). REACH applies to all chemical substances manufactured or imported into the EU in quantities of one metric ton or more annually and requires the registration of approximately 30,000 chemical substances with the European Chemicals Agency. Such registration entails the filing of extensive data on the potential risks to human health and the environment of such chemical substances. As a result of such registration, we are required to label our products imported into the EU in accordance with the product classifications mandated by REACH.

        Pursuant to REACH, two of our products, pure molybdenum tri-oxide and tech oxide, have been classified as potential carcinogens. Under REACH, we are required to modify our material data sheets and labeling for such products to reflect this new classification. While REACH applies only to the EU, we have adopted a uniform system of labeling, and as such will use the REACH-compliant material data sheets and product labels worldwide.

        Due to the product labeling requirements under REACH, our employees and/or our customers could raise claims against us regarding the safety of our products and the potentially carcinogenic effects they may have. There can also be no assurance that, in the wake of the new REACH classification, government regulators in the jurisdictions in which we do business will not impose more restrictive regulations on us with respect to the manufacture, sale and/or handling of our products. Any such claims or new regulations could have a material adverse effect on our results of operations or financial condition.

Other Risks

We own certain assets through joint ventures, and any disagreement or failure of partners to meet obligations could have a material adverse effect on our results of operations and financial condition.

        We hold a 75% interest in the Endako Mine. The other 25% interest is held by Sojitz. Our interest in the Endako Mine is subject to the risks normally associated with the conduct of joint ventures. While we are the operator of the Endako Mine, Sojitz has certain consent and veto rights pursuant to the agreement governing our joint venture with Sojitz with respect to the Endako Mine ("Endako Mine Joint Venture Agreement"). Any disagreement between us and Sojitz or Sojitz's failure to meet its obligations to the joint venture could have a material adverse impact on our profitability or the viability of our interests held through joint ventures, which could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition.

Intense competition could reduce our market share or harm our financial performance.

        The mining industry is intensely competitive, and we compete with many companies that have more financial and technical resources. Since mines have a limited life, we must compete with others who seek mineral reserves through the acquisition of new properties. In addition, we also compete for the technical expertise needed to find, develop, and operate such properties, the labor to operate the properties, and the capital for the purpose of funding such properties. Many competitors not only explore for and mine metals, but conduct refining and marketing operations on a global basis. Such competition may result in our being unable to acquire desired properties, to recruit or retain qualified employees or to acquire the capital necessary to fund our operations and develop our properties. We also compete with manufacturers of substitute materials or products for which molybdenum is typically used. Existing or future competition in the mining industry could materially adversely affect our prospects for mineral exploration and success in the future. In addition, some of our competitors may have an advantageous market position and have greater financial and other resources and may, therefore, be able to better withstand poor and volatile market conditions, obtain financing on better terms and attract better or more qualified employees, any of which may have an adverse impact on our business, financial condition and results of operations.

We are dependent upon key management personnel and executives.

        We are dependent upon a number of key management personnel. Our ability to manage our exploration, development and operating activities, and hence our success, depend in large part on the efforts of these individuals. We face intense competition for qualified personnel, and there can be no assurance that we will be able to attract and retain such personnel. We do not maintain "key person" life insurance. Accordingly, the loss of the services of one or more of such key management personnel could have a material adverse effect on our business.

From time to time, some of our directors and officers may be involved with other natural resource companies.

        Certain of our directors and officers also serve or may in the future serve as directors and/or officers of other companies involved in natural resource exploration and development, and consequently there exists the possibility for such directors and officers to be in a position of conflict. As a result of any such conflict, we may miss the opportunity to participate in certain transactions, which may have a material adverse effect on our business.

Our business depends on good relations with our employees.

        Production at our operations depends on the efforts of our employees. On April 1, 2011, we entered into a collective bargaining agreement with the union representing certain hourly workers at the Endako Mine. The Langeloth Facility also has certain unionized employees. The union agreements for the Endako Mine and the Langeloth Facility both expire in March 2013. Although our unionized employees have agreed to "no-strike" clauses in their respective union agreements, there can be no assurance that the Endako Mine and the Langeloth Facility will not suffer from work stoppages. A strike, lockout or other work stoppage at one or both of these operations could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that one or both union agreements will be renewed on a timely basis and on terms favorable to us.

        Further, changes in governmental regulations relating to labor relations, or otherwise in our relationship with our employees, including our unionized employees, may result in strikes, lockouts or other work stoppages, any of which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 3.    LEGAL PROCEEDINGS

Stellat'en First Nation

        In May 2010, the Stellat'en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and TCM alleging that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty to consult with the Stellat'en First Nation in relation to the impacts of the Endako Mine and the mill expansion. The petitioners sought a declaration that the Provincial Crown has not fulfilled its duty to consult with them in relation to the mill expansion project, a declaration that the mining permits and/or tenures held by us are invalid, an order quashing or setting aside the decision to issue a permit amendment to us, and an injunction prohibiting further construction or alterations relating to the mill expansion project. We and the government filed materials in response to the petition, and the matter was heard by the Supreme Court of British Columbia in late February and early March of 2011. On August 5, 2011, the Court dismissed the petitioners' claims in full. On

August 17, 2011, the Stellat'en First Nation filed a notice of appeal to the Court of Appeal of British Columbia seeking to have the decision of the Supreme Court of BC set aside and seeking an order staying the permit amendment and any future permitting until the Province has engaged in further consultation. The appeal, in which both we and the government will seek to have the decision of the Supreme Court of BC upheld, has been set for hearing May 2, 2012.

Nak'azdli First Nation

        In January, August and December of 2010, the Nak'azdli First Nation commenced separate legal proceedings against Federal or Provincial governments in Canada asserting that it was not adequately consulted by such governments before Terrane was granted various approvals relating to the Mt. Milligan project. No claim of wrongdoing on our part is alleged, and no claim for damages against us is sought in any of such proceedings. We are not a party in any of the proceedings. We have either been named or have added ourselves as a participant in two of these proceedings because the relief that is sought in the proceedings would, if granted, have the potential to affect the work being done on the Mt. Milligan project.

ITEM 4.    MINE SAFETY DISCLOSURES

        Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, mine operators are required to include in their periodic reports filed with the SEC certain information concerning mine safety violations and other regulatory matters. The required information is included in Exhibit 95 to this report.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "TC" and the Toronto Stock Exchange ("TSX") under the symbol "TCM". The following table sets forth information relating to the high and low sales prices of our common stock on the NYSE and TSX for the quarterly periods indicated.

		Price Range of Common Stock
		NYSE (US$)		TSX (C$)
		High	Low	High	Low
2010	1st quarter	15.20	11.06	15.56	11.92
	2nd quarter	14.65	8.03	14.70	8.48
	3rd quarter	11.20	8.01	11.54	8.54
	4th quarter	15.03	10.21	14.92	10.56
2011	1st quarter	16.06	11.27	15.43	11.09
	2nd quarter	13.63	9.21	13.05	9.02
	3rd quarter	10.43	7.05	10.10	6.25
	4th quarter	8.66	5.44	7.72	5.79

Dividends

        We have not declared or paid any dividends on our common stock since the date of our formation. We intend to retain our earnings, if any, to finance the growth and development of our business and have no present intention of paying dividends or making any other distributions in the foreseeable future. In addition, our credit agreement and the indenture governing our senior unsecured notes contain covenants restricting our ability to pay dividends to our shareholders.

Stock Performance Graph

        The following graph compares the cumulative total shareholder return for C$100 invested in our common stock on December 31, 2006 against the cumulative total shareholder return of the S&P/TSX Composite Index and the S&P Composite Index—Materials for our five most recently completed years, assuming the reinvestment of all dividends:

	December 31,
	2006	2007	2008	2009	2010	2011
Thompson Creek Metals Company Inc.	$100.00	$172.04	$49.65	$124.92	$147.92	$72.14
S&P/TSX Composite Index	$100.00	$109.83	$73.58	$99.38	$116.87	$106.69
S&P/TSX Composite Index—Materials	$100.00	$130.26	$95.76	$128.49	$175.44	$138.24

        The foregoing performance graph and related information shall not be deemed "soliciting material" or "filed" with the SEC or be subject to Section 18 of the Securities Exchange Act of 1934, as amended, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data is derived from our audited consolidated financial statements included in this report and our other reports filed with the SEC. The consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). These historical results are not necessarily indicative of results for any future period. The following table includes non-GAAP financial measures "adjusted net income," "adjusted net income per share—basic," and "adjusted net income per share—diluted." For a definition of these non-GAAP measures and a reconciliation to the most directly comparable financial measure calculated and presented in accordance with US GAAP, please read Non-GAAP Financial Measures in Item 7.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(US dollars in millions, except per share amounts)
Statement of Operations Data:
Revenue
Molybdenum sales	$651.9	$578.6	$361.9	$992.2	$891.1
Tolling, calcining and other	17.2	16.2	11.5	19.2	23.3

	669.1	594.8	373.4	1,011.4	914.4

Costs and expenses:
Cost of Sales
Operating expenses	400.4	315.5	241.3	557.4	588.8
Depreciation, depletion and amortization	67.1	49.9	43.4	40.0	48.2

Total cost of sales	467.5	365.4	284.7	597.4	637.0

Selling and marketing	7.9	7.7	6.2	10.1	9.0
Accretion expense	1.9	1.5	1.4	1.7	1.7
General and administrative	28.3	23.5	25.1	37.9	25.1
Acquisition costs	—	12.9	—	—	—
Exploration	14.2	9.4	6.3	8.0	4.6

Total costs and expenses	519.8	420.4	323.7	655.1	677.4

Operating income	149.3	174.4	49.7	356.3	237.0
Other (income) expenses	(154.0)	40.5	103.7	58.9	35.7
Income and mining tax expense	11.2	20.2	2.0	124.3	61.7

Net income (loss)	$292.1	$113.7	$(56.0)	$173.1	$139.6

Net income (loss) per share
—basic	$1.75	$0.79	$(0.44)	$1.45	$1.27
—diluted	$1.73	$0.75	$(0.44)	$1.31	$1.10
Basic weighted-average shares outstanding	167.2	144.7	127.5	119.5	110.2
Diluted weighted-average shares outstanding	168.6	152.5	127.5	131.7	126.6
Adjusted non-GAAP Measures:(a)
Adjusted net income(a)	$122.9	$163.3	$37.4	$241.3	n/a
Adjusted net income per share—basic(a)	$0.74	$1.13	$0.29	$2.02	n/a
Adjusted net income per share—diluted(a)	$0.73	$1.07	$0.29	$1.83	n/a
Other Financial Data:
Cash generated by operating activities	$202.7	$157.4	$105.9	$389.0	$148.4
Capital expenditures	$686.6	$213.7	$66.1	$101.3	$14.7
Balance Sheet Data as of December 31:
Cash and cash equivalents	$294.5	$316.0	$158.5	$258.0	$113.7
Short-term investments	—	—	$353.0	—	—
Total assets	$2,994.2	$2,317.7	$1,344.6	$1,046.4	$1,083.0
Total debt, including capital lease obligations	$374.9	$22.0	$12.9	$17.3	$237.4
Total liabilities	$1,264.7	$887.8	$359.2	$255.8	$612.0
Shareholders' equity	$1,729.5	$1,429.9	$985.4	$790.6	$471.0

(a)
See Non-GAAP Financial Measures in Item 7 for the definition and reconciliation of these non-GAAP measures.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Thompson Creek Metals Company Inc. and its subsidiaries (collectively, "Thompson Creek," "TCM," "we," "us" and "our") for the three years ended December 31, 2011, and should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto in Item 8 and Risk Factors in Item 1A. The following discussion and analysis, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is intended to be covered by the safe harbor created thereby. See the discussion in Forward-Looking Statements in Item 1, Business.

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

Overview

        We are a growing, diversified, North American mining company. In 2011, we were the fifth largest producer of molybdenum in the Western world, according to CRU International. On October 20, 2010, we acquired Terrane Metals Corp. ("Terrane"), an exploration and development company in British Columbia, Canada. In acquiring Terrane, we diversified our asset base of primary molybdenum deposits to include copper and gold from the development of Mt. Milligan and exploration opportunities in the other properties acquired. Our principal producing properties are the Thompson Creek Mine ("TC Mine"), an open-pit molybdenum mine and concentrator in Idaho, a 75% joint venture interest in the Endako Mine, an open-pit molybdenum mine, concentrator, and roaster in British Columbia and the Langeloth metallurgical facility in Pennsylvania. We also have significant resources and future development opportunities within our portfolio of assets.

        We are currently in the process of constructing and developing the Mt. Milligan project located in British Columbia, which has been designed to be a conventional truck-shovel open pit mine with a 66,000-ton per day copper flotation processing plant, with estimated average annual production of 81 million pounds of copper and 194,000 ounces of gold, each in concentrate, over the life of the mine. Construction and development of the Mt. Milligan project remained on schedule in 2011 with commissioning and start-up expected to commence in the third quarter of 2013, and commercial production of copper and gold expected in the fourth quarter of 2013.

        We also have a copper, molybdenum and silver exploration project located in British Columbia (the Berg property), an underground molybdenum exploration project located in British Columbia (the Davidson property) and two joint venture exploration projects located elsewhere in Canada, one of which is a lead and zinc project (the Howard's Pass property), and the other a gold project (the Maze Lake property). We are in the process of preparing a scoping study on the Berg property, which is expected to be completed by the second half of 2012.

        During 2011, 75 percent of our consolidated molybdenum production was from our TC Mine, which had record molybdenum production in 2010 and the first half of 2011 due to the planned mine pit sequencing and the mining of high grade ore primarily in the bottom of the pit during these periods. In the second half of 2011, the planned mining activities at TC Mine were solely focused on stripping waste material to expose molybdenum bearing ore in the upper walls of the pit and the milling of lower-grade stockpiled ore. This resulted in lower production in the second half of 2011 from TC Mine with significantly higher cash costs per pound produced. Refer below to "Operations Review" for further discussion of our mining operations and "Non-GAAP Financial Measures" for the definition and calculation of cash cost per pound produced.

        Our results for 2011, compared with 2010, primarily reflected higher sales volumes and higher average realized molybdenum prices, which were more than offset by higher operating expenses related primarily to the waste stripping activities at our TC Mine (refer below to "Financial Review" for further discussion of our consolidated financial results for the years ended December 31, 2011, 2010, and 2009).

        While 2012 and 2013 production from TC Mine is expected to be lower than the record production in 2010 and the first half of 2011, we are increasing near-term production at our Endako Mine, with the expected completion of a mill expansion project in the first quarter of 2012. The Endako mill expansion project includes the construction of a new mill, replacing the existing mill constructed in the 1960's, which is expected to increase ore-processing capacity from the existing 31,000 tons per day to 55,000 tons per day. Commissioning of the new Endako mill is now complete and commercial production was achieved on February 1, 2012. The construction of the regrind circuit for the new mill is still in process and is expected to be completed by the end of the first quarter of 2012. In the interim, we continue to use the cleaner and regrind circuit in the old mill.

        At December 31, 2011, we had $294.5 million in consolidated cash and $374.9 million in debt, including capital lease obligations. In May 2011, we raised $339.9 million of net proceeds from the issuance of $350.0 million of 7.375% senior unsecured notes that mature on June 1, 2018. In December 2011, we entered into an amended and restated gold stream agreement with Royal Gold giving them the right to purchase an additional 15% interest in the refined gold production from Mt. Milligan for $270.0 million, plus $435 per ounce, or prevailing market price, if lower than $435 per ounce, when the gold is delivered. When we purchased Terrane in 2010, we entered into a similar transaction with Royal Gold giving them the right to purchase 25% of the refined gold production from Mt. Milligan for $311.5 million. Payments made by Royal Gold upon signing the original and amended and restated agreements were $252.6 million and $112.0 million, respectively. Royal Gold will make the remaining future scheduled payments to us in 2012 and 2013 in the aggregate amount of $216.9 million.

        At December 31, 2011, we estimated future cash capital project expenditures of approximately $1.02 billion to $1.16 billion to complete the Endako mill expansion and the Mt. Milligan mine. We believe that we have solidified our ability to finance these capital project expenditures with the $294.5 million of consolidated cash on hand, the remaining proceeds from Royal Gold of $216.9 million, $123.8 million of undrawn capacity under an equipment lease financing for the mobile mining fleet at Mt. Milligan, a $291.0 million undrawn revolving credit facility and our ongoing expected cash flow from operations.

Highlights 2011

  •
  Net income for 2011 was $292.1 million, or $1.73 per share, which included a non-cash unrealized gain on common stock purchase warrants of $169.2 million, or $1.00 per share. Net income for 2010 was $113.7 million, or $0.75 per share, which included a non-cash unrealized loss on common stock purchase warrants of $49.6 million, or $0.33 per share.

  •
  Non-GAAP adjusted net income for 2011 (excluding the non-cash unrealized gain on the warrants) was $122.9 million, or $0.73 per share. Non-GAAP adjusted net income in 2010 was $163.3 million, or $1.07 per share. See "Non-GAAP Financial Measures" below for the definition and reconciliation of adjusted net income (loss). Non-cash unrealized gains and losses on common stock purchase warrants result from a requirement under US GAAP to account for outstanding common stock purchase warrants as derivatives, with changes in the fair market value recorded in net income.

  •
  Consolidated revenues for 2011 were $669.1 million, up approximately 12.5% from 2010, as a result of an 8.5% increase in molybdenum pounds sold and a higher sales prices. The average realized sales price for molybdenum in 2011 was $16.28 per pound, up 3.9% from $15.67 per pound in 2010.

  •
  Mined molybdenum production for 2011 was 28.3 million pounds, down 13.0% from a record 32.6 million pounds in 2010, primarily due to lower-grade production from TC Mine in the second half of 2011.

  •
  Average cash cost per pound produced for 2011 was $7.94 per pound compared to $6.07 per pound in 2010. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced.

  •
  Operating cash flows for 2011 were $202.7 million in 2011, compared to $157.4 million in 2010.

  •
  Capital costs incurred for 2011 were $803.4 million, comprised of $524.7 million for the development of Mt. Milligan, $216.2 million of capital costs for the mill expansion project at the Endako Mine (which reflects our share), and $62.5 million of other capital costs for the Endako and TC Mines, the Langeloth Facility and corporate combined. The capital costs for 2011 included changes in accrued amounts of $108.6 million and non-cash capital lease activity of $8.2 million; therefore, cash used for capital expenditures for the year was $686.6 million.

  •
  Total cash and cash equivalents at December 31, 2011 were $294.5 million, compared to $316.0 million as of December 31, 2010. Total debt as of December 31, 2011 was $374.9 million, including capital lease obligations, compared to $22.0 million as of December 31, 2010.

Outlook

        We expect significant growth in revenue and cash flow from the expected commencement of commercial copper and gold production from the Mt. Milligan project in the fourth quarter of 2013 and the growth in molybdenum production from our Endako Mine as a result of the expected completion of the mill expansion project in the first quarter of 2012.

        Our near-term financial results can vary significantly as a result of fluctuations in the market prices of molybdenum. World market prices for molybdenum have fluctuated historically and are affected by numerous factors beyond our control. During the fourth quarter of 2011, the average Platts Metals Week published price for molybdenum oxide was $13.38 per pound, compared to $17.24 per pound in the first quarter of 2011, $16.70 per pound in the second quarter of 2011, and $14.62 per pound in the third quarter of 2011. Since December 31, 2011, the monthly average price for molybdenum oxide, as published in Platts Metals Week, has slightly increased, with the monthly average Platts Metals Week published price for January 2012 equaling $13.75 per pound. We anticipate that the price for molybdenum oxide in 2012 will continue to be volatile. Any significant weakness in demand for molybdenum or reduction in molybdenum prices may have a material adverse effect on our operating results and financial condition.

        Because we cannot control the price of molybdenum, the key operating measures that management focuses on in operating our business are production, cash costs per pound produced and capital expenditures. We continually review our operating strategy as molybdenum market conditions change. The outlook for each of these measures follows.

	Years Ended December 31,
	2011 (Actual)	2012 (Estimated)	2013 (Estimated)
Molybdenum production (000's lb):(1)
TC Mine	21,368	16,000 - 17,000	19,000 - 22,000
Endako Mine (75% share)	6,977	10,000 - 11,000	11,000 - 12,000

Total molybdenum production (000's lb)	28,345	26,000 - 28,000	30,000 - 34,000

Cash cost ($/lb produced):(2)
TC Mine	$6.66	$7.50 - 8.50	$6.00 - 7.00
Endako Mine	11.86	8.25 - 9.25	8.00 - 9.00
Total cash cost ($/lb produced)	$7.94	$7.75 - 9.00	$6.75 - 7.75
Capital expenditures (in millions):
Mt. Milligan(3),(4),(5)	$409.3	$750 - 825	$190 - 245
Endako mill expansion (TCM share)(3),(4)	221.0	83 - 87	—
TC and Endako mines, Langeloth & other	64.5	35 - 40	15 - 20

Total capital expenditures	$694.8	$868 - 952	$205 - 265

(1)
Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide ("HPM") from our share of production from the mines; excludes molybdenum processed from purchased product.

(2)
Weighted-average of TC Mine and Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting, and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, corporate allocations, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for TC Mine, which only produces molybdenum sulfide on site, includes an estimated molybdenum loss, an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs to the Langeloth Facility. See "Non-GAAP Financial Measures" for additional information.

(3)
Excludes capitalized interest and debt issuance costs and excludes changes in accruals of $111.2 million.

(4)
Canadian to US foreign exchange rate for 2012 and 2013 assumed at parity (C$1.00 = US$1.00).

(5)
Includes non-cash capital lease activity.

Selected Consolidated Financial and Operational Information
(US$ in millions except per share and per pound amounts)

	Three Months Ended December 31,		Years Ended December 31,
	2011	2010	2011	2010	2009
	(unaudited)
Financial
Revenues
Molybdenum sales	$112.9	$152.0	$651.9	$578.6	$361.9
Tolling, calcining and other	3.8	4.8	17.2	16.2	11.5

	116.7	156.8	669.1	594.8	373.4

Costs and expenses
Operating expenses	110.1	75.6	400.4	315.5	241.3
Depreciation, depletion and amortization	13.2	14.3	67.1	49.9	43.4

Total cost of sales	123.3	89.9	467.5	365.4	284.7
Selling and marketing	1.2	2.1	7.9	7.7	6.2
Accretion expense	0.5	0.3	1.9	1.5	1.4
General and administrative	6.7	5.9	28.3	23.5	25.1
Acquisition costs	—	8.6	—	12.9	—
Exploration	3.1	2.6	14.2	9.4	6.3

Total costs and expenses	134.8	109.4	519.8	420.4	323.7

Operating income (loss)	(18.1)	47.4	149.3	174.4	49.7
Other (income) and expense	(9.1)	79.4	(154.0)	40.5	103.7

Income (loss) before income and mining taxes	(9.0)	(32.0)	303.3	133.9	(54.0)
Income and mining tax expense (benefit)	(9.8)	13.0	11.2	20.2	2.0

Net income (loss)	$0.8	$(45.0)	$292.1	$113.7	$(56.0)

Net income (loss) per share
Basic	$—	$(0.28)	$1.75	$0.79	$(0.44)
Diluted	$—	$(0.28)	$1.73	$0.75	$(0.44)
Cash generated by operating activities	$21.1	$31.6	$202.7	$157.4	$105.9
Adjusted non-GAAP Measures:(1)
Adjusted net income (loss)(1)	$—	$34.4	$122.9	$163.3	$37.4
Adjusted net income (loss) per share—basic(1)	$—	$0.22	$0.74	$1.13	$0.29
Adjusted net income (loss) per share—diluted(1)	$—	$0.20	$0.73	$1.07	$0.29
Operational Statistics
Mined molybdenum production (000's lb)(2)	4,310	9,316	28,345	32,577	25,260
Cash cost ($/lb produced)(3)	$12.69	$5.81	$7.94	$6.07	$5.84
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	5,368	7,574	31,806	29,072	27,389
Purchased and processed product	2,650	1,896	8,245	7,855	4,683

	8,018	9,470	40,051	36,927	32,072

Average realized sales price ($/lb)(1)	$14.08	$16.05	$16.28	$15.67	$11.28

(1)
See "Non-GAAP Financial Measures" for the definition and reconciliation of these non-GAAP measures.

(2)
Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide ("HPM") from our share of production from the mines; excludes molybdenum processed from purchased product.

(3)
Weighted-average of TC Mine and Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting, and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, corporate allocations, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. The cash cost for TC Mine, which only produces molybdenum sulfide on site, includes an estimated molybdenum loss, an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs. See "Non-GAAP Financial Measures" for additional information.

	As of December 31, 2011	As of December 31, 2010
Cash and cash equivalents	$294.5	$316.0
Total assets	$2,994.2	$2,317.7
Total debt, including capital lease obligations	$374.9	$22.0
Total liabilities	$1,264.7	$887.8
Shareholders' equity	$1,729.5	$1,429.9
Shares outstanding (000's)	167,964	165,190

Summary of Quarterly Results
(US$ in millions except per share and per pound amounts—unaudited)

	Dec 31 2011	Sep 30 2011	Jun 30 2011	Mar 31 2011	Dec 31 2010	Sep 30 2010	Jun 30 2010	Mar 31 2010
Financial
Revenues	$116.7	$154.8	$190.9	$206.7	$156.8	$161.8	$148.4	$127.8
Operating income (loss)	$(18.1)	$22.4	$69.1	$75.9	$47.4	$45.6	$50.3	$31.1
Net income (loss)	$0.8	$45.6	$116.8	$128.9	$(45.0)	$31.1	$126.5	$1.1
Income (loss) per share:
—basic	$—	$0.27	$0.70	$0.78	$(0.28)	$0.22	$0.90	$0.01
—diluted	$—	$0.27	$0.68	$0.73	$(0.28)	$0.22	$0.87	$0.01
Cash generated by operating activities	$21.1	$51.4	$53.6	$76.6	$31.6	$59.0	$41.2	$25.6
Adjusted non-GAAP Measures(1)
Adjusted net income (loss)(1)	$—	$3.6	$56.4	$62.9	$34.4	$51.6	$51.7	$25.6
Adjusted net income (loss) per share(1)
—basic(1)	$—	$0.02	$0.34	$0.38	$0.22	$0.37	$0.37	$0.18
—diluted(1)	$—	$0.02	$0.33	$0.36	$0.20	$0.36	$0.36	$0.17
Operational Statistics
Mined molybdenum production (000's lb)	4,310	3,696	10,010	10,329	9,316	7,958	7,034	8,269
Cash cost ($/lb produced)(1)	$12.69	$15.62	$5.74	$5.37	$5.81	$6.24	$7.06	$5.36
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	5,368	7,426	8,952	10,060	7,574	7,750	7,013	6,735
Purchased and processed product	2,650	2,191	1,824	1,580	1,896	2,513	1,626	1,820

	8,018	9,617	10,776	11,640	9,470	10,263	8,639	8,555

Average realized sales price ($/lb)(1)	$14.08	$15.64	$17.28	$17.39	$16.05	$15.30	$16.84	$14.50

(1)
See "Non-GAAP Financial Measures" for the definition and reconciliation of these non-GAAP measures.

Financial Review

Three Months Ended December 31, 2011 (Unaudited)

Net Income (loss)

        Net income for the fourth quarter of 2011 was $0.8 million, or nil per share, compared to a net loss of $45.0 million, or $0.28 per share for the fourth quarter of 2010. Net income for the fourth quarter of 2011 included a non-cash unrealized gain on common stock purchase warrants of $0.8 million, or nil per share. Net loss for the fourth quarter of 2010 included a non-cash unrealized loss on common stock purchase warrants of $79.4 million, or ($0.47) per share. Non-cash unrealized gains and losses on common stock purchase warrants result from a requirement under US GAAP to account for outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income (loss). On October 24, 2011, certain of our warrants expired unexercised as our stock price was below the C$9.00 exercise price for such warrants. As a result, after October 24, 2011, we will not recognize any non-cash unrealized gains and losses on these warrants. When we acquired Terrane, we assumed common stock purchase warrants issued by Terrane that expire on June 21, 2012 (the "2012 Terrane Warrants"). The 2012 Terrane Warrants remain outstanding and, accordingly, we will continue to record unrealized gains and losses on those warrants until they are exercised or expire.

        Non-GAAP adjusted net income (loss) for the fourth quarter of 2011 (excluding the non-cash unrealized gain on the warrants) was nil, or nil per share, compared to non-GAAP adjusted net income for the fourth quarter of 2010 (excluding the non-cash unrealized loss on the warrants) of $34.4 million, or $0.20 per share. The break-even non-GAAP results for the fourth quarter of 2011 was primarily the result of lower-of-cost-or market product inventory write-downs of $6.3 million, higher operating costs at the TC Mine and Endako Mine, lower production and sales volumes and lower molybdenum sales prices, which were partially offset by foreign exchange gains of $8.7 million. See "Non-GAAP Financial Measures" below for the definition and reconciliation of adjusted net income (loss).

Revenue

        Revenue in the fourth quarter of 2011 was $116.7 million, down 25.6% compared to revenue in the fourth quarter of 2010. The decrease in revenue resulted from lower sales volumes and lower average realized sales prices. We sold 8.0 million pounds of molybdenum in the fourth quarter of 2011, which was 1.5 million pounds less than the fourth quarter of 2010. Lower sales volume primarily resulted from lower mined production from TC Mine, as planned, in the fourth quarter of 2011 compared to the fourth quarter of 2010.

        The average realized sales price for molybdenum in the fourth quarter of 2011 was $14.08 per pound, which was $1.97 per pound, or 12.3%, lower compared to the fourth quarter of 2010.

Operating Expenses

        Operating expenses for the fourth quarter of 2011 were $110.1 million, which was up 45.6% from the same quarter in 2010. The increase in operating expenses in the fourth of 2011 was primarily the result of the waste stripping activities at TC Mine. In addition, for the fourth quarter of 2011, a lower-of-cost-or-market product inventory write-down of $6.3 million was recognized for both mines. As well, operating expenses in the fourth quarter of 2011 included a write-down of surplus and obsolete materials and supplies inventory of $1.9 million. In addition, higher volume of third party purchased molybdenum that was processed and sold resulted in increased operating expenses.

        The non-GAAP financial measure of cash cost per pound produced from our mines was $12.69 per pound in the fourth quarter of 2011 compared to $5.81 per pound for the same quarter in 2010. Cash cost per pound produced was higher in the current quarter compared to the same quarter in 2010 mainly due to significantly lower production and higher costs from TC Mine, as planned, due to mine pit sequencing and waste stripping activities. See "Non-GAAP Financial Measures" below for the calculation of cash cost per pound produced.

Depreciation, Depletion and Amortization Expense

        Depreciation, depletion and amortization expense in the fourth quarter of 2011 was $13.2 million compared to $14.3 million in the fourth quarter of 2010. This decrease was primarily due to the lower volume of molybdenum sold from our mines in the fourth quarter of 2011 compared to the fourth quarter of 2010. Product inventory costs include depreciation, depletion and amortization.

General and Administrative Expense

        General and administrative expense in the fourth quarter of 2011 was $6.7 million, which increased $0.8 million compared to $5.9 million in the fourth quarter of 2010. General and administrative expense included $0.9 million in both the fourth quarter of 2011 and 2010 of stock-based compensation expense. Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based award applies. General and administrative expense increased primarily as a result of higher compensation costs as a result of additional employees hired during the year and higher outside consulting costs, both of which are associated with the growth of the company during 2011.

Acquisition Costs

        Acquisition costs of $8.6 million during the fourth quarter of 2010 related to investment banking fees, legal and consulting costs associated with the Terrane acquisition.

Exploration Expense

        On April 21, 2011, we terminated our option agreement to acquire an interest in the Mount Emmons project. Upon termination, we released approximately $0.4 million held in escrow to U.S. Energy Corp. related to minimum amounts in prior years that were required to be spent under the option agreement.

        Exploration expense for the fourth quarter of 2011 was $3.1 million compared to $2.6 million for the fourth quarter of 2010. The current quarter expenses included $1.8 million for the Berg property, $1.0 million of exploration drilling expenditures at the TC Mine, $0.2 million for certain property payments, and $0.1 million at the Endako Mine (reflecting our 75% share). The 2010 exploration expenses included $1.0 million of expenditures related to the now terminated option agreement for the Mount Emmons project, together with exploration drilling expenditures of $0.4 million at the TC Mine, $1.1 million at the Mt. Milligan property, and $0.1 million combined on other properties.

        We expect to focus our 2012 exploration efforts and resources on completing a scoping study at the Berg exploration project (copper-molybdenum-silver property) that was acquired in the Terrane acquisition.

Other Income and Expense

        For the fourth quarter of 2011, we recognized an $8.7 million foreign exchange gain compared to a foreign exchange loss of $0.6 million for the fourth quarter of 2010. During the fourth quarter of 2011, the C$ strengthened against the US$, which resulted in an unrealized foreign exchange gain of $6.6 million on intercompany notes that are denominated in a different currency than their measurement currency and an unrealized foreign exchange gain of $3.7 million on foreign currency derivative instruments. The remaining exchange loss was the result of C$ cash balances that have the

US$ as their measurement currency and on US$ payables and receivables that have the C$ as their measurement currency. For the fourth quarter of 2010, we recognized a foreign exchange loss of $0.6 million as the result of unrealized losses on foreign currency derivative instruments.

        The foreign exchange rate was US$1.00 = C$1.02 at December 31, 2011 compared to US$1.00 = C$1.04 at September 30, 2011, US$1.00 = C$0.99 at December 31, 2010 and US$1.00 = C$1.03 at September 30, 2010.

Income and Mining Tax Expense (Benefit)

        For the fourth quarter of 2011, we had a net tax benefit of $9.8 million compared to a net tax expense of $13.0 million for the fourth quarter of 2010. The fourth quarter of 2011 was impacted by a loss before income taxes resulting in a net tax benefit. The fourth quarter of 2010 was impacted by income before income taxes resulting in higher tax expense. Additionally, the non-cash unrealized gain and loss on common stock purchase warrants in the fourth quarter 2011 and 2010, respectively, did not generate any income tax expense or benefit.

        The tax benefit in the fourth quarter of 2011 benefitted from a lower taxable income, a proportionally higher percentage depletion deduction, and foreign tax differences.

Three Years Ended December 31, 2011

Net Income (loss)

        Net income for the year ended December 31, 2011 was $292.1 million, or $1.73 per share, compared to $113.7 million, or $0.75 per share, for the year ended December 31, 2010 and a net loss of $56.0 million, or $0.44 per share, for the year December 31, 2009. Net income for the year ended December 31, 2011 included a non-cash unrealized gain on common stock purchase warrants of $169.2 million, or $1.00 per share. Net income for 2010 included a non-cash unrealized loss on common stock purchase warrants of $49.6 million, or ($0.33) per share. Net loss for 2009 included a non-cash unrealized loss on common share purchase warrants of $93.4 million, or ($0.72) per share. The non-cash unrealized gains and losses on common stock purchase warrants for the years ended December 31, 2011, 2010 and 2009 were the result of a requirement under US GAAP to account for outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income. As discussed above, certain of our warrants expired unexercised on October 24, 2011. As a result, after October 24, 2011, we will not recognize any additional non-cash unrealized gains and losses on these common stock purchase warrants. The 2012 Terrane warrants remain outstanding, and we will continue to record unrealized gains and losses on those warrants until they are exercised or expire on June 21, 2012.

        Non-GAAP adjusted net income for the year ended December 31, 2011 (excluding the non-cash unrealized gain on the warrants) was $122.9 million, or $0.73 per share. Non-GAAP adjusted net income for the year ended December 31, 2010 (excluding the non-cash unrealized loss on the warrants) was $163.3 million, or $1.07 per share. The decrease in non-GAAP adjusted net income for the year ended December 31, 2011 compared to the same period in 2010 was primarily the result of higher sales volumes and higher average realized molybdenum prices, which were more than offset by higher operating expenses related primarily to the waste stripping activities at our TC Mine and lower-of-cost-or-market product inventory write-downs of $24.9 million. Non-GAAP adjusted net income in 2009 (excluding the non-cash unrealized loss on the warrants) was $37.4 million, or $0.29 per share. The lower non-GAAP adjusted net income for 2009 was primarily due to significantly lower average realized molybdenum prices. See "Non-GAAP Financial Measures" below for the definition and reconciliation of adjusted net income.

        Net income for the year ended December 31, 2011 also included losses on foreign exchange of $13.1 million, or ($0.08) per share, compared to foreign exchange gains of $7.4 million in 2010, or $0.05 per share, and foreign exchange losses of $10.9 million in 2009, or ($0.09) per share.

Revenue

        Revenue for the year ended December 31, 2011 was $669.1 million, which was up 12.5% from 2010. The increase in revenue resulted from higher sales volumes and higher average realized sales prices. We sold 40.1 million pounds of molybdenum in 2011, which was 3.1 million pounds more than the volume sold in 2010. The average realized sales price for molybdenum in 2011 was $16.28 per pound, which was $0.61 per pound higher compared to the average realized sales price for molybdenum in 2010. Revenue from toll roasted material for third parties was $17.2 million in 2011, an increase of $1.0 million compared to $16.2 million in 2010, primarily as a result of higher market demand.

        Higher sales volume in 2011 resulted primarily from a drawdown of mined production from the TC Mine and Endako Mine, and partly from higher sales volume of third-party product that was purchased and sold.

        Revenue in 2010 was $594.8 million, up $221.4 million or approximately 59.3% from $373.4 million in 2009. Revenue in 2010 increased as a result of higher average realized sales prices for molybdenum, with an average realized price in 2010 of $15.67 per pound, up approximately 38.9% from $11.28 per pound in 2009. Molybdenum sold from our mines in 2010 was 29.1 million pounds, up approximately 6.1% from 27.4 million pounds sold in 2009. Sales volumes from third-party product purchased and processed were 7.9 million pounds in 2010, up 67.7% from 4.7 million pounds in 2009. Revenue from toll roasted material for third parties was $16.2 million in 2010, up approximately 40.9% compared to $11.5 million in 2009 primarily as a result of higher volume driven by an increase in commodity prices throughout 2010.

Operating Expenses

        Operating expenses in 2011 were $400.4 million, up $84.9 million, or 26.9% compared to the same period in 2010. The increase in operating expenses in 2011 was primarily the result of the waste stripping activities at our TC Mine, higher sales volume, an increase in higher-cost third-party molybdenum that was purchased, processed, and sold, and lower-of-cost-or-market product inventory write-downs of $24.9 million for both mines.

        The non-GAAP financial measure of cash cost per pound produced from our mines increased in 2011 to $7.94 per pound from $6.07 per pound in 2010. The increase in the 2011 cash cost per pound produced was due to lower production and higher costs at the TC Mine in the second half of 2011 associated with the planned mine pit sequencing that resulted in increased waste stripping activities, lower grade ore and lower mill recovery rates, which were substantially offset by record production and higher ore grades and mill recovery rates at TC Mine in the first half of 2011. In addition, cash cost per pound produced at the Endako Mine was higher in 2011 primarily as a result of higher repairs and maintenance costs to crushing and conveying systems and milling equipment. Operating expenses at the Endako Mine were also impacted by unfavorable foreign exchange rates converting C$ costs to US$. The foreign exchange rate averaged US$1.00 = C$0.99 in 2011 compared to an average rate of US$1.00 = C$1.03 in 2010. See "Non-GAAP Financial Measures" below for the calculation and reconciliation of cash cost per pound produced.

        Operating expenses in 2010 were $315.5 million, up $74.2 million or approximately 30.8% from $241.3 million in 2009, primarily due to higher sales volume in 2010. Prices for third-party molybdenum that was purchased, processed, and sold were up significantly during 2010 compared to 2009, which, together with the increased sales volumes from third-party product purchased, processed, and sold also contributed to higher operating expenses in 2010.

        The non-GAAP financial measure of cash cost per pound produced from our mines increased in 2010 to $6.07 per pound from $5.84 per pound in 2009. The increase in the cash cost per pound produced in 2010 was primarily the result of a higher cash cost per pound produced at the Endako Mine due to higher mining and milling costs. A breakdown of the Endako Mine in-pit conveyor system caused higher ore haulage costs at the mine together with unexpected repair and maintenance costs. In addition, the Endako Mine expenses were higher due to unfavorable foreign exchange rates converting C$ costs to US$ costs. The foreign exchange rate averaged US$1.00 = C$1.03 in 2010 compared to an average rate of US$1.00 = C$1.14 in 2009. See "Non-GAAP Financial Measures" below for the calculation and reconciliation of cash cost per pound produced.

Depreciation, Depletion and Amortization Expense

        Depreciation, depletion and amortization expense in 2011 was $67.1 million, an increase of $17.2 million, or approximately 34.5% compared to 2010. The increase in 2011 primarily resulted from higher molybdenum sales from our mines in 2011 and the depreciation of new mining equipment placed into service since December 31, 2010. Product inventory costs include depreciation, depletion and amortization.

        Depreciation, depletion and amortization expense in 2010 was $49.9 million or approximately 15.0% more than $43.4 million in 2009. The increase in 2010 primarily resulted from higher molybdenum sales from our mines in 2010. This increase was partially offset by the effects of increased mineral reserve estimates established at the TC Mine late in the third quarter of 2009. Product inventory costs include depreciation, depletion and amortization.

General and Administrative Expense

        General and administrative expense in 2011 was $28.3 million, compared to $23.5 million and $25.1 million in 2010, and 2009, respectively. General and administrative expense in 2011, 2010, and 2009 included $4.8 million, $4.1 million, and $8.7 million, respectively, of non-cash stock-based compensation expense. The stock-based compensation for 2011 and 2010 was lower than 2009 due to a lower amount of stock-based awards granted together with a lower valuation resulting primarily from a significantly lower stock price. Additionally, the 2009 stock-based compensation included a non-cash compensation charge of $2.8 million related to a voluntary stock option surrender program.

        Excluding the effects of stock-based compensation, general and administrative expense is higher in 2011 compared to 2010. The increase in general and administrative expense in 2011 was primarily the result of higher compensation costs associated with additional employees hired as well as increased strategic and other consulting expenses due to our growth activities. Excluding the effects of stock-based compensation, general and administrative expense in 2010 was higher than 2009 primarily as a result of costs related to first-time SEC proxy filings and higher compensation costs in 2010.

Acquisition costs

        Acquisition costs of $12.9 million in 2010 related to investment banking fees, legal and consulting costs associated with the Terrane acquisition.

Exploration Expense

        On April 21, 2011, we terminated our option agreement with U.S. Energy Corp. to acquire an interest in the Mount Emmons molybdenum project located in Gunnison County, Colorado. Upon termination, we released approximately $0.4 million held in escrow to U.S. Energy Corp. related to minimum amounts in prior years that were required to be spent under the option agreement.

        Exploration expense in 2011 was $14.2 million, compared to $9.4 million and $6.3 million in 2010 and 2009, respectively. These expenses vary from period to period according to the type of activity being undertaken. The 2011 expenses primarily included $2.9 million of expenditures under the now terminated option agreement relating to the Mount Emmons project, $5.2 million for a scoping study for the Berg property, exploration drilling activities at the TC Mine, Endako Mine, and Mt. Milligan of $3.1 million, $1.4 million (reflecting our 75% share), and $1.0 million, respectively, and $0.5 million for property payments on the Davidson property.

        Exploration expense in 2010 was $9.4 million, compared to $6.3 million in 2009. The 2010 exploration expenses primarily included $4.7 million under the now terminated option agreement relating to the Mount Emmons project, exploration drilling activities at the TC Mine, Endako Mine, and Mt. Milligan of $1.4 million, $1.1 million (reflecting our 75% share) and $1.1 million, respectively, and $0.5 million for property payments on the Davidson property. The 2009 expenses included $4.7 million under the option agreement on the Mount Emmons property and $1.6 million on the Davidson property.

        We expect to focus our 2012 exploration efforts and resources on completing a scoping study at the Berg exploration project (copper-molybdenum-silver property) that was acquired in the Terrane acquisition.

Interest and Finance Fees, Net

        Interest and finance fees of $5.2 million in 2011 primarily related to approximately $2.3 million of commitment fees on the unused $300.0 million revolving credit facility, $2.1 million of debt issuance cost amortization, and $0.8 million of interest on the mobile mining equipment loans. In 2011, we capitalized interest and debt issuance costs totaling $16.8 million.

        Interest and finance fees of $0.9 million in 2010 primarily related to approximately $0.6 million of interest expense on equipment loans, and the amortization of $0.3 million of deferred debt issuance costs and commitments fees on the unused $290.0 million revolving credit facility.

        Interest and finance fees of $1.2 million in 2009 primarily represented interest expense on equipment loans, together with commitment fees on an unused $35.0 million revolving credit facility. Effective February 2, 2010, we terminated the $35.0 million revolving credit facility.

Foreign Exchange Gains and Losses

        Foreign exchange loss in 2011 was $13.1 million compared to a foreign exchange gain of $7.4 million in 2010 and a foreign exchange loss of $10.9 million in 2009. During 2011, the US$ strengthened against the C$, which resulted in an unrealized foreign exchange loss of $11.8 million on intercompany notes that are denominated in a different currency than their measurement currency and an unrealized foreign exchange gain of $1.6 million on foreign currency derivative instruments. The remaining foreign exchange loss was the result of C$ cash balances that have the US$ as their measurement currency and on US$ payables and receivables that have the C$ as their measurement currency.

        Foreign exchange gain in 2010 of $7.4 million was primarily the result of a $4.6 million foreign exchange gain from the settlement of an intercompany note from Canadian operations related to the Terrane acquisition. In addition, gains of $2.9 million and $1.9 million on foreign exchange derivative instruments were recognized in 2010 and 2009, respectively.

        The foreign exchange loss in 2009 was primarily due to C$ cash balances that have the US$ as their measurement currency. The C$ weakened against the US$ during 2009 which resulted in the foreign exchange loss.

        The foreign exchange rate was US$1.00 = C$1.02 at December 31, 2011 compared to US$1.00 = C$.99 at December 31, 2010 and US$1.00 = C$1.05 at December 31, 2009.

Income and Mining Tax Expense (Benefit)

        Income and mining tax expense was $11.2 million in 2011, which was $9.0 million lower and $9.2 million higher than income and mining tax expense of $20.2 million and $2.0 million in 2010 and 2009, respectively. Income and mining tax expense for 2011 benefited from lower taxable income, increased percentage depletion due to higher sales and declining Canadian national and provincial tax rates. Income and mining tax expense for 2010 benefitted from a net refund of $7.1 million of certain state income taxes related to state tax planning; a realization of alternative minimum tax credits in 2010, which resulted in a $2.9 million reduction of the related valuation allowance (due to a tax election related to the treatment of development costs); and an out-of-period adjustment of $4.5 million due to a difference between the 2009 income tax provision and the 2009 tax return, whereby we realized an additional net operating loss carry-back. Income and mining taxes for 2009 benefitted from a re-evaluation of US state income tax rates, declining Canadian provincial income tax rates and proportionately higher percentage depletion deduction and foreign tax differences primarily due to lower average realized molybdenum prices. The non-cash unrealized gains and losses on the common stock purchase warrants during the three years did not generate any income tax expenses or benefits.

US Operations Molybdenum

TC Mine

        The table that follows presents a summary of the TC Mine's operating and financial results for the three months ended December 31, 2011 and 2010, and years ended December 31, 2011, 2010, and 2009:

	Three Months Ended December 31,		Years Ended December 31,
(Unaudited)	2011	2010	2011	2010	2009
Operational Statistics
Mined (000's ore tons)	3,501	1,745	7,610	10,343	7,174
Milled (000's tons)	2,657	2,688	10,398	10,128	7,591
Grade (% molybdenum)	0.057	0.160	0.116	0.139	0.131
Recovery (%)	81.6	89.9	84.6	89.9	90.4
Molybdenum production (000's lb)(1)	2,527	7,630	21,368	25,071	17,813
Cash cost ($/lb produced)(2)	$13.05	$4.72	$6.66	$5.20	$5.72
Molybdenum sold (000's lb)	3,996	6,056	25,471	22,284	19,366
Average realized sales price ($/lb)	$13.94	$16.07	$16.42	$15.67	$11.22

(1)
Mined molybdenum production pounds reflected are molybdenum oxide and HPM.

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

  Molybdenum Production and Cash Costs

          The TC Mine had record molybdenum production in 2010 and the first half of 2011 due to the planned mine pit sequencing and the mining of high grade ore primarily in the bottom of the pit during these periods. In 2011, the TC Mine produced 21.4 million pounds, down approximately 14.8% from a record 25.1 million pounds produced during 2010. The overall lower production for 2011 was primarily the result of significantly lower production in the second half of 2011 due to the lower-grade ore and a lower mill recovery rate associated with the planned mine pit sequencing, which somewhat offset record production in the first half of 2011.

          Molybdenum production from TC Mine was 2.5 million pounds in the fourth quarter of 2011, which was down 66.9% compared to the fourth quarter of 2010. Lower production was primarily the result of a significantly lower ore-grade and mill recovery rate due to the mine pit sequencing, as discussed above.

          Production in 2010 was a record high of 25.1 million pounds compared to 2009 production of 17.8 million pounds primarily due to higher tons mined and milled and higher ore grade in 2010. Lower production in 2009 also was partly impacted by a planned 2-week shutdown in July 2009. Higher tons mined and milled in 2010 compared to 2009 was the result of the modified 2009 work schedule.

          The non-GAAP financial measure of cash cost per pound produced increased to $13.05 per pound in the fourth quarter of 2011 from $4.72 per pound in the fourth quarter of 2010. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced. The increase in the 2011 fourth quarter cash cost per pound compared to the fourth quarter of 2010 was primarily the result of costs related to increased waste stripping activities together with lower production in the fourth quarter of 2011 as explained above. The cash costs in the fourth quarter of 2011 included stripping costs of $10.07 million, or $ 3.99 per pound produced, compared to stripping costs of $7.6 million, or $1.00 per pound produced in the fourth quarter of 2010.

          The cash cost per pound produced in 2011 increased 28.1% to $6.66 per pound compared to $5.20 per pound in 2010 primarily due to lower production and higher costs in the second half of 2011 associated with the planned mine pit sequencing, increased waste stripping activities and the lower grade ore and mill recovery rates, which was substantially offset by record production and higher ore grades and mill recovery rates at the TC Mine in the first half of 2011. The cash costs in 2011 included stripping costs of $53.3 million, or $ 2.50 per pound produced, compared to stripping costs of $26.0 million, or $1.04 per pound produced in 2010. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced.

          The cash cost per pound produced in 2010 decreased 9.1% to $5.20 per pound compared to $5.72 per pound in 2009 primarily due to record production in 2010. The cash costs in 2010 included stripping costs of $26.0 million, or $1.04 per pound produced, compared to stripping costs of $26.1 million, or $1.47 per pound produced in 2009. The impact of higher production in 2010 was partly offset by higher repairs and maintenance costs, higher fuel costs and higher employee compensation costs.

  Molybdenum sold

          Molybdenum sold from the TC Mine material in the fourth quarter of 2011 of 4.0 million pounds at an average realized sales price of $13.94 per pound was down approximately 34.0% from 6.1 million pounds sold at an average realized sales price of $16.07 per pound in the fourth quarter of 2010.

  During the fourth quarter of 2011, sales included deliveries under certain forward sales contracts of approximately 0.5 million pounds at an average realized sales price of $9.70 per pound compared to approximately 0.3 million pounds at an average realized sales price of $10.92 per pound in the fourth quarter of 2010. All deliveries under the forward sales contracts have now been completed.

          For 2011, TC Mine sold 25.5 million pounds of molybdenum at an average realized sales price of $16.42 per pound, compared to 22.3 million pounds at an average realized sales price of $15.67 per pound in 2010. During 2011, sales included deliveries under certain forward sales contracts of approximately 1.9 million pounds at an average realized sales price of $10.51 per pound compared to approximately 1.5 million pounds at an average realized sales price of $10.53 per pound for 2010. All deliveries under these forward sales contracts have now been completed.

          In 2010, TC Mine sold 22.3 million pounds of molybdenum compared to 19.4 million pounds sold in 2009. During 2010, approximately 1.5 million pounds at an average realized sales price of $10.53 per pound were sold under certain forward sales contracts, compared to approximately 1.9 million pounds at an average realized sales price of $8.42 per pound in 2009.

  Langeloth Facility

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

          The following is a summary of the Langeloth Facility's operating results for the three months ended December 31, 2011 and 2010, and years ended December 31, 2011, 2010, and 2009:

	Three Months Ended December 31,		Years ended December 31,
(Unaudited)	2011	2010	2011	2010	2009
Operational Statistics
Molybdenum sold from purchased product (000's lb)	2,650	1,896	8,245	7,855	4,683
Realized price on molybdenum sold from purchased product ($/lb)	$14.30	$16.14	$15.95	$15.75	$11.40
Toll roasted and upgraded molybdenum processed (000's lb)	1,843	1,798	7,071	5,703	3,841
Roasted metal products processed (000's lb)	2,155	4,742	17,090	18,334	10,030

          In the fourth quarter of 2011, molybdenum sold from third-party purchased molybdenum concentrate was up 39.8% over the fourth quarter of 2010 and was sold at an average realized sales price that was approximately 11.4% lower than the fourth quarter of 2010. Third-party concentrate purchases and sales volumes increased in the current quarter compared to the same quarter of 2010, primarily due to lower production from the TC Mine in the second half of 2011.

          Molybdenum sold from purchased product of 8.2 million pounds for the year ended December 31, 2011, was up 5.0% from the same period in 2010. The average realized sales price on molybdenum sold from purchased product was $15.95 per pound in 2011 compared to $15.75 for the same period in 2010.

          The volume of toll roasted molybdenum processed during the fourth quarter of 2011 and the full year 2011 increased approximately 2.5% and 24.0%, respectively, compared to the same periods of 2010 primarily as a result of increased customer demand.

Canadian Operations Molybdenum

Endako Mine

        The table and related discussion that follows presents a summary of our 75% share of the Endako Mine's operating and financial results for the three months ended December 31, 2011 and 2010, and years ended December 31, 2011, 2010, and 2009:

	Three Months Ended December 31,		Years ended December 31,
(Unaudited)	2011	2010	2011	2010	2009
Operational Statistics
Mined (000's ore tons)	3,009	2,353	12,623	10,342	8,226
Milled (000's tons)	2,157	1,810	8,806	8,413	8,068
Grade (% molybdenum)	0.057	0.063	0.053	0.060	0.059
Recovery (%)	72.9	73.7	73.9	74.5	78.4
Molybdenum production (000's lb)(1)	1,783	1,686	6,977	7,506	7,447
Cash cost ($/lb produced)(2)	$12.19	$10.65	$11.86	$8.89	$6.13
Molybdenum sold (000's lb)	1,372	1,518	6,335	6,788	8,023
Average realized sales price ($/lb)	$14.06	$15.83	$16.12	$15.56	$11.37

(1)
Mined molybdenum production pounds are molybdenum oxide.

(2)
The Endako Mine cash cost represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging for molybdenum oxide produced in the period. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, corporate allocations, stock-based compensation and other non-cash employee benefits, and depreciation, depletion, amortization and accretion. See "Non-GAAP Financial Measures" for additional information.

Molybdenum Production and Cash Costs

        Our 75% share of molybdenum production at the Endako Mine increased 5.8% in the fourth quarter of 2011 to 1.8 million pounds from 1.7 million pounds in the fourth quarter of 2010. This increase was primarily due to higher tons mined and milled partly offset by lower ore grade and mill recovery rate in the fourth quarter of 2011.

        For 2011, our 75% share of molybdenum production at the Endako Mine decreased 7.0% to 7.0 million pounds compared to 7.5 million pounds in 2010. This decrease was primarily due to lower ore grade and a lower mill recovery rate in 2011 compared to 2010, partly offset by higher tons mined and milled.

        Our 75% share of molybdenum production at the Endako Mine in 2010 increased slightly to 7.5 million pounds compared to 7.4 million pounds produced in 2009. The slight increase in production in 2010 was primarily due to higher ore tons mined and milled, which was offset by a lower mill recovery rate. For the first half of 2009, the mine and mill were operating at 80% of capacity as planned due to weak economic conditions. Additionally, 2009 production was reduced due to a planned 2-week shutdown in July 2009.

        The non-GAAP financial measure of cash cost per pound produced increased to $12.19 per pound in the fourth quarter of 2011 from $10.65 per pound in the fourth quarter of 2010. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced. The cash costs for the Endako Mine were impacted by higher mining costs primarily due to repairs and maintenance on crushing and conveyor systems, mill equipment repairs, and a write-down of surplus and obsolete materials and supplies inventory for the existing mill.

        For 2011, the cash cost per pound produced increased to $11.86 per pound compared to $8.89 per pound in 2010. The increase in cash cost per pound produced in 2011 was primarily the result of higher repairs and maintenance costs to crushing and conveying systems, which also resulted in higher ore haulage costs and mill equipment repairs. Additionally, cold and wet weather conditions caused higher than expected downtime in the first half of 2011 due to material getting caught in chutes and plugging up screening systems. Costs were also impacted by unfavorable foreign exchange rates converting C$ costs to US$ costs. The foreign exchange rate averaged US$1.00 = C$0.99 in 2011 compared to an average rate of US$1.00 = C$1.03 in 2010. A $0.01 change in the Canadian foreign exchange rate results in a change in the cash cost per pound produced of approximately $0.10 per pound.

        For 2010, the cash cost per pound produced increased to $8.89 per pound compared to $6.13 per pound in 2009. The increase in cash cost per pound produced in 2010 was primarily the result of higher mining and milling costs due to a breakdown of the in-pit conveyor system, which resulted in higher truck haulage costs, and higher repairs and maintenance costs in the mill. Costs were also impacted by unfavorable foreign exchange rates converting C$ costs to US$ costs. The foreign exchange rate averaged US$1.00 = C$1.03 in 2010 compared to an average rate of US$1.00 = C$1.14 in 2009.

Molybdenum sold

        Our share of molybdenum sold from the Endako Mine in the fourth quarter of 2011 was 1.4 million pounds at an average realized sales price of $14.06 per pound compared to 1.5 million pounds sold at an average realized sales price of $15.83 per pound in the fourth quarter of 2010.

        For 2011, our share of molybdenum sold from the Endako Mine was 6.3 million pounds at an average realized sales price of $16.12 per pound compared to 6.8 million pounds at an average realized sales price of $15.56 per pound in 2010.

        For 2010, our share of molybdenum sold from the Endako Mine was 6.8 million pounds at an average realized sales price of $15.56 per pound compared to 8.0 million pounds sold at an average realized sales price of $11.37 per pound in 2009. The decrease in pounds sold in 2010 resulted from higher sales in 2009 associated with a drawdown of product inventory.

Mill expansion project

        During the three and twelve months ended December 31, 2011, we incurred C$49.4 million and C$213.9 million, respectively, representing our share of capital expenditures for the mill expansion project, excluding capitalized interest and debt issuance costs.

        Total capital expenditures for the Endako mill expansion project are estimated at approximately C$650.0 million - C$655.0 million (100% basis), including start-up and commissioning costs. Commissioning of the new Endako mill is now complete and commercial production was achieved on February 1, 2012. The construction of the regrind circuit for the new mill is still in process and is expected to be completed by the end of the first quarter of 2012. In the interim, we continue to use the cleaner and regrind circuit in the existing mill. Since inception of the project through December 31, 2011, approximately C$593.4 million has been spent, of which our share is approximately C$450.7 million. In December 2011, we entered into an agreement with Sojitz pursuant to which the parties agreed that Sojitz will pay 12.5% of the cost of the Endako Expansion Project between C$548.24 million and C$650.0 million and that its 25% interest in the Endako Mine would remain unchanged. If the cost of the Endako expansion project exceeds C$650.0 million, Sojitz agreed it would fund 25% of such excess up to C$675.0 million, and its share of any amounts above C$675.0 million would need to be negotiated. This agreement settled a dispute between the parties regarding the parties' respective obligations to fund the total capital cost of the project. Therefore, based upon the final estimated costs of C$650.0 million - C$655.0 million (100% basis), including start-up and commissioning costs, our share of the expansion project capital expenditures are expected to be approximately C$500.0 million - C$504.0 million.

Copper-Gold (Development)

Mt. Milligan Project

        During the fourth quarter and year ended December 31, 2011, we incurred C$191.9 million and C$519.0 million, respectively, of capital expenditures for the Mt. Milligan project, excluding capitalized interest and debt issuance costs. Capital expenditures were primarily related to construction activities related to the tailing storage facility, plant site earthworks, cement works, steel erection, and engineering design costs. Since inception of the project C$575.9 million has been spent through December 31, 2011, including approximately C$40.9 million spent prior to the acquisition of Terrane.

        Given industry wide cost escalation challenges resulting from scarcity of inputs and resources, the cost to complete the Mt. Milligan project may be 10% to 20% higher than our previous estimate, depending upon weather conditions, labor availability and productivity, the timing of equipment deliveries and any unforeseen delays. The Company is currently estimating approximately C$1.4 to C$1.5 billion of total capital to construct and develop the Mt. Milligan copper-gold mine. We continue to monitor our current costs, future cost estimates and scheduling for the project and will revise the estimate upon future developments. There can be no assurance that our current capital estimate and project completion schedule will be achieved.

Liquidity and Capital Resources

        At December 31, 2011, we had cash, cash equivalents, and short-term investments of $294.5 million compared to $316.0 million at December 31, 2010. We monitor our positions with, and the credit quality of, the financial institutions and companies in which we invests our cash, cash equivalents, and short-term investments. Our investment policy limits investments to government-backed financial instruments, commercial paper and other investments meeting the guidelines of our investment policy.

        We manage our credit risk from accounts receivable through our collection activities. As of the date of this Annual Report on Form 10-K, we have not experienced any material delinquencies regarding the collection of our accounts receivable.

        At December 31, 2011, we had working capital of $283.5 million, including $294.5 million of cash, cash equivalents, and short-term investments, $78.6 million of receivables, and $6.7 million of short-term debt, including capital lease obligations, primarily related to equipment financings.

Gold Stream Arrangement

        In December 2011, we entered into an amended and restated gold stream agreement with Royal Gold giving them the right to purchase an additional 15% interest in the refined gold production from Mt. Milligan for $270.0 million, plus $435 per ounce, or prevailing market rate, if lower than $435, when the gold is delivered. When we purchased Terrane in 2010, we entered into a similar transaction with Royal Gold giving them the right to purchase 25% of the refined gold production from Mt. Milligan for $311.5 million. Payments made by Royal Gold upon signing the original and amended and restated agreements were $252.6 million and $112.0 million, respectively. Royal Gold will make the remaining future scheduled payments to us in 2012 and 2013 in the aggregate amount of $216.9 million.

7.375% Senior Unsecured Notes

        On May 20, 2011, we issued $350.0 million 7.375% senior unsecured notes (the "Notes"). The proceeds received in the offering were $339.9 million, which were net of financing fees of $10.1 million. The net proceeds from the Notes offering have been and are expected to be used to fund the development of Mt. Milligan and for general working capital purposes. The Notes are redeemable at our option, in whole or in part, at any time on or after June 1, 2014. The Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year. Interest is payable in cash semi-annually in arrears on June 1 and December 1, and the first interest payment occurred on December 1, 2011.

        The Notes are guaranteed on a senior basis by substantially all of our subsidiaries. The Notes include both standard financial and non-financial covenants, including, among others, limitations on incurring additional indebtedness, making restricted payments, and allowing new liens. As of December 31, 2011, we were in compliance with these covenants. In connection with the issuance of the Notes, we as guarantors, and the initial purchasers, entered into an agreement obligating us to file a registration statement with the SEC so that the holders of the Notes can exchange the Notes for registered notes and related guarantees evidencing the same indebtedness as the Notes. In December 2011, we completed the exchange offer of the original Notes for a like principal amount of exchange notes registered under the Securities Act of 1933.

Credit facility

        We have in place a senior secured revolving credit agreement (the "Credit Agreement"). On February 24, 2011, we entered into the First Amendment to the Credit Agreement, which increased the facility from $290.0 million to $300.0 million. On May 20, 2011, and concurrent with the offering of the Notes (more fully described above), we entered into the Second Amendment to the Credit Agreement to, among other things, allow for the issuance of the Notes. Subsequently, on December 13, 2011, and concurrent with the amended and restated purchase and sale agreement with Royal Gold (as more fully described above), we entered into the Third Amendment to the Credit Agreement to, among other things, allow for the amended and restated purchase and sale agreement with Royal Gold and to amend certain financial covenants and non-financial covenants, including ratio tests for leverage and interest coverage, as well as the liquidity test to be met at the time of any drawdown. Our obligations under the Credit Agreement are secured by a senior lien on substantially all of our tangible and intangible assets. As of December 31, 2011, we were in compliance with the Credit Agreement's covenants.

        As of December 31, 2011, we had no outstanding borrowings and had issued and outstanding $9.0 million in letters of credit under the Credit Agreement.

Caterpillar equipment financing facility

        On March 30, 2011, we entered into a Master Funding and Lease Agreement with Caterpillar Financial Services Limited ("Caterpillar"), which was amended and restated on December 9, 2011 (the "Master Agreement"). The Master Agreement provides for up to $132.0 million in equipment financings comprised of three separate tranches of $20.0 million, $50.0 million, and $62.0 million. The $20.0 million tranche is currently available, and the $50.0 million and $62.0 million tranches are available upon the satisfaction of certain conditions specified in the Master Agreement.

        We entered into the Master Agreement to finance our purchases of mobile mining equipment for use at the Mt. Milligan project. Pursuant to the Master Agreement and agreements entered into in connection therewith, we may draw down on the facility and use the proceeds from each drawdown to fund the purchase of this equipment. Caterpillar will purchase such equipment and simultaneously lease the equipment to us.

        Each borrowing under the facility will be for a term of 60 months. We will pay interest on the amounts borrowed under the facility at either floating or fixed rates, at our option, calculated as set forth in the Master Agreement. Our ability to request advances under the facility will terminate 33 months following its effective date (or such later date as may be agreed upon by Caterpillar), and any unused commitments under the facility will then terminate and no longer be available to us. At the end of each 60-month lease period, we have the option to purchase the underlying equipment for a nominal sum.

        The Master Agreement contains various affirmative and negative covenants and customary events of default. Under the terms of the Master Agreement, we are required to be in compliance with the consolidated leverage ratio and consolidated interest coverage ratio financial covenants. In addition, as a condition to any drawdown under the facility, we must be in compliance with the consolidated liquidity financial covenant included in our Credit Agreement. As of December 31, 2011, we were in compliance with the Credit Agreement's covenants.

        As of December 31, 2011, we had drawn down approximately $8.2 million under the first tranche of the equipment financing facility.

Operating Cash Flows

        Cash generated by operating activities in 2011 was $202.7 million compared to $157.4 million in 2010. This increase in cash flow from operations was primarily the result of changes in working capital mainly due to favorable year-end Canada to US exchange rates and an increase in accounts payable.

        Cash generated by operating activities in 2010 was $157.4 million compared to $105.9 million in 2009. This increase in cash flow from operations was primarily the result of increased operating income resulting from higher molybdenum sales volumes and prices in 2010 compared to 2009, partly offset by unfavorable working capital changes mainly related to higher inventory and accounts receivable balances.

Investing Activities

        Cash used in investing activities in 2011 was $716.5 million compared to cash used of $242.6 million in 2010. During 2011, we spent $686.7 million on property, plant, and equipment expenditures, primarily related to the Endako Mine mill expansion and the development of Mt. Milligan. These 2011 capital expenditures excluded $111.2 million of accrued costs at December 31, 2011. Additionally, cash used in investing activities for 2011 included $16.0 million of restricted cash, primarily comprised of amounts withheld related to construction holdback accounts related to the Endako Mine mill expansion and the development of Mt. Milligan and $13.7 million of interest paid on the Notes, which was capitalized.

        Cash used in investing activities in 2010 was $242.6 million compared to $412.6 million used in 2009. During 2010, we received $355.2 million from maturities of short-term investments, which provided a significant portion of the $383.4 million net cash outlay for the acquisition of Terrane. Additionally, investing activities in 2010 included $213.7 million of property, plant, and equipment expenditures primarily for our 75% share of the mill expansion project at the Endako Mine and operating capital at our TC Mine, Endako Mine and Langeloth Facility. These 2010 capital expenditures excluded $32.5 million of accrued costs at December 31, 2010.

        In 2009, we made short-term investments of $341.3 million together with $66.1 million of plant, property and equipment expenditures. These short-term investments consisted of US and Canadian government-backed securities with maturities of greater than 90 days but less than 180 days. The increase in property, plant, and equipment expenditures in 2010 compared to 2009 was primarily due to the mill expansion project at the Endako Mine together with the purchase of additional mining equipment at both the TC Mine and Endako Mine.

Financing Activities

        Cash generated by financing activities in 2011 was $495.9 million compared to cash generated of $236.0 million in 2010. This increase was primarily related to net proceeds of $339.9 from the issuance of Notes in May 2011, $138.1 million of proceeds received from Royal Gold under the Gold Stream Arrangement, and $26.4 million of net proceeds from the exercise of stock options. The proceeds were partially offset by $5.4 million of debt repayments under the equipment financings and $3.1 million of debt issuance costs.

        In 2010, TCM received $226.5 million of proceeds from the gold stream transaction upon closing of the acquisition of Terrane, together with $9.1 million of net proceeds from equipment financings and $7.6 million of net proceeds from the exercise of stock options, which were somewhat offset by $7.2 million of debt issuance costs for the $290.0 million revolving credit facility that was closed in the fourth quarter of 2010.

        In 2009, TCM received net proceeds of $194.6 million related to the issuance of 15.5 million shares and $11.4 million related to stock option exercises, which more than offset scheduled principal payments on equipment loans of $5.3 million.

Liquidity and Capital Resources Summary

        At December 31, 2011, we have estimated future cash capital project expenditures of approximately $1.02 billion to $1.16 billion to complete the Endako mill expansion and the Mt. Milligan mine. We have solidified our ability to finance these capital project expenditures with the $294.5 million of consolidated cash on hand, the remaining proceeds from Royal Gold of $216.9 million, $123.8 million of undrawn capacity under an equipment lease financing for the mobile mining fleet at Mt. Milligan, a $291.0 million undrawn revolving credit facility and our ongoing cash flow from operations.

Contractual Obligations

        Below is a tabular disclosure of contractual obligations as of December 31, 2011.

	Payments Due by Period
(amounts in millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Debt(1)	$366.7	$5.7	$11.0	$—	$350.0
Operating leases	35.3	2.7	16.7	14.7	1.2
Capital lease obligations(2)	8.2	1.0	4.9	2.3	—
Asset retirement obligations(3)	121.5	0.2	1.1	0.3	119.9
Purchase obligations(4)	458.3	440.7	17.6	—	—
Gold Stream arrangement(5)	581.5	—	—	—	581.5
Other(6)	23.0	10.9	2.4	1.5	8.2

	$1,594.5	$461.2	$53.7	$18.8	$1,060.8

(1)
Amounts represent principal payments on fixed rate equipment loans. Interest expense has not been included. See Note 10 to the Consolidated Financial Statements for more information.

(2)
Amounts represent principal payments on capital leases. Interest expense has not been included. See Note 9 to the Consolidated Financial Statements for more information.

(3)
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

(4)
Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent purchase commitments for the mill expansion project at the Endako Mine, as well as the Mt. Milligan project. See Note 16 to the Consolidated Financial Statements for more information.

(5)
Amount represents total purchase and sale gold stream transaction. See Note 11 to the Consolidated Financial Statements for more information.

(6)
Other contractual obligations include labor and service contracts. See Note 13 to the Consolidated Financial Statements for more information. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 7 to the Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements

        As of December 31, 2011, we have commitments to purchase approximately 20.5 million pounds of molybdenum sulfide concentrate from 2012 to 2014 to be priced at the time of purchase. In addition, we have fixed-priced contracts, under which we have committed to sell approximately 15,000 pounds of molybdenum during 2012 at an average market price of $19.14 per pound.

        On December 9, 2009, we entered into a credit support agreement with British Columbia Hydro and Power Authority ("BC Hydro") related to the mill expansion project at the Endako Mine. Under this agreement, we are required to post financial assurance in an amount equal to BC Hydro's estimated out-of-pocket costs for work on the expansion project. The amount of the guarantee as of December 31, 2011 was C$16.5 million. As part of the financial guarantee, we provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro. The surety bond can be drawn down in the event of a shortfall in BC Hydro's incremental revenues after the commissioning of the new Endako mill facility. At this time, we do not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

        As of December 31, 2011, a shortfall in Endako's future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

Non-GAAP Financial Measures

        In addition to the consolidated financial statements presented in accordance with US GAAP, we use certain non-GAAP financial measures of its financial performance for the reasons described further below. The presentation of these measures is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with US GAAP, and the presentation of these measures may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with the results of operations as determined in accordance with US GAAP.

Adjusted Net Income (Loss), Adjusted Net Income (Loss) Per Share—Basic and Diluted

        Adjusted net income (loss), and adjusted net income (loss) per share—basic and diluted, are referred to in this MD&A. These are considered key measures by our management in evaluating our operating performance on a quarterly and annual basis. Management uses this measure in evaluating our performance as it represents a profitability measure that is not impacted by changes in the market price of our warrants. These measures do not have standard meanings prescribed by US GAAP and may not be comparable to similar measures presented by other companies. Management believes these measures provide useful supplemental information to investors in order for them to evaluate our financial performance using the same measures as management.

        Adjusted net income (loss) represents the net income (loss) prepared in accordance with US GAAP, adjusted for significant non-cash items. For 2011, 2010, and 2009, the significant non-cash items were the non-cash gains and losses on the fair value adjustment related to our outstanding common stock purchase warrants.

        We follow the guidance issued by the Emerging Issues Task Force ("EITF") that common stock purchase warrants with a strike price denominated in a currency other than the entity's reporting currency are not considered linked to equity, and therefore ,are to be accounted for as derivatives. As a result, our outstanding common stock purchase warrants are accounted for as derivatives. We recorded a cumulative adjustment to retained earnings upon adoption, and subsequent changes to the fair value of the Warrants are recorded to the consolidated statements of operations at each quarter-end.

        On October 24, 2011, certain of our warrants expired unexercised as our stock price was below the C$9.00 exercise price for such warrants. As a result, after October 24, 2011, we will not recognize any non-cash unrealized gains and losses on these warrants. The 2012 Terrane warrants remain outstanding, and we will continue to record unrealized gains and losses on those warrants until they are exercised or expire on June 21, 2012. Other than the consideration pursuant to the arrangement related to the 2012 Terrane warrants, a cash payment will not be required at the settlement of our warrants; therefore, we do not consider gains or losses on the warrants in the evaluation of our financial performance.

        Adjusted net income (loss) per share (basic and diluted) is calculated using adjusted earnings, as defined above, divided by the weighted average basic and weighted average diluted shares outstanding during the period as determined in accordance with US GAAP.

        The following tables reconcile net income (loss) presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per share—basic and diluted, for the years ended December 31, 2011, 2010 and 2009 and for all of the four quarters in 2011 and 2010.

For the year Ended December 31, 2011 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$292.1	167,156	$1.75	168,520	$1.73
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(169.2)	167,156	(1.01)	168,520	(1.00)

Non-GAAP adjusted net income (loss)	$122.9	167,156	$0.74	168,520	$0.73

For the Three Months Ended December 31, 2011 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$0.8	167,904	$—	168,360	$—
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(0.8)	167,904	—	168,360	—

Non-GAAP adjusted net income (loss)	$—	167,904	$—	168,360	$—

For the Three Months Ended September 30, 2011 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$45.6	167,871	$0.27	168,533	$0.27
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(42.0)	167,871	(0.25)	168,533	(0.25)

Non-GAAP adjusted net income (loss)	$3.6	167,871	$0.02	168,533	$0.02

For the Three Months Ended June 30, 2011 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$116.8	167,251	$0.70	172,321	$0.68
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(60.4)	167,251	(0.36)	172,321	(0.35)

Non-GAAP adjusted net income (loss)	$56.4	167,251	$0.34	172,321	$0.33

For the Three Months Ended March 31, 2011 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$128.9	165,565	$0.78	176,452	$0.73
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(66.0)	165,565	(0.40)	176,452	(0.37)

Non-GAAP adjusted net income (loss)	$62.9	165,565	$0.38	176,452	$0.36

For the year Ended December 31, 2010 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$113.7	144,729	$0.79	152,462	$0.75
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	49.6	144,729	0.34	152,462	0.33

Non-GAAP adjusted net income (loss)	$163.3	144,729	$1.13	152,462	$1.07

For the Three Months Ended December 31, 2010 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$(45.0)	159,533	$(0.28)	159,533	$(0.28)
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	79.4	159,533	0.50	168,515	0.47

Non-GAAP adjusted net income (loss)	$34.4	159,533	$0.22	168,515	$0.20

For the Three Months Ended September 30, 2010 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$31.1	139,800	$0.22	142,869	$0.22
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	20.5	139,800	0.15	142,869	0.14

Non-GAAP adjusted net income (loss)	$51.6	139,800	$0.37	142,869	$0.36

For the Three Months Ended June 30, 2010 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$126.5	139,791	$0.90	145,440	$0.87
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(74.8)	139,791	(0.54)	145,440	(0.51)

Non-GAAP adjusted net income (loss)	$51.7	139,791	$0.37	145,440	$0.36

For the Three Months Ended March 31, 2010 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$1.1	139,629	$0.01	149,329	$0.01
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	24.5	139,629	0.17	149,329	0.16

Non-GAAP adjusted net income (loss)	$25.6	139,629	$0.18	149,329	$0.17

For the year Ended December 31, 2009 (unaudited—US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$(56.0)	127,521	$(0.44)	127,521	$(0.44)
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	93.4	127,521	0.73	130,702	0.72

Non-GAAP adjusted net income (loss)	$37.4	127,521	$0.29	130,702	$0.29

Cash Cost per Pound Produced, Weighted Average Cash Cost per Pound Produced, and Average Realized Sales Price per Pound Sold

        Cash cost per pound produced, weighted average cash cost per pound produced and average realized sales price per pound sold are considered key measures in evaluating our operating performance. Cash cost per pound produced, weighted average cash cost per pound produced and average realized sales price per pound sold are not measures of financial performance, nor do they have a standardized meaning prescribed by US GAAP and may not be comparable to similar measures presented by other companies. We use these measures to evaluate the operating performance at each of our mines, as well as on a consolidated basis, as a measure of profitability and efficiency. We believe that these non-GAAP measures provide useful supplemental information to investors in order that they may evaluate our performance using the same measures as management and, as a result, the investor is afforded greater transparency in assessing our financial performance. Non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP.

        Cash cost per pound produced represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced at each mine in the period. Stripping costs represent the costs associated with the activity of removing overburden and other mine waste materials in the production phase of a mining operation. Stripping costs that provide access to mineral reserves that will be produced in future periods are expensed under US GAAP as incurred. Cash cost per pound produced excludes the effects of purchase price adjustments, the effects of changes in inventory, corporate allocations, stock-based compensation, other non-cash employee benefits and depreciation, depletion, amortization and accretion. Cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth

Facility and transportation costs from the TC Mine to the Langeloth Facility. The weighted average cash cost per pound produced represents the cumulative total of the cash costs for the TC Mine and the Endako Mine divided by the cumulative total production from the TC Mine and the Endako Mine.

        The average realized sales price per pound sold represents molybdenum sales revenue divided by the pounds sold.

        The following table provides a reconciliation of cash costs and cash cost per pound produced, by mine, and operating expenses included in our consolidated statements of income in the determination of net income (loss):

Three Months ended December 31 (US$ in millions except per pound amounts—Unaudited)

	Three months ended December 31, 2011			Three months ended December 31, 2010
	Operating Expenses	Pounds Produced(1)	$/lb	Operating Expenses	Pounds Produced(1)	$/lb
	(in millions)	(000's lbs)		(in millions)	(000's lbs)
TC Mine
Cash costs—Non-GAAP(2)	$33.0	2,527	$13.05	$36.0	7,630	$4.72
Add/(Deduct):
Stock-based compensation	0.2			0.2
Inventory and other adjustments	17.2			(6.9)

GAAP operating expenses	$50.4			$29.3

Endako Mine
Cash costs—Non-GAAP(2)	$21.7	1,783	$12.19	$18.0	1,686	$10.65
Add/(Deduct):
Stock-based compensation	0.3			0.2
Inventory and other adjustments	(2.8)			(4.0)

GAAP operating expenses	$19.2			$14.2

Other operations GAAP operating expenses(3)	$40.5			$32.1

GAAP consolidated operating expenses	$110.1			$75.6

Weighted-average cash cost—Non-GAAP	$54.7	4,310	$12.69	$54.1	9,316	$5.81

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

  Year ended December 31, 2011 (US$ in millions except per pound amounts—Unaudited)

	Year ended December 31, 2011
	Operating Expenses	Pounds Produced(1)	$/lb
	(in millions)	(000's lbs)
TC Mine
Cash costs—Non-GAAP(2)	$142.3	21,368	$6.66
Add/(Deduct):
Stock-based compensation	0.9
Inventory and other adjustments	36.1

GAAP operating expenses	$179.3

Endako Mine
Cash costs—Non-GAAP(2)	$82.7	6,977	$11.86
Add/(Deduct):
Stock-based compensation	0.9
Inventory and other adjustments	(3.2)

GAAP operating expenses	$80.4

Other operations GAAP operating expenses(3)	$140.7

GAAP consolidated operating expenses	$400.4

Weighted-average cash cost—Non-GAAP	$225.0	28,345	$7.94

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

Year ended December 31, 2010 (US$ in millions except per pound amounts—Unaudited)

	Year ended December 31, 2010
	Operating Expenses	Pounds Produced(1)	$/lb
	(in millions)	(000's lbs)
TC Mine
Cash costs—Non-GAAP(2)	$130.4	25,071	$5.20
Add/(Deduct):
Stock-based compensation	1.5
Inventory and other adjustments	(7.6)

GAAP operating expenses	$124.3

Endako Mine
Cash costs—Non-GAAP(2)	$66.7	7,506	$8.89
Add/(Deduct):
Stock-based compensation	1.1
Inventory and other adjustments	(7.9)

GAAP operating expenses	$59.9

Other operations GAAP operating expenses(3)	$131.3

GAAP consolidated operating expenses	$315.5

Weighted-average cash cost—Non-GAAP	$197.7	32,577	$6.07

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

Year ended December 31, 2009 (US$ in millions except per pound amounts—Unaudited)

	Year ended December 31, 2009
	Operating Expenses	Pounds Produced(1)	$/lb
	(in millions)	(000's lbs)
TC Mine
Cash costs—Non-GAAP(2)	$101.9	17,813	$5.72
Add/(Deduct):
Stock-based compensation	1.2
Inventory and other adjustments	15.2

GAAP operating expenses	$118.3

Endako Mine
Cash costs—Non-GAAP(2)	$45.7	7,447	$6.13
Add/(Deduct):
Stock-based compensation	0.4
Inventory and other adjustments	1.2

GAAP operating expenses	$47.3

Other operations GAAP operating expenses(3)	$75.7

GAAP consolidated operating expenses	$241.3

Weighted-average cash cost—Non-GAAP	$147.6	25,260	$5.84

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

Critical Accounting Estimates

        In preparing financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Critical accounting assumptions affect the consolidated financial statements materially and require a significant level of judgment by management. There is a reasonable likelihood that materially different amounts could be reported under different conditions or using different assumptions and estimates.

Asset Impairments

        We perform an impairment analysis on an annual basis or more often when events or changes in circumstances indicate that the related carrying amount of our assets may not be recoverable. We evaluate our long-lived assets and goodwill for impairment using a fair-value based approach. At each evaluation, the economic environment, molybdenum prices, and our stock price were considered as impairment indicators for the purposes of these impairment assessments.

        Goodwill is assessed for impairment using a two-step approach. The first step compares the fair value of the reporting unit to its carrying value. We performed this annual test for 2011, 2010 and 2009, and determined that the fair value of both reporting units were more than their respective carrying values (including the goodwill), which did not require us to perform the second step test.

        Our impairment evaluation of long-lived assets for 2011, 2010, and 2009 did not result in the identification of an impairment of the long-lived assets. However, there may be future impairment charges if there are further declines in the market price of our common shares, molybdenum, copper, and gold prices, the future value of proven and probable mineral reserves, and significant changes in operating costs, level of capital expenditures, foreign currency exchange rates, discount, and interest rates. Such future impairment charges could have a material impact on our financial statements.

Mineral Reserves and Depreciation, Depletion and Amortization

        Property, plant and equipment are recorded at cost. Expenditures for property, plant and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Fixed plant and machinery are amortized using the units-of-production method over the estimated life of the ore body based on contained pounds to be produced from estimated proven and probable mineral reserves. Facilities, mobile and other equipment are depreciated on either a declining-balance basis or a straight-line basis over the shorter of their estimated useful life or the life of the mine. Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life or functionality of the asset. In these instances, that portion of the expenditure is capitalized and amortized over the period benefited.

        The estimate that most significantly affects the unit-of-production rate is the quantity of proven and probable molybdenum mineral reserves. The estimation of the extent of mineral reserves is a complex task in which a number of estimates and assumptions are made. These involve the use of geological modeling and sampling, as well as estimates of long-term molybdenum prices and future mining costs. This data could change over time as a result of numerous factors, including new information gained from development activities, evolving production history and a reassessment of the viability of production under different economic conditions. Significant judgment is involved in the reserve estimates, and actual results may differ significantly from current assumptions.

Asset Retirement Obligations

        Accounting for reclamation and remediation obligations requires management to make estimates of the future costs we will incur to complete the work required to comply with existing laws and regulations at each mining operation. Actual costs may differ from the amounts estimated. Also, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.

Revenue Recognition

        We recognize revenue from molybdenum sales when persuasive evidence of an arrangement exists, the price is fixed and determinable, the product has been delivered, title has transferred, and collection is reasonably assured. Our sales contracts specify the point in the delivery process at which title transfers to the customer (shipping point or destination). Shipping and handling fees are accounted for on a gross basis under the terms of the contract. We recognize tolling and calcining revenue under contractual arrangements as the services are performed on a per unit basis.

        We enter into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date based upon quoted prices. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to an estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net income (loss).

Income and Mining Taxes

        In preparing the consolidated financial statements, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates and laws is recognized in income (loss) in the period in which such changes are enacted.

        A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income, reversal of taxable temporary differences, carry backs, and prudent and feasible tax planning strategies in each jurisdiction. If we determine that all or a portion of the deferred tax assets will not be realized, a valuation allowance will be increased with a charge to income tax expense. Conversely, if we make a determination that it ultimately will be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

        At December 31, 2011, tax valuation allowances totaled approximately $85.9 million and covered our US, foreign and alternative minimum tax credit carry-forwards and some of the Canadian capital and non-capital tax loss carry-forwards.

        The determination of our tax expense for the year and its future tax assets and liabilities involves significant management estimation and judgment involving a number of assumptions. In determining these amounts, management interprets tax legislation in a variety of jurisdictions and makes estimates of the expected timing of the reversal of future tax assets and liabilities. We also make estimates of future earnings which affect cross border tax rate assumptions, tax planning strategies and the extent to which potential future tax benefits may be used. We are subject to assessments by various taxation authorities which may interpret tax legislation differently. These differences may affect the final amount or the timing of the payment of taxes. We provide for such differences where known based on management's best estimate of the probable outcome of these matters.

Recent Accounting Pronouncements

        For a discussion of Recent Accounting Pronouncements, see Note 2 to the Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

        Our consolidated molybdenum sales represent the sale of molybdenum in various forms from our mines and from third-party material that is purchased, processed, and sold. Molybdenum sales for December 31, 2011 were $651.9 million, with cash generated from operations of $202.7 million. For each $1 per pound change in molybdenum prices (using the molybdenum pounds sold from our mines in 2011), the impact on our annual pre-tax cash flow on sales from our mines would approximate $32 million.

        We enter into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales contracts are included in molybdenum sales revenue in the determination of net income. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to molybdenum sales is recorded each reporting period until the date of final pricing. Accordingly, in times of rising molybdenum prices, molybdenum sales benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior years; in times of falling molybdenum prices, the opposite occurs.

        The following table sets forth our outstanding provisionally-priced contracts as of December 31, 2011, which all mature in 2012:

Pounds to be Sold/Purchased
(000's lb)
Provisionally-priced sales	208
Provisionally-priced purchases	1,085

        We also enter into certain molybdenum sales contracts to sell future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. The following table sets forth our outstanding fixed price molybdenum sales contracts as of December 31, 2011:

December 31, 2011
Molybdenum committed (000's lb)	15
Average price ($/lb)	$19.14

        Historically, these contracts were recorded as derivatives with changes in the fair value recorded to net income (loss). Beginning October 1, 2009, we elected to treat these contracts as normal purchase and normal sales contracts. As such, these contracts are no longer recorded at market value (mark-to-market) at each reporting period. The mark-to-market asset of $3.5 million as of September 30, 2009 was realized in molybdenum sales as we made the physical deliveries related to those contracts. For the fourth quarter of 2011, a $2.9 million loss was realized in molybdenum sales related to the September 30, 2009 value. For the year ended December 31, 2011, we recorded a loss of $1.7 million in its consolidated statement of operations. In 2010 and 2009, a loss of $0.2 million and $2.7 million, respectively, were included in molybdenum sales in its consolidated statements of operations.

        In the normal course of operations, we enter into agreements for the purchase of molybdenum. As of December 31, 2011, we had commitments to purchase approximately 20.5 million pounds of molybdenum sulfide concentrate from 2012 to 2014, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

        On acquisition of Thompson Creek USA, we acquired an unfavorable contractual agreement to sell 10% of certain production at the TC Mine at an amount that was less than the then prevailing market price. Deliveries under this contract commenced in 2007 and continued through 2011. All deliveries under the forward sales contracts related to this contractual agreement have now been completed and, as a result, as of December 31, 2011, we did not have any remaining liability related to this agreement. As of December 31, 2010, we had a liability of $2.5 million related to future deliveries under this agreement. As this contractual agreement was satisfied by delivery of product, the liability was being drawn down with an offsetting adjustment to molybdenum sales in the determination of net income (loss).

Foreign Currency Exchange Risk

        We transact business in various currencies in the normal course of its operations and for capital expenditures. Moreover, with all of its revenues denominated in U.S. dollars we have an on-going foreign exchange risk with respect to its Canadian operations. To help mitigate this risk, from time to time, we enter into various derivative instruments such as foreign currency forward contracts, options, and collars. The terms of these instruments are typically less than one year. As of December 31, 2011, we had open foreign currency option contracts for C$90 million at exchange rates ranging from $1.03 to $1.05 and €2.23 million at an exchange rate of $1.36. At December 31, 2010, we had no open forward currency contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Thompson Creek Metals Company Inc.:

        We have audited the accompanying consolidated balance sheets of Thompson Creek Metals Company Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thompson Creek Metals Company Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thompson Creek Metals Company Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 27, 2012

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(US dollars in millions)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$294.5	$316.0
Accounts receivable	71.8	63.3
Accounts receivable—related parties	6.8	10.0
Product inventory	77.9	75.5
Material and supplies inventory	35.9	31.5
Prepaid expense and other current assets	5.6	7.6
Income and mining taxes receivable	9.1	12.9

	501.6	516.8
Property, plant, equipment and development, net	2,359.4	1,696.1
Restricted cash	39.0	23.5
Reclamation deposits	24.6	24.7
Goodwill	47.0	47.0
Other assets	22.6	9.6

	$2,994.2	$2,317.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$186.2	$64.8
Income, mining, and other taxes payable	2.2	3.7
Current portion of long-term debt	5.7	5.4
Current portion of long-term capital lease obligation	1.0	—
Deferred income tax liabilities	14.0	7.7
Other current liabilities	9.0	0.2

	218.1	81.8
Gold Stream deferred revenue	364.6	226.5
Long-term debt	361.0	16.6
Capital lease obligation	7.2	—
Other liabilities	15.9	22.4
Asset retirement obligations	32.8	29.2
Common stock warrant derivatives	3.0	174.7
Deferred income tax liabilities	262.1	336.6

	1,264.7	887.8
Commitments and contingencies (Note 16)
Shareholders' equity
Common stock, no-par, 167,963,639 and 165,189,873 shares issued and outstanding, as of December 31, 2011 and December 31, 2010, respectively	1,014.3	980.9
Additional paid-in capital	52.6	49.2
Retained earnings	638.6	346.5
Accumulated other comprehensive income	24.0	53.3

	1,729.5	1,429.9

	$2,994.2	$2,317.7

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(US amounts in millions, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
REVENUES
Molybdenum sales	$651.9	$578.6	$361.9
Tolling, calcining and other	17.2	16.2	11.5

Total revenues	669.1	594.8	373.4
COSTS AND EXPENSES
Cost of sales
Operating expenses	400.4	315.5	241.3
Depreciation, depletion and amortization	67.1	49.9	43.4

Total cost of sales	467.5	365.4	284.7
Selling and marketing	7.9	7.7	6.2
Accretion expense	1.9	1.5	1.4
General and administrative	28.3	23.5	25.1
Acquisition costs	—	12.9	—
Exploration	14.2	9.4	6.3

Total costs and expenses	519.8	420.4	323.7

OPERATING INCOME	149.3	174.4	49.7

OTHER (INCOME) AND EXPENSE
Change in fair value of common stock warrants	(169.2)	49.6	93.4
Loss (gain) on foreign exchange	13.1	(7.4)	10.9
Interest and finance fees	5.2	0.9	1.2
Interest income	(2.1)	(1.5)	(1.5)
Other	(1.0)	(1.1)	(0.3)

Total other (income) and expense	(154.0)	40.5	103.7

Income (loss) before income and mining taxes	303.3	133.9	(54.0)
Income and mining tax expense (benefit)
Current	30.9	8.6	17.2
Deferred	(19.7)	11.6	(15.2)

	11.2	20.2	2.0

NET INCOME (LOSS)	$292.1	$113.7	$(56.0)

NET INCOME (LOSS) PER SHARE
Basic	$1.75	$0.79	$(0.44)
Diluted	$1.73	$0.75	$(0.44)
Weighted average number of common shares
Basic	167.2	144.7	127.5
Diluted	168.6	152.5	127.5

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars in millions)

	Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$292.1	$113.7	$(56.0)
Items not affecting cash:
Change in fair value of common stock warrants	(169.2)	49.6	93.4
Depreciation, depletion and amortization	67.1	49.9	43.4
Accretion expense	1.9	1.5	1.4
Amortization of finance fees	2.1	0.2	—
Stock-based compensation	7.8	7.4	9.2
Materials and supplies inventory write-downs	2.0	—	—
Product inventory write-downs	24.9	—	0.3
Deferred income tax expense (benefit)	(19.7)	11.6	(15.2)
Unrealized loss (gain) on derivative instruments	(1.6)	0.7	3.5
Unrealized foreign exchange loss	11.8	—	—
Change in working capital accounts (Note 21)	(16.5)	(77.2)	25.9

Cash generated by operating activities	202.7	157.4	105.9

INVESTING ACTIVITIES
Short-term investments	—	355.2	(341.3)
Capital expenditures	(686.6)	(213.7)	(66.1)
Restricted cash	(16.0)	(6.6)	(2.6)
Reclamation (deposit) refund	(0.1)	5.9	(2.6)
Capitalized interest payment	(13.7)	—	—
Acquisition of Terrane, net of cash acquired of $27.1 million	—	(383.4)	—

Cash (used) by investing activities	(716.4)	(242.6)	(412.6)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net	26.4	7.6	206.0
Proceeds from senior unsecured note issuance, net	339.9	—	—
Debt issuance costs	(3.1)	(7.2)	—
Repayment of debt	(5.4)	(3.7)	(5.3)
Proceeds from issuance of debt	—	12.8	—
Proceeds from the Gold Stream Arrangement	138.1	226.5	—

Cash generated by financing activities	495.9	236.0	200.7

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3.7)	6.7	6.5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21.5)	157.5	(99.5)
Cash and cash equivalents, beginning of period	316.0	158.5	258.0

Cash and cash equivalents, end of period	$294.5	$316.0	158.5

Supplementary cash flow information (Note 21)

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY and COMPREHENSIVE INCOME

Years Ended December 31, 2011, 2010, and 2009

(US dollars in millions, except share data in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Paid-in Capital	Retained Earnings
	Shares	Amount				Total
	(in millions, except share data in thousands)
Balances at January 1, 2009	122,253	$485.7	$40.4	$288.8	$(46.3)	$768.6
Issuance of new shares, net	15,500	194.6	—	—	—	194.6
Amortization of stock-based compensation	—	—	10.5	—	—	10.5
Stock option exercises	1,757	16.8	(5.4)	—	—	11.4
Tax benefit of stock option exercises	—	—	0.2	—	—	0.2
Warrant exercises	1	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	(56.0)	—	(56.0)
Foreign currency translation	—	—	—	—	56.1	56.1

Total comprehensive income	—	—	—	—	—	0.1

Balances at December 31, 2009	139,511	$697.1	$45.7	$232.8	$9.8	$985.4
Issuance of new shares, net	24,297	268.5	—	—	—	268.5
Amortization of stock-based compensation	—	—	6.3	—	—	6.3
Stock option exercises	1,000	10.6	(3.3)	—	—	7.3
Tax benefit of stock option exercises	—	—	0.5	—	—	0.5
Warrant exercises	382	4.7	—	—	—	4.7
Comprehensive income:
Net income	—	—	—	113.7	—	113.7
Post retirement benefit, net of tax	—	—	—	—	0.2	0.2
Foreign currency translation	—	—	—	—	43.3	43.3

Total comprehensive income	—	—	—	—	—	157.2

Balances at December 31, 2010	165,190	$980.9	$49.2	$346.5	$53.3	$1,429.9
Amortization of stock-based compensation	—	—	7.8	—	—	7.8
Stock option exercises	1,070	12.8	(4.6)	—	—	8.2
Tax benefit of stock option exercises	—	—	0.2	—	—	0.2
Warrant exercises	1,704	20.6	—	—	—	20.6
Comprehensive income:
Net income	—	—	—	292.1	—	292.1
Post retirement benefit, net of tax	—	—	—	—	(0.1)	(0.1)
Foreign currency translation	—	—	—	—	(29.2)	(29.2)

Total comprehensive income	—	—	—	—	—	262.8

Balances at December 31, 2011	167,964	$1,014.3	$52.6	$638.6	$24.0	$1,729.5

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

1. Description of Business

        Thompson Creek Metals Company Inc. ("TCM") is a North American mining company, incorporated under the laws of British Columbia, with vertically integrated molybdenum mining, milling, processing, and marketing operations in Canada and the United States ("US"). The US operations include the Thompson Creek Mine ("TC Mine") (mine and mill) in Idaho and the Langeloth Metallurgical Roasting Facility ("Langeloth Facility") in Pennsylvania. The Canadian operations consist of a 75% joint venture interest in the Endako Molybdenum Mine Joint Venture ("Endako Mine") (mine, mill, and roaster) in British Columbia. In addition, TCM has a 100% interest in the Davidson molybdenum property, which is an underground molybdenum exploration project located in British Columbia.

        On October 20, 2010, TCM acquired all of the issued and outstanding common shares and stock options of Terrane Metals Corp. ("Terrane"), which became a wholly-owned subsidiary of TCM. Terrane currently has interests in four mineral properties in Canada: 100% in Mt. Milligan, 100% in Berg Property, 43% in Maze Lake Property, and 51% in Howards Pass Property. TCM is currently in the process of constructing and developing the Mt. Milligan project in British Columbia, which is designed to be a conventional truck-shovel open pit mine with a 66,000 ton per day copper flotation processing plant, designed to produce an average of 81 million pounds of copper and 194,500 ounces of gold annually over a projected 22-year life. The Berg, Maze Lake, and Howards Pass properties are currently in the exploration stage.

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

        Financial amounts are presented in US dollars unless otherwise stated. References to C$ are Canadian dollars and references to € are Euros.

        Certain prior year amounts in property, plant, and equipment (Note 5) and the consolidated statements of cash flows have been reclassified to conform to the current year' presentation.

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

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

        The functional currency of the Endako Mine, Terrane, and its Canadian operations is the Canadian dollar. The assets and liabilities for those subsidiaries with a Canadian dollar functional currency are translated at exchange rates in effect at the balance sheet date and revenues and expenditures are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the consolidated balance sheets as accumulated other comprehensive income within shareholders' equity.

Use of Estimates

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. As the estimation process is inherently uncertain, actual future outcomes could differ from current estimates and assumptions, potentially having material affects on future financial statements. The more significant areas requiring the use of management estimates include fair values of assets acquired and liabilities assumed in the acquisition of Terrane; mineral reserve estimation; useful asset lives for depreciation, depletion and amortization; reclamation and closure costs; environmental obligations; deferred taxes and valuation allowances; and asset fair values and impairments.

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

Cash and Cash Equivalents and Restricted Cash

        Cash is comprised of cash deposits held at banks. Cash equivalents are financial instruments issued or guaranteed by major financial institutions and governments that have an original maturity date of less than 90 days. Cash equivalents are stated at cost, which approximates market value. Restricted cash

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

is primarily comprised of amounts to fund TCM's deferred compensation program and amounts withheld related to certain construction contracts.

Accounts Receivable

        Accounts receivable are carried at their estimated collectible amounts. Accounts receivable includes trade receivables of $41.9 million and other receivables of $29.9 million. Other receivable primary consists of $25.8 million of Canadian Harmonized Sales Tax refunds.

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

Product Inventories

        Product inventories are carried at the lower of cost or market and assessed quarterly to determine if a write-down is required. Cost is comprised of production costs for ore produced and processed from TCM's mines and amounts paid for molybdenum concentrate purchased from third parties. Production costs include the costs of materials, costs of processing and roasting, direct labor, stock-based compensation, mine site and processing facility overhead costs, freight costs, and depreciation, depletion and amortization. Stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) incurred during the production phase of a mine are considered variable production costs and are included as a component of inventory produced during the period in which stripping costs are incurred. TCM uses the first-in, first-out cost method for production and sales of product inventory.

Obsolescence

        TCM routinely evaluates materials and supplies for obsolescence. When necessary, obsolete materials and supplies are written down in a manner that reduces the inventory value to an amount that does not exceed its net realizable value, which may be considered salvage value, with the difference charged to current period expenses. During 2011, TCM recorded a $2.0 million write-down for obsolete materials and supplies inventory.

Property, Plant, Equipment and Development

Mineral Properties

        TCM capitalizes the costs to acquire mineral properties. On acquisition of a mineral property, TCM estimates the fair value of proven and probable mineral reserves, as well as the value beyond proven and probable mineral reserves, and records any costs incurred as assets at the date of acquisition. The costs assigned to mineral properties in production are amortized over the life of the

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

mine using the units-of-production method based on the volume of mineral produced in relation to the total estimated proven and probable mineral reserves. The cost assigned to the value beyond proven and probable mineral reserves is not amortized. However, as new information is obtained or economic conditions change, mineralized material may be converted into proven and probable mineral reserves, at which time the capitalized costs associated with mineralized material are reclassified as costs subject to amortization.

Mine Development

        Capitalization of mine development costs that meet the definition of an asset begins once all operating permits have been secured, mineralization is classified as proven and probable reserves, and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. Costs incurred during the exploration phase of a mine are expensed as incurred. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as exploration expense, unless it can be substantiated that, prior to the commencement of a drilling program, that the drilling costs will result in the conversion of a mineral resource into proven and probable reserves. All capitalized costs are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in operating expense.

Facilities and Equipment

        Mining facilities and equipment are recorded at cost. Expenditures for facilities and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Fixed plant and machinery are amortized using the units-of-production method over the lesser of the estimated life of the equipment or the ore body based on contained quantities to be produced from estimated proven and probable mineral reserves. Facilities, mobile and other equipment are depreciated on either a declining-balance or straight-line basis over the shorter of their estimated useful life or the life of the mine. The declining-balance percentages range from 10% to 50%, and the estimated useful lives range from 3 years to life-of-mine. Processing facilities are depreciated on a straight-line basis over the estimated useful lives ranging from 3 to 20 years. Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life or functionality of the asset. In these instances, expenditures are capitalized and amortized over the period benefited.

        Depreciation, depletion, and amortization is allocated to product inventory cost and then included in depreciation, depletion, and amortization as inventory is sold.

        Additionally, interest expense and financing fees allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use. For the year ended December 31, 2011, $16.8 million of interest expense and financing fees have been capitalized to the projects.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

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

        TCM completed its annual impairment test of goodwill as of October 1, 2011. The goodwill assessment utilized the fair-value approach. The results of this impairment test in 2011 did not result in an impairment of goodwill. In addition, there were no impairments of goodwill in 2010 and 2009.

Debt Issuance Costs

        Included in other long-term assets are costs associated with the issuance of TCM's senior notes and costs associated with TCM's revolving bank credit facilities. The remaining unamortized issuance costs at December 31, 2011 and 2010 totaled $17.2 million and $7.1 million, respectively, and are being amortized over the life of the senior notes or the revolving credit facility. Amortization costs for the senior notes are being capitalized to the mill expansion project at the Endako Mine and the Mt. Milligan project.

Asset Impairment

        Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. If total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, then TCM performs an evaluation of the estimated fair value of the asset or asset group. An impairment loss is measured and recorded based on the difference between book value and the estimated fair value of the asset or asset group. Fair value is estimated using discounted estimated

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

future cash flows, or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, molybdenum prices (considering current and historical prices, price trends and related factors), production levels and capital, all based on life-of-mine plans and projections. In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows. The assumptions underlying future cash flow estimates are subject to significant risks and uncertainties. Any differences between management's assumptions and market conditions and/or TCM's operating performance could have a material effect on the determination of ore reserves or the ability to recover the carrying amounts of TCM's long-lived assets, thus resulting in impairment charges.

Capital Lease

        TCM is the lessee of equipment under the Equipment Facility with Caterpillar (see Note 10). The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Once ready for their intended use, the assets are amortized (or depreciated) over the lower of their related lease terms or their estimated productive lives.

Derivative Instruments

        TCM enters into various arrangements such as foreign currency forward contracts and molybdenum purchase and sale contracts. TCM does not account for any of these arrangements using hedge accounting.

        Financial and derivative instruments (including embedded derivatives) and TCM's outstanding common stock warrants are recorded at fair value on the balance sheet. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations.

Provision for Income and Mining Taxes

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

        In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback of losses, and tax planning strategies in making this assessment. A valuation allowance is provided for the portion of TCM's net deferred tax assets for which it is not more likely than not that they will be realized.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

Asset Retirement Obligations

        Future obligations to retire an asset including site closure, dismantling, remediation, and ongoing treatment and monitoring are recorded as a liability at fair value at the time incurred. The fair value determination is based on estimated future cash flows, the current credit-adjusted risk-free discount rate, and an estimated inflation factor. The value of asset retirement obligations is evaluated on an annual basis or as new information becomes available on the expected amounts and timing of cash flows required to discharge the liability. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated or amortized over the estimated life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in accretion expense. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

Revenue Recognition

        TCM recognizes revenue from molybdenum sales when persuasive evidence of an arrangement exists, the price is fixed and determinable, the product has been delivered, title has transferred, and collection is reasonably assured. TCM's sales contracts specify the point in the delivery process at which title transfers to the customer (shipping point or destination). Shipping and handling fees are accounted for on a gross basis under the terms of the contract. TCM recognizes tolling and calcining revenue under contractual arrangements as the services are performed on a per-unit basis.

        TCM enters into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date based upon quoted prices. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to an estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net income.

Stock-Based Compensation

Stock Options

        TCM measures compensation related to stock options based on the fair value of instruments issued. The fair value of stock options at grant date is estimated using a Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over the stock option vesting period and included in the specific income statement categories that include the costs and benefits of the employees granted the stock-based award. Proceeds arising from the exercise of stock options are credited to common stock.

Performance Share Units

        Performance share units ("PSUs") are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant. The Monte Carlo model is based on random projections of stock price paths. Expected volatility is calculated using a weighted-average of historical daily volatilities and represents the extent to which TCM's stock price performance is expected to fluctuate during each of

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

the calendar periods of the award's anticipated term. The fair value is recognized as expense on a straight-line basis over the requisite service period (usually the vesting period) and included in the specific income statement categories that include the costs and benefits of the employees granted PSUs. Upon vesting, common shares are issued to the employee from authorized but unissued common stock.

Restricted Stock Units

        Restricted stock units ("RSUs") are accounted for at fair value, which is based on the market value of TCM's common shares on the day of grant. The total fair value is recognized as expense on a straight-line basis over the vesting period and included in the specific income statement categories that include the costs and benefits of the employees granted RSUs. Upon vesting, common shares are issued to the employee from authorized but unissued common stock.

Employee Stock Purchase Plan

        The employee stock purchase plan ("ESPP") provides an opportunity for TCM's employees to purchase its common shares at 85% of the closing price at the beginning of the offering period or at the end of the offering period, whichever is lower. The ESPP has two six-month offering periods beginning on the first day of January and on the first day of July. Compensation expense is measured using a Black-Scholes pricing model and is based on the fair value of the employees' option to purchase shares of common stock at the grant date. Compensation costs are recognized over the future periods in which the related employee service is rendered. The compensation expense is included in the specific income statement categories that include the costs and benefits of the employees participating in the ESPP. Proceeds arising from the purchase of common stock by employees under the ESPP are credited to common stock. A tax benefit is not recognized for ESPPs, unless there is a disqualifying disposition.

Earnings per Share

        Earnings per share calculations are based on the weighted-average number of common shares issued and outstanding during the year. Diluted earnings per share are calculated using the treasury stock method, which assumes that outstanding stock options and warrants with an average exercise price less than the average market price of TCM's common shares are exercised, and the proceeds are used to repurchase common shares at the average market price of the common shares for the period. In years in which a loss is incurred, the effect of potential issuances of shares under the exercise of options and warrants would be anti-dilutive and, therefore, are excluded from diluted earnings per share calculations.

Recent Accounting Pronouncements

        The FASB issued the following Accounting Standards Updates having potential impact to TCM's financial condition, results of operation, or cash flows:

    •
    Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

    •
    Comprehensive Income (Topic 220): Presentation of Comprehensive Income

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

2. Significant Accounting Policies (Continued)

    •
    Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment

        TCM has evaluated these standards and does not anticipate them having any effect on its financial condition, results of operations, or cash flows.

3. Terrane Acquisition

        On October 20, 2010, TCM acquired 100% of the issued and outstanding equity of Terrane, an exploration and development company in British Columbia, Canada. TCM acquired Terrane by way of a plan of arrangement pursuant to a definitive agreement dated July 15, 2010, and amended on August 20, 2010. Upon consummation of the Arrangement, Terrane became a wholly-owned subsidiary of TCM.

        Terrane currently has interests in four mineral properties in Canada: 100% in Mt. Milligan, 100% in the Berg Property, 43% in the Maze Lake Property, and 51% in the Howards Pass Property. Mt. Milligan is a copper-gold deposit in the construction and development stage, which has been designed to be a conventional truck-shovel open pit mine. The Berg, Maze Lake, and Howards Pass properties are in the exploration stage. In acquiring Terrane, TCM diversified its current asset base of primary molybdenum deposits to include copper and gold, from the development of Mt. Milligan, and exploration opportunities in the other properties acquired.

        Upon closing of the Terrane acquisition, the holders of Terrane's outstanding common shares received C$0.90 in cash and 0.052 of a TCM common share per Terrane share. As a result, TCM paid cash consideration of $410.5 million (C$420.5 million using the Bank of Canada noon rate on the date of closing), and issued 24.3 million common shares at a fair value of $268.7 million based on the closing price of TCM's stock on the date of closing.

        In addition, pursuant to the Arrangement Agreement, 63.2 million of outstanding Terrane Warrants as of October 20, 2010 remained outstanding, of which 45.4 million had an expiration date of April 16, 2011 (the "2011 Warrants") and 17.8 million will expire on June 21, 2012 (the "2012 Warrants"). In April 2011, TCM received approximately $17 million of proceeds from the exercise of approximately 27.8 million 2011 Warrants and issued 1.4 million TCM shares as a result of these exercises. A total of 15.5 million unexercised 2011 Warrants expired on April 16, 2011. For each Terrane Warrant outstanding, under existing terms, the holder is entitled (until the expiration) to receive, upon its exercise, the same share and cash consideration that the warrant holder would have received had the Terrane Warrant been exercised immediately before the effective time of the Arrangement. TCM entered into supplemental indentures for the Terrane Warrants (other than those originally issued to Goldcorp Canada Ltd.), which provide for an offset of the exercise price against the cash consideration that would otherwise be payable to the holder upon exercise of a Terrane Warrant. Upon exercise, the holders follow the same procedures that would have been followed prior to the effective date of the Arrangement, except that: (i) in the case of the 2011 Warrants, which had an exercise price of C$1.50 (the "2011 Exercise Price"), the payment of the 2011 Exercise Price was partially satisfied by offsetting the cash consideration otherwise payable to an exercising holder; and (ii) in the case of the 2012 Warrants, which have an exercise price of C$0.85 (the "2012 Exercise Price"), the payment of the 2012 Exercise Price will be satisfied by offsetting the cash consideration otherwise payable to such holder. Accordingly, upon valid exercise of (i) the 2012 Warrants, holders will

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

3. Terrane Acquisition (Continued)

not be required to deliver cash in satisfaction of the 2012 Exercise Price and will be entitled to receive cash in the amount of C$0.05 and the 0.052 TCM common share consideration for each 2012 Warrant exercised, and (ii) the 2011 Warrants, holders delivered C$0.60 cash in satisfaction of the 2011 Exercise Price and received the 0.052 TCM common share consideration for each 2011 Warrant exercised.

        The fair value of the outstanding Terrane Warrants at closing of the Arrangement was $14.2 million based upon the closing price of those warrants on the date of closing of the Arrangement and the related foreign exchange rate. TCM accounts for these warrants as a derivative and recorded a loss related to the change in the fair value and exercises of the Terrane Warrants of $11.3 million and $6.7 million for the year ended December 31, 2011, and December 31, 2010, respectively, and no related tax benefit was realized.

Fair Value Determination and Allocation of Consideration Transferred

        As noted above, TCM paid $410.5 million of cash, issued common shares at a fair value of $268.7 million (excluding share issuance costs of $0.2 million), and assumed the outstanding Terrane warrants with a value of $14.2 million, for a total purchase price of $693.4 million. The acquisition was accounted for under the purchase method of accounting, and TCM has allocated the purchase price of Terrane based upon the fair value of the net assets acquired and liabilities assumed at the acquisition date. At December 31, 2010, in accordance with guidance related to business combinations issued by the FASB, TCM estimated the fair values of the assets acquired and the liabilities assumed at the acquisition date and allocated the purchase price using preliminary estimates related to the fair value of the mineral properties acquired. The allocation of the purchase price was finalized during the second quarter of 2011 as follows:

US$
Cash and restricted cash	$27.1
Accounts receivable	2.4
Other current assets	0.7
Property, plant and equipment and mineralization	850.1
Other assets	0.3
Current liabilities	(8.6)
Deferred income tax liabilities	(178.6)

Net assets	$693.4

        From those amounts recorded using preliminary estimates at December 31, 2010, the finalization of the purchase price allocation of Terrane resulted in a $3.3 million decrease to the fair value of property, plant and equipment and mineralization, and a corresponding decrease to deferred income tax liabilities.

Acquisition-related Costs

        TCM incurred $12.9 million in acquisition costs related to the Terrane acquisition. TCM follows the business combination accounting guidance related to acquisition-related costs and expensed these

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

3. Terrane Acquisition (Continued)

costs as incurred. The acquisition-related costs for the Terrane acquisition are included in acquisition costs in the consolidated statement of operations for the year ended December 31, 2010.

4. Inventory

        The carrying value of product inventory is as follows:

	December 31, 2011	December 31, 2010
Finished product	$50.3	$54.4
Work-in-process	25.7	16.6
Stockpiled ore	1.9	4.5

	$77.9	$75.5

        Inventories are stated at the lower of cost or market. Total write-downs to market were $24.9 million and $0.3 million for the years ended December 31, 2011, and 2009, respectively. No such write-down to market occurred in 2010. Inventory write-downs are included in operating expense in the accompanying consolidated statements of operations.

5. Property, Plant, Equipment, and Development

        Property, plant and equipment is comprised of the following:

	December 31, 2011	December 31, 2010
Mining properties	$1,141.2	$1,174.7
Mining equipment	355.0	310.6
Processing facilities	135.8	124.7
Construction in progress	972.8	272.8
Other	11.3	6.9

	2,616.1	1,889.7
Less: Accumulated depreciation, depletion and amortization	(256.7)	(193.6)

	$2,359.4	$1,696.1

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

5. Property, Plant, Equipment, and Development (Continued)

        The construction in progress balance includes $403.5 million and $213.8 million related to the mill expansion project at the Endako Mine and $553.8 million and $15.4 million related to the Mt. Milligan project as of December 31, 2011 and 2010, respectively. Project costs, included in construction in progress, for 2010 related to Mt. Milligan and amounting to $55.0 million have been reclassified from mining properties to CIP.

6. Goodwill

        On October 26, 2006, TCM acquired Thompson Creek Metals Company USA ("Thompson Creek USA"), a private company that owned, among other assets, the TC Mine, the Endako Mine, and the Langeloth Facility. This acquisition was accounted for using the purchase method, whereby the purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed at the effective date of the purchase. Because the purchase price exceeded the fair value of the net identifiable assets acquired, TCM recorded goodwill related to this transaction.

7. Derivative Financial Instruments

        TCM enters into various derivative financial instruments in its normal course of operations. None of TCM's derivative instruments are treated as hedges for accounting purposes and all are recorded on the consolidated balance sheet at fair value with changes in fair value recorded to the consolidated statements of operations, except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception. TCM is exposed to credit loss when counterparties with which it has entered into derivative transactions are unable to pay. To reduce counterparty credit exposure, TCM deals only with large, credit-worthy financial institutions and companies and limits credit exposure to each. TCM believes the counterparties to the contracts to be credit-worthy entities and, therefore, TCM believes credit risk of counterparty non-performance is relatively low. For information regarding the nature and types of TCM's derivatives, see the references noted in the following tables.

        The following table summarizes the location and fair value amounts of all derivative financial instruments in the consolidated balance sheets:

		Fair Value as of December 31,
Derivative Type	Balance Sheet Classification	2011	2010
Derivative assets
Provisionally-priced sales(a)	Accounts receivable—trade	$—	$0.1
Fixed-priced contracts—current(b)	Prepaid expense and other current assets	—	1.7
Forward currency contracts(c)	Prepaid expense and other current assets	1.6	—

Total derivative assets		$1.6	$1.8

Derivative liabilities
Common stock purchase warrant derivatives(d)	Common stock purchase warrant derivatives	3.0	174.7

Total derivative liabilities		$3.0	$174.7

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

7. Derivative Financial Instruments (Continued)

        The following table sets forth the gains (losses) on derivative instruments for the years presented:

		Gain/(loss) for the years ended
Derivative Type	Statement of Operations Classification	December 31, 2011	December 31, 2010	December 31, 2009
Provisionally-priced sales(a)	Molybdenum sales	$(0.9)	$(0.7)	$(0.2)
Provisionally-priced purchases(a)	Operating expenses	3.0	(2.2)	(0.7)
Fixed-priced contracts(b)	Molybdenum sales	(1.7)	(0.2)	(2.7)
Forward currency contracts(c)	(Loss) gain on foreign exchange	(0.1)	2.9	1.9
Common stock purchase(d) warrant derivatives	Change in fair value of common stock purchase warrants	169.2	(49.6)	(93.4)

		$169.5	$(49.8)	$(95.1)

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

        The following table sets forth TCM's outstanding provisionally-priced contracts as of December 31, 2011, which all mature in 2012:

Pounds to be Sold/Purchased
(000's lb)
Provisionally-priced sales	208
Provisionally-priced purchases	1,085

(b)   Fixed-Priced Contracts

        TCM's results of operations and operating cash flows are affected by changes in market prices for molybdenum. To mitigate a portion of this risk, TCM enters into certain molybdenum sales contracts where it sells future production at fixed prices. These fixed prices may be different than the quoted market prices at the date of sale. Substantially all of the fixed-priced forward molybdenum sales contracts in place at December 31, 2011 cover the period through December 31, 2012. In addition,

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

7. Derivative Financial Instruments (Continued)

TCM has entered into the Gold Stream Arrangement (see Note 11) with a forward sales contract, which will commence upon production at Mt. Milligan.

        The following table sets forth TCM's outstanding fixed-priced molybdenum sales contracts as of December 31, 2011:

2012
Molybdenum committed (000's lb)	15
Average price ($/lb)	$19.14

(c)   Forward Currency Contracts

        TCM transacts business in various currencies in the normal course of its operations and for capital expenditures. In addition, with all of its revenues denominated in U.S. dollars, TCM has an ongoing foreign exchange risk with respect to its Canadian operations. To help mitigate this risk, TCM enters into various derivative instruments such as foreign currency forward contracts, options, and collars. The terms of these instruments are typically less than one year. TCM records its currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of December 31, 2011, TCM had open foreign currency option contracts for C$90 million at exchange rates ranging from $1.03 to $1.05 and €2.23 million at an exchange rate of $1.36. At December 31, 2010, TCM had no open forward currency contracts.

(d)   Common Stock Purchase Warrant Derivatives

        TCM accounts for its common stock purchase warrants as derivative liabilities with the changes in fair value recorded to the consolidated statements of operations.

        The following table summarizes common share warrant transactions during the current period:

Number of Warrants
(000's)
Balance, December 31, 2010	80,384
Warrants exercised	(32,758)
Warrants expired	(40,005)

Balance, December 31, 2011	7,621

        TCM records the fair value of warrants based upon quoted market prices of these warrants and changes in the fair value of these warrants are recorded to TCM's consolidated statement of operations. In April 2011, TCM received approximately $17 million of proceeds from the exercise of approximately 27.8 million Terrane Warrants and issued 1.4 million TCM shares as a result of these exercises. For the year ended December 31, 2011, TCM recorded a non-cash increase to common stock of $2.5 million representing the fair value of warrants exercised on the date of such exercise. A total of 15.5 million unexercised 2011 Warrants assumed in the acquisition of Terrane expired on April 16, 2011. As of December 31, 2011, there were approximately 7.6 million Terrane Warrants outstanding

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

7. Derivative Financial Instruments (Continued)

that expire in June 2012. On October 24, 2011, approximately 24.5 million warrants with an exercise price of C$9.00 expired unexercised.

8. Fair Value Measurement

        The fair value of TCM's financial assets and liabilities approximates their reported carrying amounts. See Note 10 for additional information on the fair value and carrying value of debt.

        The following table sets forth TCM's financial assets and liabilities measured at fair value on a recurring basis. As required, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts	1.6	—	1.6	—

	$1.6	$—	$1.6	$—

Liabilities:
Senior unsecured notes	$309.0	$—	$—	$309.0
Common stock purchase warrant derivatives	3.0	3.0	—	—

	$312.0	$3.0	$—	$309.0

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Provisionally-priced sales	$0.1	$—	$0.1	$—
Fixed-priced contracts—current	1.7	—	—	1.7

	$1.8	$—	$0.1	$1.7

Liabilities:
Common stock purchase warrant derivatives	$174.7	$174.7	$—	$—

	$174.7	$174.7	$—	$—

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

8. Fair Value Measurement (Continued)

        The following table sets forth a reconciliation of activity related to Level 3 financial assets and liabilities for the year ended December 31, 2011:

	Total	Fixed-Priced Contracts	Debt
Balance at January 1, 2011	$1.7	1.7	—
Issuance of senior unsecured notes	350.0	—	350.0
Realized (loss)	(1.7)	(1.7)	—
Unrealized (loss)	(41.0)	—	(41.0)

Balance at December 31, 2011	$309.0	—	309.0

        There were no transfers into or out of Level 3. TCM's policy is to recognize transfers into and out of Level 3 as of the actual date of the event or change in circumstances.

9. Capital Lease

        On March 30, 2011, TCM entered into an equipment financing facility ("Equipment Facility") pursuant to which Caterpillar Financial Services Limited ("Caterpillar") agreed to underwrite up to $132.0 million in mobile fleet equipment financing for the Mt. Milligan project. Each borrowing under the Equipment Facility represents a capital lease and will have a term of 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at TCM's option. TCM's ability to borrow under the Equipment Facility terminates 33 months following its effective date (or such later date as may be agreed upon by Caterpillar), and any unused commitments under the Equipment Facility will then terminate and no longer be available to TCM. At the end of each 60-month lease period, TCM has the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes both standard financial and non-financial covenants, including ratio tests for leverage and interest coverage. As of December 31, 2011, TCM had $8.2 million in outstanding borrowings under the Equipment Facility and was in compliance with its covenants. Interest pertaining to the Equipment Facility is allocable to the cost of developing mining properties and to constructing new facilities and is capitalized until assets are ready for their intended use.

        Future lease payments under capital leases as of December 31, 2011 for each of the next five years and in the aggregate are:

Year ended December 31, 2011	Amount
(in millions)
2012	$1.0
2013	1.6
2014	1.6
2015	1.7
2016	1.8
Subsequent to 2016	0.5

Total future lease payments	$8.2

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

10. Debt

        TCM's total debt consists of the following:

	December 31, 2011	December 31, 2010
Senior unsecured notes	$350.0	$—
Equipment loans	16.1	21.2
Other	0.6	0.8

Total debt	366.7	22.0
Less: Current portion	(5.7)	(5.4)

Total long-term debt	$361.0	$16.6

7.375% Senior Unsecured Notes

        On May 20, 2011, TCM issued $350.0 million 7.375% senior unsecured notes (the "Notes"). The proceeds received in the offering were $339.9 million, net of financing fees of $10.1 million. TCM is utilizing the net proceeds from the Notes offering to fund the development of Mt. Milligan and for general working capital purposes. The Notes are redeemable at TCM's option, in whole or in part, at any time on or after June 1, 2014. The Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year. Interest is payable in cash semi-annually in arrears on June 1 and December 1, which commenced on December 1, 2011. For the year ended December 31, 2011, $13.7 million of interest related to the Notes was paid. For the year ended December 31, 2011, TCM capitalized $16.8 million of the interest and debt issuance costs associated with the Notes.

        For purposes of fair market value disclosed in Note 8, the carrying values of TCM's $350.0 million 7.375% senior unsecured notes as of December 31, 2011, was higher than its fair value of approximately $309.0 million. TCM determined the fair value of its senior unsecured notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.

        The Notes are guaranteed on a senior basis by substantially all of TCM's subsidiaries. The Notes include both standard financial and non-financial covenants, including, among others, limitations on incurring additional indebtedness, making restricted payments, and allowing new liens. As of December 31, 2011, TCM was in compliance with these covenants.

Credit facility

        As of December 31, 2011, TCM has in place a senior secured revolving credit agreement (the "Credit Agreement"). On February 24, 2011, TCM entered into the First Amendment to the Credit Agreement, which increased the facility from $290.0 million to $300.0 million. On May 20, 2011, TCM entered into the Second Amendment to the Credit Agreement to, among other things, allow for the issuance of the Notes. Subsequently, on December 13, 2011, and concurrent with the amended and restated purchase and sale agreement with Royal Gold Inc., TCM entered into the Third Amendment to the Credit Agreement to, among other things, allow for the amended and restated purchase and sale

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

10. Debt (Continued)

agreement with Royal Gold Inc. as described in Note 11 and to amend certain financial covenants and non-financial covenants, including ratio tests for leverage and interest coverage, as well as the liquidity test to be met at the time of any drawdown. The obligations of TCM under of the Credit Agreement are secured by a senior lien on substantially all of the tangible and intangible assets of TCM. As of December 31, 2011, TCM was in compliance with the Credit Agreement's covenants.

        As of December 31, 2011, TCM had no outstanding borrowings under the Credit Agreement and had issued and outstanding $9.0 million in letters of credit under the Credit Agreement. Commitment fees for the year ended December 31, 2011 related to the Credit Agreement were $2.3 million.

Mobile mining equipment loans

        On December 8, 2010, TCM executed an equipment financing agreement in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during the 2010 year. This fixed rate loan bears interest at 3.6% that is scheduled to mature no later than December 8, 2015 and has an outstanding payable amount of $10.5 million as of December 31, 2011. TCM has an additional fixed rate loan bearing interest at 5.9% that is scheduled to mature no later than October 31, 2013 and has an outstanding payable of $5.6 million as of December 31, 2011.

        Aggregate maturities of the outstanding borrowings at December 31, 2011, are as follows:

Years	Principal Due
(in millions)
2012	$5.7
2013	5.3
2014	2.8
2015	2.9
2016	—
Thereafter	350.0

Total	$366.7

        Total interest and finance fees, net of capitalized interest and debt issuance costs, were $5.2 million, $0.9 million, and $1.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

11. Gold Stream Arrangement

        In October 2010, TCM entered into a purchase and sale agreement with a subsidiary of Royal Gold, Inc. ("RG") that provides for, among other things, the purchase by RG of 25% of the payable ounces of gold produced from the Mt. Milligan project (the "Original Agreement") for a total payment of $311.5 million, of which $226.5 million was paid upon the closing of the Terrane acquisition in 2010, $26.0 million was paid in the fourth quarter of 2011, and the remaining $59.0 million was to be paid over the remaining Mt. Milligan mine construction period. Upon commencement of the gold production from Mt. Milligan, RG was to pay an additional cash purchase price for the payable gold under the Original Agreement at the lesser of $400, or the prevailing market price, if less than $400,

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

11. Gold Stream Arrangement (Continued)

for each payable ounce of gold until 550,000 payable ounces had been delivered to RG and the lesser of $450 or the prevailing market price for each additional payable ounce thereafter.

        On December 14, 2011, TCM entered into an amended and restated agreement with RG to sell an additional 15% of the payable gold from Thompson Creek's Mt. Milligan project to RG in exchange for a total of $270.0 million, $112.0 million of which was paid upon signing. RG increased its aggregate investment (including amounts previously funded under the Original Agreement and commitments for future funding) from $311.5 million to $581.5 million and agreed to purchase a total of 40% of the payable ounces of gold produced from the Mt. Milligan project at an additional cash purchase price equal to the lesser of $435, with no inflation adjustment, or the prevailing market price, if less than $435, for each payable ounce of gold, regardless of the number of payable ounces delivered to RG, (collectively referred to as the "Gold Stream Arrangement").

        Payments made by RG under the original and amended and restated agreements were $252.6 million and $112.0 million, respectively. RG will make the remaining future scheduled payments to TCM in the aggregate amount of $216.9 million, which will be paid on a quarterly basis commencing on March 1, 2012 at the rate of $45.0 million per quarter in calendar year 2012 (representing an aggregate of $180.0 million in calendar year 2012) and $12.0 million per quarter in the first two quarters of calendar year 2013, and $12.9 million in the third quarter of calendar year 2013 (representing an aggregate of $36.9 million in calendar year 2013). The total payments of $581.5 million will be reduced by the difference of the current market price at the time of sale of payable gold to RG and the cash received of $435 per ounce until the total advance payments are reduced to nil. If at the end of the initial 50-year term of the agreement the $581.5 million has not been reduced to nil, TCM is to refund the outstanding portion to RG.

        The Gold Stream Arrangement is secured by the Mt. Milligan asset until the deposits received have been reduced to nil and is subject to subordination to project or corporate financings. The cash payments received under the Gold Stream Arrangement are recorded as deferred revenue and classified as a long-term liability on TCM's consolidated balance sheet. Once Mt. Milligan is in production and begins delivering gold to RG, the liability will be amortized over the life of the mine based on the amount of gold delivered.

12. Asset Retirement Obligations

        Asset retirement obligations arise from the acquisition, development, construction, and normal operation of mining property, plant and equipment due to government controls and regulations that protect the environment on the closure and reclamation of mining properties. The exact nature of environmental issues and costs, if any, which TCM may encounter in the future are subject to change, primarily because of the changing character of environmental requirements that may be enacted by governmental agencies.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

12. Asset Retirement Obligations (Continued)

        The following table details items affecting asset retirement obligations for future mine closure and reclamation costs in connection with TCM's Thompson Creek Mine, the 75% owned Endako Mine, the Davidson Property, and Mt. Milligan:

	Thompson Creek Mine	Endako Mine	Davidson Property	Mt. Milligan Property	Total
At January 1, 2011	$21.9	$7.0	$0.3	$—	$29.2
Additions/Revisions	(0.2)	0.8	—	1.2	1.8
Accretion	1.4	0.4	—	0.1	1.9
Foreign exchange	—	(0.1)	—	—	(0.1)

At December 31, 2011	$23.1	$8.1	$0.3	$1.3	$32.8

        TCM is required by US federal and state laws and Canadian provincial laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if TCM is unable to do so. These laws are complex and vary from jurisdiction to jurisdiction. The laws govern the determination of the scope, cost of the closure, reclamation obligation and the amount and forms of financial assurance. As of December 31, 2011, TCM has provided the appropriate regulatory authorities in the US and Canada with $36.6 million in reclamation financial assurance for mine closure obligations. Of this assurance, $24.6 million and $24.7 million represent cash deposits as of December 31, 2011, and December 31, 2010, respectively.

        The current reclamation bonding for the Thompson Creek Mine of $25.5 million, which is 75% collateralized by cash investments of $19.1 million held by a third-party bank escrow agent, which may increase to 100% based on certain agreed upon criteria. The estimated future reclamation costs for the Thompson Creek Mine have been discounted using rates from 6.7% to 8.75%. As of December 31, 2011, TCM anticipates that these costs will be incurred from 2026 to 2040. The total inflated and undiscounted estimated reclamation costs for Thompson Creek Mine were $68.0 million and $68.2 million as of December 31, 2011 and 2010, respectively.

        In connection with the Endako Mine plan, the British Columbia Ministry of Energy, Mines and Petroleum Resources has required us to provide a security deposit in the amount of $6.5 million and $6.7 million as of December 31, 2011 and 2010, respectively. TCM's proportionate share is $4.9 million and $5.0 million as of December 31, 2011 and 2010, respectively. TCM's share of total inflated and undiscounted estimated reclamation costs for the Endako Mine were $34.3 million and $20.2 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011, TCM estimates its proportionate share of these costs will be incurred from 2012 to 2041. The estimated future reclamation costs for the Endako Mine have been discounted using rates from 6.64% to 11.0%.

        Related to the development of Mt. Milligan, TCM issued letters of credit in the amount of C$6.0 million. The estimated future reclamation costs for Mt. Milligan have been discounted using a rate of 11.0%. As of December 31, 2011, TCM anticipates that these costs will be incurred beginning in the year 2036. The total inflated and undiscounted estimated reclamation costs for Mt. Milligan were $18.4 million as of December 31, 2011.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

12. Asset Retirement Obligations (Continued)

        TCM's Davidson Property is presently in the exploration stage. The estimated future reclamation costs for the Davidson Property have been discounted using rates ranging from 6.6% to 7.5%, which reflect the underlying funding arrangements at the time these costs were identified. In connection with this plan, the British Columbia Ministry of Energy, Mines and Petroleum Resources has required security in the amount of $0.3 million as of December 31, 2011 and 2010. The total inflated and undiscounted reclamation costs for Davidson were $0.4 million as of December 31, 2011, unchanged from December 31, 2010.

13. Employee Benefits

Deferred compensation

        TCM maintains an employee deferred compensation program for certain individuals, the majority of whom were employed at the time of the acquisition of Thompson Creek USA. TCM recognizes a liability for the future obligation associated with the program. The cost is charged as an expense during the period according to the payment formula, which is based on the employee's compensation and discounted for the estimated present value of the obligation. As of December 31, 2011, and 2010 TCM's liability amounted to $21.0 million and $16.5 million, respectively, related to this program. As of December 31, 2011, $10.2 million is estimated to be payable in June 2012, or earlier under certain conditions according to the provisions of the program. The remaining obligation is payable upon reaching a certain age requirement or earlier according to the provisions of the program. TCM has set aside funding for this liability by making periodic contributions to a trust fund. The trust fund assets as of December 31, 2011, and 2010 totaled $20.0 million and $19.8 million, respectively, and the trust has been included in TCM's consolidated financial statements. For the years ended December 31, 2011, 2010, and 2009, TCM recognized an expense of $7.1 million, $0.6 million, and $3.9 million, respectively, for the deferred compensation program.

Defined Contribution Pension Plans

        TCM, through its subsidiaries, maintains defined contribution pension plans available to certain employees. TCM's 401(k) Savings Plan (the "Plan") is a defined contribution pension plan and covers all individuals employed in the US. The Plan is subject to the provisions of the US Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the US Internal Revenue Code. The assets of the Plan are held and the related investment transactions are executed by the Plan's trustee. Administrative fees, including accounting and attorney fees, are paid by TCM on behalf of the Plan. TCM contributed approximately $1.9 million, $2.4 million, and $1.7 million, respectively, to the Plan for the years ended December 31, 2011, 2010 and 2009. TCM may make additional contributions to the Plan at its sole discretion; however, TCM has no further obligation relating to benefits under this Plan.

        The Endako Mine maintains a defined contribution pension plan (the "Endako Plan") covering all of its employees. The assets of the Endako Plan are held and the related investment transactions are executed by the Endako Plan's trustee. Administrative fees, including any accounting and legal fees are paid by the Endako Mine on behalf of the Endako Plan. The Endako Mine contributed C$1.1 million,

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

13. Employee Benefits (Continued)

C$0.9 million and C$0.7 million to the Endako Plan for the years ended December 31, 2011, 2010 and 2009, respectively. TCM has recorded its proportionate 75% share related to these contributions. TCM has no further obligation relating to pension benefits under this Plan.

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

        The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in TCM's financial statements:

December 31, 2011
Change in benefit obligations:
Net benefit obligation at beginning of year	$2.8
(Gain) loss	(0.1)
Service cost	0.3
Interest cost	0.2
Benefits paid	(0.2)

$3.0

        The liability of $3.0 million is included in other liabilities on TCM's consolidated balance sheet as of December 31, 2011.

        The assumptions used to determine the benefit obligations as of December 31, 2011, included a measurement date of December 31, 2011, and a discount rate of 4.50%. The yield curve matching TCM's benefit obligation was derived using a cash flow analysis under the Citigroup pension liability index. The Citigroup pension discount curve shows the relationship between interest rates and the duration for hypothetical zero coupon investments. This yield curve was used in determining the discount rate for TCM's postretirement benefit obligation.

        The components of net periodic benefit costs for the year ended December 31, 2011 included $0.3 million of service cost and $0.2 million of interest cost for a total net periodic benefit cost of $0.5 million.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

13. Employee Benefits (Continued)

        The health care cost trend assumed that average cost of coverage was 8.0% for 2011, reduced annually to an ultimate trend of 4.5% in 2020 and beyond. The assumed health care cost trend rates can have a significant effect on the amounts reported for postretirement medical benefits. The effect of a one percent change in the health care cost trend rate used to calculate periodic postretirement medical costs and the related benefit obligation would be insignificant to this benefit obligation.

        The expected postretirement medical benefits expected to be paid in the next five fiscal years are insignificant to any individual year.

14. Shareholders' Equity

        The authorized share capital of TCM is comprised of an unlimited number of common shares and an unlimited number of preferred shares, issuable in series with terms determinable upon issuance. As of December 31, 2011, TCM has not issued any preferred shares.

        Upon the closing of the Terrane acquisition in 2010, TCM issued 24.3 million shares at a fair value of $268.7 million based on the closing price of TCM's stock on the date of closing. In addition, TCM paid share issuance costs of $0.2 million related to the shares issued.

        On September 16, 2009, TCM completed an equity offering of 15.5 million common shares and received $194.6 million in net proceeds.

15. Stock-Based Compensation

        On May 6, 2010, TCM's shareholders approved the 2010 Long-Term Incentive Plan ("LTIP") and the 2010 Employee Stock Purchase Plan ("ESPP"). The LTIP allows TCM to grant stock options, share appreciation rights, restricted shares, restricted share units, performance share units, or shares granted as bonus compensation. The number of common shares available for awards under the LTIP plan is 2.5 million plus those shares still remaining under the previous stock option plan. As of December 31, 2011, TCM has granted stock options, performance share units ("PSUs") and restricted share units ("RSUs") under the LTIP, as discussed below.

        The previous stock option plan, effective May 10, 2007, has a maximum number of 11,174,916 shares that may be issued pursuant to the plan.

        TCM does not realize a tax benefit for stock-based awards granted to Canadian employees under the current Canadian tax law.

a)    Stock Options

        The expiration date and vesting provisions of stock options granted are established at the time an award is made. Stock options may be exercised by the holder upon vesting of the option award. When an option is exercised, TCM issues the requisite shares from authorized but unissued common stock. The exercise price of option grants awarded is the greater of: (i) the weighted-average trading price of the underlying shares over the five consecutive trading days immediately before the grant date and

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

15. Stock-Based Compensation (Continued)

(ii) if the award date occurs in a trading black-out period, the weighted-average trading price over the five consecutive trading days immediately after the black-out period has been lifted.

        In June 2009, TCM completed a voluntary stock option surrender program offered to all holders of stock options with an exercise price of C$16.19 per share and above. Under the terms of the surrender program, options to acquire an aggregate of 2,414,500 common shares were voluntarily surrendered. A non-cash compensation charge of approximately $2.8 million was recorded for the year ended December 31, 2009 representing the remaining unamortized stock-based compensation cost for the surrendered options.

        The following table summarizes stock option activity during the year ended December 31, 2011:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
	(000's)	(C$)	(C$)
Stock options outstanding at January 1, 2009	8,788	$12.51	$0.4
Granted	1,877	13.08	—
Exercised	(1,757)	7.20	9.9
Canceled/expired/surrendered	(2,594)	19.60	—

Stock options outstanding at December 31, 2009	6,314	$10.89	$30.8
Granted	268	12.29	—
Exercised	(1,000)	7.29	6.2
Canceled/expired	(382)	18.52	—

Stock options outstanding at December 31, 2010	5,200	$10.98	$21.6
Granted	346	9.82	—
Exercised	(926)	8.02	4.1
Canceled/expired/forfeited	(1,631)	8.96	—

Stock options outstanding at December 31, 2011	2,989	$12.72	$1.0

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

15. Stock-Based Compensation (Continued)

        The following table summarizes information about stock options outstanding and exercisable as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
(C$)	(000's)	(C$)(a)		(000's)	(C$)(a)
$ 7.12 - $10.34	538	$8.11	3.2	369	$7.88	3.5
$11.48 - $13.76	1,647	$12.69	2.9	1,561	$12.69	2.9
$15.22 - $17.33	714	$16.22	0.9	711	$16.22	0.9
$18.51 - $23.93	90	$21.00	0.9	90	$21.00	0.9

(a)
The weighted-average-exercise price of options granted is shown in Canadian dollars as the majority of the outstanding options have a strike price denominated in Canadian dollars. Options with a US dollar strike price have been converted to Canadian dollars for disclosure purposes using the exchange rates on the respective date of grant.

        As of December 31, 2011, approximately 0.3 million options had not vested and were not exercisable. The total unrecognized compensation cost related to these was $0.9 million as of December 31, 2011, and is expected to be recognized over a weighted-average period of 1.9 years.

        As of December 31, 2011, approximately 2.7 million awards had vested and were exercisable. There was no aggregate intrinsic value of these exercisable awards as of December 31, 2011.

        The weighted-average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using a Black-Scholes option valuation model were as follows.

	Year Ended December 31,
	2011		2010		2009
Weighted-average fair value of options granted(a)	C	$4.17	C	$5.04	C	$6.71
Expected volatility		67.2%		73.1%		77.2%
Expected life (years)		2.8		2.9		2.8
Risk-free interest rate		0.9%		1.2%		1.5%
Expected dividend yield		0.0%		0.0%		0.0%

(a)
The weighted-average-exercise price of options granted is shown in Canadian dollars as the majority of the outstanding options have a strike price denominated in Canadian dollars. Options with a US dollar strike price have been converted to Canadian dollars for disclosure purposes using the exchange rates on the respective date of grant.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

15. Stock-Based Compensation (Continued)

b)    Performance Share Units

        TCM has approved a total of 550,000 performance share units ("PSUs") under the LTIP, which have been granted to eligible executives. The vesting of the PSUs is contingent upon employee service and the performance of TCM's share price relative to the established award price. To determine whether or not this market condition is achieved and the PSUs vest, TCM establishes an award price. At each anniversary date during the vesting period, if the per share closing price of TCM's common stock on such date is at or higher than the award price, then the awards will vest one-third on each anniversary date, and the requisite shares will be issued from authorized but unissued common stock. If the closing price is less than the award price, and, therefore, the market condition is not achieved, then those PSUs do not vest and are carried forward to the following anniversary date. Any PSUs not vested at the end of the three-year vesting period will expire.

        PSUs granted are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant. The Monte Carlo model is based on random projections of stock price paths. Expected volatility is calculated using a weighted-average of historical daily volatilities and implied volatility and represents the extent to which TCM's stock price performance is expected to fluctuate during each of the three calendar-year periods of the award's anticipated term.

        For the years ended December 31, 2011, and 2010, TCM recorded compensation expense related to the PSUs of $1.7 million and $0.5 million, respectively. At December 31, 2011, unrecognized compensation expense related to PSUs totaled $1.8 million that will be recognized on a straight-line basis over a weighted-average period of 1.9 years.

        The following table summarizes the PSU activity during the year ended December 31, 2011:

	Shares	Weighted-Average Fair Value
	(000's)	(US$)
Outstanding at January 1, 2011	230	$11.88
PSUs granted	310	11.94
Canceled/expired/forfeited	(45)	11.94

Outstanding at December 31, 2011	495	$11.91

c)     Restricted Stock Units

        TCM has approved 409,050 restricted stock units (RSUs) under the LTIP, which have been granted to certain eligible employees and directors. TCM accounts for RSUs at fair value, which is based on the market value of TCM's common shares on the day of grant and recognized over the vesting period of three years. Upon vesting, TCM will issue the requisite shares from authorized but unissued common stock. TCM recorded $1.1 million and $0.3 million of compensation expense related to its RSUs for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011,

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

15. Stock-Based Compensation (Continued)

unrecognized compensation expense related to restricted stock and restricted stock units totaled $2.4 million that will be recognized on a straight-line basis over a weighted-average period of 2.0 years.

	Shares	Weighted-Average Fair Value
	(000's)	(US$)
Outstanding at January 1, 2011	209	$9.13
RSUs granted	200	11.24
RSUs vested and common shares issued	(44)	9.13
Canceled/expired/forfeited	(59)	10.78

Outstanding at December 31, 2011	306	$10.33

d)    Employee Stock Purchase Plan

        The ESPP provides an opportunity for TCM's employees to purchase its common shares at 85% of the closing price at the beginning of the offering period or at the end of the offering period, whichever is lower. The ESPP has two six-month offering periods beginning on the first day of January and on the first day of July. There are 1.0 million shares available for purchase by TCM's employees under the ESPP plan. Compensation expense is measured based on the fair value using a Black-Scholes model of the employees' option to purchase shares of common stock at the grant date. Compensation expense is recognized over the future periods in which the related employee service is rendered. TCM estimated a fair value of employee options to purchase shares under the ESPP of $4.40 for the first six-month offering period and $2.46 per share for the second six-month offering period for 2011. TCM recorded $0.3 million and $0.1 million of expense related to the ESPP plan for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, TCM issued 100,546 shares of common stock under the ESPP. No tax benefit is realized for ESPPs unless there is a disqualifying disposition.

        Stock-based compensation cost charged against earnings for all of TCM's stock-based awards is shown below for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Total stock-based compensation	$7.8	$7.4	$9.2
Amount capitalized to product inventory	(0.1)	(1.0)	1.2
Amount capitalized to Mt. Milligan	(0.3)	(0.1)	—

Stock-based compensation expense	7.4	6.3	10.4
US tax benefit	(1.7)	(1.2)	(1.3)

Impact on net income	$5.7	$5.1	$9.1

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

16. Commitments and Contingencies

Legal matters

        Below are descriptions of certain legal actions which involve certain properties of TCM. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on TCM's future consolidated financial position, results of operations or cash flows.

        In May 2010, the Stellat'en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and TCM alleging that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty to consult with the Stellat'en First Nation in relation to the impacts of the Endako Mine and the mill expansion. The petitioners sought a declaration that the Provincial Crown has not fulfilled its duty to consult with them in relation to the mill expansion project, a declaration that the mining permits and/or tenures held by TCM are invalid, an order quashing or setting aside the decision to issue a permit amendment to TCM, and an injunction prohibiting further construction or alterations relating to the mill expansion project. The government and TCM filed materials in response to the petition, and the matter was heard by the Supreme Court of British Columbia in late February and early March of 2011. On August 5, 2011, the Court dismissed the petitioners' claims in full. On August 17, 2011, the Stellat'en First Nation filed a notice of appeal to the Court of Appeal of British Columbia seeking to have the decision of the Supreme Court of British Columbia set aside and seeking an order staying the permit amendment and any future permitting until the Province has engaged in further consultation. The appeal, in which both TCM and the government will seek to have the decision of the Supreme Court of British Columbia upheld, has been set for hearing May 2 to 4, 2012.

        In January, August and December of 2010, the Nak'azdli First Nation commenced separate legal proceedings against Federal or Provincial governments in Canada asserting that it was not adequately consulted by such governments before Terrane was granted various approvals relating to the Mt. Milligan project. No claim of wrongdoing on the part of TCM or Terrane is alleged, and no claim for damages against TCM or Terrane is sought in any of such proceedings. TCM is not a party in any of the proceedings. Terrane has either been named or has had itself added as a participant in two of these proceedings because the relief that is sought in the proceedings would, if granted, have the potential to affect the work being done on the Mt. Milligan project.

Molybdenum purchases

        In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of December 31, 2011, TCM had commitments to purchase approximately 20.5 million pounds of molybdenum sulfide concentrate from 2012 to 2014, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

16. Commitments and Contingencies (Continued)

Molybdenum sales

        TCM enters into certain molybdenum sales contracts where it sells future production at fixed prices. As of December 31, 2011, TCM had commitments to sell approximately 15,000 pounds of molybdenum sulfide concentrate during 2012 at an average price of $19.14 per pound.

Capital purchase commitments

        As of December 31, 2011, TCM had capital purchase commitments of $455.3 million for engineering and equipment related to the development of Mt. Milligan, and $3.0 million related to the mill expansion at the Endako Mine. Amounts for these capital purchases will be paid in the amounts of $440.7 million and $17.6 million for the years 2012 and 2013, respectively.

Guarantees

        On December 9, 2009, TCM entered into a credit support agreement with British Columbia Hydro and Power Authority ("BC Hydro") related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro's estimated out-of-pocket costs for work on the Endako mill expansion project. Subsequent to the commissioning of the new mill and subject to annual measurements of BC Hydro's incremental revenues following the mill's commissioning, some or all of this financial assurance may, thereafter, be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The amount of the guarantee as of December 31, 2011 was C$16.5 million. As part of the financial guarantee, TCM provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro. The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility. At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

        As of December 31, 2011, a shortfall in Endako's future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

17. Exploration

        The following table summarizes TCM's exploration expenses by project or property:

	Years Ended December 31,
	2011	2010	2009
Berg Property	$5.2	$—	$—
TC Mine	3.1	1.4	—
Endako Mine	1.4	1.1	—
Mt. Milligan Project	1.0	1.1	—
Mt. Emmons Property	2.9	4.7	4.7
Davidson Property	0.5	0.5	1.6
Other	0.1	0.6	—

	$14.2	$9.4	$6.3

18. Income and Mining Tax Expense (Benefit)

        Income (loss) from continuing operations before income taxes consists of the following for the periods presented:

	Year Ended December 31,
	2011	2010	2009
Canada	$113.0	$(46.8)	$(98.3)
United States	190.3	180.7	44.3

	$303.3	$133.9	$(54.0)

        Below is a tabular disclosure of tax expense by jurisdiction for the three years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Current
Canada	$(6.0)	$(6.1)	$9.2
United States	36.9	14.7	8.0

	$30.9	$8.6	$17.2

Deferred
Canada	$(6.4)	$10.5	$(4.2)
United States	(13.3)	1.1	(11.0)

	(19.7)	11.6	(15.2)

Total tax expense	$11.2	$20.2	$2.0

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

18. Income and Mining Tax Expense (Benefit) (Continued)

        Income and mining taxes differ from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. The differences result from the following items:

	Year Ended December 31,
	2011	2010	2009
Income before income and mining taxes	$303.3	$133.9	$(54.0)
Combined Canadian national and provincial income tax rates	26.5%	28.5%	30.0%

Income taxes based on above rates	80.4	38.2	(16.2)
Increase (decrease) to income taxes due to:
Unrealized (gain) loss on warrants	(44.8)	14.1	28.0
Difference in foreign statutory tax rates	19.9	15.3	3.1
Provincial and state mining and franchise taxes	(0.1)	4.9	1.2
State tax planning	—	(7.1)	—
Withholding taxes	—	—	1.1
Capital taxes	—	(0.1)	0.2
Non-deductible expenses	1.5	1.1	8.3
Non-taxable income	—	(1.8)	(3.0)
Foreign tax differences	(10.3)	(10.3)	(10.4)
Depletion allowance	(32.4)	(25.4)	(12.9)
Domestic production allowance	(3.3)	(3.1)	—
Unrealized foreign exchange gain on translation of investments	0.9	(1.8)	(5.7)
Change in valuation allowance	(3.3)	1.6	16.4
Impact of change in tax on future income and mining taxes	(1.2)	(0.2)	(7.6)
Out-of-period adjustment	—	(4.5)	—
Expiration of warrants	4.8	—	—
Other	(0.9)	(0.7)	(0.5)

Income and mining taxes	$11.2	$20.2	$2.0

        For the year ended December 31, 2011, TCM's net tax expense was $11.2 million compared to a net tax expense of $20.2 million and $2.0 million for the years ended December 31, 2010 and 2009, respectively. In addition to the change in the valuation allowance related to the income statement for the year ended December 31, 2011, there is a decrease in valuation allowance related to equity due to a difference between book and tax basis on the warrant expiration tax gain in the amount of $4.8 million. The tax expense for the year ended December 31, 2010 was impacted by an out-of-period adjustment of $4.5 million related to a difference between the 2009 income tax provision and the 2009 tax return, whereby TCM realized an additional net operating loss carry-back.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

18. Income and Mining Tax Expense (Benefit) (Continued)

Net Deferred Tax Liabilities

        Deferred tax assets and liabilities arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income and mining tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	As of December 31,
	2011	2010
Deferred tax assets:
Working capital	$0.8	$1.6
Tax losses and credits carried forward	93.9	92.6
Property, plant and equipment	40.6	23.8
Contractual sales obligations	—	0.3
Merger and acquisition costs	3.2	3.2
Share issuance costs	1.5	3.2
Deferred compensation	9.0	7.2
Other deductible temporary differences	7.7	7.9

Deferred tax assets	156.7	139.8
Valuation allowances	(85.9)	(94.1)

Total deferred tax assets, net of valuation allowance	$70.8	$45.7

Deferred tax liabilities:
Inventory	$(13.3)	$(9.5)
Other taxable temporary differences—Current	(1.0)	(0.8)
Property, plant and equipment	(330.9)	(376.6)
Asset retirement obligations	(1.2)	(1.9)
Other taxable temporary differences—Non-current	(0.5)	(1.2)

Total deferred tax liabilities	(346.9)	(390.0)

Net deferred tax liabilities	$(276.1)	$(344.3)

        At December 31, 2011, TCM had $103.7 million in loss and $68.4 million in credit carry forwards available for tax purposes. Substantially all of the carry forwards expire beyond 2016.

        A valuation allowance is recorded on substantially all of the benefits associated with the loss and credit carry forwards as it is not more likely than not that the benefit related to the specific deferred tax assets will be realized based on the available sources of taxable income.

        TCM intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, US and non-US income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary's net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $1,243.5 million and $831.8 million as of December 31, 2011 and 2010,

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

18. Income and Mining Tax Expense (Benefit) (Continued)

respectively. The additional US and non-US income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred.

Income Tax Uncertainties

        TCM's uncertainty in income taxes reserve, activity, and amounts for unrecognized tax benefits has not been significant for any year presented.

        TCM or one of its subsidiaries files income tax returns in the Canadian federal jurisdiction, US federal jurisdiction and various state and provincial jurisdictions. The tax years for TCM and its significant subsidiaries that remain subject to examination are as follows:

Jurisdiction	Years Under Examination	Additional Open Years
US Federal	2008	2009 - 2010
Canada	—	2006 - 2010
British Columbia	2004 - 2006	2007 - 2010
Colorado	—	2007 - 2010
Idaho	—	2008 - 2010
Pennsylvania	—	2008 - 2010
Utah	—	2010

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

19. Net Income (Loss) per Share

        The following is a reconciliation of net income (loss) and weighted-average common shares outstanding for purposes of calculating diluted net income (loss) per share for the three years ended December 31, 2011:

	For the years ended December 31,
	2011	2010	2009
Net income (loss)	$292.1	$113.7	$(56.0)

Basic weighted-average number of shares outstanding	167.2	144.7	127.5
Effect of dilutive securities
Common stock purchase warrants	0.9	6.2	—
Share based awards	0.5	1.6	—

Diluted weighted-average number of shares outstanding	168.6	152.5	127.5

Net income (loss) per share
Basic	$1.75	$0.79	$(0.44)
Diluted	$1.73	$0.75	$(0.44)

        For the year ended December 31, 2011, approximately 2.5 million options were excluded from the computation of diluted weighted-average shares as the strike prices of the options exceeded the price of the common stock and 174,000 restricted stock units were excluded from the computation of diluted weighted-average shares as the strike price of the units exceeded the price of the common stock.

        For the year ended December 31, 2010, approximately 2.8 million stock options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM's common stock for the period.

        For the year ended December 31, 2009, approximately 6.3 million stock options have been excluded from the computation of diluted securities as their effect would have been anti-dilutive. Of the stock options excluded from the computation of diluted securities for the year ended December 31, 2009, approximately 4.4 million shares had exercise prices that were lower than the average market price for the year; however, these were excluded from the computation of diluted securities as a result of TCM having a loss before income and mining taxes for the year.

        TCM has excluded approximately 24.5 million shares related to warrants for the year ended December 31, 2009 as their effect would have been anti-dilutive. The excluded warrants have exercise prices lower than the average market price for the year, but were excluded from the 2009 computation of diluted securities as a result of TCM having a loss before income and mining taxes for the year. There were no warrants excluded for the years ended December 31, 2011 and 2010.

20. Related Party Transactions

        Total sales to members of a group of companies affiliated with the other participant in the Endako Mine joint venture were $178.2 million, $176.9 million and $83.7 million for the years ended

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

20. Related Party Transactions (Continued)

December 31, 2011, 2010 and 2009, respectively. This represented 26.6%, 29.7%, and 22.4% of TCM's total revenues for these respective years.

        For the years ended December 31, 2011, 2010 and 2009, TCM recorded management fee income of $0.3 million, $0.4 million and $0.3 million, and selling and marketing costs of $0.7 million, $0.8 million and $0.6 million, respectively, from this group of companies.

        As of December 31, 2011 and 2010, TCM's accounts receivable included $6.8 million and $10.0 million, respectively, owing from this group of companies.

21. Supplementary Cash Flow Information

	For the years ended December 31,
	2011	2010	2009
Change in working capital accounts:
Accounts receivable	$(16.6)	$(27.5)	$13.0
Product inventory	(30.1)	(29.6)	16.4
Material and supplies inventory	(9.7)	1.3	3.0
Prepaid expense and other current assets	1.9	(0.9)	1.7
Income and mining taxes receivable	3.7	(7.9)	(3.1)
Accounts payable and accrued liabilities	35.8	(12.7)	(0.7)
Income and mining taxes payable	(1.5)	0.1	(4.4)

	$(16.5)	$(77.2)	$25.9

Cash interest paid	$14.5	$0.7	$1.0
Income and mining taxes paid, net of refunds	$28.8	$16.0	$26.8

        For the year ended December 31, 2011, cash interest paid included capitalized interest of $13.7 million related to the Notes, as described in Note 10. In addition, a $13.0 million refund of certain state income taxes related to prior year tax returns was received in the second quarter of 2010. This refund was offset by a tax payment of $4.0 million.

Non-cash investing and financing activities

	For the years ended December 31,
	2011	2010	2009
Investing activities
Acquisition of property, plant and equipment (see Note 9)	$(8.2)	$—	$—
Change in capital expenditure accrual	108.6	32.5	(5.9)
Financing activities
Capital lease	$8.2	$—	$—

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

22. Concentration of Credit Risk

        TCM is exposed to counterparty risk from its cash and cash equivalent balances, its short-term cash investments, and its reclamation deposits held by financial institutions and governmental entities. TCM monitors its positions with, and the credit quality of, the financial institutions and companies in which it invests its cash, cash equivalents and short-term investments, and that hold its reclamation deposits. Counterparties to cash balances, investments and its reclamation deposits, other than balances maintained in various bank operating accounts, are US and Canadian institutions and the US and Canadian governments. TCM's investment policy limits investments to government-backed financial instruments, commercial paper, and other investments meeting the guidelines of its investment policy.

        TCM manages its credit risk from its accounts receivable through its collection activities. As of December 31, 2011, TCM had four customers which owed TCM more than $3.0 million and accounted for approximately 28.1% of all receivables outstanding. Another eight customers had balances greater than $1.0 million but less than $3.0 million that accounted for approximately 26.5% of total receivables. All of these balances were compliant with credit terms and scheduled payment dates.

        TCM's maximum counterparty and credit risk exposure is the carrying value of its cash and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and fixed rate debt, excluding the Notes, as discussed in Note 8, approximate fair value as of December 31, 2011.

23. Segment Information

        TCM has three reportable segments, based on products and geography: US Operations Molybdenum, Canadian Operations Molybdenum, and Copper-Gold (Development). The US Operations Molybdenum segment includes all mining, milling, mine site administration, roasting, and sale of molybdenum products from the Thompson Creek Mine and the Langeloth Facility, as well as all roasting and sales of third-party purchased material. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, roasting, and sale of molybdenum products from the 75% owned Endako Mine. The Copper-Gold (Development) segment includes all development expenditures and development site administration from Mt. Milligan. The Inter-segment represents the elimination of management fee income, revenue, and cost of sales of product transported from the Canadian Operations to the US Operations for processing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

        TCM's chief operating decision makers (Chief Executive Officer and Chief Operating Officer) evaluate segment performance based on segment revenue less costs and expenses. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration, and interest income and expense items to its reporting segments, unless

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

23. Segment Information (Continued)

such expenditures are directly related to segment operations. Segment information for the three years ended as of December 31, 2011, 2010, and 2009 is as follows:

For the year ended December 31, 2011:

	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter- segment	Total
Revenues
Molybdenum sales	$549.8	$102.1	$—	$—	$651.9
Tolling, calcining and other	17.2	0.6	—	(0.6)	17.2

	567.0	102.7	—	(0.6)	669.1

Cost and expenses
Operating expenses	320.0	81.0	—	(0.6)	400.4
Selling and marketing	6.1	3.2	—	(1.4)	7.9
Depreciation, depletion and amortization	33.3	31.9	0.1	—	65.3
Accretion expense	1.5	0.4	—	—	1.9

	360.9	116.5	0.1	(2.0)	475.5

Segment revenue less costs and expenses	206.1	(13.8)	(0.1)	1.4	193.6

Other segment expenses
Loss (gain) on foreign exchange	0.9	2.4	4.0	—	7.3

Segment income (loss) before income and mining taxes	$205.2	$(16.2)	$(4.1)	$1.4	$186.3

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

23. Segment Information (Continued)

For the year ended December 31, 2010:

	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter- segment	Total
Revenues
Molybdenum sales	$473.0	$113.3	$—	$(7.7)	$578.6
Tolling, calcining and other	16.2	0.1	—	(0.1)	16.2

	489.2	113.4	—	(7.8)	594.8

Cost and expenses
Operating expenses	259.1	64.2	—	(7.8)	315.5
Selling and marketing	5.7	3.5	—	(1.5)	7.7
Depreciation, depletion and amortization	27.0	22.1	—	—	49.1
Accretion expense	1.2	0.3	—	—	1.5

	293.0	90.1	—	(9.3)	373.8

Segment revenue less costs and expenses	196.2	23.3	—	1.5	221.0

Other segment expenses
Loss (gain) on foreign exchange	—	(0.7)	0.1	—	(0.6)

Segment income (loss) before income and mining taxes	$196.2	$24.0	$(0.1)	$1.5	$221.6

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

23. Segment Information (Continued)

For the year ended December31, 2009:

	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter- segment	Total
Revenues
Molybdenum sales	$270.7	$91.2	$—	$—	$361.9
Tolling, calcining and other	11.5	—	—	—	11.5

	282.2	91.2	—	—	373.4

Cost and expenses
Operating expenses	194.0	47.3	—	—	241.3
Selling and marketing	4.3	1.9	—	—	6.2
Depreciation, depletion and amortization	26.7	16.7	—	—	43.4
Accretion expense	1.1	0.3	—	—	1.4

	226.1	66.2	—	—	292.3

Segment revenue less costs and expenses	56.1	25.0	—	—	81.1

Other segment expenses
Loss (gain) on foreign exchange	—	12.2	—	—	12.2

Segment income before income and mining taxes	$56.1	$12.8	$—	$—	$68.9

Reconciliation of segment income to net income

	For the years ended December 31,
	2011	2010	2009
Segment income	$186.3	$221.6	$68.9
Other (income) expense
Change in fair value of common stock purchase warrants	(169.2)	49.6	93.4
General and administrative	28.3	23.5	25.1
Acquisition costs	—	12.9	—
Exploration	14.2	9.4	6.3
Interest (income) expense, net	3.1	(0.6)	(0.3)
Loss (gain) on foreign exchange	5.8	(6.8)	(1.3)
Corporate depreciation	1.8	0.8	—
Other	(1.0)	(1.1)	(0.3)

Income before income and mining taxes	303.3	133.9	(54.0)
Income and mining taxes	11.2	20.2	2.0

Net income	$292.1	$113.7	$(56.0)

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

23. Segment Information (Continued)

        Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, is as follows:

As of December 31, 2011	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Corporate	Total
Property, Plant, Equipment and Development	$36.2	$245.7	$401.1	$3.6	$686.6
Capital assets	$293.2	$694.2	$1,365.2	$6.8	$2,359.4
Goodwill	$47.0	$—	$—	$—	$47.0
Assets	$611.4	$794.3	$1,436.9	$151.6	$2,994.2
Liabilities	$103.5	$136.1	$633.5	$391.6	$1,264.7

As of December 31, 2010	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Corporate	Total
Property, Plant, Equipment and Development	$58.4	$138.5	$12.3	$4.5	$213.7
Capital assets	$286.7	$505.9	$895.3	$8.2	$1,696.1
Goodwill	$47.0	$—	$—	$—	$47.0
Assets	$612.9	$696.8	$909.9	$98.1	$2,317.7
Liabilities	$114.4	$144.6	$422.7	$206.1	$887.8

As of December 31, 2009	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Corporate	Total
Property, Plant, Equipment and Development	$29.4	$33.8	$—	$2.9	$66.1
Capital assets	$260.0	$345.3	$—	$0.4	$605.7
Goodwill	$47.0	$—	$—	$—	$47.0
Assets	$628.4	$615.1	$—	$101.1	$1,344.6
Liabilities	$129.5	$111.9	$—	$117.8	$359.2

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010, and 2009

(US dollars in millions, except per share amounts)

24. Summary of Quarterly Financial Data (Unaudited)

        The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2011, 2010, and 2009:

For the Year December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$206.7	$190.9	$154.8	$116.7
Net income (loss)	$128.9	$116.8	$45.6	$0.8
Basic net income (loss) per share	$0.78	$0.70	$0.27	$—
Diluted net income (loss) per share	$0.73	$0.68	$0.27	$—

For the Year December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$127.8	$148.4	$161.8	$156.8
Net income (loss)	$1.1	$126.5	$31.1	$(45.0)
Basic net income (loss) per share	$0.01	$0.90	$0.22	$(0.28)
Diluted net income (loss) per share	$0.01	$0.87	$0.22	$(0.28)

For the Year December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$78.8	$74.0	$114.4	$106.2
Net income (loss)	$8.7	$(89.3)	$(1.4)	$26.0
Basic net income (loss) per share	$0.07	$(0.73)	$(0.01)	$0.19
Diluted net income (loss) per share	$0.07	$(0.73)	$(0.01)	$0.18

25. Guarantor Financial Information

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

        The Chief Executive Office and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM's disclosure controls and procedures are effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

        There has been no change in TCM's internal control over financial reporting during the fourth quarter of fiscal year 2011 that has materially affected, or that is reasonably likely to materially affect, TCM's internal control over financial reporting.

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

        Management assessed the effectiveness of TCM's internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, TCM's internal control over financial reporting was effective based on the criteria established in Internal Control Integrated Framework.

        TCM's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of TCM's internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Thompson Creek Metals Company Inc.:

        We have audited Thompson Creek Metals Company Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Thompson Creek Metals Company Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Thompson Creek Metals Company Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thompson Creek Metals Company, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 27, 2012

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from our definitive proxy statement for the 2012 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2011.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from our definitive proxy statement for the 2012 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2011.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from our definitive proxy statement for the 2012 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2011, with the exception of those items listed below.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth certain information as of December 31, 2011 with respect to shares of Common Stock that may be issued under our Amended Incentive Stock Option Plan (the "2007 Plan"), 2010 Long-Term Incentive Plan (the "2010 Plan") and 2010 Employee Stock Purchase Plan (the "ESPP"). Those three plans are the only equity compensation plans that we maintain.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)		Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column(3)(4)
Equity compensation plans approved by stockholders	3,790,214	C$	12.72	4,650,774
Equity compensation plans not approved by stockholders	—		—	—

Total	3,790,214	C$	12.72	4,650,774

(1)
Includes 800,800 shares subject to restricted stock units ("RSUs") or performance share units ("PSUs") that entitle each holder thereof to one share of Common Stock for each unit that vests over the holder's period of continued service and/or the satisfaction or attainment of specified performance criteria.

(2)
Calculated without taking into account 800,800 shares of Common Stock subject to outstanding RSUs and PSUs that will become issuable following the vesting of those units and awards, without any cash consideration or other payment required for those shares.

(3)
As of December 31, 2011, 3,825,078 shares of Common Stock were available for issuance under the 2010 Plan. Such shares may be issued upon the exercise of stock options granted under the

  2010 Plan or pursuant to restricted stock issuances, RSU awards, PSU awards, and other equity-based awards under the 2010 Plan.

(4)
As of December 31, 2011, 899,454 shares of Common Stock were available for issuance under the ESPP. During the current offering period extending from January 1, 2012 until June 30, 2012, 825,696 shares of Common Stock are available for purchase under the ESPP.

        The 2010 Plan was approved by our stockholders and became effective in May 2010, after which time no new equity awards may be made under the 2007 Plan. The 2010 Plan provides that any shares with respect to awards under the 2007 Plan that are forfeited or cancelled after the effective date of the 2010 Plan will thereafter become eligible for issuance under the 2010 Plan. The ESPP was approved by our stockholders in May 2010 and became effective on July 1, 2010.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the registrant's definitive proxy statement for the 2012 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2011.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference from the registrant's definitive proxy statement for the 2012 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2011.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)
The following documents are filed as part of this report:

1.
Financial Statements

        The following financial statements of TCM and its subsidiaries are included at the indicated pages of the document as stated below:

2.
Exhibits:

Exhibit Number	Description
2.1	Arrangement Agreement, dated July 15, 2010, between TCM and Terrane (incorporated by reference to Exhibit 2.1 to TCM's Current Report on Form 8-K filed with the SEC on July 21, 2010).
2.2	Letter Agreement, dated August 20, 2010, between TCM and Terrane (incorporated by reference to Exhibit 2.1 to TCM's Current Report on Form 8-K filed with the SEC on August 25, 2010).
3.1	Notice of Articles, dated September 24, 2010 (incorporated by reference to Exhibit 3.1 to TCM's Annual Report on Form 10-K filed with the SEC on February 24, 2011).
3.2	Certificate of Continuation, dated July 29, 2008 (incorporated by reference to Exhibit 3.1 to TCM's Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on March 1, 2010).
3.3	Articles of Continuance, effective July 21, 2008 (incorporated by reference to Exhibit 99.1 to TCM's Report on Form 6-K filed with the SEC on August 27, 2008).
4.1
Indenture, dated May 20, 2011, among TCM, as issuer, certain subsidiaries of TCM, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to TCM's Current Report on Form 8-K filed with the SEC on May 20, 2011).
4.2
Common Share Purchase Warrant Indenture, dated June 21, 2007, between Terrane and Pacific Corporate Trust Company, as warrant agent, relating to Terrane's common share purchase warrants expiring June 2012 (incorporated by reference to Exhibit 4.1 to TCM's Registration Statement on Form S-3ASR filed with the SEC on October 29, 2010).

Exhibit Number	Description
4.3	Supplement to the Common Share Purchase Warrant Indenture, dated October 20, 2010, among TCM, Terrane and Computershare Trust Company of Canada (successor to Pacific Corporate Trust Company), as warrant agent, relating to Terrane's common share purchase warrants expiring June 2012 (incorporated by reference to Exhibit 4.2 to TCM's Registration Statement on Form S-3ASR filed with the SEC on October 29, 2010).
10.1
Credit Agreement, dated December 10, 2010, among TCM, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on December 13, 2010).
10.2
First Amendment to Credit Agreement, dated February 24, 2011, among TCM, JPMorgan Chase Bank, N.A., as administrative agent and increasing lender, and Royal Bank of Canada, as increasing lender (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on February 25, 2011).
10.3
Second Amendment to the Credit Agreement, dated May 20, 2011, among TCM, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on May 20, 2011).
10.4
Third Amendment to the Credit Agreement, dated December 14, 2011, by and among TCM, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on December 15, 2011).
10.5
Guarantee and Collateral Agreement, dated December 10, 2010, among TCM and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on December 13, 2010).
10.6
Canadian Guarantee and Collateral Agreement, dated December 10, 2010, among TCM and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to TCM's Current Report on Form 8-K filed with the SEC on December 13, 2010).
10.7
First Amendment to Guarantee and Collateral Agreements, dated February 9, 2011, among TCM, certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 3.1 to TCM's Annual Report on Form 10-K filed with the SEC on February 24, 2011).
**10.8
Amended and Restated Purchase and Sale Agreement, dated December 14, 2011, among TCM, Terrane, Royal Gold, Inc. and RGLD Gold AG (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on December 15, 2011).
***10.9	Amended and Restated Master Funding and Lease Agreement, dated December 9, 2011, among TCM, Terrane and Caterpillar Financial Services Limited.
10.10	Lock-up Agreement, dated July 15, 2010, between TCM and Goldcorp Inc. (incorporated by reference to Exhibit 10.14 to TCM's Current Report on Form 8-K filed with the SEC on July 21, 2010).
**10.11
Exploration, Development and Mine Operating Agreement, dated June 12, 1997, between TCML and Nissho Iwai Moly Resources, Inc. (incorporated by reference to Exhibit 10.8 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

Exhibit Number	Description
**10.12	Distributorship and Sales Agreement, dated September 1, 2006, between Blue Pearl Mining Ltd. and Sojitz Corporation (incorporated by reference to Exhibit 10.9 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
**10.13
Sales Representative Agreement, dated June 12, 1997, among Thompson Creek Canada, Ltd., Nissho Iwai Moly Resources, Inc., Thompson Creek Metals Company, LLC and Nissho Iwai Corporation (incorporated by reference to Exhibit 10.10 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
10.14
Frame Contract, dated June 12, 1997, among TCML, Nissho Iwai Moly Resources, Inc., Thompson Creek Metals Company, LLC and Nissho Iwai Corporation (incorporated by reference to Exhibit 10.11 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
**10.15
Option Agreement between Thompson Creek USA and Sojitz Corporation, dated September 28, 2005 (incorporated by reference to Exhibit 10.12 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
*10.16	Option Agreement, dated July 16, 1986, between Richard Haslinger and Lincoln Resources Inc.
*10.17	Amendment to the Option Agreement, dated , 1987, between Richard Haslinger and Lincoln Resources Inc.
†10.18
Amended and Restated Employment Agreement between Thompson Creek USA and Kevin Loughrey dated December 30, 2009 (incorporated by reference to Exhibit 10.2 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
†10.19
Amendment to Employment Agreement between Thompson Creek USA and Kevin Loughrey dated September 27, 2010 (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).
†10.20
Amendment No. 2 to Employment Agreement between Thompson Creek USA and Kevin Loughrey dated February 23, 2011 (incorporated by reference to Exhibit 10.14 to TCM's Annual Report on Form 10-K filed with the SEC on February 24, 2011).
†10.21
Amended and Restated Employment Agreement, dated December 28, 2009, between Thompson Creek USA and Pamela L. Saxton (incorporated by reference to Exhibit 10.4 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
†10.22
Amendment to Employment Agreement, dated September 27, 2010, between Thompson Creek USA and Pamela L. Saxton (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).
†10.23	Amendment No. 2 to Employment Agreement, dated February 23, 2011, between Thompson Creek USA and Pamela L. Saxton.
†10.24
Amended and Restated Employment Agreement, dated May 23, 2011, between Thompson Creek USA and S. Scott Shellhaas (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on May 24, 2011).
†10.25
Amended and Restated Employment Agreement between Thompson Creek USA and Mark A. Wilson dated December 30, 2009 (incorporated by reference to Exhibit 10.5 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

Exhibit Number	Description
†10.26	Amendment to Employment Agreement between Thompson Creek USA and Mark A. Wilson dated September 27, 2010 (incorporated by reference to Exhibit 10.4 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).
†10.27
Amendment No. 2 to Employment Agreement between Thompson Creek USA and Mark A. Wilson dated February 23, 2011 (incorporated by reference to Exhibit 10.23 to TCM's Annual Report on Form 10-K filed with the SEC on February 24, 2011).
†10.28
Employment Agreement, dated September 7, 2010, between Thompson Creek USA and Wendy Cassity (incorporated by reference to Exhibit 10.3 to TCM's Current Report on Form 10-Q filed with the SEC on May 6, 2011).
†10.29
Amendment Number One to Employment Agreement, dated February 23, 2011, between Thompson Creek USA and Wendy Cassity (incorporated by reference to Exhibit 10.4 to TCM's Quarterly Report on Form 10-Q filed with the SEC on May 6, 2011).
†10.30
Thompson Creek Metals Company Inc. Amended Incentive Stock Option Plan (incorporated by reference to Exhibit 99.30 to TCM's Registration Statement on Form 40-F (File No. 001-33783) filed with the SEC on October 30, 2007).
†10.31	Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit B to TCM's Definitive Proxy Statement filed with the SEC on April 8, 2010).
†10.32	Amendments to the Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to the Supplement to Definitive Proxy Statement filed with the SEC on April 23, 2010).
*†10.33
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2012 to December 31, 2014 performance period.
†10.34
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the May 6, 2010 to May 6, 2013 performance period and the May 6, 2011 to May 6, 2014 performance period (incorporated by reference to Exhibit 10.8 to TCM's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010).
*†10.35	Form of Amended and Restated Restricted Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan.
†10.36
Form of Amended and Restated Stock Option Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to TCM's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010).
†10.37	Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to TCM's Definitive Proxy Statement filed with the SEC on April 8, 2010).
†10.38
First Amendment to Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on September 7, 2010).
*12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit Number	Description
14.1	Code of Business Conduct and Ethics adopted by the TCM Board of Directors on February 25, 2010 (incorporated by reference to Exhibit 14.1 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
*21.1	Subsidiaries of TCM.
*23.1	Consent of KPMG LLP.
*23.2	Consent of John M. Marek, P.E.
*23.3	Consent of Michael J. Lechner, P. Geo.
*23.4	Consent of Herbert E. Welhener, MMSA-QPM.
*23.5	Consent of Darin Labrenz, P. Geo.
*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*95	Mine Safety Disclosures.
*101
The following materials from the Annual Report on Form 10-K of Thompson Creek Metals Company Inc. for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.††

*
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Littleton, State of Colorado, on February 27, 2012.

THOMPSON CREEK METALS COMPANY INC.
/s/ KEVIN LOUGHREY Kevin Loughrey Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on February 27, 2012.

Signature	Title

/s/ KEVIN LOUGHREY Kevin Loughrey	Chairman, Chief Executive Officer and Director
/s/ TIMOTHY J. HADDON Timothy J. Haddon	Director
/s/ DENIS C. ARSENAULT Denis C. Arsenault	Director
/s/ CAROL T. BANDUCCI Carol T. Banducci	Director
/s/ JAMES L. FREER James L. Freer	Director
/s/ JAMES P. GEYER James P. Geyer	Director
/s/ THOMAS J. O'NEIL Thomas J. O'Neil	Director
/s/ PAMELA L. SAXTON Pamela L. Saxton	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Exhibit Number	Description
2.1	Arrangement Agreement, dated July 15, 2010, between TCM and Terrane (incorporated by reference to Exhibit 2.1 to TCM's Current Report on Form 8-K filed with the SEC on July 21, 2010).
2.2	Letter Agreement, dated August 20, 2010, between TCM and Terrane (incorporated by reference to Exhibit 2.1 to TCM's Current Report on Form 8-K filed with the SEC on August 25, 2010).
3.1	Notice of Articles, dated September 24, 2010 (incorporated by reference to Exhibit 3.1 to TCM's Annual Report on Form 10-K filed with the SEC on February 24, 2011).
3.2	Certificate of Continuation, dated July 29, 2008 (incorporated by reference to Exhibit 3.1 to TCM's Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on March 1, 2010).
3.3	Articles of Continuance, effective July 21, 2008 (incorporated by reference to Exhibit 99.1 to TCM's Report on Form 6-K filed with the SEC on August 27, 2008).
4.1
Indenture, dated May 20, 2011, among TCM, as issuer, certain subsidiaries of TCM, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to TCM's Current Report on Form 8-K filed with the SEC on May 20, 2011).
4.2
Common Share Purchase Warrant Indenture, dated June 21, 2007, between Terrane and Pacific Corporate Trust Company, as warrant agent, relating to Terrane's common share purchase warrants expiring June 2012 (incorporated by reference to Exhibit 4.1 to TCM's Registration Statement on Form S-3ASR filed with the SEC on October 29, 2010).
4.3
Supplement to the Common Share Purchase Warrant Indenture, dated October 20, 2010, among TCM, Terrane and Computershare Trust Company of Canada (successor to Pacific Corporate Trust Company), as warrant agent, relating to Terrane's common share purchase warrants expiring June 2012 (incorporated by reference to Exhibit 4.2 to TCM's Registration Statement on Form S-3ASR filed with the SEC on October 29, 2010).
10.1
Credit Agreement, dated December 10, 2010, among TCM, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on December 13, 2010).
10.2
First Amendment to Credit Agreement, dated February 24, 2011, among TCM, JPMorgan Chase Bank, N.A., as administrative agent and increasing lender, and Royal Bank of Canada, as increasing lender (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on February 25, 2011).
10.3
Second Amendment to the Credit Agreement, dated May 20, 2011, among TCM, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on May 20, 2011).
10.4
Third Amendment to the Credit Agreement, dated December 14, 2011, by and among TCM, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on December 15, 2011).

Exhibit Number	Description
10.5	Guarantee and Collateral Agreement, dated December 10, 2010, among TCM and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on December 13, 2010).
10.6
Canadian Guarantee and Collateral Agreement, dated December 10, 2010, among TCM and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to TCM's Current Report on Form 8-K filed with the SEC on December 13, 2010).
10.7
First Amendment to Guarantee and Collateral Agreements, dated February 9, 2011, among TCM, certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 3.1 to TCM's Annual Report on Form 10-K filed with the SEC on February 24, 2011).
**10.8
Amended and Restated Purchase and Sale Agreement, dated December 14, 2011, among TCM, Terrane, Royal Gold, Inc. and RGLD Gold AG (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on December 15, 2011).
***10.9	Amended and Restated Master Funding and Lease Agreement, dated December 9, 2011, among TCM, Terrane and Caterpillar Financial Services Limited.
10.10	Lock-up Agreement, dated July 15, 2010, between TCM and Goldcorp Inc. (incorporated by reference to Exhibit 10.14 to TCM's Current Report on Form 8-K filed with the SEC on July 21, 2010).
**10.11
Exploration, Development and Mine Operating Agreement, dated June 12, 1997, between TCML and Nissho Iwai Moly Resources, Inc. (incorporated by reference to Exhibit 10.8 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
**10.12
Distributorship and Sales Agreement, dated September 1, 2006, between Blue Pearl Mining Ltd. and Sojitz Corporation (incorporated by reference to Exhibit 10.9 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
**10.13
Sales Representative Agreement, dated June 12, 1997, among Thompson Creek Canada, Ltd., Nissho Iwai Moly Resources, Inc., Thompson Creek Metals Company, LLC and Nissho Iwai Corporation (incorporated by reference to Exhibit 10.10 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
10.14
Frame Contract, dated June 12, 1997, among TCML, Nissho Iwai Moly Resources, Inc., Thompson Creek Metals Company, LLC and Nissho Iwai Corporation (incorporated by reference to Exhibit 10.11 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
**10.15
Option Agreement between Thompson Creek USA and Sojitz Corporation, dated September 28, 2005 (incorporated by reference to Exhibit 10.12 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
*10.16	Option Agreement, dated July 16, 1986, between Richard Haslinger and Lincoln Resources Inc.
*10.17	Amendment to the Option Agreement, dated , 1987, between Richard Haslinger and Lincoln Resources Inc.

Exhibit Number	Description
†10.18	Amended and Restated Employment Agreement between Thompson Creek USA and Kevin Loughrey dated December 30, 2009 (incorporated by reference to Exhibit 10.2 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
†10.19
Amendment to Employment Agreement between Thompson Creek USA and Kevin Loughrey dated September 27, 2010 (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).
†10.20
Amendment No. 2 to Employment Agreement between Thompson Creek USA and Kevin Loughrey dated February 23, 2011 (incorporated by reference to Exhibit 10.14 to TCM's Annual Report on Form 10-K filed with the SEC on February 24, 2011).
†10.21
Amended and Restated Employment Agreement, dated December 28, 2009, between Thompson Creek USA and Pamela L. Saxton (incorporated by reference to Exhibit 10.4 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
†10.22
Amendment to Employment Agreement, dated September 27, 2010, between Thompson Creek USA and Pamela L. Saxton (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).
†10.23	Amendment No. 2 to Employment Agreement, dated February 23, 2011, between Thompson Creek USA and Pamela L. Saxton.
†10.24
Amended and Restated Employment Agreement, dated May 23, 2011, between Thompson Creek USA and S. Scott Shellhaas (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on May 24, 2011).
†10.25
Amended and Restated Employment Agreement between Thompson Creek USA and Mark A. Wilson dated December 30, 2009 (incorporated by reference to Exhibit 10.5 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
†10.26
Amendment to Employment Agreement between Thompson Creek USA and Mark A. Wilson dated September 27, 2010 (incorporated by reference to Exhibit 10.4 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).
†10.27
Amendment No. 2 to Employment Agreement between Thompson Creek USA and Mark A. Wilson dated February 23, 2011 (incorporated by reference to Exhibit 10.23 to TCM's Annual Report on Form 10-K filed with the SEC on February 24, 2011).
†10.28
Employment Agreement, dated September 7, 2010, between Thompson Creek USA and Wendy Cassity (incorporated by reference to Exhibit 10.3 to TCM's Current Report on Form 10-Q filed with the SEC on May 6, 2011).
†10.29
Amendment Number One to Employment Agreement, dated February 23, 2011, between Thompson Creek USA and Wendy Cassity (incorporated by reference to Exhibit 10.4 to TCM's Quarterly Report on Form 10-Q filed with the SEC on May 6, 2011).
†10.30
Thompson Creek Metals Company Inc. Amended Incentive Stock Option Plan (incorporated by reference to Exhibit 99.30 to TCM's Registration Statement on Form 40-F (File No. 001-33783) filed with the SEC on October 30, 2007).
†10.31	Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit B to TCM's Definitive Proxy Statement filed with the SEC on April 8, 2010).

Exhibit Number	Description
†10.32	Amendments to the Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to the Supplement to Definitive Proxy Statement filed with the SEC on April 23, 2010).
*†10.33
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2012 to December 31, 2014 performance period.
†10.34
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the May 6, 2010 to May 6, 2013 performance period and the May 6, 2011 to May 6, 2014 performance period (incorporated by reference to Exhibit 10.8 to TCM's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010).
*†10.35	Form of Amended and Restated Restricted Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan.
†10.36
Form of Amended and Restated Stock Option Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to TCM's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010).
†10.37	Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to TCM's Definitive Proxy Statement filed with the SEC on April 8, 2010).
†10.38
First Amendment to Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on September 7, 2010).
*12.1	Computation of Ratio of Earnings to Fixed Charges
14.1
Code of Business Conduct and Ethics adopted by the TCM Board of Directors on February 25, 2010 (incorporated by reference to Exhibit 14.1 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).
*21.1	Subsidiaries of TCM.
*23.1	Consent of KPMG LLP.
*23.2	Consent of John M. Marek, P.E.
*23.3	Consent of Michael J. Lechner, P. Geo.
*23.4	Consent of Herbert E. Welhener, MMSA-QPM.
*23.5	Consent of Darin Labrenz, P. Geo.
*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.

Exhibit Number	Description
*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*95	Mine Safety Disclosures.
*101
The following materials from the Annual Report on Form 10-K of Thompson Creek Metals Company Inc. for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.††

*
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