Form 10-Q
period 2012-03-31
Thompson Creek Metals CO Inc.
filed 2012-05-03
CIK 1415020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 3, 2012 there were 168,077,396 shares of our common stock, no par value, outstanding.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2012	2011
	(in millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$162.7	$294.5
Accounts receivable	56.9	71.8
Accounts receivable—related parties	8.7	6.8
Product inventory	84.4	77.9
Material and supplies inventory	34.8	35.9
Prepaid expense and other current assets	7.9	5.6
Income and mining taxes receivable	8.5	9.1
	363.9	501.6
Property, plant, equipment and development, net	2,590.4	2,359.4
Restricted cash	36.6	39.0
Reclamation deposits	19.5	24.6
Goodwill	47.0	47.0
Other assets	25.7	22.6
	$3,083.1	$2,994.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$215.3	$186.2
Income, mining, and other taxes payable	3.2	2.2
Current portion of long-term debt	5.7	5.7
Current portion of long-term capital lease obligation	1.0	1.0
Deferred income tax liabilities	11.5	14.0
Other current liabilities	8.7	9.0
	245.4	218.1
Gold Stream deferred revenue	409.6	364.6
Long-term debt	359.3	361.0
Capital lease obligation	7.2	7.2
Other liabilities	17.4	15.9
Asset retirement obligations	33.6	32.8
Common stock purchase warrant derivatives	3.0	3.0
Deferred income tax liabilities	247.7	262.1
	1,323.2	1,264.7
Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock, no-par, 168,077,396 and 167,963,639 shares issued and outstanding, as of March 31, 2012 and December 31, 2011, respectively	1,015.2	1,014.3
Additional paid-in capital	53.6	52.6
Retained earnings	639.7	638.6
Accumulated other comprehensive income	51.4	24.0
	1,759.9	1,729.5
	$3,083.1	$2,994.2

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in millions, except per share
	amounts)
REVENUES
Molybdenum sales	$109.6	$202.4
Tolling, calcining and other	4.0	4.3
Total revenues	113.6	206.7
COSTS AND EXPENSES
Cost of sales
Operating expenses	102.4	98.0
Depreciation, depletion and amortization	16.8	18.4
Total cost of sales	119.2	116.4
Selling and marketing	1.5	2.4
Accretion expense	0.5	0.5
General and administrative	8.1	7.9
Exploration	0.8	3.6
Total costs and expenses	130.1	130.8
OPERATING (LOSS) INCOME	(16.5)	75.9
OTHER (INCOME) AND EXPENSE
Change in fair value of common stock purchase warrants	0.1	(66.0)
(Gain) loss on foreign exchange	(6.6)	0.3
Interest and finance fees	1.5	1.3
Interest income	(0.2)	(0.4)
Other	(0.3)	(0.2)
Total other (income) and expense	(5.5)	(65.0)
(Loss) income before income and mining taxes	(11.0)	140.9
Income and mining tax (benefit) expense	(12.1)	12.0
NET INCOME	$1.1	$128.9
COMPREHENSIVE INCOME
Foreign currency translation	27.4	30.5
Total comprehensive income	$28.5	$159.4

NET INCOME PER SHARE
Basic	$0.01	$0.78
Diluted	$0.01	$0.73
Weighted average number of common shares
Basic	168.1	165.6
Diluted	168.5	176.5

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net income	$1.1	$128.9
Items not affecting cash:
Change in fair value of common stock purchase warrants	0.1	(66.0)
Depreciation, depletion and amortization	16.8	18.4
Accretion expense	0.5	0.5
Amortization of finance fees	0.7	0.5
Stock-based compensation	1.5	1.8
Product inventory write-downs	11.1	—
Deferred income tax (benefit)	(11.3)	(5.3)
Unrealized loss (gain) on foreign currency derivative instruments	1.6	(0.6)
Unrealized foreign exchange (gain) loss	(5.1)	0.9
Change in working capital accounts (Note 14)	(13.9)	(2.5)
Cash generated by operating activities	3.1	76.6
INVESTING ACTIVITIES
Capital expenditures	(187.9)	(92.9)
Restricted cash	2.7	(1.9)
Reclamation deposit	5.2	—
Cash (used) in investing activities	(180.0)	(94.8)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, net	0.5	5.4
Debt issuance costs	—	(1.5)
Gold Stream Proceeds	45.0	—
Repayment of long-term debt	(1.5)	(1.5)
Cash generated by financing activities	44.0	2.4
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1.1	2.8
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(131.8)	(13.0)
Cash and cash equivalents, beginning of period	294.5	316.0
Cash and cash equivalents, end of period	$162.7	$303.0
Supplementary cash flow information (Note 14)

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2012

(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
	(in millions, except share data in thousands)

Balances at January 1, 2012	167,964	$1,014.3	$52.6	$638.6	$24.0	1,729.5
Amortization of stock-based compensation	—	—	1.4	—	—	1.4
Stock option exercises	109	0.9	(0.2)	—	—	0.7
Tax expense of stock option exercises	—	—	(0.2)	—	—	(0.2)
Warrant exercises	4	—	—	—	—	—
Net income	—	—	—	1.1	—	1.1
Other comprehensive income	—	—	—	—	27.4	27.4
Balances at March 31, 2012	168,077	$1,015.2	$53.6	$639.7	$51.4	1,759.9

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted. This report should be read in conjunction with Thompson Creek Metals Company Inc.’s (“TCM” or the “Company”) consolidated financial statements and notes contained in its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

2. Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Accounts receivable include trade receivables of $44.8 million and other receivables of $12.1 million as of March 31, 2012. Accounts receivable as of December 31, 2011 included trade receivables of $41.9 million and other receivables of $29.9 million. Other receivables primarily consist of $7.3 million and $25.8 million of Canadian Harmonized Sales Tax refundable to TCM as of March 31, 2012 and December 31, 2011, respectively.

3. Inventory

The carrying value of product inventory is as follows:

	March 31,	December 31,
	2012	2011
Finished product	$55.1	$50.3
Work-in-process	25.2	25.7
Stockpiled ore	4.1	1.9
	$84.4	$77.9

As of March 31, 2012, the carrying value of our inventory exceeded the market value.  Total write-downs were $11.1 million for the three months ended March 31, 2012. The write-down of inventory has been included in operating expenses in the accompanying consolidated statements of operations and comprehensive income for the three months ended March 31, 2012.  No such write-down occurred in the comparative period in the prior year.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

4. Property, Plant, Equipment and Development

Property, plant, equipment and development is comprised of the following:

	March 31,	December 31,
	2012	2011
Mining properties	$1,166.5	$1,141.2
Mining equipment	804.0	355.0
Processing facilities	135.8	135.8
Construction in progress	748.1	972.8
Other	9.3	11.3
	2,863.7	2,616.1
Less: Accumulated depreciation, depletion and amortization	(273.3)	(256.7)
	$2,590.4	$2,359.4

The construction in progress balance includes nil and $403.5 million related to the mill expansion project at the Endako Mine and $711.9 million and $553.8 million related to the Mt. Milligan project as of March 31, 2012 and December 31, 2011, respectively.  No depreciation is currently being recognized on construction in progress related to the Mt. Milligan project as it has not been completed or placed into service.

5. Derivative Financial Instruments

TCM enters into various derivative financial instruments in its normal course of operations.  None of TCM’s derivative instruments are treated as hedges for accounting purposes, and all are recorded on the consolidated balance sheet at fair value with changes in fair value recorded to the consolidated statements of operations and comprehensive income, except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception. TCM is exposed to credit loss when counterparties with which it has entered into derivative transactions are unable to pay. To reduce counterparty credit exposure, TCM deals only with large credit-worthy financial institutions and companies and limits credit exposure to each. TCM believes the counterparties to the contracts to be credit-worthy entities, and therefore, TCM believes credit risk of counterparty non-performance is relatively low.  For information regarding the nature and types of TCM’s derivatives, see the references noted in the following tables.

The following table summarizes the location and fair value amounts of all derivative financial instruments in the consolidated balance sheets:

		Fair Value
		March 31,	December 31,
Derivative Type	Balance Sheet Classification	2012	2011
Derivative assets
Forward currency contracts(a)	Prepaid expense and other current assets	—	1.6
Total derivative assets		$—	$1.6
Derivative liabilities
Commodity contract(b)	Other current liabilities	0.1	—
Common stock purchase warrant derivatives(c)	Common stock purchase warrant derivatives	3.0	3.0
Total derivative liabilities		$3.1	$3.0

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

The following table sets forth the gains (losses) on derivative instruments for the three months ended March 31, 2012 and 2011:

		Gain/(loss)
		for the Three Months Ended
Derivative	Statement of Operations	March 31,	March 31,
Type	Classification	2012	2011
Provisionally-priced sales(d)	Molybdenum sales	$—	$(0.1)
Provisionally-priced purchases(d)	Operating expenses	—	(0.4)
Commodity contract(b)	Operating expenses	0.1	—
Fixed-priced contracts(e)	Molybdenum sales	—	(0.4)
Forward currency contracts(a)	(Loss) gain on foreign exchange	1.4	0.6
Common stock purchase warrant derivatives(c)	Change in fair value of common stock purchase warrants	(0.1)	66.0
		$1.4	$65.7

(a)                               Forward Currency Contracts

TCM transacts business in various currencies in the normal course of its operations and for capital expenditures.  In addition, with all of its revenues denominated in U.S. dollars, TCM has on-going foreign exchange risk with respect to its Canadian operations.  To help mitigate this risk, TCM, from time to time, enters into various derivative instruments such as foreign currency forward contracts, options and collars. The terms of these instruments are typically less than one year.  TCM records its currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts.  As of March 31, 2012, TCM had no open foreign currency contracts.

(b)                               Commodity Contract

TCM has commodity risk related to its natural gas purchases. To manage this risk, TCM has entered into a commodity forward contract with a supplier. TCM records the fair value of this contract using a market approach based on quoted New York Mercantile Exchange rates. This derivative contract is not designated as a cash flow hedge. Therefore, the periodic change in fair value of this contract is recorded directly to earnings.

(c)                                Common Stock Purchase Warrant Derivatives

TCM accounts for its common stock purchase warrants as derivative liabilities with the changes in fair value recorded to earnings.

The following table summarizes common share warrant transactions during the current period:

Number of Warrants
(000’s)
Balance, December 31, 2011	7,621
Warrants exercised	(94)
Balance, March 31, 2012	7,527

As of March 31, 2012, there were approximately 7.5 million warrants (the “Terrane Warrants”) issued by Terrane Metals Corp. (“Terrane”) outstanding that expire in June 2012.

For the three months ended March 31, 2012, TCM recorded a negligible non-cash increase to common stock representing the fair value of warrants exercised.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

(d)                               Provisionally-Priced Contracts

Certain molybdenum sales contracts provide for provisional pricing as specified in such contracts.  These sales contain an embedded derivative related to the provisional pricing mechanism, which is bifurcated and accounted for as a derivative.

TCM also enters into provisionally-priced molybdenum purchase contracts that also contain an embedded derivative, which is bifurcated and accounted for as a derivative.  Changes to the fair values of the embedded derivatives related to provisionally-priced molybdenum purchases are included in operating expenses in the consolidated statements of operations and comprehensive income as the product is sold.

TCM determines the fair value of its provisionally-priced contracts using a market approach based upon observable inputs from published market prices and contract terms.

The following table sets forth TCM’s outstanding provisionally-priced contracts as of March 31, 2012, which all mature in 2012:

Pounds to be
Sold/Purchased
(000’s lb)
Provisionally-priced sales	79
Provisionally-priced purchases	1,230

(e)                                Fixed-Priced Contracts

TCM’s results of operations and operating cash flows are affected by changes in market prices for mineral products. To mitigate a portion of this risk, TCM enters into certain mineral product sales contracts pursuant to which it sells future production at fixed prices. These fixed prices may be different than the quoted market prices at the date of sale. Substantially all of the fixed-priced forward molybdenum sales contracts in place at March 31, 2012 cover the period through December 31, 2012.

The following table sets forth TCM’s outstanding fixed-priced molybdenum sales contracts as of March 31, 2012:

March 31,
2012
Molybdenum committed (000’s lb)	13
Average price ($/lb)	$19.00

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

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

The following table sets forth TCM’s liabilities measured at fair value by level within the fair value hierarchy. As required, liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TCM did not have financial assets requiring fair value measurement at March 31, 2012.

	Fair Value at March 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
Senior unsecured notes	$323.1	—	—	323.1
Commodity contract	0.1	0.1	—	—
Common stock purchase warrant derivatives	3.0	3.0	—	—
	$326.2	$3.1	$—	$323.1

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts	$1.6	—	1.6	—
	$1.6	$—	$1.6	$—
Liabilities:

Senior unsecured notes	$309.0	$—	$—	$309.0
Common stock purchase warrant derivatives	3.0	3.0	—	—
	$312.0	$3.0	$—	$309.0

The sensitivity to changes in the unobservable inputs and their impact on the fair value measurement of Senior Unsecured Notes can be significant.  The significant unobservable inputs for the Senior Unsecured Notes are risk-free interest rates and credit spread assumptions.  The risk-free interest rate is negatively correlated to the fair value measure. An increase (decrease) in risk-free interest rates will lower (increase) the fair value measure.  The credit spread is negatively correlated to the fair value measure.  An increase (decrease) in the credit spread will decrease (increase) the fair value measure.

There were no transfers into or out of Level 3.  TCM’s policy is to recognize transfers into and out of Level 3 as of the actual date of the event or change in circumstances.

7.  Capital Lease

On March 30, 2011, TCM entered into an equipment financing facility, which was amended and restated on December 9, 2011 (“the Equipment Facility”) pursuant to which Caterpillar Financial Services Limited (“Caterpillar”) agreed to underwrite up to $132.0 million in mobile fleet equipment financing for the Mt. Milligan project. Each borrowing under the Equipment Facility represents a capital lease and will have a term of 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at TCM’s option. TCM’s ability to borrow under the Equipment Facility terminates 33 months following its effective date (or such later date as may be agreed upon by Caterpillar), and any unused commitments under the Equipment Facility will then terminate and no longer be available to TCM. At the end of each 60-month lease period, TCM has the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes both standard financial and non-financial covenants, including ratio tests for leverage and interest coverage. As of March 31, 2012, TCM had $8.2 million in outstanding borrowings under the Equipment Facility and was in compliance with its covenants. Interest pertaining to the Equipment Facility is allocable to the cost of developing mining properties and is capitalized until assets are ready for their intended use.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

8. Debt

TCM’s total debt consists of the following:

	March 31,	December 31,
	2012	2011
Senior unsecured notes	$350.0	$350.0
Equipment loans	14.7	16.1
Other	0.3	0.6
Total debt	365.0	366.7
Less: Current portion	(5.7)	(5.7)
Total long-term debt	$359.3	$361.0

7.375% Senior Unsecured Notes

On May 20, 2011, TCM issued $350 million of 7.375% senior unsecured notes (the “Notes”).  The proceeds received in the offering were $339.9 million, which were net of financing fees of $10.1 million.  TCM is utilizing the net proceeds from the Notes offering to fund the development of Mt. Milligan and for general working capital purposes.  The Notes are redeemable at TCM’s option, in whole or in part, at any time on or after June 1, 2014.  The Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year.  Interest is payable in cash semi-annually in arrears on June 1 and December 1, and the first interest payment occurred on December 1, 2011.  For the three months ended March 31, 2012, TCM capitalized $7.0 million of the interest and debt issuance costs associated with the Notes.

For purposes of the fair market value disclosed in Note 6, the carrying values of the Notes as of March 31, 2012 and December 31, 2011, were higher than the fair values of approximately $323.1 million and $309.0 million, respectively.  TCM determined the fair values of the Notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.

The Notes are guaranteed on a senior basis by substantially all of TCM’s subsidiaries.  The Notes include both standard financial and non-financial covenants, including, among others, limitations on incurring additional indebtedness, making restricted payments, and allowing new liens.  As of March 31, 2012, TCM was in compliance with these covenants.

Credit Facility

As of March 31, 2012, TCM has in place a senior secured revolving credit agreement (the “Credit Agreement”).  On February 24, 2011, TCM entered into the First Amendment to the Credit Agreement, which increased the facility from $290 million to $300 million.  Subsequently on May 20, 2011, TCM entered into the Second Amendment to the Credit Agreement to, among other things, allow for the issuance of the Notes.  Subsequently, on December 13, 2011, and concurrent with the amended and restated purchase and sale agreement with Royal Gold Inc., TCM entered into the Third Amendment to the Credit Agreement to, among other things, allow for the amended and restated purchase and sale agreement with Royal Gold Inc. as described in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to amend certain financial covenants and non-financial covenants, including ratio tests for leverage and interest coverage, as well as the liquidity test to be met at the time of any drawdown.  The obligations of TCM under the Credit Agreement are secured by a senior lien on substantially all of the tangible and intangible assets of TCM.  As of March 31, 2012, TCM was in compliance with the Credit Agreement’s financial covenants.

In February 2012, our reclamation costs at TC Mine in the form of surety bonds increased from $25.5 million to $42.3 million.  In March 2012, reclamation costs at Endako Mine increased from $5.2 million, our 75% share, to $11.6 million.  The $11.6 million was issued in the form of a letter of credit under our Credit Agreement, and the original $5.2 million reclamation deposit was released. As of March 31, 2012, TCM had no outstanding borrowings under the Credit Agreement and had issued and outstanding $24.5 million in letters of credit under the Credit Agreement. Commitment fees for the three months ended March 31, 2012 related to the Credit Agreement were $0.7 million.

Mobile Mining Equipment Loans

On December 8, 2010, TCM executed an equipment financing agreement in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during the 2010 year. This fixed rate loan bears interest at 3.6%, is scheduled to

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

mature no later than December 8, 2015 and has an outstanding payable amount of $9.8 million as of March 31, 2012. TCM has an additional fixed rate loan bearing interest at 5.9% that is scheduled to mature no later than October 31, 2013 and has an outstanding payable of $4.9 million as of March 31, 2012.

9.  Commitments and Contingencies

Legal Matters

Below are descriptions of certain legal actions which involve certain properties of TCM.  Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions are not likely to have a material adverse effect on TCM’s future consolidated financial position, results of operations or cash flows.

In January, August and December of 2010, the Nak’azdli First Nation commenced separate legal proceedings against Federal or Provincial governments in Canada asserting that it was not adequately consulted by such governments before Terrane was granted various approvals relating to the Mt. Milligan project.  No claim of wrongdoing on the part of TCM or Terrane is alleged, and no claim for damages against TCM or Terrane is sought in any of such proceedings. TCM is not a party in any of the proceedings. Terrane has been added as a participant in two of these proceedings because the relief that is sought in the proceedings would, if granted, have the potential to affect the ongoing construction of the Mt. Milligan project.

In May 2010, the Stellat’en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and TCM alleging that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty to consult with the Stellat’en First Nation in relation to the impacts of the Endako Mine and the mill expansion.  The petitioners sought a declaration that the Provincial Crown has not fulfilled its duty to consult with them in relation to the mill expansion project, a declaration that the mining permits and/or tenures held by TCM are invalid, an order quashing or setting aside the decision to issue a permit amendment to TCM, and an injunction prohibiting further construction or alterations relating to the mill expansion project.  The government and TCM filed materials in response to the petition, and the matter was heard by the Supreme Court of British Columbia in a hearing that took place in late February and early March of 2011.  On August 5, 2011, the Court dismissed the petitioners’ claims in full.  On August 17, 2011, the Stellat’en First Nation filed a notice of appeal from that decision to the Court of Appeal of British Columbia seeking to have the decision of the Supreme Court of British Columbia set aside and seeking an order staying the permit amendment and any future permitting until the Province has engaged in further consultation.

Legal Matters - Subsequent Events

On April 5, 2012, the Stellat’en First Nation filed a new petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mine and Petroleum Resources and TCM making similar allegations to those discussed above in relation to a new permit amendment and new water license granted to TCM in March 2012 for the Endako Mine.

On April 13, 2012, the Stellat’en First Nation, the government and TCM agreed to put the appeal and new petition, both described above, into abeyance for 120 days to allow for discussions between the Stellat’en First Nation and the government.

Molybdenum Purchases

In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of March 31, 2012, TCM had commitments to purchase approximately 17.5 million pounds of molybdenum sulfide concentrate throughout the remainder of 2012 to 2014, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

Molybdenum Sales

In the normal course of operations, TCM enters into certain molybdenum sales contracts where it sells future production at fixed prices.  As of March 31, 2012, TCM had commitments to sell approximately 13,000 pounds of molybdenum sulfide concentrate during 2012 at an average price of $19.00 per pound.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

Capital Purchase Commitments

As of March 31, 2012, TCM had open purchase orders, contracts and capital purchase commitments of $396.3 million for engineering and equipment related to the development of Mt. Milligan and $3.1 million related to the mill expansion at the Endako Mine.

Guarantees

As discussed in the 2011 Form 10-K, on December 9, 2009, TCM entered into a credit support agreement with British Columbia Hydro and Power Authority (“BC Hydro”) related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the Endako mill expansion project.  Subsequent to the commissioning of the new mill and subject to annual measurements of BC Hydro’s incremental revenues following the mill’s commissioning, some or all of this financial assurance may, thereafter, be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The amount of the guarantee as of March 31, 2012 was C$16.5 million. As part of the financial guarantee, TCM provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro.  The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility.  At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

As of March 31, 2012, a shortfall in Endako’s future electric power usage that would result in incremental payments to BC Hydro is not deemed to be probable.  As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

10.  Stock-Based Compensation

On May 6, 2010, TCM’s shareholders approved the 2010 Long-Term Incentive Plan (“LTIP”) and the 2010 Employee Stock Purchase Plan (“ESPP”).  The LTIP allows TCM to grant stock options, share appreciation rights, restricted shares, restricted share units, performance share units, or shares as bonus compensation.  As of March 31, 2012, TCM has granted stock options, performance share units (“PSUs”) and restricted share units (“RSUs”) under the LTIP, as discussed below.

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

The following table summarizes stock option activity during the three months ended March 31, 2012:

		Weighted-Average
	Shares (000’s)	Exercise Price (C$)
Stock options outstanding at January 1, 2012	2,989	$12.72
Granted	31	7.11
Exercised	(35)	7.12
Canceled/expired	(259)	10.57
Stock options outstanding at March 31, 2012	2,726	$13.20

For the three months ended March 31, 2012 and 2011, TCM recorded compensation expense related to stock options of $0.3 million and $1.3 million, respectively.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

b)                                    Performance Share Units

The following table summarizes the PSU activity during the three months ended March 31, 2012:

		Weighted-Average
	Shares (000’s)	Fair Value (US$)
Outstanding at January 1, 2012	495	$11.91
PSUs Granted	381	12.01
Outstanding at March 31, 2012	876	$11.95

The vesting of PSUs outstanding as of January 1, 2012 is contingent upon employee service and the performance of TCM’s share price relative to the established award price.  At each anniversary date during the vesting period, if the per share closing price of TCM’s common stock on such date is at or higher than the award price, then the awards will vest one-third, and the requisite shares will be issued.  If the closing price is less than the award price, and, therefore, the share price condition is not achieved, then those PSUs do not vest and are carried forward to the following anniversary date.  Any PSUs not vested at the end of the three-year vesting period will expire.

The vesting of the PSUs granted during the first quarter of 2012 is contingent upon two performance metrics:  1) the Company Total Shareholder Return (TSR) relative to the Russell 2000 Index as measured by the Relative TSR performance percentage as set forth by the plan administrator, and 2) the replaced proven and probable mine reserves as measured by the replacement reserves percentage as set forth by the plan administrator.  These units cliff vest three years from the date of issuance.

All PSUs granted are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant.  The Monte Carlo model is based on random projections of stock price paths.  For the three months ended March 31, 2012 and 2011, TCM recorded compensation expense related to the PSUs of $0.6 million and $0.3 million, respectively.

c)                                                     Restricted Stock Units

The following table summarizes the RSU activity during the three months ended March 31, 2012:

		Weighted-Average
	Shares (000’s)	Fair Value (US$)
Outstanding at January 1, 2012	306	$10.33
RSUs granted	413	8.82
Canceled/expired	(18)	10.53
Outstanding at March 31, 2012	701	$9.43

TCM accounts for RSUs at fair value, which is based on the market value of TCM’s common shares on the day of grant and recognized over the vesting period of three years.  Upon vesting, TCM will issue the requisite shares.  TCM recorded $0.4 million and $0.2 million of compensation expense related to its RSUs for the three months ended March 31, 2012 and 2011, respectively.

11.  Income and Mining Taxes

Income and mining taxes for the three months ended March 31, 2012 was a benefit of $12.1 million compared to the three months ended March 31, 2011 expense of $12.0 million. The tax benefit/expense differ from the tax that would result from applying the Canadian federal and provincial income tax rates primarily due to the US percentage depletion benefit and the pre-tax book loss (which was primarily attributable to Canadian operations) in the first quarter of 2012 and the US percentage depletion benefit and the non-taxable gain due to the change in the fair value of TCM’s common stock purchase warrants in the first quarter of 2011.  The tax benefit for the three months ended March 31, 2012 was also impacted by an immaterial correction of $1.8 million related to the British Columbia mineral tax associated with TCM’s share of the expansion costs at the Endako mine. The adjustment relates to the quarter ended December 31, 2011.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

12. Net Income per Share

The following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net income per share for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,
	2012	2011
Net income	$1.1	$128.9
Basic weighted-average number of shares outstanding	168.1	165.6
Effect of dilutive securities
Common stock purchase warrants	0.4	8.9
Share based awards	—	2.0
Diluted weighted-average number of shares outstanding	168.5	176.5
Net income per share
Basic	$0.01	$0.78
Diluted	$0.01	$0.73

For the three months ended March 31, 2012, approximately 2.5 million of stock options, 0.9 million of PSUs, and 0.7 million of RSUs were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM’s common stock for the period.

For the three months ended March 31, 2011, approximately 1.0 million of stock options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM’s common stock for the period.

13. Related Party Transactions

Total sales to members of a group of companies affiliated with the other participant in the Endako Mine joint venture were $33.7 million and $52.5 million for the three months ended March 31, 2012 and 2011, respectively. This represented 29.7% and 25.4% of TCM’s total revenues for the three months ended March 31, 2012 and 2011, respectively.

For both the three months ended March 31, 2012 and 2011, TCM recorded management fee income of $0.1 million and selling and marketing expenses of $0.2 million from this group of companies.

As of March 31, 2012 and December 31, 2011, TCM’s accounts receivable included $8.7 million and $6.8 million, respectively, owing from this group of companies.

14. Supplementary Cash Flow Information

	For the Three Months Ended
	March 31,
	2012	2011
Change in working capital accounts:
Accounts receivable	$20.2	$(33.2)
Product inventory	(17.4)	7.6
Material and supplies inventory	1.4	(0.6)
Prepaid expense and other current assets	(2.2)	2.4
Income tax receivable	0.7	5.8
Accounts payable and accrued liabilities	(17.8)	9.1
Income and mining taxes payable	1.2	11.4
	$(13.9)	$(2.5)
Cash interest paid	$0.2	$0.2
Cash income taxes paid	$2.2	$—
Change in capital expenditure accrual	$20.3	$28.5

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

15. Concentration of Credit Risk

TCM is exposed to counterparty risk from its cash and cash equivalent balances, its short-term cash investments, and its reclamation deposits held by financial institutions and governmental entities. TCM monitors its positions with, and the credit quality of, the financial institutions and companies in which it invests its cash, cash equivalents and short-term investments, and that hold its reclamation deposits. Counterparties to cash balances, investments and its reclamation deposits, other than balances maintained in various bank operating accounts, are US and Canadian institutions and the US and Canadian governments. TCM’s investment policy limits investments to government-backed financial instruments, commercial paper, and other investments meeting the guidelines of its investment policy.

TCM manages its credit risk from its accounts receivable through its collection activities. As of March 31, 2012, TCM had 4 customers which owed TCM more than $3.0 million and accounted for approximately 47.2% of all receivables outstanding. Another 5 customers had balances greater than $2.0 million but less than $3.0 million that accounted for approximately 11.4% of total receivables.  All of these customers were compliant with credit terms and scheduled payment dates.

TCM’s maximum counterparty and credit risk exposure is the carrying value of its cash and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and fixed rate debt, excluding the Notes, as discussed in Note 6, approximate fair value as of March 31, 2012.

16. Segment Information

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

TCM’s chief operating decision makers (Chief Executive Officer and Chief Operating Officer) evaluate segment performance based on segment revenue less costs and expenses. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration, and interest income and expense items to its reporting segments, unless such expenditures are directly related to segment operations.  Segment information for the three months ended as of March 31, 2012 and 2011 is as follows:

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

For the three months ended March 31, 2012:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$84.5	$25.1	$—	$—	$109.6
Tolling, calcining and other	4.0	—	—	—	4.0
	88.5	25.1	—	—	113.6
Cost and expenses
Operating expenses	70.9	31.5	—	—	102.4
Selling and marketing	1.0	0.8	—	(0.3)	1.5
Depreciation, depletion and amortization	5.7	10.5	—	—	16.2
Accretion expense	0.4	0.1	—	—	0.5
	78.0	42.9	—	(0.3)	120.6
Segment revenue less costs and expenses	10.5	(17.8)	—	0.3	(7.0)
Other segment expenses
Loss (gain) on foreign exchange	(0.6)	(0.9)	(3.0)	—	(4.5)
Segment income (loss) before income and mining taxes	$11.1	$(16.9)	$3.0	$0.3	$(2.5)

For the three months ended March 31, 2011:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$167.3	$35.1	$—	$—	$202.4
Tolling, calcining and other	4.3	—	—	—	4.3
	171.6	35.1	—	—	206.7
Cost and expenses
Operating expenses	72.1	25.9	—	—	98.0
Selling and marketing	1.8	1.0	—	(0.4)	2.4
Depreciation, depletion and amortization	10.0	8.1	—	—	18.1
Accretion expense	0.4	0.1	—	—	0.5
	84.3	35.1	—	(0.4)	119.0
Segment revenue less costs and expenses	87.3	—	—	0.4	87.7
Other segment expenses
Loss (gain) on foreign exchange	—	0.7	—	—	0.7
Segment income (loss) before income and mining taxes	$87.3	$(0.7)	$—	$0.4	$87.0

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

Reconciliation of segment income to net income

	For the Three Months Ended
	March 31,
	2012	2011
Segment (loss) income	$(2.5)	$87.0
Other (income) expense
Change in fair value of common stock purchase warrants	0.1	(66.0)
General and administrative	8.1	7.9
Exploration	0.8	3.6
Interest expense, net	1.3	0.9
(Gain) on foreign exchange	(2.1)	(0.4)
Corporate depreciation	0.6	0.3
Other	(0.3)	(0.2)
(Loss) income before income and mining taxes	(11.0)	140.9
Income and mining tax (benefit) expense	(12.1)	12.0
Net income	$1.1	$128.9

Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, is as follows:

	US	Canadian
	Operations	Operations	Copper-Gold
As of March 31, 2012	Molybdenum	Molybdenum	(Development)	Corporate	Total
Property, Plant, Equipment and Development(1)	$4.9	$42.1	$140.8	$0.1	$187.9
Capital assets	$291.5	$740.0	$1,552.7	$6.2	$2,590.4
Goodwill	$47.0	$—	$—	$—	$47.0
Assets	$583.3	$815.0	$1,605.3	$79.5	$3,083.1
Liabilities	$92.1	$128.9	$698.7	$403.5	$1,323.2

	US	Canadian
	Operations	Operations	Copper-Gold
As of March 31, 2011	Molybdenum	Molybdenum	(Development)	Corporate	Total
Property, Plant, Equipment and Development(1)	$5.1	$48.4	$38.1	$1.3	$92.9
Capital assets	$283.3	$564.8	$977.1	$6.0	$1,831.2
Goodwill	$47.0	$—	$—	$—	$47.0
Assets	$695.8	$711.0	$997.6	$59.3	$2,463.7
Liabilities	$127.6	$153.2	$447.2	$138.8	$866.8

(1)  Property, Plant, Equipment and Development are for the three months ended March 31.

17.  Guarantor Financial Information

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

Pursuant to the indenture governing the Notes, a guarantor may be released from its guarantee obligations only under certain customary circumstances specified in the indenture, namely upon (1) the sale or other disposition (including by way of merger, amalgamation or consolidation) of such guarantor, (2) a release or discharge of such guarantor from its guarantee under the Credit Agreement and certain other indebtedness, (3) the designation of such guarantor as an unrestricted subsidiary for covenant purposes in accordance with the terms of the indenture, (4) upon a legal defeasance or covenant defeasance pursuant, or (5) upon the full satisfaction of our obligations under the indenture.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Thompson Creek Metals Company Inc. and its subsidiaries (collectively, “Thompson Creek,” “TCM,” “we,” “us,” and “our”) for the three months ended March 31, 2012, and should be read in conjunction with TCM’s interim financial statements and the notes thereto included in Item 1 herein and the discussion of “Risk Factors” included in Part II, Item 1A herein. Additionally, the following discussion should be read in conjunction with the consolidated financial statements, the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the discussion of “Risk Factors” and the discussion of TCM’s “Business and Properties” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Forward-looking Statements

Certain statements in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and applicable Canadian securities legislation.  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Our forward looking statements include, without limitation: estimates of future capital expenditures and other cash needs for operations, including with respect to the development of Mt. Milligan, and expectations as to the funding thereof; statements as  to the projected development of Mt. Milligan and other projects, including expected production commencement dates; estimates of future mineral production and sales, including statements with respect to expected production from the Endako Mine; statements regarding future earnings and operating results, and the sensitivity of earnings to molybdenum prices; estimates of future production costs and other expenses for specific operations and on a consolidated basis; estimates of mineral reserves and resources, including estimated mine life and annual production; statements with respect to our future financial or operating performance or our subsidiaries and our projects; and statements with respect to the costs and timing of future exploration projects and the development of new deposits, including the Berg property and the Davidson property.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements.  Important factors that could cause actual results to differ materially from those described in such forward-looking statements include mining and processing conditions, construction delays and related disruptions in production, costs of capital expenditures, industrial accidents, weather and geologically related conditions, permitting and regulatory matters (including penalties, fines, sanctions and shutdowns) and the other risks described in the discussion of “Risk Factors” included in Part II, Item 1A herein and in the section entitled ‘‘Risk Factors’’ in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and other documents filed on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.  Although we have attempted to identify those factors that could cause actual results or events to differ from those described in such forward-looking statements, there may be other factors that cause results or events to differ from those anticipated, estimated or intended.  Many of these factors are beyond our ability to control or predict.  Given these uncertainties, the reader is cautioned not to place undue reliance on our forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a growing, diversified North American mining company.   We produce molybdenum at our 100%-owned Thompson Creek Mine in Idaho and Langeloth Metallurgical Facility in Pennsylvania and our 75%-owned Endako Mine in central British Columbia.  We also are in the process of constructing the Mt. Milligan copper-gold mine in central British Columbia, which is expected to commence production in the fourth quarter of 2013.  The Company’s development projects include the Berg copper-molybdenum-silver property and the Davidson molybdenum property, both located in central British Columbia.

In March 2012, we completed a mill expansion project at our Endako mine, with our share of the aggregate capital expenditures totaling approximately C$500 million (including $2.3 million of our share of start-up and commissioning costs that were expensed through operating expenses).  The Endako mill expansion project included the construction of a new mill and replacing the existing mill constructed in the 1960s.  The new mill is designed to increase ore-processing capacity from the previous 31,000 tons per day to 55,000 tons per day.  Commissioning of the new SAG/Ball mill and rougher flotation circuit was completed in early January, followed by a successful ramp-up to commercial production beginning February 1, 2012.  The remaining construction work on the regrind circuit and the pebble crusher was completed in late March.  The mill is regularly meeting its design capacity throughput of approximately 55,000 tons per day.  Concentrate grades and recovery continue to improve and are expected to meet design specifications in the near future. The existing 45-year old mill at the site has been shut down and will be left on care and maintenance.

For the first quarter of 2012, we realized an operating loss of $16.5 million primarily due to the start-up and commissioning of the new mill at the Endako mine.  The operating loss was offset by $6.6 million of foreign exchange gains (most of which was an unrealized gain) and an income tax benefit of $12.1 million, resulting in net income of $1.1 million.  First quarter 2012 results included our 75% share of a lower-of-cost-or-market product inventory write-down at the Endako mine of $11.1 million and our share of Endako commissioning and start-up costs of $2.3 million that were expensed through operating expenses.  The first quarter 2012 results were impacted by significantly lower production, higher unit costs, higher unit depreciation, lower sales volumes and lower average realized prices compared to the first quarter of 2011, as well as significant stripping costs at the Thompson Creek mine associated with the ongoing mine pit sequencing.

At March 31, 2012, our future estimated cash capital project expenditures total approximately $842.4 million to $972.4 million for the Mt. Milligan project together with the remaining cash payments for the Endako mill expansion (Canadian to US foreign exchange rate is assumed to be C$1.00 = US$1.00). At March 31, 2012, we have $162.7 million of consolidated cash on hand, the remaining expected proceeds from Royal Gold under an amended gold stream arrangement of $171.9 million, $123.8 million of undrawn capacity under an equipment lease financing for the mobile mining fleet at Mt. Milligan, a $275.5 million undrawn revolving credit facility and our ongoing expected cash flow from operations.  To ensure the completion of the Mt. Milligan project, we expect to secure additional financings to meet our liquidity needs. In connection therewith, we would expect to secure an amendment to our Credit Agreement.

Highlights First Quarter 2012

•                  Net income for the first quarter of 2012 was $1.1 million, or $0.01 per share, which included a non-cash unrealized loss on common stock purchase warrants of $0.1 million, or nil per share. Net income for the first quarter of 2011 was $128.9 million, or $0.73 per share, which included a non-cash unrealized gain on common stock purchase warrants of $66.0 million, or $0.37 per share.

•                  Non-GAAP adjusted net income for the first quarter of 2012 was $1.2 million, or $0.01 per share, compared to non-GAAP adjusted net income of $62.9 million, or $0.36 per share, for the first quarter of 2011 (excluding the non-cash unrealized loss and gain on the warrants for 2012 and 2011, respectively).  See “Non-GAAP Financial Measures” below for the definition and reconciliation of adjusted net income.  Non-cash unrealized gains and losses on common stock purchase warrants result from a requirement under US GAAP to account for outstanding common stock purchase warrants as derivatives, with changes in the fair market value recorded in net income.

•                  Consolidated revenues for the first quarter of 2012 were $113.6 million, or a decrease of 45.0% from $206.7 million in the first quarter of 2011 primarily as a result of a decrease in molybdenum pounds sold and a lower average realized sales price.  Sales volumes in the first quarter of 2012 decreased 36.1% over the first quarter of 2011.  The average realized molybdenum sales price for the first quarter of 2012 was $14.74 per pound, down 15.2% from $17.39 per pound for the first quarter of 2011.

•                  Mined molybdenum production in the first quarter of 2012 was 4.4 million pounds, down 57.2% from 10.3 million pounds in the first quarter of 2011 primarily due to lower production from TC Mine as a result of a higher stripping ratio associated with the ongoing mine pit sequencing and lower production from Endako Mine due to the start-up and commissioning of the new mill, combined with significantly lower ore grade and recovery rates at both of our mines.

•                  Non-GAAP average cash cost per pound produced for the first quarter of 2012 was $12.95 per pound, compared to $5.37 per pound for the first quarter of 2011.  The cash costs include stripping costs at TC Mine of $10.1 million, or $2.95 per pound, for the 2012 quarter compared to $10.0 million, or $1.15 per pound, for the 2011 quarter at TC Mine and exclude $2.3 million of start-up and commissioning costs at the Endako mine.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of cash cost per pound produced.

•                  Operating cash flow for the first quarter of 2012 was $3.1 million, compared to $76.6 million in the first quarter of 2011.

•                  Capital costs incurred for the first three months of 2012 were $208.2 million, comprised of $164.8 million for the development of Mt. Milligan, $37.5 million of capital costs for the mill expansion project at the Endako Mine (which represents our 75% share), and $5.9 million of other capital costs for the Endako and TC Mines, the Langeloth Facility and corporate combined.  The capital costs for the first three months of 2012 included increases in accrued amounts of $20.3 million; therefore, cash used for capital expenditures for the first three months of 2012 was $187.9 million.

•                  Total cash and cash equivalents at March 31, 2012 were $162.7 million, compared to $294.5 million at December 31, 2011.

Outlook

Our near-term financial results can vary significantly as a result of fluctuations in the market prices of molybdenum. World market prices for molybdenum have fluctuated historically and are affected by numerous factors beyond our control. During the first quarter of 2012, the average Platts Metals Week published price for molybdenum oxide was $14.17 per pound, compared to $13.38 per pound in the fourth quarter of 2011, $14.62 per pound in the third quarter of 2011, $16.70 per pound in the second quarter of 2011 and $17.24 per pound in the first quarter of 2011. The monthly average Platts Metals Week published price for April 2012 was $14.18 per pound. We anticipate that the price for molybdenum oxide in 2012 will continue to be volatile. Any significant weakness in demand for molybdenum or reduction in molybdenum prices may have a material adverse effect on our operating results and financial condition.

Because we cannot control the price of molybdenum, the key operating measures that management focuses on in operating our business are production, cash costs per pound produced and capital expenditures. We continually review our operating strategy as molybdenum market conditions change.

We anticipate meeting our total 2012 production guidance of approximately 26 to 28 million pounds of molybdenum set forth in the table below.  However, due to inflationary pressures on diesel fuel, consumables, and electricity, we are currently tracking to the higher range of our current 2012 average cash cost guidance of approximately $7.75 to $9.00 per pound produced.  Despite our efforts to aggressively manage costs, inflationary pressures may cause actual costs to vary from current guidance. Our operating performance for the first half of 2012 is expected to be less than the operating performance for the second half of 2012. Production is expected to be higher in the second half of 2012 due to the anticipated ramp-up of production from the newly completed mill at the Endako mine together with improved ore accessibility at the TC Mine. However, waste stripping activities at the TC Mine are expected to continue throughout 2012 and 2013. The outlook for each of the key operating measures follows.

		Years Ended December 31,
	Three Months Ended	2012	2013
	March 31, 2012	(Estimated,
	(Actual)	including Q1 2012)	(Estimated)
Molybdenum Production (000’s lb): (1)
TC Mine	3,422	16,000 - 17,000	19,000 - 22,000
Endako Mine (75% Share)	1,002	10,000 - 11,000	11,000 - 12,000
Total molybdenum production (000’s lb)	4,424	26,000 - 28,000	30,000 - 34,000
Cash cost ($/lb produced): (2)
TC Mine	$10.34	$7.50 - 8.50	$6.00 - 7.00
Endako Mine	21.87	8.25 - 9.25	8.00 - 9.00
Total cash cost ($/lb produced)	$12.95	$7.75 - 9.00	$6.75 - 7.75
Capital Expenditures (in millions):
Mt. Milligan (3),(4)	$140.8	$750 - 825	$190 - 245
Endako mill expansion (3),(4)	39.8	83	—
TC and Endako mines, Langeloth & other(3),(4)	7.3	35 - 40	15 - 20
Total capital expenditures	$187.9	$868 - 948	$205 - 265

(1)

Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide (“HPM”) from our share of production from the mines; excludes molybdenum processed from purchased product.

(2)

Weighted-average of TC Mine and Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting, and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, corporate allocations, stock-based compensation, other non-cash employee benefits, depreciation, depletion, amortization and accretion, and commissioning and start-up costs for the Endako mill. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs from the TC Mine to the Langeloth Facility. See “Non-GAAP Financial Measures” for additional information.

(3)

Excludes capitalized interest and debt issuance costs and excludes changes in accruals of $20.3 million for the quarter ended March 31, 2012. The 2012 estimate includes our share of start-up and commissioning costs.

(4)	Canadian to US foreign exchange rate for the remainder of 2012 and the year 2013 assumed at parity (C$1.00 = US$1.00).

Selected Consolidated Financial and Operational Information

(US$ in millions except per share and per pound amounts)

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
Financial
Revenues
Molybdenum sales	$109.6	$202.4
Tolling, calcining and other	4.0	4.3
	113.6	206.7
Costs and expenses
Operating expenses	102.4	98.0
Depreciation, depletion and amortization	16.8	18.4
Total cost of sales	119.2	116.4
Selling and marketing	1.5	2.4
Accretion expense	0.5	0.5
General and administrative	8.1	7.9
Exploration	0.8	3.6
Total costs and expenses	130.1	130.8
Operating (loss) income	(16.5)	75.9
Other income	(5.5)	(65.0)
(Loss) income before income and mining taxes	(11.0)	140.9
Income and mining taxes (benefit) expense	(12.1)	12.0
Net income	$1.1	$128.9
Net income per share
Basic	$0.01	$0.78
Diluted	$0.01	$0.73
Cash generated by operating activities	$3.1	$76.6
Adjusted non-GAAP Measures:(1)
Adjusted net income(1)	$1.2	$62.9
Adjusted net income per share - basic(1)	$0.01	$0.38
Adjusted net income per share - diluted(1)	$0.01	$0.36
Operational Statistics
Mined molybdenum production (000’s lb)(2)	4,424	10,329
Cash cost ($/lb produced)(3)	$12.95	$5.37
Molybdenum sold (000’s lb):
Thompson Creek and Endako Mine product	4,871	10,060
Purchased and processed product	2,567	1,580
	7,438	11,640
Average realized sales price ($/lb)(1)	$14.74	$17.39

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)

Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide (“HPM”) from our share of production from the mines; excludes molybdenum processed from purchased product.

(3)

Weighted-average of TC Mine and Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, corporate allocations, stock-based compensation, other non-cash employee benefits, depreciation, depletion, amortization and accretion, and commissioning and start-up costs for the Endako mill. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs from the TC Mine to the Langeloth Facility. See “Non-GAAP Financial Measures” for additional information.

	As of	As of
	March 31,	December 31,
US$ in millions except share data	2012	2011
Cash and cash equivalents	$162.7	$294.5
Total assets	$3,083.1	$2,994.2
Total debt, including capital lease obligations	$373.2	$374.9
Total liabilities	$1,323.2	$1,264.7
Shareholders’ equity	$1,759.9	$1,729.5
Shares outstanding (000’s)	168,077	167,964

Summary of Quarterly Results

(US$ in millions except per share and per pound amounts — unaudited)

	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30
	2012	2011	2011	2011	2011	2010	2010	2010
Financial
Revenues	$113.6	$116.7	$154.8	$190.9	$206.7	$156.8	$161.8	$148.4
Operating (loss) income	$(16.5)	$(18.1)	$22.4	$69.1	$75.9	$47.4	$45.6	$50.3
Net income (loss)	$1.1	$0.8	$45.6	$116.8	$128.9	$(45.0)	$31.1	$126.5
Income (loss) per share:
- basic	$0.01	$—	$0.27	$0.70	$0.78	$(0.28)	$0.22	$0.90
- diluted	$0.01	$—	$0.27	$0.68	$0.73	$(0.28)	$0.22	$0.87
Cash generated by operating activities	$3.1	$21.1	$51.4	$53.6	$76.6	$31.6	$59.0	$41.2
Adjusted non-GAAP Measures(1)
Adjusted net income(1)	$1.2	$—	$3.6	$56.4	$62.9	$34.4	$51.6	$51.7
Adjusted net income per share(1)
- basic(1)	$0.01	$—	$0.02	$0.34	$0.38	$0.22	$0.37	$0.37
- diluted(1)	$0.01	$—	$0.02	$0.33	$0.36	$0.20	$0.36	$0.36
Operational Statistics
Mined molybdenum production (000’s lb)	4,424	4,310	3,696	10,010	10,329	9,316	7,958	7,034
Cash cost ($/lb produced)(1)	$12.95	$12.69	$15.62	$5.74	$5.37	$5.81	$6.24	$7.06
Molybdenum sold (000’s lb):
TC Mine and Endako Mine product	4,871	5,368	7,426	8,952	10,060	7,574	7,750	7,013
Purchased and processed product	2,567	2,650	2,191	1,824	1,580	1,896	2,513	1,626
	7,438	8,018	9,617	10,776	11,640	9,470	10,263	8,639

Average realized sales price ($/lb)(1)	$14.74	$14.08	$15.64	$17.28	$17.39	$16.05	$15.30	$16.84

(1) See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

Financial Review

Three Months Ended March 31, 2012 (Unaudited)

Net Income

Net income for the first quarter of 2012 was $1.1 million, or $0.01 per share, compared to $128.9 million, or $0.73 per share, for the first quarter of 2011. Net income for the first quarter of 2012 included a non-cash unrealized loss on common stock purchase warrants of $0.1 million, or nil per share. Net income for the first quarter of 2011 included a non-cash unrealized gain on common stock purchase warrants of $66.0 million, or $0.37 per share.  Non-cash unrealized gains and losses on common stock purchase warrants result from a requirement under US GAAP to account for outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income (loss).  Non-GAAP adjusted net income for the first quarter of 2012 was $1.2 million, or $0.01 per share.  Non-GAAP adjusted net income for the first quarter of 2011 was $62.9 million, or $0.36 per share. The non-GAAP income for the first quarter of 2012 included an operating loss of $16.5 million which was offset by foreign exchange gains of $6.6 million (most of which were unrealized) and an income tax benefit of $12.1 million.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of adjusted net income.

Revenues

Revenues were $113.6 million in the first quarter of 2012, down 45.0% compared to the first quarter of 2011.  The decrease in revenues resulted from lower sales volumes and lower average realized sales prices. We sold 7.4 million pounds of molybdenum (of which 4.9 million was from our mines), which was 4.2 million pounds less than the corresponding period in the prior year.  Lower sales volume primarily resulted from lower production from TC Mine primarily as a result of ongoing mine pit sequencing and increased waste stripping activities, and lower production from Endako Mine due to the commissioning and start-up of the new mill, combined with significantly lower ore grade and recovery rates from both mines in the current quarter compared to the first quarter of 2011.

The average realized molybdenum sales price in the current quarter was $14.74 per pound, which was $2.65 per pound, or 15.2%, lower compared to the same quarter in 2011.

Operating Expenses

Operating expenses for the first quarter of 2012 were $102.4 million, which was up 4.5% from the same quarter in 2011.  The increase in operating expenses in the first quarter of 2012 was primarily the result of a lower-of-cost-or-market product inventory write-down of $11.1 million at the Endako mine combined with $2.3 million of commissioning and start-up costs from the new mill at the Endako mine. There were no inventory write-downs in the same quarter in 2011.

The non-GAAP financial measure of cash cost per pound produced from our mines was $12.95 per pound in the first quarter of 2012 compared to $5.37 per pound for the same quarter in 2011.  Cash cost per pound produced was higher in the 2012 first quarter compared to the same quarter in 2011 mainly due to lower production from both TC Mine and Endako Mine, as explained above. See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense decreased to $16.8 million in the first quarter of 2012 from $18.4 million in the first quarter of 2011.  This decrease was primarily due to the lower volume of molybdenum sold from our mines in the first quarter of 2012 compared to the first quarter of 2011. However, the depreciation, depletion and amortization on a per pound sold basis has increased in the 2012 quarter compared to the 2011 quarter primarily due to the start-up of depreciation on the new mill at the Endako mine, which was completed in the first quarter of 2012.  Product inventory costs include depreciation, depletion and amortization.

General and Administrative Expense

General and administrative expense for the first quarter of 2012 was $8.1 million, which was $0.2 million higher compared to the first quarter of 2011. General and administrative expense for the first quarters of 2012 and 2011 included $0.9 million and $1.3 million, respectively, of stock-based compensation expense.  Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based award applies.  General and administrative expenses increased during the first quarter of 2012 compared to the first quarter of 2011, primarily due to higher professional fees associated with year-end audit activities and regulatory filings.

Exploration Expense

Exploration expense for the first quarter of 2012 was $0.8 million compared to $3.6 million for the first quarter of 2011.

The current quarter expenses primarily consisted of $0.6 million for the Berg property. The 2011 exploration expense consisted of $2.0 million under the now terminated option agreement for the Mount Emmons Project, $1.1 million at Mt. Milligan, and $0.5 million at the Endako Mine (75% share).

We expect to focus our 2012 exploration efforts and resources on completing the scoping study at the Berg exploration project (copper-molybdenum-silver property).

Interest and Finance Fees, Net

Interest and finance fees of $1.5 million in the first quarter of 2012 related to approximately $0.7 million of commitment fees on the revolving credit facility, $0.7 million of debt issuance cost amortization, and $0.1 million of interest on the mobile mining equipment loans.  In the first quarter of 2012, we capitalized interest and debt issuance costs totaling $7.0 million.

Interest and finance fees of $1.3 million in the first quarter of 2011 related to $0.6 million of commitment fees on the revolving credit facility, $0.5 million of debt issuance cost amortization, and $0.2 million of interest on the mobile mining equipment loans.

Foreign Exchange Gains and Losses

Foreign exchange gain during the first quarter of 2012 was $6.6 million compared to a loss of $0.3 million in the first quarter of 2011. The foreign exchange gain in the 2012 quarter included an unrealized gain of $5.1 million and was primarily the result of intercompany notes that are denominated in a different currency than their measurement currency.  The exchange rate averaged US$1.00 = C$1.00 for the first quarter of 2012 compared to an average rate of US$1.00 = C$0.99 for the same period in 2011 and compared to an average rate of US$1.00=C$1.02 for the fourth quarter of 2011.

Income and Mining Tax Expense

For the first quarter of 2012, our tax benefit was $12.1 million compared to a tax expense of $12.0 million for the first quarter of 2011. The tax benefit for the first quarter of 2012 was primarily impacted by a US percentage depletion benefit during the quarter and the pre-tax book loss (which was primarily attributable to Canadian operations).  In addition, the net tax benefit for the three months ended March 31, 2012 was also impacted by an immaterial correction of $1.8 million related to the British Columbia mineral tax associated with TCM’s share of the expansion costs at the Endako mine.  The adjustment relates to the quarter ended December 31, 2011. The tax expense for the first quarter of 2011 was impacted by the non-cash unrealized gain on common stock purchase warrants, which did not generate any income tax expense, and the US percentage depletion benefit.

US Operations Molybdenum

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

The table that follows presents a summary of the TC Mine’s operating results for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(Unaudited)	2012	2011
Operational Statistics
Mined (000’s ore tons)	1,716	2,712
Milled (000’s tons)	2,642	2,779
Grade (% molybdenum)	0.077	0.169
Recovery (%)	91.6	92.8
Molybdenum production (000’s lb)(1)	3,422	8,684
Cash cost ($/lb produced) (2)	$10.34	$4.13
Molybdenum sold (000’s lb)	3,088	8,015
Average realized sales price ($/lb)	$15.08	$17.40

(1)	Mined molybdenum production pounds reflected are molybdenum oxide and HPM.

(2)

The TC Mine cash cost represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging for molybdenum oxide and HPM produced in the period. Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, corporate allocations, stock-based compensation, other non-cash employee benefits, depreciation, depletion, amortization and accretion. The cash cost for the TC Mine includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs from the TC Mine to the Langeloth Facility. See “Non-GAAP Financial Measures” for additional information.

Molybdenum Production and Cash Costs

The TC Mine production was 3.4 million pounds in the first quarter of 2012, which was down approximately 61% compared to the first quarter of 2011.  Lower production was primarily the result of a 54% decline in the ore grade.  During the first quarter of 2011, TC Mine had record molybdenum production due to the planned mine pit sequencing and the mining of high grade ore primarily in the bottom of the pit.  In the second half of 2011, TC mine completed the mining of the high grade ore in the bottom on the pit and began mine pit sequencing into lower grade ore zones.  Mine pit sequencing into high waste stripping areas and lower-grade ore zones is expected to continue throughout 2012 and 2013, however improved ore accessibility and the resulting higher production is expected in the second half of 2012.  The production for the 2012 first quarter was primarily from stockpiled ore, with the lower ore tons mined being attributable to higher waste stripping in order to gain and maintain access to the ore body.

The non-GAAP financial measure of cash cost per pound produced increased to $10.34 per pound in the first quarter of 2012 from $4.13 per pound for the first quarter of 2011, mainly as a result of lower production. See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.  The cash cost for the first quarter of 2012 included stripping costs of $10.1 million, or $2.95 per pound produced, compared to stripping costs of $10.0 million, or $1.15 per pound produced, for the first quarter of 2011.

Molybdenum Sold

Molybdenum pounds sold from the TC Mine in the first quarter of 2012 of 3.1 million pounds at an average realized sales price of $15.08 was down 61.5 % from 8.0 million pounds sold at an average realized sales price of $17.40 per pound in the first quarter of 2011.  During the first quarter of 2011, sales included delivery against certain forward sales contracts related to Phase 6 production of approximately 0.5 million pounds at an average realized price of $10.97 per pound.  All deliveries under these forward sales contracts were completed in the fourth quarter of 2011.

Langeloth Facility

The Langeloth Facility is located near Pittsburgh, Pennsylvania.  Operations at the Langeloth Facility include roasting of molybdenum sulfide concentrate into molybdenum oxide, upgrading molybdenum oxide to pure sublimed oxide, oxide briquettes, ferromolybdenum, as well as the roasting of other metal products.

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

The following is a summary of the Langeloth Facility’s operating results for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(Unaudited)	2012	2011
Operational Statistics
Molybdenum sold from purchased product (000’s)	2,567	1,580
Realized price on molybdenum sold from purchased product ($/lb)	$14.78	$17.63
Toll roasted and upgraded molybdenum processed (000’s lb)	1,866	1,769
Roasted metal products processed (000’s lb)	1,978	6,014

In the first quarter of 2012, molybdenum sold from third-party purchased molybdenum concentrate was up 62.5% over the first quarter of 2011 and was sold at an average realized sales price that was approximately 16.2% lower than the first quarter of 2011.  Third-party concentrate purchases and sales volumes increased in the current quarter compared to the same quarter of 2011, primarily due to lower production from TC Mine in the first quarter of 2012.

The volume of toll roasted molybdenum processed during the first quarter of 2012 increased 5.5%, compared to the same period of 2011 primarily as a result of increased customer demand.

Canadian Operations Molybdenum

Endako Mine

We have a 75% interest in the Endako open-pit mine, mill and roaster which is located near Fraser Lake, British Columbia.  Mining is conducted by conventional open-pit methods utilizing electric-powered shovels and 190-ton to 240-ton haul trucks.

The table and related discussion that follows presents a summary of our 75% share of the Endako Mine’s operating results for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(Unaudited)	2012	2011
Operational Statistics
Mined (000’s ore tons)	3,220	2,872
Milled (000’s tons)	2,741	2,019
Grade (% molybdenum)	0.038	0.054
Recovery (%)	53.5	75.5
Molybdenum production (000’s lb)(1)	1,002	1,645
Cash cost ($/lb produced) (2)	$21.87	$11.73
Molybdenum sold (000’s lb)	1,783	2,045
Average realized sales price ($/lb)	$14.08	$17.16

(1)           Mined molybdenum production pounds are molybdenum oxide.

(2)           The Endako Mine cash cost represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging for molybdenum oxide produced in the period.  Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, corporate allocations, stock-based compensation, other non-cash employee benefits, depreciation, depletion, amortization and accretion, and commissioning and start-up costs for the Endako mill.  See “Non-GAAP Financial Measures” for additional information.

Molybdenum Production and Cash Costs

Our 75% share of molybdenum production at the Endako Mine decreased 39.1% for the first quarter of 2012 to 1.0 million pounds from 1.6 million pounds in the first quarter of 2011.  This decrease was primarily due to lower ore grade and lower recovery rate as a result of the commissioning and start-up of the new mill in the first quarter of 2012.

The non-GAAP financial measure of cash cost per pound produced increased significantly to $21.87 per pound for the first quarter of 2012 from $11.73 per pound for the first quarter of 2011.  See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.  The cash costs for the Endako Mine were primarily impacted by lower production as explained above. Cash cost per pound produced excluded our share of commissioning and start-up costs ($2.3 million) in the first quarter of 2012.

Molybdenum Sold

Our share of molybdenum sold from the Endako Mine in the first quarter of 2012 was 1.8 million pounds at an average realized price of $14.08 per pound compared to 2.0 million pounds sold at an average realized price of $17.16 per pound in the first quarter of 2011. The decrease in the molybdenum pounds sold in the first quarter of 2012 was primarily the result of lower production. Our share of product inventory decreased 0.8 million pounds during the first quarter of 2012.

Mill Expansion Project

In March 2012, we completed the mill expansion project at our Endako mine, with our share of the aggregate capital expenditures totaling approximately C$500 million (including $2.3 million of our share of start-up and commissioning costs that were expensed through operating expenses).  The Endako mill expansion project included the construction of a new mill and replacing the existing mill constructed in the 1960’s.  The new mill is designed to increase ore-processing capacity from the existing 31,000 tons per day to 55,000 tons per day.  Commissioning of the new SAG/Ball mill and rougher flotation circuit was completed in early January, followed by a successful ramp-up to commercial production beginning February 1, 2012.  The remaining construction work on the regrind circuit and the pebble crusher was completed in late March.  The mill is regularly meeting its design capacity throughput of approximately 55,000 tons per day.  Concentrate grades and recovery continue to improve and are expected to meet design specifications in the near future. The existing 45-year old mill at the site has been shut down and will be left on care and maintenance.

During the three months ended March 31, 2012, our share of cash capital expenditures for the mill expansion project, excluding capitalized interest and debt issuance costs of $1.1 million, was C$39.8 (US$39.8) million. Remaining cash payments for the completed mill expansion project are expected to be $43.2 million (assuming an average exchange rate of US$1.00=C$1.00).

Copper-Gold (Development)

Mt. Milligan Project

During the first quarter of 2012, we made cash capital expenditures of C$141.0 (US$140.8) million and, including accruals, incurred C$165.0 million of capital expenditures for the Mt. Milligan project, excluding capitalized interest and debt issuance costs of $5.9 million. Capital expenditures were primarily related to the ongoing construction of the tailing storage facility, plant site earthworks, cement works, steel erection, construction camp costs, mining equipment and engineering design costs.  Since inception of the project C$740.9 million has been incurred through March 31, 2012 (C$592.5 million spent on a cash basis), including approximately C$40.9 million spent prior to the acquisition of Terrane.

We are currently estimating an aggregate of approximately C$1.4 to C$1.5 billion to construct and develop the Mt. Milligan copper-gold mine, of which approximately C$799 to C$929 million of cash expenditures remain to be spent. We continue to monitor our current costs, future cost estimates and scheduling for the project. There can be no assurance that our current capital estimate and project completion schedule will be achieved.

Liquidity and Capital Resources

At March 31, 2012, we had cash, cash equivalents and short-term investments of $162.7 million compared to $294.5 million at December 31, 2011.  We monitor our positions with, and the credit quality of, the financial institutions and companies in which we invest our cash, cash equivalents, and short-term investments. Our investment policy limits investments to government-backed financial instruments, commercial paper and other investments meeting the guidelines of our investment policy.

We manage our credit risk from accounts receivable through our collection activities.  As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material delinquencies regarding the collection of our accounts receivable.

At March 31, 2012, we had working capital of $118.5 million, including $162.7 million of cash, cash equivalents, and short-term investments, $65.6 million of receivables, and $6.7 million of short-term debt, including capital lease obligations, primarily related to equipment financings.

At March 31, 2012, our future estimated cash capital project expenditures total approximately $842.4 million to $972.4 million for the Mt. Milligan project together with the remaining cash payments for the Endako mill expansion (Canadian to US foreign exchange rate is assumed to be C$1.00 = US$1.00).  At March 31, 2012, we have $162.7 million of consolidated cash on hand, the remaining expected proceeds from Royal Gold under an amended gold stream arrangement of $171.9 million, $123.8 million of undrawn capacity under an equipment lease financing for the mobile mining fleet at Mt. Milligan, a $275.5 million undrawn revolving credit facility and our ongoing expected cash flow from operations.  To ensure the completion of the Mt. Milligan project, we expect to secure additional financings to meet our liquidity needs. In connection therewith, we would expect to secure an amendment to our Credit Agreement.

Gold Stream Arrangement

In December 2011, we entered into an amended and restated gold stream agreement with Royal Gold giving them the right to purchase an additional 15% interest in the refined gold production from Mt. Milligan for $270.0 million, plus $435 per ounce, or the prevailing market rate, if lower than $435, when the gold is delivered. When we purchased Terrane in 2010, we entered into a similar transaction with Royal Gold giving them the right to purchase 25% of the refined gold production from Mt. Milligan for $311.5 million. Payments made by Royal Gold upon signing the original and amended and restated agreements were $252.6 million and $112.0 million, respectively. Royal Gold will make the remaining future scheduled payments to us in 2012 and 2013 in the aggregate amount of $216.9 million, which includes $45.0 million that was received in the first quarter of 2012.

7.375% Senior Unsecured Notes

On May 20, 2011, we issued $350.0 million of 7.375% senior unsecured notes (the “Notes”). The proceeds received in the offering were $339.9 million, which were net of financing fees of $10.1 million. The net proceeds from the Notes offering have been and are expected to be used to fund the development of Mt. Milligan and for general working capital purposes. The Notes are redeemable at our option, in whole or in part, at any time on or after June 1, 2014. The Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year. Interest is payable in cash semi-annually in arrears on June 1 and December 1, and the first interest payment occurred on December 1, 2011.

The Notes are guaranteed on a senior basis by substantially all of our subsidiaries. The Notes include both standard financial and non-financial covenants, including, among others, limitations on incurring additional indebtedness, making restricted payments, and allowing new liens. As of March 31, 2012, we were in compliance with these covenants.

Credit Facility

We have in place a senior secured revolving credit agreement (the “Credit Agreement”). On February 24, 2011, we entered into the First Amendment to the Credit Agreement, which increased the facility from $290.0 million to $300.0 million. On May 20, 2011, and concurrent with the offering of the Notes (more fully described above), we entered into the Second Amendment to the Credit Agreement to, among other things, allow for the issuance of the Notes. Subsequently, on December 13, 2011, and concurrent with the amended and restated purchase and sale agreement with Royal Gold (as more fully described above), we entered into the Third Amendment to the Credit Agreement to, among other things, allow for the amended and restated purchase and sale agreement with Royal Gold and to amend certain financial covenants and non-financial covenants, including ratio tests for leverage and interest coverage, as well as the liquidity test to be met at the time of any drawdown. Our obligations under the Credit Agreement are secured by a senior lien on substantially all of our tangible and intangible assets. As of March 31, 2012, we were in compliance with the Credit Agreement’s covenants. In the event that we secure additional financings to meet our liquidity needs, we would expect to further amend our Credit Agreement in conjunction therewith.

In February 2012, our reclamation costs at TC Mine in the form of surety bonds increased from $25.5 million to $42.3 million.  In March 2012, reclamation costs at Endako Mine increased from $5.2 million, our 75% share, to $11.6 million.  The $11.6 million was issued in the form of a letter of credit under our Credit Agreement, and the original $5.2 million reclamation deposit was released. As of March 31, 2012, we had no outstanding borrowings and had issued and outstanding $24.5 million in letters of credit under the Credit Agreement.

Caterpillar Equipment Financing Facility

On March 30, 2011, we entered into a Master Funding and Lease Agreement with Caterpillar Financial Services Limited (“Caterpillar”), which was amended and restated on December 9, 2011 (the “Master Agreement”). The Master Agreement provides for up to $132.0 million in equipment financings comprised of three separate tranches of $20.0 million, $50.0 million, and $62.0 million.

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

The Master Agreement contains various affirmative and negative covenants and customary events of default. Under the terms of the Master Agreement, we are required to be in compliance with the consolidated leverage ratio and consolidated interest coverage ratio financial covenants. In addition, as a condition to any drawdown under the facility, we must be in compliance with the consolidated liquidity financial covenant included in our Credit Agreement. As of March 31, 2012, we were in compliance with the Master Agreement’s covenants.

As of March 31, 2012, we had drawn down approximately $8.2 million under the first tranche of the equipment financing facility.

Operating Cash Flows

Cash generated by operating activities for the first quarter of 2012 was $3.1 million compared to $76.6 million for the first quarter of 2011. The decrease in cash flow from operations was primarily the result of lower average realized sales prices and sales volumes in the first quarter of 2012 compared to the first quarter of 2011.

Investing Activities

Cash used in investing activities in the first quarter of 2012 was $180.0 million compared to cash used of $94.8 million in the first quarter of 2011. During the first quarter of 2012, we spent $187.9 million on property, plant, and equipment expenditures, primarily related to the development of Mt. Milligan and the Endako Mine mill expansion. These capital expenditures excluded $20.3 million in increases in accrued costs at March 31, 2012. Additionally, cash used in investing activities for the first quarter of 2012 included a reduction of $2.7 million of restricted cash, primarily comprised of amounts released related to construction holdback accounts related to the Endako Mine mill expansion and the development of Mt. Milligan and $5.2 million in released reclamation deposits, related to the issuance of a letter of credit that replaced the reclamation deposits.

Financing Activities

Cash generated by financing activities in the first quarter of 2012 was $44.0 million compared to cash generated of $2.4 million in the first quarter of 2011. This increase was primarily related to proceeds from the Gold Stream Arrangement received in the first quarter of 2012. In addition, we received proceeds from the exercise of stock options and warrants of $0.5 million, which was partially offset by scheduled principal payments on equipment loans of $1.5 million.  In the first quarter of 2011, we received proceeds from the exercise of stock options and warrants of $5.4 million, which was partially offset by scheduled principal payments on equipment loans of $1.5 million and debt issuance costs of $1.5 million.

Off-Balance Sheet Arrangements

As of March 31, 2012, we have commitments to purchase approximately 17.5 million pounds of molybdenum sulfide concentrate throughout the remainder of 2012 — 2014, to be priced subsequent to March 31, 2012.  In addition, we have fixed-priced contracts, under which we have committed to sell approximately 13,000 pounds at an average price of $19.00 per pound.

On December 9, 2009, we entered into a credit support agreement with British Columbia Hydro and Power Authority (“BC Hydro”) related to the mill expansion project at the Endako Mine. Under this agreement, we are required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the expansion project.  The amount of the guarantee as of March 31, 2012 was C$16.5 million. As part of the financial guarantee, we provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro.  The surety bond can be drawn down in the event of a shortfall in BC Hydro’s incremental revenues after the commissioning of the new Endako mill facility.  At this time, we do not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

As of March 31, 2012, a shortfall in Endako’s future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

Transactions with our Endako Mine Joint Venture Party

Our total sales to a company affiliated with Sojitz, our Endako Mine joint venture partner, represented 29.7% and 25.4% of our total revenues for the three months ended March 31, 2012 and 2011, respectively.  See Note 13 to our unaudited consolidated financial statements included in this Form 10-Q for more information about transactions with this joint venture partner.

Critical Accounting Estimates and Accounting Developments

For a description of the critical accounting policies and estimates used in the preparation of the consolidated financial statements, refer to the 2011 Form 10-K.  There have been no significant changes to our critical accounting policies or estimates since December 31, 2011.

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

Adjusted Net Income, Adjusted Net Income Per Share — Basic and Diluted

Adjusted net income, and adjusted net income per share—basic and diluted, are referred to in this MD&A. These are considered key measures by our management in evaluating our operating performance on a quarterly and annual basis. Management uses this measure in evaluating our performance as it represents a profitability measure that is not impacted by changes in the market price of our warrants. These measures do not have standard meanings prescribed by US GAAP and may not be comparable to similar measures presented by other companies. Management believes these measures provide useful supplemental information to investors in order for them to evaluate our financial performance using the same measures as management.

Adjusted net income represents the net income prepared in accordance with US GAAP, adjusted for significant non-cash items.  For the first quarter of 2012, there were no significant non-cash items. For 2011, the significant non-cash item was the non-cash gain on the fair value adjustment related to our previously outstanding common stock purchase warrants.

We follow the guidance issued by the Emerging Issues Task Force (“EITF”) that common stock purchase warrants with a strike price denominated in a currency other than the entity’s reporting currency are not considered linked to equity and, therefore, are to be accounted for as derivatives. As a result, our outstanding common stock purchase warrants are accounted for as derivatives. We recorded a cumulative adjustment to retained earnings upon adoption, and subsequent changes to the fair value of the Terrane Warrants are recorded to the consolidated statements of operations and comprehensive income at each quarter-end.

Other than the consideration that we agreed, in connection with our purchase of Terrane, to pay to holders of warrants issued by Terrane and expiring in June 2012 (the “Terrane Warrants”) pursuant to the arrangement related to the Terrane Warrants, a cash payment will not be required by us at the settlement of any Terrane Warrants; therefore, management does not consider gains or losses on the Terrane Warrants in its evaluation of our financial performance.

On October 24, 2011, certain of our other warrants expired unexercised as our stock price was below the C$9.00 exercise price for such warrants. As a result, after October 24, 2011, we will not recognize any non-cash unrealized gains and losses on these warrants. The Terrane Warrants remain outstanding, and we will continue to record unrealized gains and losses on those warrants until they are exercised or expire on June 21, 2012.

Adjusted net income per share (basic and diluted) is calculated using adjusted earnings, as defined above, divided by the weighted average basic and weighted average diluted shares outstanding during the period as determined in accordance with US GAAP.

The following tables reconcile net income presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income and adjusted net income per share — basic and diluted, for the three months ended March 31, 2012 and 2011:

For the Three Months Ended March 31, 2012 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average		Weighted Average
		Basic Shares		Diluted Shares
		Shares		Shares
	Net Income	(000’s)	$/share	(000’s)	$/share

Net income	$1.1	168,054	$0.01	168,483	$0.01
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	0.1	168,054	—	168,483	—
Non-GAAP adjusted net income	$1.2	168,054	$0.01	168,483	$0.01

For the Three Months Ended March 31, 2011 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average		Weighted Average
		Basic Shares		Diluted Shares
		Shares		Shares
	Net Income	(000’s)	$/share	(000’s)	$/share

Net income	$128.9	165,565	$0.78	176,452	$0.73
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(66.0)	165,565	(0.40)	176,452	(0.37)
Non-GAAP adjusted net income	$62.9	165,565	$0.38	176,452	$0.36

Cash Cost per Pound Produced, Weighted Average Cash Cost per Pound Produced, and Average Realized Sales Price per Pound Sold

Cash cost per pound produced, weighted average cash cost per pound produced and average realized sales price per pound sold are considered key measures in evaluating our operating performance.  Cash cost per pound produced, weighted average cash cost per pound produced and average realized sales price per pound sold are not measures of financial performance, nor do they have standardized meanings prescribed by US GAAP and may not be comparable to similar measures presented by other companies.  Management uses these measures to evaluate the operating performance at each of its mines, as well as on a consolidated basis, as measures of profitability and efficiency.  We believe that these non-GAAP measures provide useful supplemental information to investors enabling them to evaluate our performance using the same measures as management.  We believe these measures afford investors greater transparency in assessing our financial performance.  Non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP.

Cash cost per pound produced represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced at each mine in the period. Stripping costs represent the costs associated with the activity of removing overburden in the production phase of a mining operation.  Stripping costs that provide access to mineral reserves that will be produced in future periods are expensed under US GAAP as incurred.  Cash cost per pound produced excludes the effect of purchase price adjustments, the effects of changes in inventory, corporate allocations, stock-based compensation, other non-cash employee benefits, depreciation, depletion, amortization and accretion, and commissioning and start-up costs for the Endako Mill. Cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs from the TC Mine to the Langeloth Facility. The weighted average cash cost per pound produced represents the cumulative total of the cash costs for the TC Mine and the Endako Mine divided by the cumulative total production from the TC Mine and the Endako Mine.

The average realized sales price per pound sold represents molybdenum sales revenue divided by the pounds sold.

The following table provides a reconciliation of cash costs and cash cost per pound produced, by mine, and operating expenses included in our consolidated statements of operations and comprehensive income in the determination of net income:

US$ in millions except per pound amounts — (Unaudited)

	Three months ended March 31,			Three months ended March 31,
	2012			2011
	Operating	Pounds		Operating	Pounds
	Expenses	Produced(1)		Expenses	Produced(1)
	(in millions)	(000’s lbs)	$/lb	(in millions)	(000’s lbs)	$/lb
TC Mine
Cash costs — Non-GAAP(2)	$35.4	3,422	$10.34	$35.9	8,684	$4.13
Add/(Deduct):
Stock-based compensation	0.1			0.3
Inventory and other adjustments	—			7.8
GAAP operating expenses	$35.5			$44.0
Endako Mine
Cash costs — Non-GAAP(2)	$21.9	1,002	$21.87	$19.3	1,645	$11.73
Add/(Deduct):
Stock-based compensation	0.2			0.2
Commissioning and start-up costs	2.3			—
Inventory and other adjustments	7.1			6.4
GAAP operating expenses	$31.5			$25.9

Other operations GAAP operating expenses(3)	$35.4			$28.1
GAAP consolidated operating expenses	$102.4			$98.0
Weighted-average cash cost — Non-GAAP	$57.3	4,424	$12.95	$55.2	10,329	$5.37

(1)          Mined production pounds are molybdenum oxide and HPM from our share of the production from the mines; excludes molybdenum processed from purchased product.

(2)          Cash costs represent the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced in the period.  Cash cost excludes: the effect of purchase price adjustments, the effects of changes in inventory, corporate allocations, stock-based compensation, other non-cash employee benefits, depreciation, depletion, amortization and accretion, and commissioning and start-up costs for the Endako mill. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility, and transportation costs from the TC Mine to the Langeloth Facility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Our consolidated molybdenum sales represent the sale of molybdenum in various forms from our mines and from third-party material that is purchased, processed and sold. Molybdenum sales for the quarter ended March 31, 2012 were $109.6 million, with cash generated from operations of $3.1 million. For each $1 per pound change in molybdenum prices (using the molybdenum pounds sold from our mines in the first quarter of 2012), our current quarter revenue would change by approximately $4.9 million.

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

The following table sets forth our outstanding provisionally-priced contracts as of March 31, 2012, which all mature in 2012:

Pounds to be
Sold/Purchased
(000’s lb)
Provisionally-priced sales	79
Provisionally-priced purchases	1,230

In the normal course of our operations, we also enter into certain molybdenum sales contracts to sell future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. The following table sets forth our outstanding fixed price molybdenum sales contracts as of March 31, 2012:

March 31,
2012
Molybdenum committed (000’s lb)	13
Average price ($/lb)	$19.00

In the normal course of operations, we enter into agreements for the purchase of molybdenum. As of March 31, 2012, we had commitments to purchase approximately 17.5 million pounds of molybdenum sulfide concentrate throughout the remainder of 2012-2014, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

Foreign Currency Exchange Risk

We transact business in various currencies in the normal course of our operations and for capital expenditures.  Moreover, with all of our revenues denominated in U.S. dollars, we have an on-going foreign exchange risk with respect to our Canadian operations.  To help mitigate this risk, we from time to time enter into various derivative instruments such as foreign currency forward contracts, options and collars. The terms of these instruments are typically less than one year. As of March 31, 2012, we had no open foreign currency option contracts.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Chief Executive Officer, and the Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Below are descriptions of certain legal actions which involve certain of our properties.  Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on our future consolidated financial position, results of operations or cash flows.

Stellat’en First Nation

In May 2010, the Stellat’en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and us alleging that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty to consult with the Stellat’en First Nation in relation to the impacts of the Endako Mine and the mill expansion. The petitioners sought a declaration that the Provincial Crown has not fulfilled its duty to consult with them in relation to the mill expansion project, a declaration that the mining permits and/or tenures held by us are invalid, an order quashing or setting aside the decision to issue a permit amendment to us, and an injunction prohibiting further construction or alterations relating to the mill expansion project. We and the government filed materials in response to the petition, and the matter was heard by the Supreme Court of British Columbia in late February and early March of 2011. On August 5, 2011, the Court dismissed the petitioners’ claims in full. On August 17, 2011, the Stellat’en First Nation filed a notice of appeal to the Court of Appeal of British Columbia seeking to have the decision of the Supreme Court of BC set aside and seeking an order staying the permit amendment and any future permitting until the Province has engaged in further consultation. On April 13, 2012, the Stellat’en First Nation, the government and we agreed to put the appeal into abeyance for 120 days to allow for discussions between the Stellat’en First Nation and the government.

On April 5, 2012, the Stellat’en First Nation filed a new petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mine and Petroleum Resources and us making similar allegations to those discussed above in relation to a new permit amendment and new water license granted to us in March 2012 for the Endako Mine.  On April 13, 2012, the parties likewise agreed to put this matter into abeyance for 120 days.

Nak’azdli First Nation

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

Item 1A.  Risk Factors.

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended March 31, 2012.  Set forth below are additional risk factors that supplement the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our significant capital expenditures, increased stripping costs and ongoing operating expenses, coupled with lower revenues from molybdenum sales, may have an adverse effect on our profitability, cash flows and liquidity.

Our growth and our ability to return to generating operating income depends on our ability to manage a number of converging challenges, including:

•                  our ability to successfully bring Mt. Milligan into production and to finance the estimated capital expenditures necessary to do so, which have increased in the last year from our original estimates;

•                  our ability to maintain and grow our revenues from sales of molybdenum given the decrease in our average realized sales price from $17.39 per pound in the first quarter of 2011 to $14.74 per pound in the first quarter of 2012;

•                  the effect of the significantly increased stripping costs at our Thompson Creek mine as we strip new areas for mining, coupled with the decrease in quality of the ore we are able to mine; and

•                  the ramp-up of production at our Endako mine to sustain the throughput capacity of the new mill at that mine.

We are currently estimating aggregate cash expenditures of approximately C$1.4 billion to C$1.5 billion to construct and develop Mt. Milligan, of which we have spent approximately C$592.5 million on a cash basis through March 31, 2012, including amounts spent before our acquisition of Terrane.  Our estimates of the cash expenditures necessary to construct and develop Mt. Milligan have risen since we acquired Terrane.  Prior to our detailed review of the project, Terrane had estimated the expenditures to be C$915 million, and we estimated these expenditures to be C$1.265 billion as of March 31, 2011 following our detailed review.  As work has progressed, a number of factors have led us to increase our estimates, including (1) increases in the prices of materials, such as concrete, (2) increases in the costs of labor, as well as the related costs of on-site infrastructure improvements needed to improve our ability to attract qualified labor to the site, (3) the costs of securing lump sum contracts with certain of our contractors and suppliers in order to mitigate the risk of further cost increases and (4) additional costs relating to the tailing facility at Mt. Milligan.  Although we believe our estimates are accurate, we cannot predict whether unanticipated costs may arise.

Once we approach the beginning of commercial production at Mt. Milligan, we will have additional expenses and working capital requirements that were not included in preparing our estimate for the costs of constructing and developing Mt. Milligan, including expenses for materials and supplies inventory and the ramp-up of production, as well as working capital needs for the ongoing operation of Mt. Milligan.  Although we do not anticipate any difficulty in funding these expenses and working capital requirements, these expenses include future costs of supplies and labor that are difficult to predict.

At our Thompson Creek mine, as we have previously announced, our 2012 and 2013 production is expected to be lower than the record production in 2010 and the first half of 2011.  In the second half of 2011, the planned mining activities at TC Mine were solely focused on stripping waste material to expose molybdenum bearing ore in the upper walls of the pit and the milling of lower-grade stockpiled ore.  These activities have continued in 2012, and our significant stripping costs at the Thompson Creek mine associated with ongoing mine pit sequencing contributed to our operating loss in the first quarter of 2012.  We anticipate mine pit sequencing will continue over the next few years, and we believe our stripping costs at the Thompson Creek mine will continue to be higher than historical levels.  At the same time, we expect the ore produced at our Thompson Creek mine to be lower than in the past.  As mines approach their life-of-mine estimates, the quality of mined ore is generally lower than before, which requires additional manpower, time and money to obtain the same amount of minerals that would have been mined in the beginning of the life-of-mine estimate and increases operating costs and affects cash flows.

At our Endako Mine, although we have completed our mill expansion project, we expect to incur additional expenditures to achieve sustainable production that can match the increased designed capacity throughput of the new mill.  Over time, we also expect to incur exploration costs at Endako as we explore new areas to provide ore at the higher processing rate of the new mill.

At the same time, our results of operations remain highly dependent on the market price of molybdenum, particularly before we have commenced production at Mt. Milligan.  The significantly lower prices of molybdenum since the third quarter of 2011 have had a material effect on our revenues, profitability and cash flows. A further decline in molybdenum prices or the failure of prices to rebound from their current levels could adversely affect our results of operations and liquidity.  Our results of operations could also be affected by increases in our operating costs. Any such increase in our cash costs could exacerbate the impact of molybdenum prices on our profitability. Also, as we have previously reported, due to inflationary pressures on energy and consumables, we are currently tracking to the higher range of our current 2012 average cash cost guidance.  Despite our efforts to aggressively manage costs, inflationary pressures may cause actual costs to vary from current guidance.

Managing the many factors that affect our revenues, our costs and the construction and development of Mt. Milligan is complex, and many of these factors are not within our control.  Unanticipated changes due to one or more of the risks described above could have a material adverse effect on our revenues, profitability, cash flows and liquidity.

The development of Mt. Milligan is dependent on adequate funding to complete the construction and development of the mine; failure to obtain necessary funding could delay or prevent us from successfully completing the start-up of Mt. Milligan.

Because of the effect of lower molybdenum prices, higher stripping costs and lower grade ore at our Thompson Creek mine, as well as the significant expenditures we undertook during our Endako mill expansion project, we are dependent on financing to provide the funding necessary to construct and develop Mt. Milligan.  We have been active in financing transactions in recent years.  In October 2010, we entered in to the Gold Stream financing described in “Description of other indebtedness—Gold Stream transaction,” and we amended and restated the Gold Stream agreement in December 2011 to increase our financing from Royal Gold, Inc., which also increased Royal Gold’s interest in the payable gold to be produced at Mt. Milligan to 40%.  In March 2011, we entered into an equipment financing facility with Caterpillar Financial Services Limited that is described in “Description of other indebtedness—Caterpillar equipment financing.”  In May 2011, we issued $350.0 million in senior unsecured notes due 2018 to provide additional capital to fund our Mt. Milligan project.  We expect that we will need additional financing to continue to fund our construction and development of Mt. Milligan and other expenditures.

Failure to obtain any such financing on a timely basis could cause a delay in the development timeline of Mt. Milligan, cause us to forfeit our interest in certain properties, miss certain acquisition opportunities, delay or indefinitely postpone further exploration and development of our projects with the possible loss of such properties and reduce or terminate our operations. There can be no assurance that additional debt or equity financing will be available on terms acceptable to us to meet these requirements or be available on favorable terms, if at all. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our debt obligations, we would default under the terms of the applicable financing documents. Any such default would likely result in an acceleration of the repayment obligations to the applicable lenders as well as potential cross-defaults to our existing lenders. Even if we are unable to meet our debt service obligations, the amount of debt we undertake could adversely affect us in a number of ways, including by limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes, limiting our flexibility in planning for, or reacting to, changes in our business, or placing us at a competitive disadvantage relative to our competitors who have lower levels of debt.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, mine operators are required to include in their periodic reports filed with the SEC certain information concerning mine safety violations and other regulatory matters.  The required information is included in Exhibit 95 to this report.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

2.1	Arrangement Agreement, dated July 15, 2010, between TCM and Terrane (incorporated by reference to Exhibit 2.1 to TCM’s Current Report on Form 8-K filed with the SEC on July 21, 2010).

2.2	Letter Agreement, dated August 20, 2010, between TCM and Terrane (incorporated by reference to Exhibit 2.1 to TCM’s Current Report on Form 8-K filed with the SEC on August 25, 2010).

3.1	Notice of Articles, dated September 24, 2010 (incorporated by reference to Exhibit 3.1 to TCM’s Annual Report on Form 10-K filed with the SEC on February 24, 2011).

3.2	Certificate of Continuation, dated July 29, 2008 (incorporated by reference to Exhibit 3.1 to TCM’s Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on March 1, 2010).

3.3	Articles of Continuance, effective July 21, 2008 (incorporated by reference to Exhibit 99.1 to TCM’s Report on Form 6-K filed with the SEC on August 27, 2008).

4.1

Indenture, dated May 20, 2011, among TCM, as issuer, certain subsidiaries of TCM, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to TCM’s Current Report on Form 8-K filed with the SEC on May 20, 2011).

4.2

Common Share Purchase Warrant Indenture, dated June 21, 2007, between Terrane and Pacific Corporate Trust Company, as warrant agent, relating to Terrane’s common share purchase warrants expiring June 2012 (incorporated by reference to Exhibit 4.1 to TCM’s Registration Statement on Form S-3ASR filed with the SEC on October 29, 2010).

4.3

Supplement to the Common Share Purchase Warrant Indenture, dated October 20, 2010, among TCM, Terrane and Computershare Trust Company of Canada (successor to Pacific Corporate Trust Company), as warrant agent, relating to Terrane’s common share purchase warrants expiring June 2012 (incorporated by reference to Exhibit 4.2 to TCM’s Registration Statement on Form S-3ASR filed with the SEC on October 29, 2010).

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

101

The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.†

*                                         Filed herewith.

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

THOMPSON CREEK METALS COMPANY INC.
Registrant

May 3, 2012	/s/ Kevin Loughrey
Date	KEVIN LOUGHREY,
Chairman, Chief Executive Officer and Director

May 3, 2012	/s/ Pamela L. Saxton
Date	PAMELA L. SAXTON,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)