Form 10-Q
period 2012-06-30
Thompson Creek Metals CO Inc.
filed 2012-08-09
CIK 1415020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 9, 2012 there were 168,726,984 shares of our common stock, no par value, outstanding.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2012	2011
	(in millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$409.5	$294.5
Accounts receivable	56.3	71.8
Accounts receivable—related parties	11.0	6.8
Product inventory	91.4	77.9
Material and supplies inventory	36.5	35.9
Prepaid expense and other current assets	5.1	5.6
Income and mining taxes receivable	14.3	9.1
	624.1	501.6
Property, plant, equipment and development, net	2,723.7	2,359.4
Restricted cash	27.0	39.0
Reclamation deposits	0.3	24.6
Goodwill	47.0	47.0
Other assets	32.6	22.6
	$3,454.7	$2,994.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$209.3	$186.2
Income, mining, and other taxes payable	0.4	2.2
Current portion of long-term debt	16.8	5.7
Current portion of long-term capital lease obligation	2.2	1.0
Deferred income tax liabilities	12.0	14.0
Other current liabilities	0.8	9.0
	241.5	218.1
Gold Stream deferred revenue	454.6	364.6
Long-term debt	583.1	361.0
Capital lease obligation	9.0	7.2
Other liabilities	16.9	15.9
Asset retirement obligations	34.0	32.8
Common stock purchase warrant derivatives	—	3.0
Deferred income tax liabilities	226.2	262.1
	1,565.3	1,264.7
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, no-par, 168,537,094 and 167,963,639 shares issued and outstanding, as of June 30, 2012 and December 31, 2011, respectively	1,016.9	1,014.3
Additional paid-in capital	231.2	52.6
Retained earnings	624.9	638.6
Accumulated other comprehensive income	16.4	24.0
	1,889.4	1,729.5
	$3,454.7	$2,994.2

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)

REVENUES
Molybdenum sales	$109.6	$186.2	$219.2	$388.6
Tolling, calcining and other	3.9	4.7	7.9	9.0
Total revenues	113.5	190.9	227.1	397.6
COSTS AND EXPENSES
Cost of sales
Operating expenses	107.8	91.7	210.2	189.7
Depreciation, depletion and amortization	14.3	17.6	31.1	36.0
Total cost of sales	122.1	109.3	241.3	225.7
Selling and marketing	1.6	2.5	3.1	4.9
Accretion expense	0.6	0.4	1.1	0.9
General and administrative	7.0	6.4	15.1	14.3
Exploration	0.6	3.2	1.4	6.8
Total costs and expenses	131.9	121.8	262.0	252.6
OPERATING (LOSS) INCOME	(18.4)	69.1	(34.9)	145.0
OTHER EXPENSE (INCOME)
Change in fair value of common stock purchase warrants	(1.9)	(60.4)	(1.8)	(126.4)
Loss (gain) on foreign exchange	7.9	(2.4)	1.3	(2.1)
Interest and finance fees	1.5	1.4	3.0	2.7
Interest income	(0.2)	(0.6)	(0.4)	(1.0)
Other	(0.1)	(0.3)	(0.4)	(0.5)
Total other expense (income)	7.2	(62.3)	1.7	(127.3)
(Loss) income before income and mining taxes	(25.6)	131.4	(36.6)	272.3
Income and mining tax (benefit) expense	(10.8)	14.6	(22.9)	26.6
NET (LOSS) INCOME	$(14.8)	$116.8	$(13.7)	$245.7
COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	(35.0)	10.2	(7.6)	40.7
Total comprehensive (loss) income	$(49.8)	$127.0	$(21.3)	$286.4

NET (LOSS) INCOME PER SHARE
Basic	$(0.09)	$0.70	$(0.08)	$1.48
Diluted	$(0.09)	$0.68	$(0.08)	$1.41
Weighted average number of common shares
Basic	168.2	167.3	168.1	166.4
Diluted	168.2	172.3	168.1	174.7

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net (loss) income	$(14.8)	$116.8	$(13.7)	$245.7
Items not affecting cash:
Change in fair value of common stock purchase warrants	(1.9)	(60.4)	(1.8)	(126.4)
Depreciation, depletion and amortization	14.3	17.6	31.1	36.0
Accretion expense	0.6	0.4	1.1	0.9
Amortization of finance fees	0.5	0.6	1.2	1.1
Stock-based compensation	1.8	2.1	3.3	3.9
Product inventory write-downs	9.8	5.7	20.9	5.7
Deferred income tax benefit	(11.4)	(0.8)	(22.7)	(6.1)
Unrealized loss (gain) on foreign currency derivative instruments	0.5	(0.5)	2.1	(0.5)
Unrealized foreign exchange loss (gain)	3.7	—	(1.4)	—
Change in working capital accounts (Note 16)	(23.5)	(27.9)	(37.4)	(30.1)
Cash (used) generated by operating activities	(20.4)	53.6	(17.3)	130.2
INVESTING ACTIVITIES
Capital expenditures	(193.3)	(155.2)	(381.2)	(248.1)
Capitalized bond interest payment	(13.1)	—	(13.1)	—
Restricted cash	9.2	(2.1)	11.9	(4.0)
Reclamation deposits	19.1	0.3	24.3	0.3
Cash used in investing activities	(178.1)	(157.0)	(358.1)	(251.8)
FINANCING ACTIVITIES
(Costs) proceeds from issuance of common shares, net	(1.4)	20.4	(0.9)	25.8
Proceeds from senior unsecured note issuance	200.0	350.0	200.0	350.0
Proceeds from tangible equity units, net	213.6	—	213.6	—
Debt issuance costs	(8.2)	(10.4)	(8.2)	(11.9)
Gold Stream proceeds	45.0	—	90.0	—
Repayment of long-term debt, including capital lease obligation	(1.9)	(1.3)	(3.4)	(2.8)
Cash generated by financing activities	447.1	358.7	491.1	361.1
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1.8)	2.0	(0.7)	4.9
INCREASE IN CASH AND CASH EQUIVALENTS	246.8	257.3	115.0	244.4
Cash and cash equivalents, beginning of period	162.7	303.1	294.5	316.0
Cash and cash equivalents, end of period	$409.5	$560.4	409.5	$560.4
Supplementary cash flow information (Note 16)

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2012

(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(in millions, except share data in thousands)

Balances at January 1, 2012	167,964	$1,014.3	$52.6	$638.6	$24.0	1,729.5
Issuance of tMEDS	—	—	177.7	—	—	177.7
Amortization of stock-based compensation	—	—	3.2	—	—	3.2
Stock option exercises	180	1.8	(1.4)	—	—	0.4
Tax benefit of stock option exercises	—	—	(0.9)	—	—	(0.9)
Warrant exercises	393	0.8	—	—	—	0.8
Net loss	—	—	—	(13.7)	—	(13.7)
Other comprehensive loss	—	—	—	—	(7.6)	(7.6)
Balances at June 30, 2012	168,537	$1,016.9	$231.2	$624.9	$16.4	1,889.4

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted. This report should be read in conjunction with Thompson Creek Metals Company Inc.’s (“TCM” or the “Company”) consolidated financial statements and notes contained in its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

2. Liquidity

At June 30, 2012, TCM had $409.5 million of consolidated cash on hand, remaining proceeds from Royal Gold under the amended gold stream arrangement of $126.9 million, $120.8 million of undrawn capacity under its equipment lease financing for the mobile mining fleet at Mt. Milligan, $276.0 million of undrawn capacity under its revolving credit facility, and ongoing expected cash flow from operations.  At June 30, 2012, TCM’s future estimated cash capital project expenditures total approximately C$640 million to C$770 million for the Mt. Milligan project (through completion) together with the remaining cash payments for the Endako mill expansion. TCM continues to monitor its current costs, future cost estimates and scheduling for the Mt. Milligan project.

TCM’s ability to fund the completion of the Mt. Milligan project, satisfy its working capital needs and make its scheduled debt payments depends on its future operating performance and cash flow, average realized molybdenum prices, and its ability to access its current funding sources including its revolving credit facility, its equipment lease financing and its gold stream arrangement with Royal Gold.  As a result of operating losses in the second quarter of 2012, anticipated continued volatility in molybdenum prices, and TCM’s revised estimated production and cash cost guidance for Endako Mine, TCM anticipates that it will also need to obtain additional financing to complete the Mt. Milligan project.  TCM’s ability to access its existing funding sources depends on its compliance with certain financial covenants described below, including maintaining a ratio of consolidated secured total debt to consolidated EBITDA of 3.00 to 1.00 or less.  While as of June 30, 2012 TCM was in compliance with its financial covenants, given the recent operating results and the negative impacts to cash flow, TCM anticipates that it will be in breach of the consolidated secured total debt to consolidated EBITDA ratio as of September 30, 2012.

TCM is currently in negotiations with the lenders under its revolving credit facility to waive this financial covenant and amend its Credit Agreement to include additional new covenants.  TCM expects that any amendment to its Credit Agreement would be conditioned on its ability to supplement its existing liquidity.  To this end, on August 8, 2012, TCM entered into an amendment to its amended and restated gold stream agreement with Royal Gold pursuant to which TCM agreed to sell to Royal Gold an additional 12.25% of the refined gold production from Mt. Milligan for $200 million, plus $435 per ounce, or the prevailing market rate, if lower than $435 per ounce, when the gold is delivered.  Upon the closing of this transaction, TCM will have agreed to sell to Royal Gold a total of 52.25% of the refined gold production from its Mt. Milligan project, and Royal Gold’s aggregate investment (including amounts previously funded and commitments for future funding) in the refined gold from Mt. Milligan will have increased from $581.5 million to $781.5 million. The amendment will restrict TCM’s ability to incur debt in excess of $350 million that is secured by the assets of the Mt. Milligan project until the earlier of the date upon which 425,000 ounces of refined gold have been sold and delivered to Royal Gold pursuant to the agreement or the date upon which the aggregate dollar amount of the difference between the market price for the gold delivered to Royal Gold under the agreement and the price actually paid by Royal Gold pursuant to the terms of the agreement exceeds $280 million. The consummation of the transaction with Royal Gold is subject to the condition that the Company receives final approval for an amendment to its senior secured revolving credit agreement satisfactory to Royal Gold and approval of the Royal Gold transaction by the lenders thereunder within 30 days of the date of the Royal Gold amendment.  The Company is currently in negotiations with the revolving credit facility lenders to obtain these approvals.

There is no assurance that these transactions with TCM’s revolving credit facility lenders and Royal Gold will be completed or will provide sufficient liquidity to meet its ongoing needs.  Therefore, TCM is also exploring other alternatives to supplement its liquidity, including sales of assets, the issuance of additional debt or equity securities, and project finance transactions.  If TCM is unable to access its existing funding sources or to obtain additional financing on terms acceptable to TCM, or at all, TCM could incur significant delays in completing, or be unable to finance the completion of, the Mt. Milligan project, which could result in a material adverse effect on its operating results and financial condition.  If TCM is unable to secure an amendment to its revolving credit facility and to complete the proposed new transaction with Royal Gold, or to obtain alternative financing in replacement thereof, and it continues to incur expenditures at Mt. Milligan pursuant to its current development plan without delaying or suspending construction, TCM could face solvency issues in the September through December 2012 timeframe.

Continued declines in molybdenum prices in future periods will have a material adverse effect on TCM’s operating results and cash flows, resulting in difficulty in satisfying its working capital needs, scheduled debt service obligations and project development costs.

3. Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Accounts receivable include trade receivables of $40.5 million and other receivables of $15.8 million as of June 30, 2012. Accounts receivable as of December 31, 2011 included trade receivables of $41.9 million and other receivables of $29.9 million. Other receivables primarily consist of $10.3 million and $25.8 million of Canadian Harmonized Sales Tax refundable to TCM as of June 30, 2012 and December 31, 2011, respectively.

4. Inventory

The carrying value of product inventory is as follows:

	June 30,	December 31,
	2012	2011
Finished product	$63.4	$50.3
Work-in-process	20.1	25.7
Stockpiled ore	7.9	1.9
	$91.4	$77.9

As of June 30, 2012, the carrying value of our inventory exceeded the market value.  Total write-downs were $16.6 million and $27.7 million for the three and six months ended June 30, 2012, respectively. The write-downs of inventory have been included in operating expenses and depreciation, depletion and amortization in the accompanying consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2012.  As of June 30, 2011, the carrying value of TCM’s 75% share from the Endako Mine inventory exceeded the market value, resulting in an inventory write-down of $5.7 million.

During the second quarter of 2012, TCM evaluated and revised its average cost calculations and estimates to consider the commissioning of the new mill, as well as, the frequency of our lower of cost or market assessment from quarterly to monthly.  In accordance with

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

authoritative guidance, these changes were accounted for as a change in accounting estimate and were made on a prospective basis effective April 1, 2012. For the three months ended June 30, 2012, the effect of these changes on product inventory was an increase of $8.4 million, on depreciation was a decrease of $1.5 million, and on cost of sales was a decrease of $1.3 million.

5. Property, Plant, Equipment and Development

Property, plant, equipment and development is comprised of the following:

	June 30,	December 31,
	2012	2011
Mining properties	$1,157.7	$1,141.2
Mining equipment	813.4	355.0
Processing facilities	140.2	135.8
Construction in progress	888.9	972.8
Other	9.7	11.3
	3,009.9	2,616.1
Less: Accumulated depreciation, depletion and amortization	(286.2)	(256.7)
	$2,723.7	$2,359.4

The construction in progress balance includes nil and $403.5 million related to the mill expansion project at the Endako Mine and $858.7 million and $553.8 million related to the Mt. Milligan project as of June 30, 2012 and December 31, 2011, respectively.  No depreciation is currently being recognized on construction in progress related to the Mt. Milligan project as it has not been completed or placed into service.

6. Derivative Financial Instruments

TCM enters into various derivative financial instruments in its normal course of operations.  None of TCM’s derivative instruments are treated as hedges for accounting purposes, and all are recorded on the consolidated balance sheet at fair value with changes in fair value recorded to the consolidated statements of operations and comprehensive (loss) income, except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception. TCM is exposed to credit loss when counterparties with which it has entered into derivative transactions are unable to pay. To reduce counterparty credit exposure, TCM deals only with large credit-worthy financial institutions and companies and limits credit exposure to each. TCM believes the counterparties to the contracts to be credit-worthy entities, and therefore, TCM believes credit risk of counterparty non-performance is relatively low.  For information regarding the nature and types of TCM’s derivatives, see the references noted in the following tables.

The following table summarizes the location and fair value amounts of all derivative financial instruments in the consolidated balance sheets:

		Fair Value
		June 30,	December 31,
Derivative Type	Balance Sheet Classification	2012	2011
Derivative assets
Forward currency contracts(a)	Prepaid expense and other current assets	$0.3	$1.6
Total derivative assets		$0.3	$1.6
Derivative liabilities
Forward currency contracts(a)	Other current liabilities	$0.7	$—
Provisionally-priced sales(d)	Other current liabilities	0.1	—
Common stock purchase warrant derivatives(c)	Common stock purchase warrant derivatives	—	3.0
Total derivative liabilities		$0.8	$3.0

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

The following table sets forth the gains (losses) on derivative instruments for the three and six months ended June 30, 2012 and 2011:

		Gain/(loss)		Gain/(loss)
		Three Months Ended		Six Months Ended
	Statement of Operations	June 30,	June 30,	June 30,	June 30,
Derivative Type	Classification	2012	2011	2012	2011
Provisionally-priced sales(d)	Molybdenum sales	$(0.1)	$(0.3)	$(0.1)	$(0.4)
Provisionally-priced purchases(d)	Operating expenses	—	1.1	—	0.7
Commodity contract (b)	Operating expenses	(0.1)	—	—	—
Fixed-priced contracts(e)	Molybdenum sales	—	(0.4)	—	(0.8)
Forward currency contracts(a)	(Loss) gain on foreign exchange	(4.4)	(0.3)	(3.0)	0.3
Common stock purchase warrant derivatives(c)	Change in fair value of common stock purchase warrants	1.9	60.4	1.8	126.4
		$(2.7)	$60.5	$(1.3)	$126.2

(a)                               Forward Currency Contracts

TCM transacts business in various currencies in the normal course of its operations and for capital expenditures.  In addition, with all of its revenues denominated in US dollars, TCM has on-going foreign exchange risk with respect to its Canadian operations.  To help mitigate this risk, TCM, from time to time, enters into various derivative instruments such as foreign currency forward contracts, options and collars. The terms of these instruments are typically less than one year.  TCM records its currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts.  As of June 30, 2012, TCM had open foreign currency option contracts for C$69 million at exchange rates ranging from $1.00 to $1.04.

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

The following table summarizes common share warrant transactions during the current period:

Number of Warrants
(000’s)
Balance, December 31, 2011	7,621
Warrants exercised	(7,550)
Warrants expired	(71)
Balance, June 30, 2012	—

During the second quarter of 2012 approximately 7.5 million warrants were exercised.  In connection with this

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

exercise approximately 388,000 shares of common stock were issued and $0.4 million was paid in cash. As of June 30, 2012, there are no outstanding warrants.

For the six months ended June 30, 2012, TCM recorded a non-cash increase to common stock of $1.2 million representing the fair value of warrants exercised on the date of such exercise.

(d)                               Provisionally-Priced Contracts

Certain molybdenum sales contracts provide for provisional pricing as specified in such contracts.  These sales contain an embedded derivative related to the provisional pricing mechanism, which is bifurcated and accounted for as a derivative.

TCM also enters into provisionally-priced molybdenum purchase contracts that also contain an embedded derivative, which is bifurcated and accounted for as a derivative.  Changes to the fair values of the embedded derivatives related to provisionally-priced molybdenum purchases are included in operating expenses in the consolidated statements of operations and comprehensive (loss) income as the product is sold.

TCM determines the fair value of its provisionally-priced contracts using a market approach based upon observable inputs from published market prices and contract terms.

The following table sets forth TCM’s outstanding provisionally-priced contracts as of June 30, 2012, which all mature in 2012:

Pounds to be
Sold/Purchased
(000’s lb)
Provisionally-priced sales	270
Provisionally-priced purchases	895

(e)                                Fixed-Priced Contracts

TCM’s results of operations and operating cash flows are affected by changes in market prices for molybdenum. To mitigate a portion of this risk, TCM enters into certain molybdenum sales contracts pursuant to which it sells future production at fixed prices. These fixed prices may be different than the quoted market prices at the date of sale.  As of June 30, 2012, there are no fixed-priced contracts outstanding.

7. Fair Value Measurement

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

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

	Fair Value at June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts	$0.3	$—	$0.3	$—
	$0.3	$—	$0.3	$—
Liabilities:
Foreign currency contracts	$0.7	$—	$0.7	$—
Senior unsecured notes	469.0	—	—	469.0
tMEDS	29.8	—	—	29.8
Provisionally-priced sales	0.1	—	0.1	—
	$499.6	$—	$0.8	$498.8

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts	$1.6	$—	$1.6	$—
	$1.6	$—	$1.6	$—
Liabilities:

Senior unsecured notes	$309.0	$—	$—	$309.0
Common stock purchase warrant derivatives	3.0	3.0	—	—
	$312.0	$3.0	$—	$309.0

The following table sets forth a summary of the fair value of TCM’s Level 3 financial assets and liabilities for the six months ended June 30, 2012:

		Fixed-
		Priced
	Total	Contracts	Debt
Balance at January 1, 2012	$309.0	$—	$309.0
Issuance of senior unsecured notes	200.0		200.0
Issuance of tMEDS	35.9		35.9
Unrealized gain (loss)	(46.1)		(46.1)
Balance at June 30, 2012	$498.8	$	$498.8

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

8.  Capital Lease

On March 30, 2011, TCM entered into an equipment financing facility, which was amended and restated on December 9, 2011 (the “Equipment Facility”), pursuant to which Caterpillar Financial Services Limited (“Caterpillar”) agreed to underwrite up to $132.0 million in mobile fleet equipment financing for the Mt. Milligan project. Each borrowing under the Equipment Facility

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

represents a capital lease and will have a term of 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at TCM’s option. TCM’s ability to borrow under the Equipment Facility terminates in December 2013 (or such later date as may be agreed upon by Caterpillar), and any unused commitments under the Equipment Facility will then terminate and no longer be available to TCM. At the end of each 60-month lease period, TCM has the option to purchase the underlying equipment for a nominal sum. Under the terms of the Equipment Facility, we are required to be in compliance with the financial covenants contained in our revolving credit facility described below.  As of June 30, 2012, TCM had $11.2 million in outstanding borrowings under the Equipment Facility and was in compliance with its covenants. Interest pertaining to the Equipment Facility is allocable to the cost of developing mining properties and is capitalized until assets are ready for their intended use. For the three and six months ended June 30, 2012, TCM capitalized $0.3 million, respectively, of the interest and debt issuance costs associated with the Equipment Facility.

9. Debt

TCM’s total debt consists of the following:

	June 30,	December 31,
	2012	2011
Senior unsecured notes	$550.0	$350.0
Tangible Equity Units (tMEDS)	35.9	—
Equipment loans	13.6	16.1
Other	0.4	0.6
Total debt	599.9	366.7
Less: Current portion	(16.8)	(5.7)
Total long-term debt	$583.1	$361.0

Credit Facility

As of June 30, 2012, TCM has in place a $300 million senior secured revolving credit agreement (the “Credit Agreement”).  On May 11, 2012, the Company executed a fourth amendment to the Credit Agreement which provided for certain changes to the negative covenants in the Credit Agreement to permit the issuance of the tMEDS and the 2019 Notes.  The amendment also suspended the consolidated leverage ratio and consolidated interest coverage ratio tests from the fiscal quarter ending June 30, 2012 through the fiscal quarter ending December 31, 2013, but provides that the Company must satisfy (i) a consolidated secured leverage ratio test as of June 30, 2012 through December 31, 2013 by maintaining a ratio of consolidated secured total debt to consolidated EBITDA of 3.00 to 1.00 or less and (ii) a minimum liquidity test of $75,000,000 at the end of each fiscal quarter until the completion of the Mt. Milligan project. The consolidated secured leverage ratio test is calculated at the end of each quarter based on the prior four quarters financial results. As of June 30, 2012, TCM was in compliance with the Credit Agreement’s financial covenants. The obligations of TCM under the Credit Agreement are secured by a senior lien on substantially all of the tangible and intangible assets of TCM.

As further discussed in Note 2, TCM is currently in negotiations with the lenders under its revolving credit facility to waive this financial covenant and amend its Credit Agreement to include additional new covenants.  TCM expects that any amendment to its Credit Agreement would be conditioned on its ability to supplement its existing liquidity.  To this end, on August 8, 2012, TCM entered into an amendment to its amended and restated gold stream agreement with Royal Gold pursuant to which TCM agreed to sell to Royal Gold an additional 12.25% of the refined gold production from Mt. Milligan for $200 million, plus $435 per ounce, or the prevailing market rate, if lower than $435 per ounce, when the gold is delivered.  Upon the closing of this transaction, TCM will have agreed to sell to Royal Gold a total of 52.25% of the refined gold production from its Mt. Milligan project, and Royal Gold’s aggregate investment (including amounts previously funded and commitments for future funding) in the refined gold from Mt. Milligan will have increased from $581.5 million to $781.5 million. The consummation of the transaction with Royal Gold is subject to the condition that the Company receives final approval for an amendment to its senior secured revolving credit agreement satisfactory to Royal Gold and approval of the Royal Gold transaction by the lenders thereunder within 30 days of the date of the Royal Gold amendment.  The Company is currently in negotiations with the revolving credit facility lenders to obtain these approvals.

During 2012, TCM’s reclamation bond at TC Mine increased from $25.5 million to $42.3 million and its share of reclamation costs at Endako Mine increased from $5.2 million to $11.6 million.  The $42.3 reclamation bond at TC Mine was issued in the form of a surety bond and the original escrow reclamation deposit of $19.1 million was released.  The $11.6 million reclamation bond at Endako Mine was issued in the form of a letter of credit under TCM’s Credit Agreement, and the original $5.2 million reclamation deposit was released. As of June 30, 2012, TCM had no outstanding borrowings under the Credit Agreement and had issued and outstanding $24.0 million in letters of credit under the Credit Agreement. Commitment fees for the three and six months ended June 30, 2012 related to the Credit Agreement were $0.6 million and $1.3 million, respectively. For the three and six months ended June 30, 2012, TCM capitalized $0.1 million of the interest and debt issuance costs associated with the Credit Agreement. At June 30, 2012 TCM had undrawn borrowing capacity of $276.0 million under the revolving credit facility.

7.375% Senior Unsecured Notes

On May 20, 2011, TCM issued $350 million of 7.375% senior unsecured notes (the “2018 Notes”).  The proceeds received in the offering were $339.9 million, which were net of financing fees of $10.1 million. For the three and six months ended June 30, 2012, TCM capitalized $6.7 million and $13.7 million, respectively, of the interest and debt issuance costs associated with the 2018 Notes. TCM is utilizing the net proceeds from the 2018 Notes offering to fund the development of Mt. Milligan and for general working capital purposes. The 2018 Notes are guaranteed on a senior basis by substantially all of our subsidiaries.

The 2018 Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year. Interest is payable in cash semi-annually in arrears on June 1 and December 1 to the holders of record at the close of business on the May 15 and November 15 prior to each interest payment date, and the first interest payment occurred on December 1, 2011.

The 2018 Notes are redeemable at TCM’s option, in whole or in part, at any time on or after June 1, 2014. TCM may also redeem up to 35% of the original principal amount of the 2018 Notes at any time prior to June 1, 2014 with the proceeds of certain equity offerings at a redemption price of 107.375% of the principal amount of the 2018 Notes, together with accrued and unpaid interest to, but not including, the date of redemption. The Company may also redeem the 2018 Notes at any time on or after June 1, 2014 at the redemption prices specified in the Indenture together with accrued and unpaid interest to, but not including, the date of redemption. Finally, the Company may redeem the 2018 Notes at any time upon the occurrence of specified events relating to Canadian tax law, at a redemption price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

For purposes of the fair market value disclosed in Note 7, the carrying values of the 2018 Notes as of June 30, 2012 and December 31, 2011, were higher than the fair values of approximately $272.6 million and $309.0 million, respectively.  TCM determined the fair values of the 2018 Notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

The 2018 Notes include both standard financial and non-financial covenants, including, among others, limitations on incurring additional indebtedness, making restricted payments and allowing new liens.  As of June 30, 2012, TCM was in compliance with these covenants.

As further discussed in Note 2, TCM’s ability to fund the completion of the Mt. Milligan project, satisfy its working capital needs and make its scheduled debt payments, depends on its future operating performance and cash flow, average realized molybdenum prices, and its ability to access its current funding sources, including its revolving credit facility, its equipment lease financing and its gold stream arrangement with Royal Gold.  As a result of operating losses in the second quarter of 2012, anticipated continued volatility in molybdenum prices, and TCM’s revised estimated production and cash cost guidance for Endako Mine, TCM anticipates that it will also need to obtain additional financing to complete the Mt. Milligan project.  TCM’s ability to access its existing funding sources depends on its compliance with certain financial covenants described below, including maintaining a ratio of consolidated secured total debt to consolidated EBITDA of 3.00 to 1.00 or less.  While as of June 30, 2012 TCM was in compliance with its financial covenants, given the recent operating results and the negative impacts to cash flow, TCM anticipates that it will be in breach of the consolidated secured total debt to consolidated EBITDA ratio as of September 30, 2012.

12.5% Senior Unsecured Notes

On May 11, 2012, TCM issued $200 million of 12.5% senior unsecured notes (the “2019 Notes”). The proceeds received in the offering were $193.1 million, which were net of financing fees of $6.9 million.  For the three months and six months ended June 30, 2012, TCM capitalized $3.6 million of the interest and debt issuance costs associated with the 2019 Notes. TCM is utilizing the net proceeds from the 2019 Notes offering to fund the development of Mt. Milligan and for general working capital purposes. The 2019 Notes are guaranteed on a senior basis by substantially all of our subsidiaries.

The 2019 Notes mature on May 1, 2019 and accrue interest from May 1, 2012 until maturity at a fixed rate of 12.5% per year. Interest on the 2019 Notes is payable on May 1 and November 1 of each year, commencing November 1, 2012, to the holders of record at the close of business on the April 15 and October 15 prior to each interest payment date.

The 2019 Notes are redeemable at TCM’s option at any time prior to May 1, 2016 at a price equal to 100% of the principal amount of the 2019 Notes, plus accrued and unpaid interest and a make-whole premium.  TCM may also redeem up to 35% of the original principal amount of the 2019 Notes at any time prior to May 1, 2015 with the proceeds of certain equity offerings at a redemption price of 112.5% of the principal amount of the 2019 Notes, together with accrued and unpaid interest to, but not including, the date of redemption. TCM may also redeem the 2019 Notes at any time on or after May 1, 2016 at the redemption prices specified in the Indenture together with accrued and unpaid interest to, but not including, the date of redemption. Finally, TCM may redeem the 2019 Notes at any time upon the occurrence of specified events relating to Canadian tax law, at a redemption price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

For purposes of the fair market value disclosed in Note 7, the carrying values of the 2019 Notes as of June 30, 2012 were higher than the fair values of approximately $196.4 million.  TCM determined the fair values of the 2019 Notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.

The 2019 Notes include both standard financial and non-financial covenants, including, among others, limitations on incurring additional indebtedness, making restricted payments and allowing new liens.  As of June 30, 2012, TCM was in compliance with these covenants.

As discussed above, while as of June 30, 2012 TCM was in compliance with its financial covenants, given the recent operating results and the negative impacts to cash flow, TCM anticipates that it will be in breach of the consolidated secured total debt to consolidated EBITDA ratio as of September 30, 2012.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

Mobile Mining Equipment Loans

On December 8, 2010, TCM executed an equipment financing agreement with Caterpillar Financial Services Ltd. (“Caterpillar”) in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during 2010. This fixed rate loan bears interest at 3.6%, is scheduled to mature no later than December 8, 2015 and has an outstanding payable amount of $9.2 million as of June 30, 2012. TCM has an additional fixed rate loan bearing interest at 5.9% that is scheduled to mature no later than October 31, 2013 and has an outstanding payable of $4.4 million as of June 30, 2012.

10. Tangible Equity Units (tMEDS)

On May 11, 2012, TCM completed a public offering of 8,800,000 tMEDS with a stated value of $25.00. Each tMEDS unit consists of a prepaid common stock purchase contract and a senior amortizing note due May 15, 2015. The prepaid common stock purchase contracts have been recorded as additional paid-in-capital (a component of shareholders’ equity), net of issuance costs, and the senior amortizing notes have been recorded as long-term debt. Issuance costs associated with the debt component were recorded as a prepaid expense, which will be amortized using the effective interest rate method over the term of the instrument to May 15, 2015. TCM allocated the proceeds from the issuance of the tMEDS to equity and debt based on the relative fair values of the respective components of each tMEDS unit. The proceeds received in the offering were $212.3 million, which were net of financing fees of $7.7 million.  For the three and six months ended June 30, 2012, TCM capitalized $0.6 million of the interest and debt issuance costs associated with the tMEDS. The aggregate values assigned to each component of the tMEDS offering are as follows:

(unaudited — US$ in millions except per unit amounts)

	Equity	Debt	tMEDS
	Component	Component	Total
Units issued (1)	8.8	8.8	8.8
Unit price	$20.924688	$4.0753120	$25.00
Gross proceeds	184.1	35.9	220.0
Issuance costs	(6.4)	(1.3)	(7.7)
Net proceeds	$177.7	$34.6	$212.3

Balance sheet impact:
Other assets (prepaid issuance costs)	$—	$1.3	$1.3
Long-term debt	$—	$35.9	$35.9
Additional paid-in capital	$177.7	$—	$177.7

(1)          There are two components of each tMEDS unit; therefore, there are 8.8 million units of the equity component, 8.8 million units of the debt component, and 8.8 million units of tMEDS, which includes both the debt and equity components.

The fair value of the debt component was determined using a discounted cash flow model using the following assumptions: (1) quarterly cash payments of 6.5%; (2) a maturity date of May 15, 2015; and (3) an assumed discount rate of 11.68%. The discount rate used for estimating the fair value was determined by obtaining yields for comparably-rated issuers trading in the market, considering the market yield of existing TCM debt and the credit rating of TCM. The debt component was recorded at fair value, will be amortized using the level yield method over the term of the instrument, and will be fully amortized at the settlement date of May 15, 2015.

The fair value of the equity component was determined using a Kynex valuation model using the following weighted-average assumptions: (1) issue premium 17.5%; (2) expected volatilities of 40% and 37%; (c) credit spread of 900bps; and (4) term of 3 years.

Each senior amortizing note will have an initial principal amount of $4.075312, bear interest at 11.68% per annum, and have a scheduled final installment payment date of May 15, 2015. On each February 15, May 15, August 15, and November 15, commencing

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

on August 15, 2012, TCM will pay equal quarterly installments of $0.406250 on each amortizing note. Each payment will constitute a payment of interest and a partial repayment of principal.

Each prepaid common stock purchase contract will automatically settle on May 15, 2015, unless settled earlier as described below, and TCM will deliver not more than 5.3879 shares and not less than 4.5855 shares of its common stock based on the applicable market value (the average of the volume weighted average price of TCM common stock for the twenty (20) consecutive trading days immediately preceding May 15, 2015) as follows:

Applicable Market Value	Settlement
of TCM Common Stock	Rate
Less than or equal to $4.64	5.3879
Between $4.64 and $5.45	Number of shares equal to $25, divided by the applicable market price
Greater than or equal to $5.45	4.5855

At any time prior to the third business day immediately preceding May 15, 2015, the holder may settle the purchase contract early. Purchase contracts settled prior to November 10, 2012 will be settled at 4.3562, which is 95% of the minimum settlement rate.  Purchase contracts settled on or after November 11, 2012 but prior to the third business day preceding May 15, 2015 will be settled for 4.5855, subject in either case to certain adjustments.  Upon settlement, an amount equal to $1.00 per common share issued will be reclassified from additional paid-in capital to common stock.

For purposes of the fair market value disclosed in Note 7, the carrying values of the tMEDS as of June 30, 2012 were higher than the fair values of approximately $29.8 million.  TCM determined the fair values of the tMEDS using a discounted cash flow valuation model, consisting of inputs such as credit spreads and the current trading price of the tMEDS.

11.  Stock-Based Compensation

On May 6, 2010, TCM’s shareholders approved the 2010 Long-Term Incentive Plan (“LTIP”) and the 2010 Employee Stock Purchase Plan (“ESPP”).  The LTIP allows TCM to grant stock options, share appreciation rights, restricted shares, restricted share units, performance share units, or shares as bonus compensation.  As of June 30, 2012, TCM has granted stock options, performance share units (“PSUs”) and restricted share units (“RSUs”) under the LTIP, as discussed below.

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

The following table summarizes stock option activity during the six months ended June 30, 2012:

		Weighted-Average
	Shares (000’s)	Exercise Price (C$)
Stock options outstanding at January 1, 2012	2,989	$12.72
Granted	114	6.15
Exercised	(35)	7.12
Canceled/expired	(530)	12.40
Stock options outstanding at June 30, 2012	2,538	$12.85

For the three and six months ended June 30, 2012, TCM recorded compensation expense related to stock options of $0.3 million and $0.6 million, respectively.

For the three and six months ended June 30, 2011, TCM recorded compensation expense related to stock options of $1.3 million and $2.6 million, respectively.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

b)                                    Performance Share Units

The following table summarizes the PSU activity during the six months ended June 30, 2012:

		Weighted-Average
	Shares (000’s)	Fair Value (US$)
Outstanding at January 1, 2012	495	$11.91
PSUs Granted	381	12.01
Outstanding at June 30, 2012	876	$11.95

The vesting of PSUs granted prior to January 1, 2012 is contingent upon employee service and the performance of TCM’s share price relative to the established award price.  At each anniversary date during the vesting period, if the per share closing price of TCM’s common stock on such date is at or higher than the award price, then the awards will vest one-third, and the requisite shares will be issued.  If the closing price is less than the award price, and, therefore, the share price condition is not achieved, then those PSUs do not vest and are carried forward to the following anniversary date.  Any PSUs not vested at the end of the three-year vesting period will expire.

The vesting of the PSUs granted during the first quarter of 2012 is contingent upon two performance metrics:  1) the Company Total Shareholder Return (TSR) relative to the Russell 2000 Index as measured by the Relative TSR performance percentage as set forth by the plan administrator, and 2) the replaced proven and probable mine reserves as measured by the replacement reserves percentage as set forth by the plan administrator.  The PSUs cliff vest three years from the date of issuance upon achievement of the above metrics.

All PSUs granted are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant.  The Monte Carlo model is based on random projections of stock price paths.  For the three and six months ended June 30, 2012, TCM recorded compensation expense related to the PSUs of $0.7 million and $1.3 million, respectively.  TCM recorded $0.4 million and $0.7 million of expense related to the PSUs for the three and six months ended June 30, 2011.

c)                                      Restricted Stock Units

The following table summarizes the RSU activity during the six months ended June 30, 2012:

		Weighted-Average
	Shares (000’s)	Fair Value (US$)
Outstanding at January 1, 2012	306	$10.33
RSUs granted	413	8.82
RSUs vested and common shares issued	(72)	10.12
RSUs canceled/expired	(65)	10.35
Outstanding at June 30, 2012	582	$9.30

TCM accounts for RSUs at fair value, which is based on the market value of TCM’s common shares on the day of grant and recognized over the vesting period of one to three years.  Upon vesting, TCM will issue the requisite shares.  TCM recorded $0.7 million and $1.1 million of compensation expense related to its RSUs for the three and six months ended June 30, 2012, respectively.  TCM recorded compensation expense of $0.3 million and $0.5 million related to its RSUs for each of the three and six months ended June 30, 2011.

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

In May 2010, the Stellat’en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and TCM alleging that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty to consult with the Stellat’en First Nation in relation to the impacts of the Endako Mine and the mill expansion.  The petitioners sought a declaration that the Provincial Crown has not fulfilled its duty to consult with them in relation to the mill expansion project, a declaration that the mining permits and/or tenures held by TCM are invalid, an order quashing or setting aside the decision to issue a permit amendment to TCM, and an injunction prohibiting further construction or alterations relating to the mill expansion project.  The government and TCM filed materials in response to the petition, and the matter was heard by the Supreme Court of British Columbia in a hearing that took place in late February and early March of 2011.  On August 5, 2011, the Court dismissed the petitioners’ claims in full.  On August 17, 2011, the Stellat’en First Nation filed a notice of appeal from that decision to the Court of Appeal of British Columbia seeking to have the decision of the Supreme Court of British Columbia set aside and seeking an order staying the permit amendment and any future permitting until the Province has engaged in further consultation.  On April 13, 2012, the Stellat’en First Nation, the government and TCM agreed to put the appeal into abeyance for 120 days to allow for discussions between the Stellat’en First Nation and the government.  If these discussions do not result in a resolution of the matter, the hearing of the appeal will proceed on November 26, 27 and 28, 2012.

In January, August and December of 2010, the Nak’azdli First Nation commenced separate legal proceedings against Federal or Provincial governments in Canada asserting that it was not adequately consulted by such governments before Terrane was granted various approvals relating to the Mt. Milligan project.  On June 12, 2012, the Provincial government and the Nak’azdli First Nation entered into a Economic and Community Development Agreement whereby the Nak’azdli First Nation agreed to terminate all of the pending litigation by filing in each of the proceedings a consent dismissal order (or its equivalent) within 30 days.

Legal Matters - Subsequent Events

As of July 12, 2012, the Nak’azdli First Nation has applied to the relevant courts and quasi-judicial tribunals to dismiss all of its pending litigation relating to the Mt. Milligan project.

Molybdenum Purchases

In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of June 30, 2012, TCM had commitments to purchase approximately 14 million pounds of molybdenum sulfide concentrate throughout the remainder of 2012 to 2014, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

Molybdenum Sales

In the normal course of operations, TCM enters into certain molybdenum sales contracts where it sells future production at fixed prices.  As of June 30, 2012, TCM had no outstanding commitments.

Copper Concentrate Sales

On June 29, 2012, Terrane entered into two Copper Concentrate Sales Agreements whereby Terrane, among other things, agreed to sell 55% of the copper-gold-silver concentrate produced at Mt. Milligan during 2013 and 2014 and approximately 80,000 dry metric tons (“DMT”) in each of the two calendar years thereafter.

Capital Purchase Commitments

As of June 30, 2012, TCM had open purchase orders, contracts and capital purchase commitments of $288.3 million for engineering and equipment related to the development of Mt. Milligan and nil related to the mill expansion at the Endako Mine.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

Guarantees

As discussed in the 2011 Form 10-K, on December 9, 2009, TCM entered into a credit support agreement with British Columbia Hydro and Power Authority (“BC Hydro”) related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the Endako mill expansion project.  Subsequent to the commissioning of the new mill and subject to annual measurements of BC Hydro’s incremental revenues following the mill’s commissioning, some or all of this financial assurance may, thereafter, be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The amount of the guarantee as of June 30, 2012 was C$16.5 million. As part of the financial guarantee, TCM provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro.  The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility.  At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

As of June 30, 2012, a shortfall in Endako’s future electric power usage that would result in incremental payments to BC Hydro is not deemed to be probable.  As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

13.  Income and Mining Taxes

Income and mining taxes for the three months ended June 30, 2012 is a benefit of $10.8 million compared to an expense of $14.6 million for the three months ended June 30, 2011.  Income and mining taxes for the six months ended June 30, 2012 is a benefit of $22.9 million compared to an expense of $26.6 million for the six months ended June 30, 2011.  The tax benefit/expense differ from the tax that would result from applying the Canadian federal and provincial income tax rates primarily due to the US percentage depletion benefit and the pre-tax book loss (which was primarily attributable to Canadian operations) in the three and six months ended June 30, 2012 and the US percentage depletion benefit and the non-taxable gain due to the change in the fair value of TCM’s common stock purchase warrants in the three and six months ended June 30, 2011. The tax benefit for the six months ended June 30, 2012 was also impacted by an immaterial correction of $1.8 million related to the British Columbia mineral tax associated with TCM’s share of the expansion costs at the Endako Mine.  The adjustment relates to the quarter ended December 31, 2011.

14. Net (Loss) Income per Share

The following is a reconciliation of net (loss) income and weighted-average common shares outstanding for purposes of calculating diluted net (loss) income per share for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (loss) income	$(14.8)	$116.8	$(13.7)	$245.7
Basic weighted-average number of shares outstanding	168.2	167.3	168.1	166.4
Effect of dilutive securities
Common stock purchase warrants	—	4.5	—	7.5
Share based awards	—	0.5	—	0.8
Diluted weighted-average number of shares outstanding	168.2	172.3	168.1	174.7
Net (loss) income per share
Basic	$(0.09)	$0.70	$(0.08)	$1.48
Diluted	$(0.09)	$0.68	$(0.08)	$1.41

For the three and six months ended June 30, 2012, approximately 2.5 million of stock options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM’s common stock for the period.  In addition, 0.9 million PSUs were excluded from the computation of diluted weighted-average shares as the award price exceeded the closing price of TCM’s common stock as of June 30, 2012.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

For the three and six months ended June 30, 2011, approximately 2.6 million and 1.2 million stock options, respectively, were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM’s common stock for the period.  In addition, 0.5 million PSUs were excluded from the computation of diluted weighted-average shares as the award price exceeded the closing price of TCM’s common stock as of June 30, 2011.

15. Related Party Transactions

Total sales by TCM to Sojitz Moly Resources, Inc. (“Sojitz”), Endako Mine’s joint venture partner, were $34.8 million and $68.5 million for the three and six months ended June 30, 2012, respectively. This represented 30.7% and 30.2% of TCM’s total revenues for the three and six months ended June 30, 2012, respectively.

Total sales to Sojitz were $50.6 million and $103.1 million for the three and six months ended June 30, 2011, respectively. This represented 26.5% and 25.9% of TCM’s total revenues for the three and six months ended June 30, 2011, respectively.

For the three and six months ended June 30, 2012, TCM recorded management fee income of $0.1 million and $0.2 million, respectively, and selling and marketing expenses of $0.1 million and $0.3 million, respectively, from Sojitz.

For the three and six months ended June 30, 2011, TCM recorded management fee income of $0.1 million and $0.2 million, respectively, and selling and marketing expenses of $0.2 million and $0.4 million, respectively, from Sojitz.

As of June 30, 2012 and December 31, 2011, TCM’s related accounts receivable owing from Sojitz were $11.0 million and $6.8 million, respectively.

16. Supplementary Cash Flow Information

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Change in working capital accounts:
Accounts receivable	$(10.7)	$2.0	$9.5	$(31.2)
Product inventory	(17.5)	(22.8)	(34.9)	(15.2)
Material and supplies inventory	(2.0)	(1.9)	(0.6)	(2.5)
Prepaid expense and other current assets	2.8	1.1	0.6	3.5
Income tax receivable	(6.0)	0.9	(5.3)	6.7
Accounts payable and accrued liabilities	12.1	4.3	(5.7)	8.7
Income and mining taxes payable	(2.2)	(11.5)	(1.0)	(0.1)
	$(23.5)	$(27.9)	$(37.4)	$(30.1)
Cash interest paid	$13.2	$0.2	$13.4	$0.4
Cash income taxes paid	$8.9	$25.5	$11.1	$25.5

Non-cash investing and financing activities

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	-	-
Investing activities
Acquisition of property, plant and equipment	$(3.7)	$—	$(3.7)	$—
Change in capital expenditure accrual	$0.1	$(14.9)	$(20.2)	$(43.4)
Financing activities
Capital lease	$3.7	$—	$3.7	$—

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

17. Concentration of Credit Risk

TCM is exposed to counterparty risk from its cash and cash equivalent balances and its reclamation deposits held by financial institutions and governmental entities. TCM monitors its positions with, and the credit quality of, the financial institutions and companies in which it invests its cash and cash equivalents and that hold its reclamation deposits. Counterparties to cash balances, investments and its reclamation deposits, other than balances maintained in various bank operating accounts, are US and Canadian institutions and the US and Canadian governments. TCM’s investment policy limits investments to government-backed financial instruments, commercial paper, and other investments meeting the guidelines of its investment policy.

TCM manages its credit risk from its accounts receivable through its collection activities. As of June 30, 2012, TCM had 5 customers which owed TCM more than $3.0 million and accounted for approximately 44.7% of all receivables outstanding. Another 7 customers had balances greater than $1.0 million but less than $3.0 million that accounted for approximately 13.0% of total receivables.  All of these customers were compliant with credit terms and scheduled payment dates.

TCM’s maximum counterparty and credit risk exposure is the carrying value of its cash and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and fixed rate debt, excluding the senior unsecured notes, as discussed in Note 7, approximate fair value as of June 30, 2012.

18. Segment Information

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

TCM’s chief operating decision makers (Chief Executive Officer and Chief Operating Officer) evaluate segment performance based on segment revenue less costs and expenses. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration, and interest income and expense items to its reporting segments, unless such expenditures are directly related to segment operations.  Segment information for the three and six months ended June 30, 2012 and 2011 is as follows:

For the three months ended June 30, 2012:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$90.0	$20.8	$—	$(1.2)	$109.6
Tolling, calcining and other	3.9	—	—	—	3.9
	93.9	20.8	—	(1.2)	113.5
Cost and expenses
Operating expenses	83.2	25.7	—	(1.1)	107.8
Selling and marketing	1.2	0.7	—	(0.3)	1.6
Depreciation, depletion and amortization	5.5	8.5	—	—	14.0
Accretion expense	0.4	0.1	0.1	—	0.6
	90.3	35.0	0.1	(1.4)	124.0
Segment revenue less costs and expenses	3.6	(14.2)	(0.1)	0.2	(10.5)
Other segment expenses
Loss on foreign exchange	0.7	0.9	4.0	—	5.6
Segment income (loss) before income and mining taxes	$2.9	$(15.1)	$(4.1)	$0.2	$(16.1)

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

For the three months ended June 30, 2011:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$163.0	$23.2	$—	$—	$186.2
Tolling, calcining and other	4.7	—	—	—	4.7
	167.7	23.2	—	—	190.9
Cost and expenses
Operating expenses	71.2	20.5	—	—	91.7
Selling and marketing	2.1	0.7	—	(0.3)	2.5
Depreciation, depletion and amortization	9.9	7.3	—	—	17.2
Accretion expense	0.3	0.1	—	—	0.4
	83.5	28.6	—	(0.3)	111.8
Segment revenue less costs and expenses	84.2	(5.4)	—	0.3	79.1
Other segment expenses
Loss (gain) on foreign exchange	—	0.4	(3.3)	—	(2.9)
Segment income (loss) before income and mining taxes	$84.2	$(5.8)	$3.3	$0.3	$82.0

For the six months ended June 30, 2012:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$174.5	$45.9	$—	$(1.2)	$219.2
Tolling, calcining and other	7.9	—	—	—	7.9
	182.4	45.9	—	(1.2)	227.1
Cost and expenses
Operating expenses	154.1	57.2	—	(1.1)	210.2
Selling and marketing	2.2	1.5	—	(0.6)	3.1
Depreciation, depletion and amortization	11.2	19.0	—	—	30.2
Accretion expense	0.8	0.2	0.1	—	1.1
	168.3	77.9	0.1	(1.7)	244.6
Segment revenue less costs and expenses	14.1	(32.0)	(0.1)	0.5	(17.5)
Other segment expenses
Loss on foreign exchange	0.1	—	1.0	—	1.1
Segment income (loss) before income and mining taxes	$14.0	$(32.0)	$(1.1)	$0.5	$(18.6)

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

For the six months ended June 30, 2011:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$330.4	$58.2	$—	$—	$388.6
Tolling, calcining and other	9.0	0.1	—	(0.1)	9.0
	339.4	58.3	—	(0.1)	397.6
Cost and expenses
Operating expenses	143.4	46.4	—	(0.1)	189.7
Selling and marketing	4.0	1.7	—	(0.8)	4.9
Depreciation, depletion and amortization	19.8	15.4	—	—	35.2
Accretion expense	0.7	0.2	—	—	0.9
	167.9	63.7	—	(0.9)	230.7
Segment revenue less costs and expenses	171.5	(5.4)	—	0.8	166.9
Other segment expenses
Loss (gain) on foreign exchange	—	1.3	(3.3)	—	(2.0)
Segment income (loss) before income and mining taxes	$171.5	$(6.7)	$3.3	$0.8	$168.9

Reconciliation of segment income to net income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Segment (loss) income	$(16.1)	$82.0	$(18.6)	$168.9
Other (income) expense
Change in fair value of common stock purchase warrants	(1.9)	(60.4)	(1.8)	(126.4)
General and administrative	7.0	6.4	15.1	14.3
Exploration	0.6	3.2	1.4	6.8
Interest expense, net	1.3	0.8	2.6	1.7
Loss (gain) on foreign exchange	2.3	0.5	0.2	(0.1)
Corporate depreciation	0.3	0.4	0.9	0.8
Other	(0.1)	(0.3)	(0.4)	(0.5)
(Loss) income before income and mining taxes	(25.6)	131.4	(36.6)	272.3
Income and mining tax (benefit) expense	(10.8)	14.6	(22.9)	26.6
Net (loss) income	$(14.8)	$116.8	$(13.7)	$245.7

Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, is as follows:

As of June 30, 2012	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Corporate	Total
Capital expenditures(1)	$8.8	$71.6	$300.4	$0.4	$381.2
Property, Plant, Equipment and Development, net	$291.3	$717.4	$1,708.9	$6.1	$2,723.7
Goodwill	$47.0	$—	$—	$—	$47.0
Assets	$561.4	$782.4	$1,839.8	$271.1	$3,454.7
Liabilities	$90.7	$100.5	$749.8	$624.3	$1,565.3

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

	US	Canadian
	Operations	Operations	Copper-Gold
As of June 30, 2011	Molybdenum	Molybdenum	(Development)	Corporate	Total
Capital expenditures(1)	$13.9	$112.0	$120.2	$2.0	$248.1
Property, Plant, Equipment and Development, net	$281.9	$625.2	$1,076.5	$6.7	$1,990.3
Goodwill	$47.0	$—	$—	$—	$47.0
Assets	$736.0	$719.8	$1,247.5	$204.1	$2,907.4
Liabilities	$116.4	$156.1	$458.5	$428.3	$1,159.3

(1)  Property, Plant, Equipment and Development are for the six months ended June 30.

19.  Guarantor Financial Information

TCM has not presented separate combined financial statements of subsidiary guarantors that guarantee the 2018 Notes and 2019 Notes, because (1) each of the subsidiary guarantors is wholly owned by TCM, (2) the guarantees are full and unconditional, (3) the guarantees are joint and several, and (4) TCM has no independent assets and operations, and all subsidiaries of TCM other than the subsidiary guarantors are minor.

Pursuant to the indentures governing the 2018 Notes and the 2019 Notes, a guarantor may be released from its guarantee obligations only under certain customary circumstances specified in the indentures, namely upon (1) the sale or other disposition (including by way of merger, amalgamation or consolidation) of such guarantor, (2) a release or discharge of such guarantor from its guarantee under the Credit Agreement and certain other indebtedness, (3) the designation of such guarantor as an unrestricted subsidiary for covenant purposes in accordance with the terms of the indentures, (4) upon a legal defeasance or covenant defeasance, or (5) upon the full satisfaction of our obligations under the indentures.

20.  Subsequent Events

Gold Stream Arrangement — Subsequent Event

On August 8, 2012, TCM entered into an amendment to its amended and restated gold stream agreement with Royal Gold pursuant to which TCM agreed to sell to Royal Gold an additional 12.25% of the refined gold production from Mt. Milligan for $200 million, plus $435 per ounce, or the prevailing market rate, if lower than $435 per ounce, when the gold is delivered.  The consummation of the transaction with Royal Gold is subject to the condition that the Company receives final approval for an amendment to its senior secured revolving credit agreement satisfactory to Royal Gold and approval of the Royal Gold transaction by the lenders thereunder within 30 days of the date of the Royal Gold amendment.  The Company is currently in negotiations with the revolving credit facility lenders to obtain these approvals.

Upon the closing of this transaction, TCM will have agreed to sell to Royal Gold a total of 52.25% of the refined gold production from its Mt. Milligan project, and Royal Gold’s aggregate investment (including amounts previously funded and commitments for future funding) in the refined gold from Mt. Milligan will have increased from $581.5 million to $781.5 million. Three business days following the consummation of the transactions contemplated by the amendment, Royal Gold will make a cash payment to TCM of $75 million. Following this payment, Royal Gold will make future scheduled payments to Thompson Creek in the aggregate amount of $251.9 million, which will be paid on a quarterly basis as follows:  $45 million on September 1, 2012; $95 million on December 1, 2012; $62 million on March 1, 2012; $37 million on June 1, 2012; and $12.9 million on September 1, 2013.  Following the September 1, 2013, payment, Royal Gold will have satisfied its obligations to make quarterly payments to Thompson Creek.

The terms and conditions of the amended and restated gold stream agreement will otherwise remain unchanged.  TCM intends to use the proceeds from the amended and restated gold stream agreement, as amended, to finance a portion of the construction of the Mt. Milligan project and related costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Thompson Creek Metals Company Inc. and its subsidiaries (collectively, “Thompson Creek,” “TCM,” “we,” “us,” and “our”) for the three and six months ended June 30, 2012, and should be read in conjunction with TCM’s interim financial statements and the notes thereto included in Item 1 herein and the discussion of “Risk Factors” included in Part II, Item 1A herein. Additionally, the following discussion should be read in conjunction with the consolidated financial statements, the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the discussion of “Risk Factors” and the discussion of TCM’s “Business and Properties” in the 2011 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

The results of operations reported and summarized below are not necessarily indicative of future operating results. References to “Notes” are Notes included in the “Notes to Consolidated Financial Statements” in Item 1 herein. Throughout the MD&A, all references to earnings or losses per share are on a diluted basis, unless otherwise noted.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).  All dollar amounts are expressed in United States dollars (“US$”) unless otherwise indicated. References to C$ refer to Canadian dollars. Future Canadian to US foreign exchange rates are assumed to be C$1.00 = US$1.00. Additional information on TCM is available on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.

Forward-looking Statements

Certain statements in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and applicable Canadian securities legislation.  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Our forward looking statements include statements with respect to: our future financial or operating performance and that of our subsidiaries and our projects; future production costs and other expenses for specific operations and on a consolidated basis; expected concentrate and recovery grades; future operating goals; future molybdenum prices; future capital expenditures and other cash needs for operations, including the development of Mt. Milligan, and expectations as to the funding thereof; the projected development of Mt. Milligan and other projects, including expected production commencement dates; future mineral production and sales; estimates of mineral reserves and resources, including estimated mine life and annual production; and statements with respect to the costs and timing of future exploration projects and the development of new deposits, including the Berg property and the Davidson property.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements.  Important factors that could cause actual results to differ materially from those described in such forward-looking statements include mining and processing conditions, construction delays and related disruptions in production, costs of capital expenditures, availability of adequate funding, industrial accidents, weather and geologically related conditions, permitting and regulatory matters (including penalties, fines, sanctions and shutdowns) and the other risks described in the discussion of “Risk Factors” included in Part II Item 1A herein and in the section entitled ‘‘Risk Factors’’ in the 2011 Form 10-K, our Quarterly Reports on Form 10-Q, and other documents filed on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.  Although we have attempted to identify those factors that could cause actual results or events to differ from those described in such forward-looking statements, there may be other factors that cause results or events to differ from those anticipated, estimated or intended.  Many of these factors are beyond our ability to control or predict.  Given these uncertainties, the reader is cautioned not to place undue reliance on our forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a growing, diversified North American mining company.   We produce molybdenum at our 100%-owned Thompson Creek Mine in Idaho and Langeloth Metallurgical Facility in Pennsylvania and our 75%-owned Endako Mine in central British Columbia.  In March 2012, we completed a mill expansion project at our Endako Mine, with our share of the aggregate capital expenditures totaling approximately C$496 million (including C$5.2 ($5.2) million of our share of start-up and commissioning costs that were included in operating expenses). We also are in the process of constructing the Mt. Milligan copper-gold mine in central British Columbia for estimated aggregate capital expenditures totaling approximately C$1.4 billion to C$1.5 billion.  Construction and development remain on schedule with commissioning and start-up expected to commence in the third quarter of 2013, and commercial production of copper and gold expected in the fourth quarter of 2013. Our development projects include the Berg copper-molybdenum-silver property and the Davidson molybdenum property, both located in central British Columbia.

For the second quarter and first six months of 2012, we realized operating losses of $18.4 million and $34.9 million, respectively. The operating losses were primarily the result of higher unit operating costs at both Endako Mine and TC Mine primarily as a result of lower production volume which in turn led to lower sales volumes, lower-of-cost or market product inventory write-downs of $16.6 million and $27.7 million in the second quarter and first six months of 2012, respectively, lower average realized molybdenum prices compared to the 2011 periods, and our share of the Endako mill commissioning and start-up costs that were expensed through operating expenses totaling $2.9 million and $5.2 million for the second quarter and first six months of 2012, respectively.  Production and costs during the second quarter of 2012 were negatively impacted primarily by lower than anticipated ore grades and recovery at Endako Mine and a pit wall slough at the TC Mine in May 2012.

We have undertaken a series of initiatives intended to increase production and recovery rates and decrease costs in order to increase revenues and cash flow in the third and fourth quarters of 2012. Primary among these initiatives is the decision to cease mining new material at Endako Mine and to process stockpiled ore at Endako beginning in the third quarter of 2012 through the spring of 2013. As of December 31, 2011, the proven and probable reserves for our Endako Mine stockpiles included 44.7 million pounds of contained molybdenum, with molybdenum grades for proven stockpile reserves averaging 0.042% and molybdenum grades for probable stockpile reserves averaging 0.039% (compared to an average actual mined ore grade of .038% from Endako Mine during the first six months of 2012). We will target stockpiled material to process based on our assessment of its grade.  We had previously planned to mill this material over the course of the current 17-year mine plan.  Pursuant to the revised operating plan, we expect to mill approximately one-third of this stockpiled material from the third quarter of 2012 through the spring of 2013.  In connection with the revised operating plan, in July 2012 we temporarily laid-off 17 permanent employees and terminated 9 temporary employees, and re-assigned additional employees from mine operations to mill operations at Endako. We expect to call back the temporarily laid-off employees in the spring of 2013. Although not directly associated with the revised operating plan, in order to decrease costs we also terminated an additional 47 temporary employees at Endako Mine in June 2012. We expect that the revised operating plan will lower the Endako Mine’s average cash costs per pound during the third and fourth quarters of 2012, as compared to the first and second quarters of 2012.  We also have convened a team consisting of outside experts and internal technical specialists with the goal of achieving designed recovery as soon as possible. This team is currently addressing various areas, including, among others, a recalibration of the major instruments in the mill, the reagent mix in the flotation tanks, metallurgical balance work, and additional mill and maintenance staff training.  We have also ceased mining at the bottom of the Denak West pit where we encountered lower-than-expected ore grades. We currently plan to mine in the Endako pit and in the walls of the Denak West pit in the spring of 2013 when mining operations resume.

Although the pit wall slough at TC Mine in May 2012 had a negative impact on production from the mine during the second quarter of 2012, we believe that the impact of the slough on total production from the TC Mine for 2012 will not be material, as we are mining higher-grade ore in the second half of the year at TC Mine to address the second quarter shortfall.  We ceased mining in the area of the slough, developed a new access road to other areas of the mine shortly after the slough occurred, and continued mining in the areas not impacted by the wall slough. We have revised our TC Mine plan accordingly for the remainder of 2012.

We are evaluating further cost-reducing measures at all of our operations, our Mt. Milligan mine development project and our corporate office.  By reducing costs, increasing production and improving recovery rates, we hope to improve our revenues and cash flow in the third and fourth quarters of 2012.  There is no assurance that our efforts to increase revenues and cash flow at our operations will be successful, or that they will provide sufficient liquidity to meet our ongoing needs.

At June 30, 2012, we had $409.5 million of consolidated cash on hand, remaining proceeds from Royal Gold under the amended gold stream arrangement of $126.9 million, $120.8 million of undrawn capacity under our equipment lease financing for the mobile mining fleet at Mt. Milligan, $276.0 million of undrawn capacity under our revolving credit facility, and ongoing expected cash flow from operations.  At June 30, 2012, our future estimated cash capital project expenditures total approximately C$640 million to C$770 million for the Mt. Milligan project (through completion) together with the remaining cash payments for the Endako mill expansion. We continue to monitor our current costs, future cost estimates and scheduling for the Mt. Milligan project.

Our ability to fund the completion of the Mt. Milligan project, satisfy our working capital needs and make our scheduled debt payments depends on our future operating performance and cash flow, average realized molybdenum prices, and our ability to access our current funding sources including our revolving credit facility, our equipment lease financing and our gold stream arrangement with Royal Gold.  As a result of operating losses in the second quarter of 2012, anticipated continued volatility in molybdenum prices, and our revised estimated production and cash cost guidance for Endako Mine, we anticipate that we will also need to obtain additional financing to complete the Mt. Milligan project.  Our ability to access our existing funding sources depends on our compliance with certain financial covenants described below, including maintaining a ratio of consolidated secured total debt to consolidated EBITDA of 3.00 to 1.00 or less.  While as of June 30, 2012 we were in compliance with our financial covenants, given the recent operating results and the negative impacts to cash flow, we anticipate that we will be in breach of the consolidated secured total debt to consolidated EBITDA ratio as of September 30, 2012.

We are currently in negotiations with the lenders under our revolving credit facility to waive this financial covenant and amend our Credit Agreement to include additional new covenants.  We expect that any amendment to our Credit Agreement would be conditioned on our ability to supplement our existing liquidity.  To this end, on August 8, 2012, we entered into an amendment to our amended and restated gold stream agreement with Royal Gold pursuant to which we agreed to sell to Royal Gold an additional 12.25% of the refined gold production from Mt. Milligan for $200 million, plus $435 per ounce, or the prevailing market rate, if lower than $435 per ounce, when the gold is delivered.  Upon the closing of this transaction, we will have agreed to sell to Royal Gold a total of 52.25% of the refined gold production from our Mt. Milligan project, and Royal Gold’s aggregate investment (including amounts previously funded and commitments for future funding) in the refined gold from Mt. Milligan will have increased from $581.5 million to $781.5 million. The amendment will restrict our ability to incur debt in excess of $350 million that is secured by the assets of the Mt. Milligan project until the earlier of the date upon which 425,000 ounces of refined gold have been sold and delivered to Royal Gold pursuant to our agreement or the date upon which the aggregate dollar amount of the difference between the market price for the gold delivered to Royal Gold under the agreement and the price actually paid by Royal Gold pursuant to the terms of our agreement exceeds $280 million.  The consummation of the transaction with Royal Gold is subject to the condition that the Company receives final approval for an amendment to its senior secured revolving credit agreement satisfactory to Royal Gold and approval of the Royal Gold transaction by the lenders thereunder within 30 days of the date of the Royal Gold amendment.  The Company is currently in negotiations with the revolving credit facility lenders to obtain these approvals.

There is no assurance that these transactions with our revolving credit facility lenders and Royal Gold will be completed or will provide sufficient liquidity to meet our ongoing needs.  Therefore, we are also exploring other alternatives to supplement our liquidity, including sales of assets, the issuance of additional debt or equity securities, and project finance transactions.  If we are unable to access our existing funding sources or to obtain additional financing on terms acceptable to us, or at all, we could incur significant delays in completing, or be unable to finance the completion of, the Mt. Milligan project, which could result in a material adverse effect on our operating results and financial condition.  If we are unable to secure an amendment to our revolving credit facility and to complete the proposed new transaction with Royal Gold, or to obtain alternative financing in replacement thereof, and we continue to incur expenditures at Mt. Milligan pursuant to our current development plan without delaying or suspending construction, we could face solvency issues in the September through December 2012 timeframe.

Continued declines in molybdenum prices in future periods will have a material adverse effect on our operating results and cash flows, resulting in difficulty in satisfying our working capital needs, scheduled debt service obligations and project development costs.

Highlights Second Quarter 2012

•                  Net loss for the second quarter of 2012 was $14.8 million, or $0.09 per share, which included a non-cash unrealized gain on common stock purchase warrants of $1.9 million, or $0.01 per share. Net income for the second quarter of 2011 was $116.8 million, or $0.68 per share, which included a non-cash unrealized gain on common stock purchase warrants of $60.4 million, or $0.35 per share.

•                  Non-GAAP adjusted net loss for the second quarter of 2012 was $16.7 million, or $0.10 per share, compared to non-GAAP adjusted net income of $56.4 million, or $0.33 per share, for the second quarter of 2011 (excluding the non-cash unrealized gains on the warrants for 2012 and 2011).  See “Non-GAAP Financial Measures” below for the definition and reconciliation of adjusted net income.  Non-cash unrealized gains on common stock purchase warrants result from a requirement under US GAAP to account for outstanding common stock purchase warrants as derivatives, with changes in the fair market value recorded in net income.

•                  Consolidated revenues for the second quarter of 2012 were $113.5 million, or a decrease of 40.5% from $190.9 million in the second quarter of 2011 primarily as a result of a decrease in molybdenum pounds sold and a lower average realized sales price.  Sales volumes in the second quarter of 2012 decreased 30% over the second quarter of 2011.  The average realized molybdenum sales price for the second quarter of 2012 was $14.55 per pound, down 15.8% from $17.28 per pound for the second quarter of 2011.

•                  Mined molybdenum production in the second quarter of 2012 was 4.1 million pounds, down 59% from 10.0 million pounds in the second quarter of 2011 primarily as a result of significantly lower ore grades and mill recoveries from planned mine pit sequencing and waste stripping activities at TC Mine during the second quarter of 2012 versus the second quarter of 2011, together with the pit wall slough in the second quarter of 2012, which had a negative impact on production and costs.  In addition, the Endako mill recovery of molybdenum was not meeting the design specifications of the new mill facility and the Endako Mine had lower than anticipated ore grades.

•                  Non-GAAP average cash cost per pound produced for the second quarter of 2012 was $14.57 per pound, compared to $5.74 per pound for the second quarter of 2011 due to lower production as discussed in mined molybdenum production above.  Additionally, cash costs include stripping costs at TC Mine of $15.9 million, or $6.27 per pound, for the 2012 quarter compared to $12.7 million, or $1.53 per pound, for the 2011 quarter at TC Mine. The cash costs for the second quarter of

2012 exclude $2.9 million of start-up and commissioning costs at the Endako Mine.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of cash cost per pound produced.

•                  Operating cash used for the second quarter of 2012 was $20.4 million, compared to operating cash generated of $53.6 million in the second quarter of 2011.

•                  Capital costs incurred for the first six months of 2012 were $405.1 million, comprised of $348.1 million for the development of Mt. Milligan, $45.3 million of capital costs for the mill expansion project at the Endako Mine (which represents our 75% share), and $11.7 million of other capital costs for the Endako and TC Mines, the Langeloth Facility and corporate combined.  The capital costs for the first six months of 2012 included increases in accrued amounts of $20.2 million and non-cash capital lease activity of $3.7 million; therefore, cash used for capital expenditures for the first six months of 2012 was $381.2 million.

•                  Total cash and cash equivalents at June 30, 2012 were $409.5 million, compared to $294.5 million at December 31, 2011. In May 2012, we completed the sale of 12.5% unsecured notes with net proceeds received in the offering of $193.1 million and also completed a public offering of 8,800,000 units of tangible equity units (“tMEDS”) with net proceeds received in the offering of $212.3 million.

Outlook

Our financial results can vary significantly as a result of fluctuations in the market prices of molybdenum. World market prices for molybdenum have fluctuated historically and are affected by numerous factors beyond our control. During the second quarter of 2012, the average Platts Metals Week published price for molybdenum oxide was $13.83 per pound, compared to $14.17 per pound in the first quarter of 2012, $13.38 per pound in the fourth quarter of 2011, $14.62 per pound in the third quarter of 2011, $16.70 per pound in the second quarter of 2011 and $17.24 per pound in the first quarter of 2011. The monthly average Platts Metals Week published price for July 2012 was $12.62 per pound. We anticipate that the price for molybdenum oxide in 2012 will continue to be volatile. Any significant weakness in demand for molybdenum or reduction in molybdenum prices may have a material adverse effect on our operating results and financial condition.

The key operating measures that management focuses on in operating our business are production, cash costs per pound produced and capital expenditures. We continually review our operating strategy as molybdenum market conditions change.

As a result of the lower than expected production in the first half of 2012, our share of 2012 production guidance for Endako has been revised downward, with TC Mine expected to meet the previous guidance.  Our revised total 2012 estimated production guidance is currently approximately 22.5 to 24.5 million pounds of molybdenum at an average cash cost of approximately $9.25 to $10.25 per pound as set forth in the table below.  Given the series of initiatives discussed previously, which are intended to increase production and decrease costs, the production in the second half of 2012 is expected to be 14.0 to 16.0 million pounds of molybdenum at an average cash cost of approximately $6.75 to $8.00 per pound, with the TC Mine expected to produce 10.0 to 11.0 million pounds of molybdenum at an average cash cost of $6.00 to $7.00 per pound, and our share of Endako production is expected to be 4 to 5 million pounds of molybdenum at an average cash cost of $8.50 to $10.75 per pound.  For the full year guidance for TC Mine, the production is expected to be on the low end of the range and cash cost per pound on the high end of the range given the difficulties experienced during the second quarter of 2012.  Additionally, waste stripping activities at the TC Mine are expected to continue throughout 2012 and 2013. The outlook for each of the key operating measures follows.

	Six Months Ended	Years Ended December 31,
	June 30, 2012	2012	2013
	(Actual)	(Estimated, including YTD Q2 2012)	(Estimated)
Molybdenum Production (000’s lb): (1)
TC Mine	5,966	16,000 - 17,000	19,000 - 22,000
Endako Mine (75% Share)	2,577	6,500 - 7,500	9,000 - 10,500
Total molybdenum production (000’s lb)	8,543	22,500 - 24,500	28,000 - 32,500
Cash cost ($/lb produced): (2)
TC Mine	$11.67	$7.50 - 8.50	$6.00 - 7.00
Endako Mine	18.51	12.00 - 13.75	9.25 - 10.75
Total cash cost ($/lb produced)	$13.73	$9.25 - 10.25	$7.25 - 8.50
Capital Expenditures (in millions):
Mt. Milligan (3),(4),(5)	$304.1	$750 - 825	$190 - 245
Endako mill expansion (3),(4)	73.6	78	—
TC and Endako Mines, Langeloth & other(3),(4)	8.7	35 - 40	15 - 20
Total capital expenditures	$386.4	$863 - 943	$205 - 265

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

(3)                                 Excludes capitalized interest and debt issuance costs of $18.3 million and excludes changes in accruals of $20.2 million for the six months ended June 30, 2012. The 2012 estimate includes our share of start-up and commissioning costs.

(4)                                Canadian to US foreign exchange rate for the remainder of 2012 and the year 2013 assumed at parity (C$1.00 = US$1.00).

(5)                                 Includes non-cash capital lease activity.

Selected Consolidated Financial and Operational Information

(US$ in millions except per share and per pound amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
Financial
Revenues
Molybdenum sales	$109.6	$186.2	$219.2	$388.6
Tolling, calcining and other	3.9	4.7	7.9	9.0
Total revenues	113.5	190.9	227.1	397.6
Costs and expenses
Operating expenses	107.8	91.7	210.2	189.7
Depreciation, depletion and amortization	14.3	17.6	31.1	36.0
Total cost of sales	122.1	109.3	241.3	225.7
Selling and marketing	1.6	2.5	3.1	4.9
Accretion expense	0.6	0.4	1.1	0.9
General and administrative	7.0	6.4	15.1	14.3
Exploration	0.6	3.2	1.4	6.8
Total costs and expenses	131.9	121.8	262.0	252.6
Operating (loss) income	(18.4)	69.1	(34.9)	145.0
Other expense (income)	7.2	(62.3)	1.7	(127.3)
(Loss) income before income and mining taxes	(25.6)	131.4	(36.6)	272.3
Income and mining tax (benefit) expense	(10.8)	14.6	(22.9)	26.6
Net (loss) income	$(14.8)	$116.8	$(13.7)	$245.7
Net (loss) income per share
Basic	$(0.09)	$0.70	$(0.08)	$1.48
Diluted	$(0.09)	$0.68	$(0.08)	$1.41
Cash (used) generated by operating activities	$(20.4)	$53.6	$(17.3)	$130.2
Adjusted non-GAAP Measures:(1)
Adjusted net (loss) income (1)	$(16.7)	$56.4	$(15.5)	$119.3
Adjusted net (loss) income per share - basic(1)	$(0.10)	$0.34	$(0.09)	$0.72
Adjusted net (loss) income per share - diluted(1)	$(0.10)	$0.33	$(0.09)	$0.68
Operational Statistics
Mined molybdenum production (000’s lb)(2)	4,119	10,010	8,543	20,339
Cash cost ($/lb produced)(3)	$14.57	$5.74	$13.73	$5.54
Molybdenum sold (000’s lb):
TC Mine and Endako Mine product	4,506	8,952	9,377	19,012
Purchased and processed product	3,028	1,824	5,595	3,404
	7,534	10,776	14,972	22,416
Average realized sales price ($/lb)(1)	$14.55	$17.28	$14.64	$17.33

(1)   See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)   Mined production pounds reflected are molybdenum oxide and HPM from our share of production from the mines; excludes molybdenum processed from purchased product.

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

US$ in millions except share data	As of June 30, 2012	As of December 31, 2011
Cash and cash equivalents	$409.5	$294.5
Total assets	$3,454.7	$2,994.2
Total debt, including capital lease obligations	$611.1	$374.9
Total liabilities	$1,565.3	$1,264.7
Shareholders’ equity	$1,889.4	$1,729.5
Shares outstanding (000’s)	168,537	167,964

Summary of Quarterly Results

(US$ in millions except per share and per pound amounts — unaudited)

	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30
	2012	2012	2011	2011	2011	2011	2010	2010
Financial
Revenues	$113.5	$113.6	$116.7	$154.8	$190.9	$206.7	$156.8	$161.8
Operating (loss) income	$(18.4)	$(16.5)	$(18.1)	$22.4	$69.1	$75.9	$47.4	$45.6
Net (loss) income	$(14.8)	$1.1	$0.8	$45.6	$116.8	$128.9	$(45.0)	$31.1
(Loss) income per share:
- basic	$(0.09)	$0.01	$—	$0.27	$0.70	$0.78	$(0.28)	$0.22
- diluted	$(0.09)	$0.01	$—	$0.27	$0.68	$0.73	$(0.28)	$0.22
Cash (used) generated by operating activities	$(20.4)	$3.1	$21.1	$51.4	$53.6	$76.6	$31.6	$59.0
Adjusted non-GAAP Measures(1)
Adjusted net (loss) income(1)	$(16.7)	$1.2	$—	$3.6	$56.4	$62.9	$34.4	$51.6
Adjusted net (loss) income per share(1)
- basic(1)	$(0.10)	$0.01	$—	$0.02	$0.34	$0.38	$0.22	$0.37
- diluted(1)	$(0.10)	$0.01	$—	$0.02	$0.33	$0.36	$0.20	$0.36
Operational Statistics
Mined molybdenum production (000’s lb)	4,119	4,424	4,310	3,696	10,010	10,329	9,316	7,958
Cash cost ($/lb produced)(1)	$14.57	$12.95	$12.69	$15.62	$5.74	$5.37	$5.81	$6.24
Molybdenum sold (000’s lb):
TC Mine and Endako Mine product	4,506	4,871	5,368	7,426	8,952	10,060	7,574	7,750
Purchased and processed product	3,028	2,567	2,650	2,191	1,824	1,580	1,896	2,513
	7,534	7,438	8,018	9,617	10,776	11,640	9,470	10,263

Average realized sales price ($/lb)(1)	$14.55	$14.74	$14.08	$15.64	$17.28	$17.39	$16.05	$15.30

(1) See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

Financial Review

Three Months Ended June 30, 2012 (Unaudited)

Net (Loss) Income

Net loss for the second quarter of 2012 was $14.8 million, or $0.09 per share, compared to net income of $116.8 million, or $0.68 per share, for the second quarter of 2011. Net loss for the second quarter of 2012 included a non-cash unrealized gain on common stock purchase warrants of $1.9 million, or $0.01 per share. Net income for the second quarter of 2011 included a non-cash unrealized gain on common stock purchase warrants of $60.4 million, or $0.35 per share.  Non-cash unrealized gains on common stock purchase warrants result from a requirement under US GAAP to account for outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income (loss).  Non-GAAP adjusted net loss for the second quarter of 2012 was $16.7 million, or $0.10 per share.  Non-GAAP adjusted net income for the second quarter of 2011 was $56.4 million, or $0.33 per share. The non-GAAP loss for the second quarter of 2012 included an operating loss of $18.4 million and a loss on foreign exchange of $7.9 million, which were partially offset by an income tax benefit of $10.8 million.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of adjusted net income.

Revenues

Revenues were $113.5 million in the second quarter of 2012, down 40.5% compared to the second quarter of 2011.  The decrease in revenues resulted from lower sales volumes and lower average realized sales prices. We sold 7.5 million pounds of molybdenum (of which 4.5 million was from our mines), which was 3.3 million pounds less than the corresponding period in the prior year (or 4.4 million pounds from our mines that were less than the corresponding period in the prior year).  Lower sales volume in the second quarter of 2012 primarily resulted from lower production from TC Mine primarily as a result significantly lower ore grades and mill recoveries from planned mine pit sequencing and waste stripping activities together with the pit wall slough, ongoing mine pit sequencing and increased waste stripping activities, and lower production from Endako Mine due to lower than anticipated ore grades and less than designed recoveries in the new mill.

The average realized molybdenum sales price in the current quarter was $14.55 per pound, which was $2.73 per pound, or 15.8%, lower compared to the same quarter in 2011.

Operating Expenses

Operating expenses for the second quarter of 2012 were $107.8 million, which was up 17.6% from the same quarter in 2011.  The increase in operating expenses in the second quarter of 2012 was primarily the result of a lower-of-cost-or-market product inventory write-down of $9.8 million combined with an increase of $2.1 million and $1.2 million for electricity and grinding circuit costs to operate the new mill at the Endako Mine. Operating expenses for the three months ended June 30, 2011, included a lower-of-cost-or-market product inventory write-down of $5.7 million.

The non-GAAP financial measure of cash cost per pound produced from our mines was $14.57 per pound in the second quarter of 2012 compared to $5.74 per pound for the same quarter in 2011.  Cash cost per pound produced was higher in the 2012 second quarter compared to the same quarter in 2011 mainly due to lower production from both TC Mine and Endako Mine, as explained above. See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense decreased to $14.3 million in the second quarter of 2012 from $17.6 million in the second quarter of 2011.  This decrease was primarily due to the lower volume of molybdenum sold from our mines in the second quarter of 2012 compared to the second quarter of 2011. However, the depreciation, depletion and amortization on a per pound sold basis has increased in the 2012 quarter compared to the 2011 quarter primarily due to the start-up of depreciation on the new mill at the Endako Mine, which was completed in the first quarter of 2012. Additionally, depreciation, depletion and amortization expenses in the second quarter of 2012 included a lower-of-cost-or-market product inventory write-down of $6.8 million.

General and Administrative Expense

General and administrative expense for the second quarter of 2012 was $7.0 million, which was $0.6 million higher compared to the second quarter of 2011. General and administrative expense for the second quarters of 2012 and 2011 included $1.3 million and $1.2 million, respectively, of stock-based compensation expense.  Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based award applies.  General and administrative expenses increased during the second quarter of 2012 compared to the second quarter of 2011, primarily due to higher professional fees associated with year-end audit activities and regulatory filings.

Exploration Expense

Exploration expense for the second quarter of 2012 was $0.6 million compared to $3.2 million for the second quarter of 2011. The current quarter expenses consisted of $0.2 million for the Berg property and $0.4 million for the Davidson property. The 2011 exploration expenses included $0.8 million under the now terminated option agreement for the Mount Emmons Project, $0.6 million for Mt. Milligan, $0.6 million for the Berg property, $0.4 million for property payments on the Davidson property, $0.4 million at the TC Mine and $0.4 million at the Endako Mine (75% share).

Interest and Finance Fees

Interest and finance fees of $1.5 million in the second quarter of 2012 related primarily to approximately $0.6 million of commitment fees on the revolving credit facility, $0.5 million of debt issuance cost amortization, $0.2 million of capitalized interest amortization, and $0.1 million of interest on the mobile mining equipment loans.  In the second quarter of 2012, we capitalized interest and debt issuance costs totaling $11.3 million.

Interest and finance fees of $1.4 million in the second quarter of 2011 related to $0.6 million of commitment fees on the revolving credit facility, $0.6 million of debt issuance cost amortization, and $0.2 million of interest on the mobile mining equipment loans.

Foreign Exchange Gains and Losses

Foreign exchange loss during the second quarter of 2012 was $7.9 million compared to a gain of $2.4 million in the second quarter of 2011. The foreign exchange loss in the second quarter of 2012 included an unrealized loss of $3.7 million and was primarily the result of intercompany notes that are denominated in a different currency than their measurement currency.  The exchange rate averaged US$1.00 = C$1.01 for the second quarter of 2012 compared to an average rate of US$1.00 = C$0.97 for the same period in 2011.

Income and Mining Tax Expense

For the second quarter of 2012, our tax benefit was $10.8 million compared to a tax expense of $14.6 million for the second quarter of 2011. The tax benefit for the second quarter of 2012 was primarily impacted by a US percentage depletion benefit during the quarter and the pre-tax book loss (which was primarily attributable to Canadian operations).  The tax expense for the second quarter of 2011 was impacted by the non-cash unrealized gain on common stock purchase warrants, which did not generate any income tax expense, and the US percentage depletion benefit.

Six Months Ended June 30, 2012 (Unaudited)

Net Income (Loss)

Net loss for the six months ended June 30, 2012 was $13.7 million, or $0.08 per share, compared to net income of $245.7 million, or $1.41 per share, for the six months ended June 30, 2011.  Net loss for the six months ended June 30, 2012 included a non-cash unrealized gain on common stock purchase warrants of $1.8 million or $0.01 per share.  Net income for the same period in 2011 included a non-cash unrealized gain on common stock purchase warrants of $126.4 million or $0.72 per share.  The non-cash unrealized gains on common stock purchase warrants result from a requirement under US GAAP to account for outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income (loss).  Non-GAAP adjusted net loss for the first six months of 2012 (excluding the non-cash unrealized gain on the warrants) was $15.5 million, or $0.09 per share.  Non-GAAP adjusted net income for the first six months of 2011 (excluding the non-cash unrealized gain on the warrants) was $119.3 million, or $0.68 per share. The decrease in non-GAAP adjusted net income for the six months ended June 30, 2012 compared to the same period in 2011 was primarily the result of significantly lower ore grades and recoveries at both the TC Mine and Endako Mine resulting in lower production and higher unit cost rates at both mines together with lower sales volumes and average realized molybdenum prices compared to the 2011 period.  During the 2012 period, the Endako mill recovery of molybdenum did not meet the design specifications of the new mill facility, the ore grades were lower than anticipated at the Endako Mine, and a pit wall slough at the TC Mine occurred in May 2012 which had a negative impact on production and costs.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of adjusted net income.

Revenues

Revenues for the six months ended June 30, 2012 of $227.1 million were down 42.9% from the six months ended June 30, 2011. The decrease in revenues was primarily the result of lower sales volumes and lower average realized sales prices.  We sold 15.0 million pounds of molybdenum during the first six months of 2012, which was 7.4 million pounds less than the corresponding period in the prior year.  The average realized molybdenum sales price during the first six months of 2012 was $14.64 per pound, which was $2.69 per pound lower than the same period in 2011.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 were $210.2 million, which was an increase of 10.8% compared to the same period in 2011 mainly due to significantly lower production in 2012 due to significantly lower ore grades from planned mine pit sequencing and the pit wall slough that occurred in May 2012. As of June 30, 2012, the carrying value of our inventory exceeded the market value, which resulted in inventory write-downs included in operating expenses of $20.9 million, of which $6.3 million related to US inventory and $14.6 million related to Endako Mine inventory.  There was an inventory write-down of $5.7 million in the same period in 2011.  The Endako Mine inventory write-down in the 2012 period was primarily due to higher unit cash costs caused by lower production related to lower than anticipated ore grades and  mill recoveries of molybdenum that were below the design specifications for the new mill.

The non-GAAP financial measure of cash cost per pound produced from our mines was $13.73 per pound in the first six months of 2012 compared to $5.54 per pound for the same period in 2011.  Cash cost per pound produced at the TC Mine was higher for the six months ended June 30, 2012 compared to the same period in 2011 mainly due to the pit wall slough at the TC Mine and significantly lower production in 2012 due to significantly lower ore grades from planned mine pit sequencing. Additionally, in 2012 TC Mine had higher waste removal costs related to pit sequencing and the necessary removal of overburden waste. For the first six months of 2012, cash cost per pound produced included stripping costs of $26.0 million, or $4.36 per pound, compared to $22.7 million, or $1.33 per pound, for the first six months of 2011. The cash cost per pound for the six months ended June 30, 2012 was further impacted by an increase in the cash cost per pound produced at the Endako Mine resulting from higher mining and milling costs primarily due to lower production due to lower ore grade and recovery rates as discussed previously. Operating expenses at the Endako Mine were also impacted by unfavorable foreign exchange rates converting C$ costs to US$. The exchange rate averaged US$1.00 = C$1.01 for the six months ended June 30, 2012 compared to an average rate of US$1.00 = C$0.98 for the same period in 2011.  See “Non-GAAP Financial Measures” below for the calculation and reconciliation of cash cost per pound produced.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense for the six months ended June 30, 2012 decreased to $31.1 million from $36.0 million in the same period of 2011.  This decrease was primarily due to lower molybdenum pounds sold from our mines. However, the depreciation, depletion and amortization on a per pound sold basis has increased in the 2012 quarter compared to the 2011 quarter primarily due to the start-up of depreciation on the new mill at the Endako Mine, which was completed in the first quarter of 2012. Additionally, as of June 30, 2012, the carrying value of our inventory exceeded the market value, which resulted in inventory write-downs included in our depreciation, depletion and amortization expense of $6.8 million, of which $0.4 million related to US inventory and $6.4 million related to Endako Mine inventory.

General and Administrative Expense

General and administrative expense of $15.1 million for the six months ended June 30, 2012 increased $0.8 million compared to the six months ended June 30, 2011. General and administrative expense for the six months ended June 30, 2012 and 2011 included $2.2 million and $2.5 million, respectively, of stock-based compensation expense.  The increase in general and administrative expenses was primarily the result of higher compensation costs associated with additional employees hired during the last year due to our growth activities.

Exploration Expense

Exploration expense for the six months ended June 30, 2012 was $1.4 million compared to $6.8 million for the same period in 2011. The 2012 expenses primarily included $0.8 million for the Berg property, $0.1 million at Mt. Milligan, and $0.4 million for property payments on the Davidson property.  The 2011 exploration expenses included $0.6 million for the Berg Property, $2.7 million under the now terminated Option Agreement for the Mount Emmons Project, $0.4 million at the TC Mine, $0.9 million at the Endako Mine (reflecting our 75% share), $1.7 million for Mt. Milligan and $0.5 million for the Davidson Property.

Interest and Finance Fees

Interest and finance fees of $3.0 million for the six months ended June 30, 2012 related to approximately $1.3 million of commitment fees on the revolving credit facility, $1.2 million of debt issuance cost amortization, $0.2 million of capitalized interest amortization, and $0.3 million of interest on the mobile mining equipment loans.  For the six months ended June 30, 2012, we capitalized interest and debt issuance costs totaling $18.3 million.

Interest and finance fees of $2.7 million for the six months ended June 30, 2011 related primarily to $1.1 million of commitment fees on the revolving credit facility, $1.1 million of debt issuance cost amortization and $0.4 million of interest on the mobile mining equipment loans.

Foreign Exchange Gains and Losses

Foreign exchange gains and losses for the six months ended June 30, 2012 included a foreign exchange loss of $1.3 million compared to a foreign exchange gain of $2.1 million for the same period in 2011.  During the first six months of 2012, we had an unrealized foreign exchange loss of $2.1 million on foreign currency derivative instruments partially offset by an unrealized gain primarily related to intercompany notes that are denominated in a different currency than their measurement currency.  We also had foreign exchange losses on C$ cash balances that have the US$ as their measurement currency, and on US$ payables and receivables that have the C$ as their measurement currency.

Income and Mining Tax Expense

For the six months ended June 30, 2012, our tax benefit was $22.9 million compared to a net tax expense of $26.6 million for the six months ended June 30, 2011. The tax benefit for the six months ended June 30, 2012 was primarily impacted by a US percentage depletion benefit during the six months ended June 30, 2012 and the pre-tax book loss (which was primarily attributable to Canadian operations). In addition, the net tax benefit for the six months ended June 30, 2012 was also impacted by an immaterial correction of $1.8 million related to the British Columbia mineral tax associated with our share of the expansion costs at the Endako Mine.  The adjustment relates to the quarter ended December 31, 2011.  The tax expense for the six months ended June 30, 2011 was impacted by the non-cash unrealized gain on common stock purchase warrants, which did not generate any income tax expense, and the US percentage depletion benefit.

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

The table that follows presents a summary of TC Mine’s operating results for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2012	2011	2012	2011
Operational Statistics
Mined (000’s ore tons)	2,894	1,048	4,610	3,760
Milled (000’s tons)	2,457	2,693	5,099	5,472
Grade (% molybdenum)	0.056	0.172	0.067	0.171
Recovery (%)	83.1	91.4	88.4	92.1
Molybdenum production (000’s lb)(1)	2,544	8,322	5,966	17,006
Cash cost ($/lb produced)(2)	$13.46	$4.35	$11.67	$4.24
Molybdenum sold (000’s lb)	3,130	7,610	6,218	15,625
Average realized sales price ($/lb)	$14.73	$17.26	$14.90	$17.33

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

Molybdenum Production and Cash Costs

Molybdenum production from the TC Mine was 2.5 million pounds in the second quarter of 2012, down approximately 70% from 8.3 million pounds produced in the second quarter of 2011.  Lower production was primarily due to planned mine pit sequencing and waste stripping activities resulting in mining significantly lower-grade ore and, consequently, lower mill throughput and lower mill recovery. Additionally, production was negatively impacted by our cessation of mining activities in the area of the pit wall slough in May 2012.  We constructed a new access road to other material and mining continues, working around the slough.

Molybdenum production from TC Mine for the six months ended June 30, 2012 was 6.0 million pounds, down approximately 65% from 17.0 million pounds produced during the six months ended June 30, 2011.  Lower production for the first six months of 2012 compared to the same period in 2011 was primarily the result of significantly lower ore grade from planned mine pit sequencing, lower mill throughput and lower mill recovery. Additionally, production was negatively impacted by the pit wall slough.

The non-GAAP financial measure of cash cost per pound produced of $13.46 per pound for the second quarter of 2012 was significantly higher than $4.35 per pound produced for the second quarter of 2011. See “Non-GAAP Financial Measures” below for the reconciliation of cash cost per pound produced.  Cash cost per pound produced at TC Mine was higher in the second quarter of 2012 compared to the same quarter in 2011 primarily due to the impact of lower production and costs associated with the construction of the new access road to work around the pit wall slough in order to access ore in another area of the pit. The cash costs for the second quarter of 2012 included stripping costs of $15.9 million, or $6.27 per pound produced, compared to stripping costs of $12.7 million, or $1.53 per pound produced, for the second quarter of 2011.

The non-GAAP financial measure of cash cost per pound produced was $11.67 per pound for the six months ended June 30, 2012 compared to $4.24 per pound for the six months ended June 30, 2011. The cash cost for the first six months of 2012 included stripping costs of $26.0 million, or $4.36 per pound produced, compared to stripping costs of $22.7 million, or $1.33 per pound produced, in the same period of 2011. The increase in cash cost during the six months ended June 30, 2012 primarily resulted from the impact of lower production together with the costs associated with the new access road to work around the pit wall slough. Higher stripping costs for the six months ended June 30, 2012 compared to the first six months of 2011 resulted from a higher volume of waste material moved. See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

Molybdenum Sold

Molybdenum pounds sold from TC Mine for the second quarter of 2012 was 3.1 million pounds, which was down almost 60% from 7.6 million pounds sold in the second quarter of 2011. The average realized sales price for the second quarter of 2012 was $14.73 per pound, which was approximately 15% lower than the second quarter of 2011 average realized sales price of $17.26 per pound. During the second quarter of 2011, sales included delivery against certain forward sales contracts related to phase 6 production at TC Mine of approximately 0.5 million pounds at an average realized sales price of $11.03 per pound. No similar deliveries under these contracts occurred in 2012 as all sales under these agreements were completed in 2011.

Molybdenum sold from TC Mine for the six months ended June 30, 2012 was 6.2 million pounds at an average realized sales price of $14.90 per pound compared to 15.6 million pounds sold at an average realized sales price of $17.33 per pound for the first six months of 2011. Lower sales volume and average realized sales prices for the first six months of 2012 are primarily due to lower production and a decrease in the market price of molybdenum in 2012. During the six months ended June 30, 2011, sales included delivery against certain forward sales contracts related to phase 6 production of approximately 1.0 million pounds at an average realized sales price of $11.00 per pound.  No similar deliveries under these contracts occurred in 2012 as all sales under these agreements were completed in 2011.

Langeloth Facility

The Langeloth Facility is located near Pittsburgh, Pennsylvania.  Operations at the Langeloth Facility include roasting of molybdenum sulfide concentrate into molybdenum oxide, upgrading molybdenum oxide to pure sublimed oxide, oxide briquettes, ferromolybdenum, as well as the roasting of other metal products.

Concentrate produced by the TC Mine provides a substantial portion of the feed source for the operations at the Langeloth Facility. Less frequently, molybdenum produced by the Endako Mine also provides a feed source for the operations at the Langeloth

Facility.  In addition, Langeloth processes molybdenum purchases and certain other metals for third parties on a tolling, or cost-per-unit-processed, basis.  The tolling and purchases improve operating efficiency at the Langeloth Facility.

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

The following is a summary of the Langeloth Facility’s operating results for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2012	2011	2012	2011
Operational Statistics
Molybdenum sold from purchased product (000’s lb)	3,028	1,824	5,595	3,404
Realized price on molybdenum sold from purchased product ($/lb)	$14.48	$17.38	$14.62	$17.49
Toll roasted and upgraded molybdenum processed (000’s lb)	1,289	1,800	3,155	3,569
Roasted metal products processed (000’s lb)	4,094	4,842	6,072	10,856

In the second quarter of 2012, molybdenum sold from third-party purchased molybdenum concentrate of 3.0 million pounds was up approximately 66% over the second quarter of 2011 of 1.8 million pounds primarily due to higher third-party purchases as a result of lower production from TC Mine. The realized price on molybdenum sold from purchased product in the second quarter of 2012 was $14.48 per pound, down approximately 17% from $17.38 per pound in the second quarter of 2011 primarily due to a decrease in the market price of molybdenum in 2012.

Molybdenum sold from purchased product of 5.6 million pounds for the six months ended June 30, 2012, was up approximately 64% from the same period in 2011.  The realized price on molybdenum sold from purchased product averaged $14.62 per pound for the six months ended June 30, 2012, down from $17.49 per pound for the same period in 2011.

The volume of toll roasted and upgraded molybdenum processed during the second quarter of 2012 of 1.3 million pounds decreased approximately 28% compared to the same quarter of 2011 of 1.8 million pounds primarily as a result of lower demand for these services.

For the first six months of 2012, the volume of toll roasted and upgraded molybdenum processed of 3.2 million pounds decreased approximately 12% compared to the same period of 2011 of 3.6 million pounds primarily as a result of lower customer demand for these services.

The volume of roasted metal products processed of 4.1 million pounds and 6.1 million pounds was down approximately 15% and 44%, respectively, during the second quarter and first six months of 2012 compared to the second quarter and first six months of 2011 primarily as a result of lower demand for these services.

Canadian Operations Molybdenum

Endako Mine

We have a 75% interest in the Endako open-pit mine, mill and roaster which is located near Fraser Lake, British Columbia.  Mining is conducted by conventional open-pit methods utilizing electric-powered shovels and 190-ton to 240-ton haul trucks.

The table and related discussion that follows presents a summary of our 75% share of the Endako Mine’s operating results for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2012	2011	2012	2011
Operational Statistics
Mined (000’s ore tons)	3,000	3,419	6,220	6,291
Milled (000’s tons)	3,694	2,308	6,435	4,327
Grade (% molybdenum)	0.037	0.049	0.038	0.052
Recovery (%)	67.2	73.9	61.5	74.8
Molybdenum production (000’s lb)(1)	1,575	1,688	2,577	3,333
Cash cost ($/lb produced)(2)	$16.37	$12.59	$18.51	$12.17
Molybdenum sold (000’s lb)	1,376	1,342	3,159	3,387
Average realized sales price ($/lb)	$14.28	$17.25	$14.17	$17.19

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

Molybdenum Production and Cash Costs

Our 75% share of molybdenum production at the Endako Mine decreased for the second quarter of 2012 to 1.6 million pounds from 1.7 million pounds in the second quarter of 2011.  This decrease was primarily due to lower than anticipated mined ore grade and lower than designed new mill recovery partly offset by higher tons milled.

Our 75% share of molybdenum production at the Endako Mine decreased for the first six months ended June 30, 2012 by approximately 23% to 2.6 million pounds from 3.3 million pounds in the same period in 2011.  This decrease was primarily due to lower than anticipated mined ore grade and a lower than designed new mill recovery rate partly offset by higher mill throughput in the six months ended June 30, 2012. Construction of the new mill at the Endako Mine was completed in the first quarter of 2012.

The non-GAAP financial measure of cash cost per pound produced for the three and six month periods of 2012 compared to the same periods for 2011 increased by approximately 30% and 52%, respectively.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of cash cost per pound produced. Cash cost per pound produced in the second quarter of 2012 was higher than the same period of 2011 due to lower production and higher cash costs  primarily due to higher labor costs and start-up costs for the new mill.

The non-GAAP financial measure of cash cost per pound produced of $18.51 per pound for the first six months of 2012 was primarily impacted by lower production and higher costs in the new mill and higher maintenance costs in the roaster.

Molybdenum Sold

Our share of molybdenum sold from the Endako Mine in the second quarter of 2012 was 1.4 million pounds, up approximately 3% compared to the same quarter of 2011 and was sold at an average realized sales price of $14.28 per pound compared to 1.3 million pounds sold at an average realized sales price of $17.25 per pound in the corresponding quarter of 2011.  The decrease in the average realized sales price in the second quarter of 2012 compared to the second quarter of 2011 was primarily the result of a decrease in the market price of molybdenum in 2012.

Our share of molybdenum sold from the Endako Mine for the six months ended June 30, 2012 of 3.2 million pounds was down approximately 7% compared to 3.4 million pounds sold in the same period of 2011 and was sold at an average realized sales price that was approximately 18% lower than the corresponding period of 2011.  The decrease in the molybdenum pounds sold in 2012 was the result of lower production in the first six months of 2012 compared to 2011.

Mill Expansion Project

In March 2012, we completed the mill expansion at our Endako Mine, with our share of the aggregate capital expenditures totaling approximately C$496 million (including C$5.2 ($5.2) million of our share of start-up and commissioning costs that were included in operating expenses). The Endako mill expansion project included the construction of a new mill and replacing the existing mill constructed in the 1960’s.  The new mill is designed to increase ore-processing capacity from the existing 31,000 tons per day to 55,000 tons per day.  Commissioning of the new SAG/Ball mill and rougher flotation circuit was completed in early January, followed by a successful ramp-up to commercial production beginning February 1, 2012.  The remaining construction work on the regrind circuit and the pebble crusher was completed in late March.  The mill is regularly meeting its design capacity throughput of approximately 55,000 tons per day.  While concentrate grades have improved in the 2012 second quarter, the molybdenum mill recovery has not met design specifications, as previously discussed. The existing 45-year old mill at the site has been shut down and is currently in a care and maintenance mode.

As discussed above, we have undertaken a series of initiatives intended to increase production and recovery rates and decrease costs in order to increase revenues and cash flow in the third and fourth quarters of 2012. Primary among these initiatives is the decision to cease mining new material at Endako Mine and to process stockpiled ore at Endako beginning in the third quarter of 2012 through the spring of 2013. As of December 31, 2011, the proven and probable reserves for our Endako Mine stockpiles included 44.7 million pounds of contained molybdenum, with molybdenum grades for proven stockpile reserves averaging 0.042% and molybdenum grades for probable stockpile reserves averaging 0.039% (compared to an average actual mined ore grade of .038% from Endako Mine during the first six months of 2012). We will target stockpiled material to process based on our assessment of its grade.  We had previously planned to mill this material over the course of the current 17-year mine plan.  Pursuant to the revised operating plan, we expect to mill approximately one-third of this stockpiled material from the third quarter of 2012 through the spring of 2013.  In connection with the revised operating plan, in July 2012 we temporarily laid-off 17 permanent employees and terminated 9 temporary employees, and re-assigned additional employees from mine operations to mill operations at Endako. We expect to call back the temporarily laid-off employees in the spring of 2013. Although not directly associated with the revised operating plan, in order to decrease costs we also terminated an additional 47 temporary employees at Endako Mine in June 2012. We expect that the revised operating plan will lower the Endako Mine’s average cash costs per pound during the third and fourth quarters of 2012, as compared to the first and second quarters of 2012.  We also have convened a team consisting of outside experts and internal technical specialists with the goal of achieving designed recovery as soon as possible. This team is currently addressing various areas, including, among others, a recalibration of the major instruments in the mill, the reagent mix in the flotation tanks, metallurgical balance work, and additional mill and maintenance staff training.  We have also ceased mining at the bottom of the Denak West pit where we encountered lower-than-expected ore grades. We currently plan to mine in the Endako pit and in the walls of the Denak West pit in the spring of 2013 when mining operations resume.

During the three and six months ended June 30, 2012, our share of capital expenditures for the mill expansion project, excluding capitalized interest and debt issuance costs of $1.1 million, was $28.6 million and $68.4 million, respectively.

Copper-Gold (Development)

Mt. Milligan Project

During the three and six months ended June 30, 2012, we made cash capital expenditures of C$164.3 ($163.3) million and C$305.2 ($304.1) million, respectively and, including accruals, incurred C$185.1($183.3) million and C$350.1($348.1) million of capital expenditures for the Mt. Milligan project, excluding capitalized interest and debt issuance costs of $11.3 million and C$17.3 ($17.2) million, respectively. Capital expenditures were primarily related to the ongoing construction of the tailing storage facility, plant site earthworks, cement works, steel erection, construction camp costs, mining equipment and engineering design costs.  Since inception of the project C$926.0 million has been incurred through June 30, 2012 (C$756.8 million spent on a cash basis), including approximately C$40.9 million spent prior to the acquisition of Terrane.

On June 29, 2012, two copper concentrate sales agreements whereby Terrane, among other things agreed to sell 55% of the copper-gold-silver concentrate produced at Mt. Milligan during 2013 and 2014 and approximately 80,000 dry metric tons in each of the two quarters thereafter.  Payment for the concentrate will be based on the agreed copper, gold and silver content of the parcels delivered less smelting and refining charges and certain other deductions, if applicable.

We are currently estimating an aggregate of approximately C$1.4 to C$1.5 billion to construct and develop the Mt. Milligan copper-gold mine, of which approximately C$635 to C$765 million of cash expenditures remain to be spent. We continue to monitor our current costs, future cost estimates and scheduling for the project.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flow from operating activities, bank credit facilities, equipment financing facilities, issuances of debt and equity securities, including the senior unsecured notes and tangible equity units (tMEDS) described below, and the gold stream agreement with Royal Gold, also described below.  Our primary use of capital has been for the exploration, construction, and development of mines and processing operations for the production of molybdenum, copper, gold, and other metals.

For the three months ended June 30, 2012, we incurred net loss of $14.8 million, compared to net income of $116.8 million for the second quarter of 2011.  We experienced a 40.5% decline in revenues in the second quarter of 2012, as compared to the second quarter of 2011, due to lower production, lower than anticipated ore grades and recovery rates and a decrease in the average realized molybdenum sales prices period over period.

At June 30, 2012, we had $409.5 million of cash and cash equivalents. We monitor our positions with, and the credit quality of, the financial institutions and companies in which we invest our cash and cash equivalents.  Our investment policy limits investments to government-backed financial instruments, commercial paper and other investments meeting the guidelines of our investment policy.

At June 30, 2012, we had working capital of $382.6 million, including $409.5 million of cash and cash equivalents, $67.3 million of receivables, and $19.0 million of short-term debt, including capital lease obligations, primarily related to equipment financings.  We manage our credit risk from accounts receivable through our collection activities.  As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material delinquencies regarding the collection of our accounts receivable.

At June 30, 2012, our available liquidity included $409.5 million of consolidated cash on hand, remaining proceeds from Royal Gold under the amended gold stream arrangement of $126.9 million, $120.8 million of undrawn capacity under our equipment lease financing for the mobile mining fleet at Mt. Milligan, $276.0 million of undrawn capacity under our revolving credit facility, and ongoing expected cash flow from operations.  At June 30, 2012, our future estimated cash capital project expenditures total approximately C$640 million to C$770 million for the Mt. Milligan project (through completion) together with the remaining cash payments for the Endako mill expansion. We continue to monitor our current costs, future cost estimates and scheduling for the Mt. Milligan project.

Our ability to fund the completion of the Mt. Milligan project, satisfy our working capital needs and make our scheduled debt payments depends on our future operating performance and cash flow, average realized molybdenum prices, and our ability to access our current funding sources including our revolving credit facility, our equipment lease financing and our gold stream arrangement with Royal Gold.  As a result of operating losses in the second quarter of 2012, anticipated continued volatility in molybdenum prices, and our revised estimated production and cash cost guidance for Endako Mine, we anticipate that we will also need to obtain additional financing to complete the Mt. Milligan project.  Our ability to access our existing funding sources depends on our compliance with certain financial covenants described below, including maintaining a ratio of consolidated secured total debt to consolidated EBITDA of 3.00 to 1.00 or less.  While as of June 30, 2012 we were in compliance with our financial covenants, given the recent operating results and the negative impacts to cash flow, we anticipate that we will be in breach of the consolidated secured total debt to consolidated EBITDA ratio as of September 30, 2012.

If we are unable to obtain a waiver or an amendment to the Credit Agreement, and we do not repay the amounts drawn thereunder and terminate the revolving credit facility, the lenders under the facility could refuse to lend additional funds to us, declare us in default of the Credit Agreement, and/or accelerate the repayment of any outstanding borrowings under the revolving credit facility.  A default under the Credit Agreement would in turn trigger cross defaults to the Caterpillar equipment financing facility and could also trigger cross defaults to our agreement with Royal Gold, to the indentures governing our senior unsecured notes and other material agreements.  The triggering of such default provisions may have a material adverse effect on our business and financial condition and our solvency.

We are currently in negotiations with the lenders under our revolving credit facility to waive this financial covenant and amend our Credit Agreement to include additional new covenants.  We expect that any amendment to our Credit Agreement would be conditioned on our ability to supplement our existing liquidity.  To this end, on August 8, 2012, we entered into an amendment to our amended and restated gold stream agreement with Royal Gold pursuant to which we agreed to sell to Royal Gold an additional 12.25% of the refined gold production from Mt. Milligan for $200 million, plus $435 per ounce, or the prevailing market rate, if lower than $435 per ounce, when the gold is delivered.  Upon the closing of this transaction, we will have agreed to sell to Royal Gold a total of 52.25% of the refined gold production from our Mt. Milligan project, and Royal Gold’s aggregate investment (including amounts previously funded and commitments for future funding) in the refined gold from Mt. Milligan will have increased from $581.5 million to $781.5 million. The consummation of the transaction with Royal Gold is subject to the condition that the Company receives final approval for an amendment to its senior secured revolving credit agreement satisfactory to Royal Gold and approval of the Royal Gold transaction by the lenders thereunder within 30 days of the date of the Royal Gold amendment.  The Company is currently in negotiations with the revolving credit facility lenders to obtain these approvals.

There is no assurance that these transactions with our revolving credit facility lenders and Royal Gold will be completed or will provide sufficient liquidity to meet our ongoing needs.  Therefore, we are also exploring other alternatives to supplement our liquidity, including sales of assets, the issuance of additional debt or equity securities, and project finance transactions.  If we are unable to access our existing funding sources or to obtain additional financing on terms acceptable to us, or at all, we could incur significant delays in completing, or be unable to finance the completion of, the Mt. Milligan project, which could result in a material adverse effect on our operating results and financial condition.  If we are unable to secure an amendment to our revolving credit facility and to complete the proposed new transaction with Royal Gold, or to obtain alternative financing in replacement thereof, and we continue to incur expenditures at Mt. Milligan pursuant to our current development plan without delaying or suspending construction, we could face solvency issues in the September through December 2012 timeframe.

Continued declines in molybdenum prices in future periods will have a material adverse effect on our operating results and cash flows, resulting in difficulty in satisfying our working capital needs, scheduled debt service obligations and project development costs.

Operating Cash Flows

Cash used by operating activities for the second quarter of 2012 was $20.4 million compared to cash generated of $53.6 million for the same period in 2011.

Cash used by operating activities for the six months ended June 30, 2012 was $17.3 million compared to cash generated of $130.2 million for the same period in 2011.  This decrease in cash flow from operations was primarily the result of a net loss for the first six months of 2012 compared to net income as a result of record production and sales volumes for the first six months of 2011.

Financing Activities

Credit Facility

We have in place a $300 million senior secured revolving credit facility governed by the terms of a credit agreement (as amended, the “Credit Agreement”). On May 11, 2012, the Company executed a fourth amendment to the Credit Agreement which provided for certain changes to the negative covenants in the Credit Agreement to permit the issuance of the tangible equity units (tMEDS) and the 2019 Notes.  The amendment also suspended the consolidated leverage ratio and consolidated interest coverage ratio tests from the fiscal quarter ending June 30, 2012 through the fiscal quarter ending December 31, 2013, but provides that the Company must satisfy (i) a consolidated secured leverage ratio test as of June 30, 2012 through December 31, 2013 by maintaining a ratio of consolidated secured total debt to consolidated EBITDA of 3.00 to 1.00 or less and (ii) a minimum liquidity test of $75,000,000 at the end of each fiscal quarter until the completion of the Mt. Milligan project.  The consolidated secured leverage ratio test is calculated at the end of each quarter based on the prior four quarters financial results.

The Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable on December 10, 2014.  We can prepay amounts outstanding under the Credit Agreement at any time, and the Credit Agreement can be voluntarily terminated by us at any time prior to the December 10, 2014 maturity date without premium or penalty.  Borrowings under the credit facility can be in US dollars or Canadian dollars.  We may elect that revolving loans under the Credit Agreement denominated in US dollars bear interest at either the ABR (as defined in the Credit Agreement ) or the Eurodollar Rate (as defined in the Credit Agreement), plus a margin that varies depending on our Consolidated Leverage Ratio (as defined in the Credit Agreement).  We may elect that revolving loans under the Credit Agreement denominated in Canadian dollars bear interest at either the Canadian Prime Rate (as defined in the Credit Agreement) or the CDOR Rate (as defined in the Credit Agreement), plus a margin that varies depending on our Consolidated Leverage Ratio.  Our obligations under the Credit Agreement are secured by a senior lien on substantially all of our tangible and intangible assets.

During 2012, our reclamation bond at TC Mine increased from $25.5 million to $42.3 million and our share of reclamation costs at Endako Mine increased from $5.2 million to $11.6 million.  The $42.3 million reclamation bond at TC Mine was issued in the form of a surety bond and the original escrow reclamation deposit of $19.1 million was released. The $11.6 million reclamation bond at Endako Mine was issued in the form of a letter of credit under our Credit Agreement, and the original $5.2 million reclamation deposit was released. As of June 30, 2012, we had no outstanding borrowings and had issued and outstanding $24.0 million in letters of credit under the Credit Agreement. We had borrowing capacity under the Credit Agreement of $276.0 million as of June 30, 2012.

While as of June 30, 2012 we were in compliance with our financial covenants, given recent operating results and the negative impacts to cash flow, we anticipate that we will be in breach of the consolidated secured leverage ratio covenant as of September 30, 2012.  We are currently in negotiations with the lenders under our revolving credit facility to amend or waive this financial covenant.  In addition, in the event that we secure additional financings to meet our liquidity needs, we would expect to further amend our Credit Agreement in conjunction therewith.  If we are unable to obtain a waiver or an amendment to the Credit Agreement, and we do not repay the amounts drawn thereunder and terminate the revolving credit facility, the lenders under the revolving credit facility could refuse to lend additional funds to us, declare us in default of the Credit Agreement, and/or accelerate the repayment of any outstanding borrowings under the revolving credit facility.  A default under the Credit Agreement would in turn trigger cross defaults to the Caterpillar equipment financing facility and could also trigger cross defaults to our agreement with Royal Gold, to the indentures governing our senior unsecured notes and other material agreements.  The consequences of such cross defaults are discussed in greater detail below.

Caterpillar Equipment Financing Facility

On March 30, 2011, we entered into a Master Funding and Lease Agreement with Caterpillar which was amended and restated on December 9, 2011 (the “Master Agreement”).

We entered into the Master Agreement to finance our purchases of mobile mining equipment for use at the Mt. Milligan project.  Pursuant to the Master Agreement and agreements entered into in connection therewith, we may draw down on the facility and use the proceeds from each drawdown to fund the purchase of this equipment. Caterpillar will purchase such equipment and simultaneously lease the equipment to us. The Master Agreement provides for up to $132.0 million in equipment financings comprised of three separate tranches of $20.0 million, $50.0 million and $62.0 million.  The $20.0 million tranche is currently available to us and the $50.0 million and $62.0 million tranches are available upon the satisfaction of certain conditions specified in the Master Agreement.  As of June 30, 2012, we had drawn down approximately $11.2 million under the first tranche of the equipment financing facility.

Each borrowing under the facility will be for a term of 60 months. We will pay interest on the amounts borrowed under the facility at either floating or fixed rates, at our option, calculated as set forth in the Master Agreement. Our ability to request advances under the facility will terminate in December 2013 (or such later date as may be agreed upon by Caterpillar), and any unused commitments under the facility will then terminate and no longer be available to us. At the end of each 60-month lease period, we have the option to purchase the underlying equipment for a nominal sum.

Under the terms of the Master Agreement, we are required to be in compliance with the financial covenants contained in the Credit Agreement. In addition, as a condition to any drawdown under the facility, we must be in compliance with the minimum liquidity test of $75,000,000 included in our Credit Agreement. As of June 30, 2012, we were in compliance with the Master Agreement’s covenants.  However, if we are unable to obtain an amendment or waiver of such covenants in connection with a potential breach of the covenants in the Credit Agreement, as discussed above, we may default under the Credit Agreement, which could trigger a cross default under the Master Agreement.  Such default would entitle the lender under the Master Agreement to (1) terminate the lease by us of equipment purchased by the lender and leased to us pursuant to the facility, (2) terminate the lender’s obligation to purchase additional equipment and lease such equipment to us pursuant to the terms of the facility, (3) accelerate the payment of all lease payments unpaid under the facility, together with default interest, (4) accelerate the payment of the balance of the purchase price for equipment which would have been due and payable from the date of termination and (5) foreclose on the equipment purchased and leased under the facility and apply the proceeds from the sale of such equipment to any shortfall in the payment by us of amounts due to the lender under the facility.  Such action could result in a material adverse effect on our operating results and financial condition.

Gold Stream Arrangement

In December 2011, we entered into an amended and restated gold stream agreement with Royal Gold giving it the right to purchase an additional 15% interest in the refined gold production from Mt. Milligan for $270.0 million, plus $435 per ounce, or the prevailing market rate, if lower than $435, when the gold is delivered. When we purchased Terrane in 2010, we entered into a similar transaction with Royal Gold giving it the right to purchase 25% of the refined gold production from Mt. Milligan for $311.5 million. Payments made by Royal Gold upon signing the original and amended and restated agreements were $252.6 million and $112.0 million, respectively. Royal Gold is obligated to make the remaining payments to us in 2012 and 2013 in the aggregate amount of $216.9 million, which includes $90.0 million that was received by us in the first six months of 2012. Until the deposits received from Royal Gold have been fully offset against Royal Gold’s purchases of gold under the agreement, the deposits will be secured by our Mt. Milligan assets. After the deposits have been fully offset, Royal Gold will continue to have a security interest in 40% of the payable gold produced from Mt. Milligan.

In the event of any default under our agreement with Royal Gold, including a cross default resulting from a default under the Credit Agreement, Royal Gold could require us to repay the deposits received from Royal Gold, which amounts totaled $454.6 million as of June 30, 2012.

Gold Stream Arrangement — Subsequent Event

On August 8, 2012, we entered into an amendment to our amended and restated gold stream agreement with Royal Gold pursuant to which we agreed to sell to Royal Gold an additional 12.25% of the refined gold production from Mt. Milligan for $200 million, plus $435 per ounce, or the prevailing market rate, if lower than $435 per ounce, when the gold is delivered.  The consummation of the transaction with Royal Gold is subject to the condition that the Company receives final approval for an amendment to its senior secured revolving credit agreement satisfactory to Royal Gold and approval of the Royal Gold transaction by the lenders thereunder within 30 days of the date of the Royal Gold amendment.  The Company is currently in negotiations with the revolving credit facility lenders to obtain these approvals.

Upon the closing of this transaction, we will have agreed to sell to Royal Gold a total of 52.25% of the refined gold production from our Mt. Milligan project, and Royal Gold’s aggregate investment (including amounts previously funded and commitments for future funding) in the refined gold from Mt. Milligan will have increased from $581.5 million to $781.5 million.  Three business days following the consummation of the transactions contemplated by the amendment, Royal Gold will make a cash payment to us of $75 million. Following this payment, Royal Gold will make future scheduled payments to Thompson Creek in the aggregate amount of $251.9 million, which will be paid on a quarterly basis as follows:  $45 million on September 1, 2012; $95 million on December 1, 2012; $62 million on March 1, 2012; $37 million on June 1, 2012; and $12.9 million on September 1, 2013.  Following the September 1, 2013, payment, Royal Gold will have satisfied its obligations to make quarterly payments to Thompson Creek.

The terms and conditions of the amended and restated gold stream agreement will otherwise remain unchanged.  We intend to use the proceeds from the amended and restated gold stream agreement, as amended, to finance a portion of the construction of the Mt. Milligan project and related costs.

7.375% Senior Unsecured Notes

On May 20, 2011, we issued $350.0 million of 7.375% senior unsecured notes due in 2018 (the “2018 Notes”).  The proceeds received in the offering were $339.9 million, which were net of financing fees of $10.1 million. For the three and six months ended June 30, 2012, we capitalized $6.7 million and $13.7 million, respectively, of the interest and debt issuance costs associated with the 2018 Notes.  The net proceeds from the 2018 Notes offering have been and are expected to be used to fund the development of Mt. Milligan and for general working capital purposes. The 2018 Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year. Interest is payable in cash semi-annually in arrears on June 1 and December 1, and the first interest payment occurred on December 1, 2011.

The 2018 Notes are governed by an Indenture, dated as of May 20, 2011 (the “2018 Notes Indenture”).  There are no maintenance covenants with respect to our financial performance.  However, the 2018 Notes Indenture does contain transaction-based restrictive covenants that restrict our ability and the ability of certain of our subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends and consolidate, merge or sell all or substantially all of our assets, in each case subject to certain exceptions.

The 2018 Notes are redeemable at our option at any time prior to June 1, 2014 at a price equal to 100% of the principal amount of the 2018 Notes, plus accrued and unpaid interest and a make-whole premium.  We may also redeem up to 35% of the original principal amount of the 2018 Notes at any time prior to June 1, 2014 with the proceeds of certain equity offerings at a redemption price of 107.375% of the principal amount of the 2018 Notes, together with accrued and unpaid interest to, but not including, the date of redemption. We may also redeem the Notes at any time on or after June 1, 2014 at the redemption prices specified in the 2018 Notes Indenture together with accrued and unpaid interest to, but not including, the date of redemption. Finally, we may redeem the 2018 Notes at any time upon the occurrence of specified events relating to Canadian tax law, at a redemption price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

The 2018 Notes are senior unsecured obligations, ranking senior in right of payment to any future subordinated indebtedness we or our subsidiaries may incur.  The 2018 Notes are guaranteed on a senior basis by substantially all of our subsidiaries.

The 2018 Notes Indenture contains customary events of default.  A default under our Credit Agreement could result in a default under the 2018 Notes Indenture provided the default under the Credit Agreement is (i) caused by a failure to pay principal or interest under the Credit Agreement or (ii) such default results in the acceleration of such indebtedness prior to its maturity; and the principal amount of such indebtedness or any other such indebtedness under which there has been a payment default or the maturity of which has been accelerated aggregates $30,000,000 or more.  If an event of default occurs and is continuing under the 2018 Notes Indenture, the trustee or holders of at least 25% in principal of the outstanding 2018 Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the 2018 Notes to be due and payable immediately.  Certain events of bankruptcy or insolvency are events of default which would result in the 2018 Notes being due and payable immediately upon the occurrence of such events of default.

12.5% Senior Unsecured Notes

On May 11, 2012, we issued $200 million of 12.5% notes due in 2019 (the “2019 Notes”). The proceeds received in the offering were $193.1 million, which were net of financing fees of $6.9 million.  For the three months and six months ended June 30, 2012, we capitalized $3.6 million of the interest and debt issuance costs associated with the 2019 Notes. The net proceeds from the 2019 Notes offering have been and are expected to be used to find the development of Mt. Milligan and for general working capital purposes.  The 2019 Notes mature on May 1, 2019 and accrue interest from May 22, 2012 until maturity at a fixed rate of 12.5% per year. Interest is payable in cash semi-annually in arrears on May 1 and November 1, and the first interest payment is expected to be made on November 1, 2012.

The 2019 Notes are governed by a base indenture as supplemented by the first supplemental indenture thereto, each dated May 11, 2012 (the “2019 Notes Indenture”).  There are no maintenance covenants with respect to our financial performance.  However, the 2019 Notes Indenture does contain transaction-based restrictive covenants that restrict our ability and the ability of certain of our subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends and consolidate, merge or sell all or substantially all of our assets, in each case subject to certain exceptions.

The 2019 Notes are redeemable at our option at any time prior to May 1, 2016 at a price equal to 100% of the principal amount of the 2019 Notes, plus accrued and unpaid interest and a make-whole premium.  We may also redeem up to 35% of the original principal amount of the 2019 Notes at any time prior to May 1, 2015 with the proceeds of certain equity offerings at a redemption price of 112.5% of the principal amount of the 2019 Notes, together with accrued and unpaid interest to, but not including, the date of redemption. We may also redeem the 2019 Notes at any time on or after May 1, 2016 at the redemption prices specified in the Indenture together with accrued and unpaid interest to, but not including, the date of redemption. Finally, we may redeem the 2019 Notes at any time upon the occurrence of specified events relating to Canadian tax law, at a redemption price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

The 2019 Notes are senior unsecured obligations, ranking senior in right of payment to any future subordinated indebtedness we or our subsidiaries may incur. The 2019 Notes are guaranteed on a senior basis by substantially all of our subsidiaries.

The 2019 Notes Indenture contains customary events of default.  A default under our Credit Agreement could result in a default under the 2019 Notes Indenture provided the default under the Credit Agreement is (i) caused by a failure to pay principal or interest under the Credit Agreement or (ii) such default results in the acceleration of such indebtedness prior to its maturity; and the principal amount of such indebtedness or any other such indebtedness under which there has been a payment default or the maturity of which has been accelerated aggregates $30,000,000 or more.  If an event of default occurs and is continuing under the 2019 Notes Indenture, the trustee or holders of at least 25% in principal of the outstanding 2019 Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the 2019 Notes to be due and payable immediately.  Certain events of bankruptcy or insolvency are events of default which would result in the 2019 Notes being due and payable immediately upon the occurrence of such events of default.

Tangible Equity Units (tMEDS)

On May 11, 2012, we completed a public offering of 8,800,000 tangible equity units (“tMEDS”) with a stated value of $25.00. The proceeds received in the offering were $212.3 million, which were net of financing fees of $7.7 million.

Each tMEDS unit consists of two components: (1) a prepaid common stock purchase contract (the “Purchase Contracts”) and (2) a senior amortizing note due May 15, 2015 (the “Amortizing Notes”). Each Purchase Contract has a mandatory settlement date of May 15, 2015, unless settled earlier at the option of the holder thereof, and will settle for between 4.5855 and 5.3879 shares of our common stock, subject to certain adjustments.  At any time prior to the third business day immediately preceding May 15, 2015, a holder may settle any or all of its Purchase Contracts early.  Purchase Contracts settled prior to November 10, 2012 will be settled at 4.3562, which is 95% of the minimum settlement rate.  Purchase Contracts settled on or after November 11, 2012 but prior to the mandatory settlement date will be settled for 4.5855, subject in either case to certain adjustments.  Each Amortizing Note has an initial principal amount of $4.075312.  The Amortizing Notes will pay holders equal quarterly installments of $0.406250 per Amortizing Note (except for the August 15, 2012 installment payment, which will be $0.424306 per Amortizing Note), consisting of a partial repayment of principal and interest at a rate per annum of 11.68%, which in the aggregate will be equivalent to a 6.50% cash payment per year with respect to each $25 stated amount of tMEDS, and will have a scheduled final installment payment date of May 15, 2015.

The Amortizing Notes are governed by a base indenture as supplemented by the third supplemental indenture thereto, each dated May 11, 2012 (the “Amortizing Notes Indenture”).  There are no maintenance covenants or transaction-based covenants in the Amortizing Notes Indenture.

The Amortizing Notes Indenture contains customary events of default.  A default under our Credit Agreement could result in a default under the Amortizing Notes Indenture provided such default is (i) caused by a failure to pay principal or interest under the Credit Agreement or (ii) such default results in the acceleration of such indebtedness prior to its maturity; and the principal amount of such indebtedness or any other such indebtedness under which there has been a payment default or the maturity of which has been accelerated aggregates $30,000,000 or more.  If an event of default occurs and is continuing under the Amortizing Notes Indenture, the trustee or holders of at least 25% in principal of the outstanding Amortizing Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Amortizing Notes to be due and payable immediately.  Certain events of bankruptcy or insolvency are events of default which would result in the Amortizing Notes being due and payable immediately upon the occurrence of such events of default.

Financing Activities for the Three and Six Months Ended June 30, 2012 and 2011

Cash generated by financing activities in the second quarter of 2012 was $447.1 million compared to cash generated by financing activities of $358.7 million in the second quarter of 2011. In the second quarter of 2012, we received net proceeds of $193.0 million from the 2019 Notes and $212.3 million of proceeds from the issuance of the tMEDS and $45 million of proceeds from the gold stream transaction with Royal Gold which was somewhat offset by costs for the exercise of warrants of $1.4 million and scheduled principal payments on equipment loans of $1.9 million.  In the second quarter of 2011, we received proceeds of $340.1 million primarily from the issuance of the 2018 Notes and $20.4 million from the exercise of stock options and warrants, which were partially offset by scheduled principal payments on equipment loans of $1.3 million and debt issuance costs of $0.5 million.

Cash generated by financing activities in the six months ended June 30, 2012 was $491.1 million compared to cash generated of $361.1 million in the same period of 2011. This increase in the 2012 period was primarily related to proceeds of $200.0 from the issuance of the 2019 Notes and $212.3 million from the issuance of the tMEDS and $90 million of proceeds from the gold stream transaction with Royal Gold which was somewhat offset by costs for the exercise of warrants of $0.9 million and scheduled principal payments on equipment loans of $3.4 million. For the six months ended June 30, 2011, we received proceeds of $340.1 from the issuance of Notes and $25.8 million from the exercise of stock options and warrants, which were partially offset by scheduled principal payments on equipment loans of $2.8 million and debt issuance costs of $2.0 million.

Investing Activities

Cash used in investing activities in the second quarter of 2012 was $178.1 million compared to cash used of $157.0 million in the second quarter of 2011.  During the second quarter of 2012, we spent $193.3 million on property, plant, and equipment expenditures, primarily related to the development of Mt. Milligan and the Endako Mine mill expansion.  These capital expenditures excluded $20.2 million in increases in accrued costs at June 30, 2012. Additionally, cash used in investing activities for the second quarter of 2012 included a reduction of $9.2 million of restricted cash, primarily comprised of amounts released related to the payment of retention and bonus plan amounts. During the same period in 2011, we spent $155.2 million on property, plant, and equipment expenditures, primarily related to the development of Mt. Milligan and the Endako Mine mill expansion.

Cash used in investing activities in the six months ended June 30, 2012 was $358.1 million compared to cash used of $251.8 million in the same period of 2011.  During the first six months of 2012, we spent $381.2 million on property, plant, and equipment expenditures primarily related to the development of Mt. Milligan and the Endako Mine mill expansion.  During the same period in 2011, we spent $248.1 million on property, plant, and equipment expenditures primarily related to the development of Mt. Milligan and the Endako Mine mill expansion.

Off-Balance Sheet Arrangements

As of June 30, 2012, we have commitments to purchase approximately 14 million pounds of molybdenum sulfide concentrate throughout the remainder of 2012 through 2014, to be priced subsequent to June 30, 2012.  In addition, in the normal course of operations, we enter into certain molybdenum sales contracts where it sells future production at fixed prices. As of June 30, 2012, we had no outstanding commitments.

On December 9, 2009, we entered into a credit support agreement with BC Hydro related to the mill expansion project at the Endako Mine. Under this agreement, we are required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the expansion project.  The amount of the guarantee as of June 30, 2012 was C$16.5 million. As part of the financial guarantee, we provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro.  The surety bond can be drawn down in the event of a shortfall in BC Hydro’s incremental revenues after the commissioning of the new Endako mill facility.  At this time, we do not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

As of June 30, 2012, a shortfall in Endako’s future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

Transactions with our Endako Mine Joint Venture Party

Our total sales to a company affiliated with Sojitz, our Endako Mine joint venture partner, represented 30.7% and 30.2% of our total revenues for the three and six months ended June 30, 2012, respectively.  Our total sales to a company affiliated with Sojitz represented 26.5% and 25.9% of our total revenues for the three and six months ended June 30, 2011, respectively. See Note 15 to our unaudited consolidated financial statements included in this Form 10-Q for more information about transactions with this joint venture partner.

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

Adjusted Net Income (Loss), Adjusted Net Income (Loss) Per Share — Basic and Diluted

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

Adjusted net income (loss) represents the net income prepared in accordance with US GAAP, adjusted for significant non-cash items.  For the first six months and the second quarter of 2012, there were no significant non-cash items.  For the first six months and the second quarter of 2011, the significant non-cash items were the non-cash gains on the fair value adjustment related to our previously outstanding common stock purchase warrants.

We follow the guidance issued by the Emerging Issues Task Force (“EITF”) that common stock purchase warrants with a strike price denominated in a currency other than the entity’s reporting currency are not considered linked to equity, and therefore, are to be accounted for as derivatives. As a result, our outstanding common stock purchase warrants are accounted for as derivatives. We recorded a cumulative adjustment to retained earnings upon adoption, and subsequent changes to the fair value of the Terrane Warrants are recorded to the consolidated statements of operations and comprehensive (loss) income at each quarter-end.

In connection with our purchase of Terrane, we agreed to pay holders of warrants issued by Terrane (the “Terrane Warrants”) pursuant to the arrangement related to the Terrane Warrants.  A cash payment was not required by us at settlement; therefore, management does not consider gains or losses on these warrants in its evaluation of our financial performance.  These warrants expired in June 2012.  During the second quarter of 2012 approximately 7.5 million warrants were exercised.  In connection with this exercise approximately 388,000 shares of common stock were issued and $0.4 million was paid in cash.

Adjusted net income (loss) per share (basic and diluted) is calculated using adjusted earnings, as defined above, divided by the weighted average basic and weighted average diluted shares outstanding during the period as determined in accordance with US GAAP.

The following tables reconcile net (loss) income presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net (loss) income and adjusted net (loss) income per share — basic and diluted, for the three and six months ended June 30, 2012 and 2011:

For the Three Months Ended June 30, 2012 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net (Loss)	Shares		Shares
	Income	(000’s)	$/share	(000’s)	$/share

Net (loss) income	$(14.8)	168,168	$(0.09)	168,168	$(0.09)
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(1.9)	168,168	(0.01)	168,168	(0.01)
Non-GAAP adjusted net (loss) income	$(16.7)	168,168	$(0.10)	168,168	$(0.10)

For the Three Months Ended June 30, 2011 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
		Shares		Shares
	Net Income	(000’s)	$/share	(000’s)	$/share

Net income	$116.8	167,251	$0.70	172,321	$0.68
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(60.4)	167,251	(0.36)	172,321	(0.35)
Non-GAAP adjusted net income	$56.4	167,251	$0.34	172,321	$0.33

For the Six Months Ended June 30, 2012 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
	Net (Loss)	Shares		Shares
	Income	(000’s)	$/share	(000’s)	$/share

Net (loss) income	$(13.7)	168,111	$(0.08)	168,111	$(0.08)
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(1.8)	168,111	(0.01)	168,111	(0.01)
Non-GAAP adjusted net (loss) income	$(15.5)	168,111	$(0.09)	168,111	$(0.09)

For the Six Months Ended June 30, 2011 (unaudited — US$ in millions except shares and per share amounts)

		Weighted Average Basic Shares		Weighted Average Diluted Shares
		Shares		Shares
	Net Income	(000’s)	$/share	(000’s)	$/share

Net income	$245.7	166,413	$1.48	174,701	$1.41
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(126.4)	166,413	(0.76)	174,701	(0.72)
Non-GAAP adjusted net income	$119.3	166,413	$0.72	174,701	$0.68

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

The following table provides a reconciliation of cash costs and cash cost per pound produced, by mine, and operating expenses included in our consolidated statements of operations and comprehensive (loss) income in the determination of net income:

US$ in millions except per pound amounts — (Unaudited)

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Operating Expenses (in millions)	Pounds Produced(1) (000’s lbs)	$/lb	Operating Expenses (in millions)	Pounds Produced(1) (000’s lbs)	$/lb
TC Mine
Cash costs — Non-GAAP(2)	$34.2	2,544	$13.46	$36.2	8,322	$4.35
Add/(Deduct):
Stock-based compensation	—			0.2
Inventory and other adjustments	6.1			1.3
GAAP operating expenses	$40.3			$37.7
Endako Mine
Cash costs — Non-GAAP(2)	$25.8	1,575	$16.37	$21.3	1,688	$12.59
Add/(Deduct):
Stock-based compensation	0.1			0.2
Commissioning and start-up costs	2.9			—
Inventory and other adjustments	(4.3)			(1.0)
GAAP operating expenses	$24.5			$20.5

Other operations GAAP operating expenses(3)	$43.0			$33.5
GAAP consolidated operating expenses	$107.8			$91.7
Weighted-average cash cost — Non-GAAP	$60.0	4,119	$14.57	$57.5	10,010	$5.74

US$ in millions except per pound amounts —(Unaudited)

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Operating Expenses (in millions)	Pounds Produced(1) (000’s lbs)	$/lb	Operating Expenses (in millions)	Pounds Produced(1) (000’s lbs)	$/lb
TC Mine
Cash costs — Non-GAAP(2)	$69.6	5,966	$11.67	$72.0	17,006	$4.24
Add/(Deduct):
Stock-based compensation	0.1			0.5
Inventory and other adjustments	6.1			9.2
GAAP operating expenses	$75.8			$81.7
Endako Mine
Cash costs — Non-GAAP(2)	$47.7	2,577	$18.51	$40.6	3,333	$12.17
Add/(Deduct):
Stock-based compensation	0.3			0.4
Commissioning and start-up costs	5.2
Inventory and other adjustments	2.8			5.4
GAAP operating expenses	$56.0			$46.4

Other operations GAAP operating expenses(3)	$78.4			$61.6
GAAP consolidated operating expenses expenses	$210.2			$189.7
Weighted-average cash cost — Non-GAAP	$117.3	8,543	$13.73	$112.6	20,339	$5.54

(1)	Mined production pounds are molybdenum oxide and HPM from our share of the production from the mines; excludes molybdenum processed from purchased product.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Our consolidated molybdenum sales represent the sale of molybdenum in various forms from our mines and from third-party material that is purchased, processed and sold. Molybdenum sales for the quarter ended June 30, 2012 were $109.6 million, with cash used in operations of $20.4 million. For each $1 per pound change in molybdenum prices (using the molybdenum pounds sold from our mines in the first quarter of 2012), our current quarter revenue would change by approximately $4.5 million.

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

The following table sets forth our outstanding provisionally-priced contracts as of June 30, 2012, which all mature in 2012:

Pounds to be
Sold/Purchased
(000’s lb)
Provisionally-priced sales	270
Provisionally-priced purchases	895

In the normal course of operations, we enter into agreements for the purchase of molybdenum. As of June 30, 2012, we had commitments to purchase approximately 14 million pounds of molybdenum sulfide concentrate throughout the remainder of 2012 through 2014, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

Foreign Currency Exchange Risk

We transact business in various currencies in the normal course of our operations and for capital expenditures.  Moreover, with all of our revenues denominated in US dollars, we have an on-going foreign exchange risk with respect to our Canadian operations.  To help mitigate this risk, we from time to time enter into various derivative instruments such as foreign currency forward contracts, options and collars. The terms of these instruments are typically less than one year. As of June 30, 2012, we had open foreign currency option contracts for C$69 million at exchange rates ranging from $1.00 to $1.04.

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

The Chief Executive Officer, and the Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Stellat’en First Nation

In May 2010, the Stellat’en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and us alleging that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty to consult with the Stellat’en First Nation in relation to the impacts of the Endako Mine and the mill expansion. The petitioners sought a declaration that the Provincial Crown has not fulfilled its duty to consult with them in relation to the mill expansion project, a declaration that the mining permits and/or tenures held by us are invalid, an order quashing or setting aside the decision to issue a permit amendment to us, and an injunction prohibiting further construction or alterations relating to the mill expansion project. We and the government filed materials in response to the petition, and the matter was heard by the Supreme Court of British Columbia in late February and early March of 2011.  On August 5, 2011, the Court dismissed the petitioners’ claims in full.  On August 17, 2011, the Stellat’en First Nation filed a notice of appeal to the Court of Appeal of British Columbia seeking to have the decision of the Supreme Court of British Columbia set aside and seeking an order staying the permit amendment and any future permitting until the Province has engaged in further consultation.  On April 13, 2012, the Stellat’en First Nation, the government and we agreed to put the appeal into abeyance for 120 days to allow for discussions between the Stellat’en First Nation and the government.  If these discussions do not result in a resolution of the matter, the hearing of the appeal will proceed on November 26, 27 and 28, 2012.

Nak’azdli First Nation

In January, August and December of 2010, the Nak’azdli First Nation commenced separate legal proceedings against Federal or Provincial governments in Canada asserting that it was not adequately consulted by such governments before Terrane was granted various approvals relating to the Mt. Milligan project.  On June 12, 2012, the Provincial government and the Nak’azdli First Nation entered into a Economic and Community Development Agreement whereby the Nak’azdli First Nation agreed to terminate all of the pending litigation by filing in each of the proceedings a consent dismissal order (or its equivalent) within 30 days, and, as of July 12, 2012, the Nak’azdli First Nation has applied to the relevant courts and quasi-judicial tribunals to dismiss all of the proceedings.

Item 1A.  Risk Factors.

Item 1A of the 2011 Form 10-K and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended June 30, 2012.  Set forth below are additional risk factors that supplement the risk factors previously disclosed in the 2011 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012:

If we are unable to obtain a waiver or amendment or replacement financing, we may be unable to maintain compliance with the financial covenants under our revolving credit facility which could have a material adverse affect on our financial condition.

Our revolving credit facility requires us to maintain compliance with financial covenants for so long as the facility is in place.  On May 11, 2012, we entered into a fourth amendment to our revolving credit facility.  The amendment suspended the consolidated leverage ratio and consolidated interest coverage ratio tests from the fiscal quarter ending June 30, 2012 through the fiscal quarter ending December 31, 2013, but provides that we must satisfy (i) a consolidated secured leverage ratio test as of June 30, 2012 through December 31, 2013 by maintaining a ratio of consolidated secured total debt to consolidated EBITDA of 3.00 to 1.00 or less and (ii) a minimum liquidity test of $75,000,000 at the end of each fiscal quarter until the completion of the Mt. Milligan project.  In addition, the Caterpillar equipment financing facility requires us to maintain compliance with the financial covenants in our revolving credit facility through completion of the Mt. Milligan project.

While we were in compliance with all covenants in the revolving credit facility at June 30, 2012, given the recent operating results and the negative impacts to cash flow, if we are unable to obtain a waiver or amendment of our revolving credit facility or other permitted remedies, or terminate the facility and replace it with other financing, we anticipate that we will be in breach of the consolidated secured leverage ratio covenant as of September 30, 2012.

In the event we are in breach of our financial covenants under our revolving credit facility, the lenders under the revolving credit facility could refuse to lend additional funds to us or declare an event of default and accelerate the repayment of any outstanding borrowings under the revolving credit facility, and the lender under the Caterpillar equipment financing facility (1) could terminate the lease by us of equipment purchased by the lender and leased to us pursuant to the facility, (2) terminate the lender’s obligation to purchase additional equipment and lease such equipment to us pursuant to the terms of the facility, (3) accelerate the payment of all lease payments unpaid under the facility, together with default interest, (4) accelerate the payment of the balance of the purchase price for equipment which would have been due and payable from the date of termination and (5) foreclose on the equipment purchased and leased under the facility and apply the proceeds from the sale of such equipment to any shortfall in the payment by us of amounts due to the lender under the facility. If we were to default under our revolving credit facility or the Caterpillar equipment financing facility, we may not have sufficient assets to repay such indebtedness upon a default or have access to sufficient alternative sources of funds to the extent that borrowings under the revolving credit facility would be restricted. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding against us or collection proceedings with respect to our assets, all of which secure our indebtedness under the revolving credit facility, including the equipment purchased by the lender and leased to us under the Caterpillar equipment financing facility, which secures our indebtedness under such facility.

A default under the revolving credit facility would trigger cross defaults to the Caterpillar equipment financing facility and could also trigger cross defaults to our agreement with Royal Gold, to the indentures governing our senior unsecured notes and other material agreements.  In the event of a default under our agreement with Royal Gold, Royal Gold could require us to repay the amounts Royal Gold has invested in the Mt. Milligan project, which amounts totaled $454.6 million as of June 30, 2012.  In the event of a default under the indentures governing our 2018 Notes and 2019 Notes, the trustee or holders of at least 25% in principal of the outstanding  2018 Notes or 2019 Notes, as applicable, may declare the principal, premium, if any, and accrued and unpaid interest on the notes to be immediately due and payable.  We are actively seeking an amendment or waiver of the financial covenants in our revolving credit facility; however, there can be no assurances that we will be able to obtain such amendment or waiver.  Our inability to maintain compliance with our financial covenants may have a material adverse effect on our business and financial condition, potentially resulting in our insolvency.

Our failure to obtain adequate funding for the completion of Mt. Milligan could delay or prevent us from successfully completing Mt. Milligan, which could have a material adverse affect on our financial condition.

The successful completion of Mt. Milligan is dependent on our ability to obtain sufficient funding necessary to complete the construction and development of the mine.  If we are unable to draw down additional amounts from our revolving credit facility and we are unable to replace such amounts with financing from alternative sources or income from our operations, we expect that we will be unable to meet our anticipated funding obligations for the Mt. Milligan project during such period.  Our failure to obtain sufficient funding could result in significant delays in the construction of Mt. Milligan or halt construction completely, which could result in a material adverse effect on our operating results and financial condition.

Our substantial indebtedness could adversely affect our financial condition.

As of June 30, 2012, our total debt was approximately $564.0 million (without including the amortizing notes that form part of the tMEDS and $11.2 million in outstanding borrowings under the Caterpillar equipment financing facility), and we have had unused commitments of $276.0 million under our revolving credit facility (after giving effect to $24.0 million of outstanding letters of credit), and unused commitments of $120.8 million under the Caterpillar equipment financing facility. Although we do not record it as indebtedness, we also have $454.6 million in deferred revenue under our Gold Stream transaction and an entitlement to receive an additional $126.9 million of deposits in respect of the Gold Stream transaction that are expected to be available to us over the Mt. Milligan construction period. Until the deposits received in the Gold Stream transaction have been fully offset against Royal Gold’s purchases of gold under the agreement, the deposits will be secured by our Mt. Milligan assets. After the deposits have been fully offset, Royal Gold will continue to have a security interest in 40% of the payable gold produced from Mt. Milligan. Our high level of debt could have important negative consequences, including:

•                                        making it more difficult for us to satisfy our obligations with respect to our debt;

•                                        limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•                                        requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•                                          increasing our vulnerability to general adverse economic and industry conditions;

•                                        exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our revolving credit facility, are at variable rates of interest;

•                                          limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•                                        placing us at a disadvantage compared to other, less leveraged competitors; and

•                                        increasing our cost of borrowing.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur additional debt. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur significant additional debt in the future.  Although our revolving credit facility and the indentures that govern the 2018 Notes and the 2019 Notes contain restrictions on our incurrence of additional indebtedness, these restrictions contain exceptions and do not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we now face could intensify.

We may fail to realize the anticipated benefits of the Endako mill expansion, which could have a may have a material adverse affect on our financial condition.

In March 2012, we completed a mill expansion project at our Endako Mine.  The Endako mill expansion project included the construction of a new mill facility, replacing the previous mill facility constructed in the 1960s.  The new mill was designed to increase ore-processing capacity from the previous 31,000 tons per day to 55,000 tons per day.  Commissioning of the new SAG/Ball mill and rougher flotation circuit was completed in early January, followed by ramp-up to commercial production beginning February 1, 2012.  The remaining construction work on the regrind circuit and the pebble crusher was completed in late March.  While the new mill is regularly meeting its design capacity throughput of approximately 55,000 tons per day, as of June 30, 2012, the new mill was not meeting its design specifications with respect to recovery of molybdenum.  The economic feasibility of any project is based on many factors, including metallurgical recoveries, capital and operating costs and future metals prices. There is a risk that we paid more than the value we will receive from the mill expansion or that production and recovery estimates for the new mill will vary materially from actual production and recovery.  The failure of the new mill to achieve its design specifications or to otherwise meet our expectations for its operation could have a material adverse affect on our stock price and our business, financial condition and results of operations.

Our revised operating plan for our Endako Mine may not achieve its intended results, which could have a material adverse effect on our may have a material adverse affect on our financial condition.

In July 2012, in an effort to achieve cost savings, we implemented a revised operating plan at our Endako Mine.  Pursuant to this revised operating plan, we temporarily laid-off or terminated a number of employees, ceased mining new material, and began exclusively milling material stockpiled at our Endako Mine site.  If this stockpiled material does not meet the ore grades that we expect it to, or if it has weathered or otherwise suffered deleterious effects that would impact recovery of molybdenum or our ability to meet customer product specifications, our ability to produce and sell product would be negatively impacted, which could have a material adverse effect on our stock price and our business, financial condition and results of operations.  In addition, if our revised operating plan is not successful, we could be required to spend significant time and expense developing and implementing an alternative operating plan, which could have a material adverse effect on our stock price and our business, financial condition and results of operations.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

Broad market and industry factors may adversely affect the price of our common stock, regardless of our actual operating performance.  Factors that could cause fluctuation in the price of our common stock may include, among other things:

• actual or anticipated fluctuations in quarterly operating results;

• changes in financial estimates by us or by any securities analysts who might cover our stock;

• speculation about our business in the press or the investment community;

• conditions or trends in our industry or the economy generally;

• changes in the prices of molybdenum, copper or gold;

• stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the mining industry;

• announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

• capital commitments;

• additions or departures of key personnel; and

• sales of our common stock, including sales by our directors, officers or significant stockholders.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

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

Item 5.  Other Information.

First Amendment to Amended and Restated Purchase and Sale Agreement with Royal Gold

On August 8, 2012, we entered into an amendment to our amended and restated gold stream agreement with Royal Gold pursuant to which we agreed to sell to Royal Gold an additional 12.25% of the refined gold production from Mt. Milligan for $200 million, plus $435 per ounce, or the prevailing market rate, if lower than $435 per ounce, when the gold is delivered.  The consummation of the transactions contemplated by this amendment is subject to the condition that we obtain the consent of the lenders in our revolving credit facility to this transaction within 30 days of the date of the amendment.  We are currently in negotiations with our lenders to obtain this consent.

Upon the closing of this transaction, we will have agreed to sell to Royal Gold a total of 52.25% of the refined gold production from our Mt. Milligan project, and Royal Gold’s aggregate investment (including amounts previously funded and commitments for future funding) in the refined gold from Mt. Milligan will have increased from $581.5 million to $781.5 million.  Three business days following the consummation of the transactions contemplated by the amendment, Royal Gold will make a cash payment to us of $75 million. Following this payment, Royal Gold will make future scheduled payments to Thompson Creek in the aggregate amount of $251.9 million, which will be paid on a quarterly basis as follows:  $45 million on September 1, 2012; $95 million on December 1, 2012; $62 million on March 1, 2012; $37 million on June 1, 2012; and $12.9 million on September 1, 2013.  Following the September 1, 2013, payment, Royal Gold will have satisfied its obligations to make quarterly payments to Thompson Creek.

The amendment will restrict our ability to incur debt in excess of $350 million that is secured by the assets of the Mt. Milligan project until the earlier of the date upon which 425,000 ounces of refined gold have been sold and delivered to Royal Gold pursuant to our agreement or the date upon which the aggregate dollar amount of the difference between the market price for the gold delivered to Royal Gold under the agreement and the price actually paid by Royal Gold pursuant to the terms of our agreement exceeds $280 million.

The terms and conditions of the amended and restated gold stream agreement will otherwise remain unchanged.  We intend to use the proceeds from the amended and restated gold stream agreement, as amended, to finance a portion of the construction of the Mt. Milligan project and related costs.

The foregoing description of the terms of the amendment to the amended and restated gold stream agreement is qualified in its entirety by the amendment, which is filed herewith as Exhibit 10.4 and incorporated into this Item 5 by reference.

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

4.4

Indenture, dated May 11, 2012, between TCM and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to TCM’s Current Report on Form 8-K filed with the SEC on May 11, 2012).

4.5	First Supplemental Indenture dated May 11, 2012 among the Company, the Guarantors and Wells Fargo

Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to TCM’s Current Report on Form 8-K filed with the SEC on May 11, 2012).

4.6

Second Supplemental Indenture, dated May 11, 2012, among TCM, certain subsidiaries of TCM, as guarantors, Wells Fargo Bank, National Association, as U.S. trustee, and Valiant Trust Company, as Canadian trustee (incorporated by reference to Exhibit 4.3 to TCM’s Current Report on Form 8-K filed with the SEC on May 11, 2012).

4.7

Third Supplemental Indenture, dated May 11, 2012, among TCM, Wells Fargo Bank, National Association, as U.S. trustee, and Valiant Trust Company, as Canadian trustee (incorporated by reference to Exhibit 4.4 to TCM’s Current Report on Form 8-K filed with the SEC on May 11, 2012).

4.8

Purchase Contract Agreement, dated May 11, 2012, among TCM, Wells Fargo Bank, as U.S. trustee, Valiant Trust Company, as Canadian trustee, and Wells Fargo Bank, National Association, as purchase contract agent and attorney-in-fact for the purchase contracts (incorporated by reference to Exhibit 4.5 to TCM’s Current Report on Form 8-K filed with the SEC on May 11, 2012).

*4.9	Fourth Supplemental Indenture, dated June 21, 2012, among TCM, Wells Fargo Bank, National Association, as U.S. trustee, and Valiant Trust Company, as Canadian trustee.

** *10.1	Copper Concentrate Sales Agreement, dated June 29, 2012, between Terrane Metals Corp. and LS-Nikko Copper Inc.

** *10.2	Copper Concentrates Sales Agreement, dated June 29, 2012, among TCM, Terrane Metals Corp. and Louis Dreyfus Commodities Metals Suisse SA.

10.3

Fourth Amendment to Credit Agreement dated May 11, 2012 among TCM, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TCM’s Current Report on Form 8-K filed with the SEC on May 11, 2012).

** *10.4	First Amendment to Amended and Restated Purchase Agreement, dated August 8, 2012, among TCM, Terrane Metals Corp., Royal Gold, Inc. and RGLD Gold AG.

*12.1	Calculation of Earnings to Fixed Charges.

*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.

*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.

*95	Mine Safety Disclosures.

101

The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.†

*              Filed herewith.

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

THOMPSON CREEK METALS COMPANY INC.
Registrant

August 9, 2012	/s/ Kevin Loughrey
Date	KEVIN LOUGHREY,
Chairman, Chief Executive Officer and Director

August 9, 2012	/s/ Pamela L. Saxton
Date	PAMELA L. SAXTON,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)