Form 10-Q
period 2012-09-30
Thompson Creek Metals CO Inc.
filed 2012-11-09
CIK 1415020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 9, 2012, there were 168,726,984 shares of our common stock, no par value, outstanding.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2012	2011
	(in millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$359.7	$294.5
Accounts receivable	38.8	71.8
Accounts receivable—related parties	6.6	6.8
Product inventory	106.5	77.9
Material and supplies inventory	38.0	35.9
Prepaid expense and other current assets	3.6	5.6
Income and mining taxes receivable	15.3	9.1
Restricted cash - current	25.9	—
	594.4	501.6
Property, plant, equipment and development, net	2,984.1	2,359.4
Restricted cash	9.1	39.0
Reclamation deposits	0.4	24.6
Goodwill	—	47.0
Other assets	29.8	22.6
	$3,617.8	$2,994.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$192.0	$186.2
Income, mining and other taxes payable	0.5	2.2
Current portion of long-term debt	17.0	5.7
Current portion of long-term capital lease obligation	11.6	1.0
Deferred income tax liabilities	7.8	14.0
Other current liabilities	—	9.0
	228.9	218.1
Gold Stream deferred revenue	574.6	364.6
Long-term debt	578.8	361.0
Capital lease obligation	50.1	7.2
Other liabilities	20.0	15.9
Asset retirement obligations	34.9	32.8
Common stock purchase warrant derivatives	—	3.0
Deferred income tax liabilities	225.2	262.1
	1,712.5	1,264.7
Commitments and contingencies (Note 14)
Shareholders’ equity
Common stock, no-par, 168,726,984 and 167,963,639 shares issued and outstanding, as of September 30, 2012 and December 31, 2011, respectively	1,017.9	1,014.3
Additional paid-in capital	232.3	52.6
Retained earnings	576.7	638.6
Accumulated other comprehensive income	78.4	24.0
	1,905.3	1,729.5
	$3,617.8	$2,994.2

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)

REVENUES
Molybdenum sales	$72.6	$150.4	$291.8	$539.0
Tolling, calcining and other	2.3	4.4	10.2	13.4
Total revenues	74.9	154.8	302.0	552.4
COSTS AND EXPENSES
Cost of sales
Operating expenses	85.9	98.9	296.1	284.7
Depreciation, depletion and amortization	17.0	19.6	48.1	59.5
Total cost of sales	102.9	118.5	344.2	344.2
Selling and marketing	1.4	1.8	4.5	6.7
Accretion expense	0.5	0.5	1.6	1.4
General and administrative	7.0	7.3	22.1	21.6
Exploration	0.5	4.3	1.9	11.1
Total costs and expenses	112.3	132.4	374.3	385.0
OPERATING (LOSS) INCOME	(37.4)	22.4	(72.3)	167.4
OTHER EXPENSE (INCOME)
Goodwill impairment	47.0	—	47.0	—
Change in fair value of common stock purchase warrants	—	(42.0)	(1.8)	(168.4)
(Gain) loss on foreign exchange	(21.3)	23.9	(20.0)	21.8
Interest and finance fees	1.5	1.3	4.5	4.0
Interest income	(0.5)	(0.1)	(0.9)	(1.1)
Other	0.1	(0.7)	(0.3)	(1.2)
Total other expense (income)	26.8	(17.6)	28.5	(144.9)
(Loss) income before income and mining taxes	(64.2)	40.0	(100.8)	312.3
Income and mining tax (benefit) expense	(16.0)	(5.6)	(38.9)	21.0
NET (LOSS) INCOME	$(48.2)	$45.6	$(61.9)	$291.3
COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	62.0	(98.1)	54.4	(57.4)
Total comprehensive income (loss)	$13.8	$(52.5)	$(7.5)	$233.9

NET (LOSS) INCOME PER SHARE
Basic	$(0.29)	$0.27	$(0.37)	$1.75
Diluted	$(0.29)	$0.27	$(0.37)	$1.67
Weighted-average number of common shares
Basic	168.7	167.9	168.3	166.9
Diluted	168.7	168.5	168.3	174.9

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net (loss) income	$(48.2)	$45.6	$(61.9)	$291.3
Items not affecting cash:
Goodwill impairment	47.0	—	47.0	—
Change in fair value of common stock purchase warrants	—	(42.0)	(1.8)	(168.4)
Depreciation, depletion and amortization	17.0	19.6	48.1	59.5
Accretion expense	0.5	0.5	1.6	1.4
Amortization of finance fees	0.9	1.0	2.1	2.1
Stock-based compensation	1.5	2.1	4.8	6.0
Product inventory write-downs	21.6	11.2	42.5	13.0
Deferred income tax benefit	(11.7)	(10.0)	(34.4)	(16.1)
Unrealized (gain) loss on foreign currency derivative instruments	(0.4)	2.6	1.7	2.1
Unrealized foreign exchange (gain) loss	(20.0)	18.2	(21.4)	18.4
Change in working capital accounts (Note 18)	(27.0)	2.6	(64.4)	(27.7)
Cash (used) generated by operating activities	(18.8)	51.4	(36.1)	181.6
INVESTING ACTIVITIES
Capital expenditures	(203.7)	(234.4)	(584.9)	(482.5)
Capitalized interest payment	(1.3)	—	(14.4)	—
Restricted cash	18.7	(1.1)	30.6	(5.1)
Reclamation deposits	—	(0.4)	24.3	(0.1)
Cash used in investing activities	(186.3)	(235.9)	(544.4)	(487.7)
FINANCING ACTIVITIES
Proceeds (costs) from issuance of common shares, net	0.6	0.2	(0.3)	26.0
Proceeds from senior unsecured note issuance	—	—	200.0	350.0
Proceeds from tangible equity units	—	—	220.0	—
Issuance costs related to equity portion of tangible equity units	—	—	(6.4)	—
Debt issuance costs	(3.0)	(0.2)	(11.2)	(12.1)
Proceeds from sale leaseback transactions	49.3	—	49.3	—
Repayment of capital lease obligations	(6.2)	—	(7.4)	—
Gold Stream proceeds	120.0	—	210.0	—
Repayment of long-term debt	(4.4)	(1.2)	(6.6)	(4.0)
Cash generated (used) by financing activities	156.3	(1.2)	647.4	359.9
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1.0)	(9.3)	(1.7)	(4.4)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49.8)	(195.0)	65.2	49.4
Cash and cash equivalents, beginning of period	409.5	560.4	294.5	316.0
Cash and cash equivalents, end of period	$359.7	$365.4	$359.7	$365.4
Supplementary cash flow information (Note 18)

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2012

(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
	(in millions, except share data in thousands)

Balances at January 1, 2012	167,964	$1,014.3	$52.6	$638.6	$24.0	$1,729.5
Issuance of tMEDS	—	—	177.7	—	—	177.7
Amortization of stock-based compensation	—	—	4.8	—	—	4.8
Stock option exercises	371	2.8	(1.9)	—	—	0.9
Tax benefit of stock option exercises	—	—	(0.9)	—	—	(0.9)
Warrant exercises	392	0.8	—	—	—	0.8
Net loss	—	—	—	(61.9)	—	(61.9)
Other comprehensive income	—	—	—	—	54.4	54.4
Balances at September 30, 2012	168,727	$1,017.9	$232.3	$576.7	$78.4	$1,905.3

See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted. This report should be read in conjunction with Thompson Creek Metals Company Inc.’s (“TCM” or the “Company”) consolidated financial statements and notes contained in its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

2. Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Accounts receivable include trade receivables of $26.6 million and other receivables of $12.2 million as of September 30, 2012. Accounts receivable as of December 31, 2011 included trade receivables of $41.9 million and other receivables of $29.9 million. Other receivables primarily consist of $7.0 million and $25.8 million of Canadian Harmonized Sales Tax refundable to TCM as of September 30, 2012 and December 31, 2011, respectively.

3. Inventory

The carrying value of product inventory is as follows:

	September 30,	December 31,
	2012	2011
Finished product	$51.6	$50.3
Work-in-process	33.5	25.7
Stockpiled ore	21.4	1.9
	$106.5	$77.9

As of September 30, 2012, the carrying value of our inventory was $106.5 net of lower-of-cost-or-market-write-downs.  Total write-downs were $29.5 million and $57.2 million for the three and nine months ended September 30, 2012, respectively. Inventory write-downs in the accompanying consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2012 include $21.6 million and $42.5 million, respectively, of inventory write-downs in operating expenses and $7.9 million and $14.7 million, respectively, of inventory write-downs in depreciation, depletion and amortization.

As of September 30, 2011, the carrying value of TCM’s inventory exceeded the market value resulting in write-downs of $12.9 million and $18.6 million for the three and nine months ended September 30, 2011, respectively. During 2011, lower-of-cost-or-market inventory write-downs were recognized as operating expenses.  Beginning in the second quarter of 2012, lower-of-cost-or-market inventory write-downs were allocated between operating expenses and depreciation.  Amounts in the financial statements for the three and nine months ended September 30, 2011 have been reclassified to conform to the current year’s presentation.  The effect of the

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

reclassification for the three and nine months ended September 30, 2011was an increase to depreciation, depletion and amortization and a decrease to operating expenses of $1.7 million and $5.6 million, respectively.

4. Property, Plant, Equipment and Development

Property, plant, equipment and development is comprised of the following:

	September 30,	December 31,
	2012	2011
Mining properties	$1,205.2	$1,141.2
Mining equipment	878.2	355.0
Processing facilities	148.2	135.8
Construction in progress	1,046.9	972.8
Other	18.2	11.3
	3,296.7	2,616.1
Less: Accumulated depreciation, depletion and amortization	(312.6)	(256.7)
	$2,984.1	$2,359.4

The construction in progress balance includes nil and $403.5 million related to the mill expansion project at the Endako Mine and $1,008.4 million and $553.8 million related to the Mt. Milligan project as of September 30, 2012 and December 31, 2011, respectively.  No depreciation is currently being recognized on construction in progress related to the Mt. Milligan project as it has not been completed or placed into service.

Through its acquisition of Terrane, TCM obtained a 51% joint venture interest in the Howard’s Pass property.  Pursuant to a 2005 option agreement, a counterparty obtained an option to purchase 100% of the Howard’s Pass property, provided that it made specified yearly option payments and performed specified amounts of work to develop the property. On August 10, 2012, the counterparty fulfilled its obligations under the Option Agreement, and, in doing so, acquired the Howard’s Pass property.  In connection therewith, TCM obtained certain royalty interests in the property. Following this transaction, TCM’s remaining royalty interest of $8.7 million has been reclassified from Mineral Properties to Other.

5. Goodwill

During the third quarter of 2012, TCM suspended waste stripping activity associated with the next phase of production at TC Mine.  This decision coupled with declines in molybdenum prices represented significant changes in our business requiring us to evaluate our goodwill for impairment on an enterprise-wide basis at September 30, 2012. For purposes of this evaluation, estimates of after-tax discounted future cash flows of the individual reporting units were used.  The estimated cash flows were derived from life-of-mine plans developed using long-term analyst consensus pricing reflective of the current price environment and management’s projections for operating costs. As a result of this evaluation, an impairment charge of $47.0 million was recorded for the three and nine months ended September 30, 2012.

6. Derivative Financial Instruments

TCM enters into various derivative financial instruments in its normal course of operations.  None of TCM’s derivative instruments are treated as hedges for accounting purposes, and all are recorded on the consolidated balance sheets at fair value with changes in fair value recorded to the consolidated statements of operations and comprehensive (loss) income, except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception. TCM is exposed to credit loss when counterparties with which it has entered into derivative transactions are unable to pay. To reduce counterparty credit exposure, TCM deals only with large credit-worthy financial institutions and companies and limits credit exposure to each. TCM believes the counterparties to the contracts to be credit-worthy entities, and therefore, TCM believes credit risk of counterparty non-performance is relatively low.  For information regarding the nature and types of TCM’s derivatives, see the references noted in the following tables.

The following table summarizes the location and fair value amounts of all derivative financial instruments in the consolidated balance sheets:

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

		Fair Value
		September 30,	December 31,
Derivative Type	Balance Sheet Classification	2012	2011
Derivative assets
Forward currency contracts(a)	Prepaid expense and other current assets	$—	$1.6
Total derivative assets		$—	$1.6
Derivative liabilities
Provisionally-priced sales(d)	Other current liabilities	$0.1	$—
Common stock purchase warrant derivatives(c)	Common stock purchase warrant derivatives	—	3.0
Total derivative liabilities		$0.1	$3.0

The following table sets forth the gains (losses) on derivative instruments for the three and nine months ended September 30, 2012 and 2011:

		Gain/(Loss)		Gain/(Loss)
		Three Months Ended		Nine Months Ended
	Statement of Operations	September 30,	September 30,	September 30,	September 30,
Derivative Type	Classification	2012	2011	2012	2011
Provisionally-priced sales(d)	Molybdenum sales	$(0.3)	$(0.5)	$(0.4)	$(0.9)
Provisionally-priced purchases(d)	Operating expenses	(0.6)	1.5	(0.6)	2.2
Commodity contract (b)	Operating expenses	0.1	—	0.1	—
Fixed-priced contracts(e)	Molybdenum sales	—	(0.4)	—	(1.2)
Forward currency contracts(a)	Gain (loss) on foreign exchange	1.2	(2.4)	(1.8)	(2.1)
Common stock purchase warrant derivatives(c)	Change in fair value of common stock purchase warrants	—	42.0	1.8	168.4
		$0.4	$40.2	$(0.9)	$166.4

(a)           Forward Currency Contracts

TCM transacts business in various currencies in the normal course of its operations and for capital expenditures.  In addition, with all of its revenues denominated in US dollars, TCM has on-going foreign exchange risk with respect to its Canadian operations.  To help mitigate this risk, TCM, from time to time, enters into various derivative instruments such as foreign currency forward contracts, options and collars. The terms of these instruments are typically less than one year.  TCM records its currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts.  As of September 30, 2012, TCM had no open foreign currency contracts.

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

The following table summarizes common share warrant transactions during the nine months ended September 30, 2012:

Number of Warrants
(000’s)
Balance, December 31, 2011	7,621
Warrants exercised	(7,550)
Warrants expired	(71)
Balance, September 30, 2012	—

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

During the second quarter of 2012 approximately 7.5 million warrants were exercised.  In connection with this exercise approximately 388,000 shares of common stock were issued and $0.4 million was paid in cash. All TCM warrants were exercised or expired as of June 30, 2012.

For the nine months ended September 30, 2012, TCM recorded a non-cash increase to common stock of $1.2 million representing the fair value of warrants exercised on the date of such exercise.

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

The following table sets forth TCM’s outstanding provisionally-priced contracts as of September 30, 2012, which all mature in 2012:

Pounds to be
Sold/Purchased
(000’s lb)
Provisionally-priced sales	151
Provisionally-priced purchases	924

(e)                                  Fixed-Priced Contracts

TCM’s results of operations and operating cash flows are affected by changes in market prices for molybdenum. To mitigate a portion of this risk, TCM enters into certain molybdenum sales contracts pursuant to which it sells future production at fixed prices. These fixed prices may be different than the quoted market prices at the date of sale.  Forward molybdenum sales contracts in place at September 30, 2012 cover the period through May 31, 2014.

September 30,
2012
Molybdenum committed (000’s lb)	50
Average price ($/lb)	$13.03

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

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3

Liabilities:
Senior unsecured notes	$462.5	$—	$—	$462.5
tMEDS	26.5	—	—	26.5
Provisionally-priced sales	0.1	—	0.1	—
	$489.1	$—	$0.1	$489.0

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts	$1.6	$—	$1.6	$—
	$1.6	$—	$1.6	$—
Liabilities:
Senior unsecured notes	$309.0	$—	$—	$309.0
Common stock purchase warrant derivatives	3.0	3.0	—	—
	$312.0	$3.0	$—	$309.0

The following table summarizes the fair value activity of TCM’s Level 3 financial liabilities for the nine months ended September 30, 2012:

	Total	Debt
Balance at January 1, 2012	$309.0	$309.0
Issuance of senior unsecured notes	189.1	189.1
Issuance of tMEDS	26.5	26.5
Unrealized (loss) on prior year issuance	(35.6)	(35.6)
Balance at September 30, 2012	$489.0	$489.0

The sensitivity to changes in the unobservable inputs and their impact on the fair value measurement of senior unsecured notes can be significant.  The significant unobservable inputs for the senior unsecured notes are risk-free interest rates and credit spread assumptions.  The risk-free interest rate is negatively correlated to the fair value measure. An increase (decrease) in risk-free interest rates will decrease (increase) the fair value measure.  The credit spread is negatively correlated to the fair value measure.  An increase (decrease) in the credit spread will decrease (increase) the fair value measure.

There were no transfers into or out of Level 3 during the nine months ended September 30, 2012.  TCM’s policy is to recognize transfers into and out of Level 3 as of the actual date of the event or change in circumstances.

8.  Capital Leases

On March 30, 2011, TCM entered into an equipment financing facility, which was amended and restated on December 9, 2011 (the “Equipment Facility”), pursuant to which Caterpillar Financial Services Limited (“Caterpillar”) agreed to underwrite up to $132.0 million in mobile fleet equipment financing for the Mt. Milligan project. Each borrowing under the Equipment Facility represents a capital lease and has a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

at either floating or fixed rates, at TCM’s option. TCM’s ability to borrow under the Equipment Facility terminates in December 2013 (or such later date as may be agreed upon by Caterpillar), and any unused commitments under the Equipment Facility will then terminate and no longer be available to TCM. At the end of each 48 or 60-month lease period, TCM has the option to purchase the underlying equipment for a nominal sum. Under the terms of the Equipment Facility, TCM is required to be in compliance with the financial covenants contained in TCM’s revolving credit facility described below. As of September 30, 2012, TCM had $61.7 million in outstanding borrowings under the Equipment Facility and was in compliance with its covenants. Interest pertaining to the Equipment Facility is allocable to the cost of developing mining properties and is capitalized until assets are ready for their intended use. For the three and nine months ended September 30, 2012, TCM capitalized $0.5 million and $0.8 million, respectively, of the interest and debt issuance costs associated with the Equipment Facility.

During the third quarter of 2012, TCM entered into sale-leaseback transactions with Caterpillar with respect to certain equipment pursuant to the Equipment Facility. As of September 30, 2012, TCM received $49.3 million in cash from Caterpillar for the sale of equipment, which was subsequently leased back. Interest payments are based on LIBOR plus a margin. The leases are considered to be capital leases resulting in an increase to capital lease obligation of $44.4 million after upfront payments of $4.9 million.

TCM’s total capital leases consists of the following:

	September 30,	December 31,
	2012	2011
Capital leases	$17.3	$8.2
Sales-leaseback	44.4	—
Total capital leases	$61.7	$8.2

9. Debt

TCM’s total debt consists of the following:

	September 30,	December 31,
	2012	2011
Senior unsecured notes	$550.0	$350.0
Tangible Equity Units (tMEDS)	33.2	—
Equipment loans	12.2	16.1
Other	0.4	0.6
Total debt	595.8	366.7
Less: Current portion	(17.0)	(5.7)
Total long-term debt	$578.8	$361.0

Credit Facility

TCM has in place a $300 million senior secured revolving credit facility governed by the terms of a credit agreement (the “Credit Agreement”). On August 10, 2012, the Company executed a fifth amendment to the Credit Agreement which revised and put in place new reporting requirements, financial covenants and measurements.  Pursuant to the Credit Agreement, TCM (1) must meet a minimum quarterly EBITDA covenant commencing in the fourth quarter of 2012, (2) must maintain minimum consolidated liquidity of at least $100 million as of the last date of each fiscal quarter through the completion of Mt. Milligan, (3) is not permitted to allow its Consolidated Leverage Ratio (as defined in the credit agreement) to exceed 3.00:1.00 for any period of four quarters beginning with the period ending March 31, 2014, (4) must maintain a Consolidated Interest Coverage Ratio (as defined in the credit agreement) of 3.00:1.00 for any period of four fiscal quarters beginning with the period ending March 31, 2014, (5) must meet certain liquidity thresholds for borrowings and repayments and (6) must meet certain conditions precedent for borrowings, including a condition precedent that TCM’s cash balance be lower than $50 million.  As of September 30, 2012, TCM was in compliance with the Credit Agreement’s financial covenants.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

The Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable on December 10, 2014.  TCM can prepay amounts outstanding under the Credit Agreement at any time, and the Credit Agreement can be voluntarily terminated by TCM at any time prior to the December 10, 2014 maturity date without premium or penalty.  Borrowings under the credit facility can be in US dollars or Canadian dollars.  TCM may elect that revolving loans under the Credit Agreement denominated in US dollars bear interest at either the ABR (as defined in the Credit Agreement ) or the Eurodollar Rate (as defined in the Credit Agreement), plus a margin that varies depending on TCM’s Consolidated Leverage Ratio (as defined in the Credit Agreement).  TCM may elect that revolving loans under the Credit Agreement denominated in Canadian dollars bear interest at either the Canadian Prime Rate (as defined in the Credit Agreement) or the CDOR Rate (as defined in the Credit Agreement), plus a margin that varies depending on our Consolidated Leverage Ratio.  TCM’s obligations under the Credit Agreement are secured by a senior lien on substantially all of our tangible and intangible assets.

During 2012, TCM’s reclamation bond at TC Mine increased from $25.5 million to $42.3 million, and its share of reclamation costs at Endako Mine increased from $5.2 million to $11.6 million.  The $42.3 million reclamation bond at TC Mine was issued in the form of a surety bond, and the original escrow reclamation deposit of $19.1 million was released.  The $15.6 million reclamation bond at Endako Mine was issued in the form of a letter of credit under TCM’s Credit Agreement, and the original $5.2 million reclamation deposit was released. As of September 30, 2012, TCM had no outstanding borrowings under the Credit Agreement and had issued and outstanding $24.9 million in letters of credit under the Credit Agreement, including $0.1 million related to Berg. Commitment fees for the three and nine months ended September 30, 2012 related to the Credit Agreement were $0.7 million and $2.0 million, respectively. For the three and nine months ended September 30, 2012, TCM capitalized $0.1 million and $0.2 million, respectively, of issuance costs associated with letters of credit of $9.2 million for Mt. Milligan under the Credit Agreement. At September 30, 2012, TCM had undrawn borrowing capacity of $275.1 million under the revolving credit facility.

7.375% Senior Unsecured Notes

On May 20, 2011, TCM issued $350 million of 7.375% senior unsecured notes (the “2018 Notes”).  The proceeds received in the offering were $339.9 million, which were net of financing fees of $10.1 million. For the three and nine months ended September 30, 2012, TCM capitalized $6.7 million and $20.4 million, respectively, of the interest and debt issuance costs associated with the 2018 Notes. TCM is utilizing the net proceeds from the 2018 Notes offering to fund the development of Mt. Milligan and for general working capital purposes. The 2018 Notes are guaranteed on a senior basis by substantially all of TCM’s subsidiaries.

The 2018 Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year. Interest is payable in cash semi-annually in arrears on June 1 and December 1 to the holders of record at the close of business on the May 15 and November 15 prior to each interest payment date, and the first interest payment occurred on December 1, 2011.

The 2018 Notes are redeemable at TCM’s option, in whole or in part, at any time prior to June 1, 2014 at a price equal to 100% of the principal amount of the 2018 notes, plus accrued and unpaid interest and a make whole premium. TCM may also redeem up to 35% of the original principal amount of the 2018 Notes at any time prior to June 1, 2014 with the proceeds of certain equity offerings at a redemption price of 107.375% of the principal amount of the 2018 Notes, together with accrued and unpaid interest to, but not including, the date of redemption. TCM may also redeem the 2018 Notes at any time on or after June 1, 2014 at the redemption prices specified in the indenture together with accrued and unpaid interest to, but not including, the date of redemption. Finally, the Company may redeem the 2018 Notes at any time upon the occurrence of specified events relating to Canadian tax law at a redemption price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

For purposes of the fair market value disclosed in Note 7, the carrying values of the 2018 Notes as of September 30, 2012 and December 31, 2011 were higher than the fair values of approximately $273.4 million and $309.0 million, respectively.  TCM determined the fair values of the 2018 Notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.

The 2018 Notes include both standard financial and non-financial covenants, including, among others, limitations on incurring additional indebtedness, making restricted payments and allowing new liens.  As of September 30, 2012, TCM was in compliance with these covenants.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

12.5% Senior Unsecured Notes

On May 11, 2012, TCM issued $200 million of 12.5% senior unsecured notes (the “2019 Notes”). The proceeds received in the offering were $193.1 million, which were net of financing fees of $6.9 million.  For the three and nine months ended September 30, 2012, TCM capitalized $6.6 million and $10.2 million, respectively, of the interest and debt issuance costs associated with the 2019 Notes. TCM is utilizing the net proceeds from the 2019 Notes offering to fund the development of Mt. Milligan and for general working capital purposes. The 2019 Notes are guaranteed on a senior basis by substantially all of TCM’s subsidiaries.

The 2019 Notes mature on May 1, 2019 and accrue interest from May 1, 2012 until maturity at a fixed rate of 12.5% per year. Interest on the 2019 Notes is payable on May 1 and November 1 of each year, commencing November 1, 2012, to the holders of record at the close of business on the April 15 and October 15 prior to each interest payment date.

The 2019 Notes are redeemable at TCM’s option at any time prior to May 1, 2016 at a price equal to 100% of the principal amount of the 2019 Notes, plus accrued and unpaid interest and a make-whole premium.  TCM may also redeem up to 35% of the original principal amount of the 2019 Notes at any time prior to May 1, 2015 with the proceeds of certain equity offerings at a redemption price of 112.5% of the principal amount of the 2019 Notes, together with accrued and unpaid interest to, but not including, the date of redemption. TCM may also redeem the 2019 Notes at any time on or after May 1, 2016 at the redemption prices specified in the indenture together with accrued and unpaid interest to, but not including, the date of redemption. Finally, TCM may redeem the 2019 Notes at any time upon the occurrence of specified events relating to Canadian tax law at a redemption price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

For purposes of the fair market value disclosed in Note 7, the carrying value of the 2019 Notes as of September 30, 2012 was higher than the fair value of approximately $189.1 million.  TCM determined the fair value of the 2019 Notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.

The 2019 Notes include both standard financial and non-financial covenants, including, among others, limitations on incurring additional indebtedness, making restricted payments and allowing new liens.  As of September 30, 2012, TCM was in compliance with these covenants.

Mobile Mining Equipment Loans

On December 8, 2010, TCM executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during 2010. This fixed rate loan bears interest at 3.6%, is scheduled to mature no later than December 8, 2015 and has an outstanding payable amount of $8.6 million as of September 30, 2012. TCM has an additional fixed rate loan bearing interest at 5.9% that is scheduled to mature no later than October 31, 2013 and has an outstanding payable of $3.6 million as of September 30, 2012.

10.  Gold Stream Arrangement

On August 8, 2012, TCM entered into an amendment to its amended and restated gold stream agreement with Royal Gold pursuant to which TCM agreed to sell to Royal Gold an additional 12.25% of the refined gold production from Mt. Milligan for $200 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered.  After giving effect to this transaction, TCM has agreed to sell to Royal Gold an aggregate total of 52.25% of the refined gold production from its Mt. Milligan project, and Royal Gold’s aggregate investment (including amounts previously funded and commitments for future funding) in the refined gold from Mt. Milligan has increased to $781.5 million.

During the third quarter, Royal Gold made a cash payment to TCM of $120 million. The amendment provides for future scheduled payments by Royal Gold to TCM in an aggregate amount of $206.9 million, to be paid on a quarterly basis as follows:  $95 million on December 1, 2012; $62 million on March 1, 2013; $37 million on June 1, 2013; and $12.9 million on September 1, 2013.  Following the September 1, 2013 payment, Royal Gold will have satisfied its obligations to make quarterly payments to TCM.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

11. Tangible Equity Units (tMEDS)

On May 11, 2012, TCM completed a public offering of 8,800,000 tMEDS with a stated value of $25.00. Each tMEDS unit consists of a prepaid common stock purchase contract and a senior amortizing note due May 15, 2015. The prepaid common stock purchase contracts were recorded as additional paid-in-capital (a component of shareholders’ equity), net of issuance costs, and the senior amortizing notes have been recorded as long-term debt. Issuance costs associated with the debt component were recorded as a prepaid expense, which will be amortized using the effective interest rate method over the term of the instrument to May 15, 2015. TCM allocated the proceeds from the issuance of the tMEDS to equity and debt based on the relative fair values of the respective components of each tMEDS unit. The proceeds received in the offering were $212.3 million, which were net of financing fees of $7.7 million.  For the three and nine months ended September 30, 2012, TCM capitalized $1.2 million and $1.8 million, respectively, of the interest and debt issuance costs associated with the tMEDS. The aggregate values assigned upon issuance to each component of the tMEDS are as follows:

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

(1)         There are two components of each tMEDS unit; therefore, there are 8.8 million units of the equity component, 8.8 million units of the debt component and 8.8 million units of tMEDS, which includes both the debt and equity components.

The fair value of the debt component was determined using a discounted cash flow model using the following assumptions: (1) quarterly cash payments of 6.5%; (2) a maturity date of May 15, 2015; and (3) an assumed discount rate of 11.68%. The discount rate used for estimating the fair value was determined by obtaining yields for comparably-rated issuers trading in the market, considering the market yield of existing TCM debt and the credit rating of TCM. The debt component was recorded at fair value, will be amortized using the level yield method over the term of the instrument and will be fully amortized at the settlement date of May 15, 2015.

The fair value of the equity component was determined using a Kynex valuation model using the following weighted-average assumptions: (1) issue premium of 17.5%; (2) expected volatilities of 40% and 37%; (3) credit spread of 900bps; and (4) term of 3 years.

Each senior amortizing note has an initial principal amount of $4.075312, bears interest at 11.68% per annum and has a scheduled final installment payment date of May 15, 2015. On each February 15, May 15, August 15 and November 15, commencing on August 15, 2012, TCM is required to pay equal quarterly installments of $0.406250 on each amortizing note. Each payment will constitute a payment of interest and a partial repayment of principal.

Each prepaid common stock purchase contract will automatically settle on May 15, 2015, unless settled earlier as described below, and TCM is required to deliver not more than 5.3879 shares and not less than 4.5855 shares of its common stock based on the applicable market value (the average of the volume weighted-average price of TCM common stock for the twenty (20) consecutive trading days immediately preceding May 15, 2015) as follows:

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

For purposes of the fair market value disclosed in Note 7, the carrying values of the tMEDS as of September 30, 2012 were higher than the fair values of approximately $26.5 million.  TCM determined the fair values of the tMEDS using a discounted cash flow valuation model, consisting of inputs such as credit spreads and the current trading price of the tMEDS.

12.  Stock-Based Compensation

On May 6, 2010, TCM’s shareholders approved the 2010 Long-Term Incentive Plan (“LTIP”) and the 2010 Employee Stock Purchase Plan (“ESPP”).  The LTIP allows TCM to grant stock options, share appreciation rights, restricted shares, restricted share units, performance share units or shares as bonus compensation.  As of September 30, 2012, TCM has granted stock options, performance share units (“PSUs”) and restricted share units (“RSUs”) under the LTIP, as discussed below.

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

The following table summarizes stock option activity during the nine months ended September 30, 2012:

		Weighted-Average
	Shares (000’s)	Exercise Price (C$)
Stock options outstanding at January 1, 2012	2,989	$12.72
Granted	204	4.73
Exercised	(35)	7.12
Canceled/expired	(616)	12.52
Stock options outstanding at September 30, 2012	2,542	$12.49

For the three and nine months ended September 30, 2012, TCM recorded compensation expense related to stock options of $0.2 million and $0.8 million, respectively.

For the three and nine months ended September 30, 2011, TCM recorded compensation expense related to stock options of $1.0 million and $3.6 million, respectively.

b)            Performance Share Units

The following table summarizes the PSU activity during the nine months ended September 30, 2012:

		Weighted-Average
	Shares (000’s)	Fair Value (US$)
Outstanding at January 1, 2012	495	$11.91
PSUs Granted	381	12.01
Outstanding at September 30, 2012	876	$11.95

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

The vesting of the PSUs granted during the first quarter of 2012 is contingent upon two performance metrics:  1) the Company Total Shareholder Return (TSR) relative to the Russell 2000 Index during the three year performance period as measured by the Relative TSR performance percentage as set forth by the plan administrator, and 2) the proven and probable mine reserves replaced by TCM during the three year performance period as measured by the replacement reserves percentage as set forth by the plan administrator.  The PSUs cliff vest three years from the date of issuance upon achievement of the above metrics.

All PSUs granted are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant.  The Monte Carlo model is based on random projections of stock price paths.  For the three and nine months ended September 30, 2012, TCM recorded compensation expense related to the PSUs of $0.7 million and $2.0 million, respectively.  TCM recorded $0.6 million and $1.3 million of compensation expense related to the PSUs for the three and nine months ended September 30, 2011, respectively.

c)                  Restricted Stock Units

The following table summarizes the RSU activity during the nine months ended September 30, 2012:

		Weighted-Average
	Shares (000’s)	Fair Value (US$)
Outstanding at January 1, 2012	306	$10.33
RSUs granted	413	8.82
RSUs vested and common shares issued	(72)	10.12
RSUs canceled/expired	(87)	9.95
Outstanding at September 30, 2012	560	$9.29

TCM accounts for RSUs at fair value, which is based on the market value of TCM’s common shares on the day of grant and recognized over the vesting period of one to three years.  Upon vesting, TCM will issue the requisite shares.  TCM recorded $0.7 million and $1.8 million of compensation expense related to its RSUs for the three and nine months ended September 30, 2012, respectively.  TCM recorded compensation expense of $0.3 million and $0.8 million related to its RSUs for each of the three and nine months ended September 30, 2011.

13.  Employee Severance Plan

On September 30, 2012, TCM terminated a severance plan under which certain of its employees were participants. The severance plan was put into place in 2004.  Under the terms of the plan, the participants accrued benefits based on years of service with the Company which were to be paid upon termination of the employees by the Company without cause and under certain other circumstances.  In connection with termination of the plan, TCM has agreed to pay the participants the amounts that had accrued to such individuals as of September 30, 2012 on the earlier of October 15, 2013 or the applicable participant’s separation of service with the Company.   The Company expects to pay approximately $14.5 million in cash in connection with termination of this plan of which approximately $9.1 million the Company had set aside for purposes of paying obligations under the plan. In connection with the termination of the plan, the Company incurred a charge of approximately $2.0 million in the third quarter of 2012.

14.  Commitments and Contingencies

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

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

In May 2010, the Stellat’en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and TCM alleging that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty to consult with the Stellat’en First Nation in relation to the impacts of the Endako Mine and the mill expansion.  The petitioners sought a declaration that the Provincial Crown has not fulfilled its duty to consult with them in relation to the mill expansion project, a declaration that the mining permits and/or tenures held by TCM are invalid, an order quashing or setting aside the decision to issue a permit amendment to TCM, and an injunction prohibiting further construction or alterations relating to the mill expansion project.  The government and TCM filed materials in response to the petition, and the matter was heard by the Supreme Court of British Columbia in a hearing that took place in late February and early March of 2011.  On August 5, 2011, the Court dismissed the petitioners’ claims in full.  On August 17, 2011, the Stellat’en First Nation filed a notice of appeal from that decision to the Court of Appeal of British Columbia seeking to have the decision of the Supreme Court of British Columbia set aside and seeking an order staying the permit amendment and any future permitting until the Province has engaged in further consultation.  On April 13, 2012, the Stellat’en First Nation, the government and TCM agreed to put the appeal into abeyance to allow for discussions between the Stellat’en First Nation and the government.  If these discussions do not result in a resolution of the matter, the hearing of the appeal is scheduled to proceed on November 26, 27 and 28, 2012.

On April 5, 2012, the Stellat’en First Nation filed a new petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mine and Petroleum Resources and TCM making similar allegations to those discussed above in relation to a new permit amendment and new water license granted to TCM in March 2012 for the Endako Mine.  On April 13, 2012, the parties likewise agreed to put this matter into abeyance.

Molybdenum Purchases

In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of September 30, 2012, TCM had commitments to purchase approximately 11.1 million pounds of molybdenum sulfide concentrate throughout the remainder of 2012 to 2014, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

Molybdenum Sales

In the normal course of operations, TCM enters into certain molybdenum sales contracts where it sells future production at fixed prices.  As of September 30, 2012, TCM had commitments to sell approximately 50,000 pounds of molybdenum oxide in 2013 and 2014 at an average price of $13.03 per pound.

Copper Concentrate Sales

TCM entered into two Copper Concentrate Sales Agreements on June 29, 2012 and one Copper Concentrate Sales Agreement on August 13, 2012, whereby TCM, among other things, agreed to sell an aggregate of approximately 85% of the copper-gold-silver concentrate produced at Mt. Milligan during 2013 and 2014 and an aggregate of approximately 120,000 dry metric tons (“DMT”) in each of the two calendar years thereafter.

Capital Purchase Commitments

As of September 30, 2012, TCM had open purchase orders, contracts and capital purchase commitments of $208.3 million for engineering and equipment related to the development of Mt. Milligan.

Guarantees

As discussed in the 2011 Form 10-K, on December 9, 2009, TCM entered into a credit support agreement with British Columbia Hydro and Power Authority (“BC Hydro”) related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the Endako mill expansion project.  Subsequent to the commissioning of the new mill and subject to annual measurements of BC Hydro’s incremental revenues following the mill’s commissioning, some or all of this financial assurance may, thereafter, be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The amount of the guarantee as of September 30, 2012 was C$16.5 million.

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

As of September 30, 2012, a shortfall in Endako’s future electric power usage that would result in incremental payments to BC Hydro is not deemed to be probable.  As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

15.  Income and Mining Taxes

Income and mining taxes for the three months ended September 30, 2012 was a benefit of $16.0 million compared to a benefit of $5.6 million for the three months ended September 30, 2011.  Income and mining taxes for the nine months ended September 30, 2012 was a benefit of $38.9 million compared to an expense of $21.0 million for the nine months ended September 30, 2011.  The tax benefit/expense was primarily impacted by a non-taxable loss due to the goodwill impairment and a US percentage depletion benefit in the three and nine months ended September 30, 2012 and the US percentage depletion benefit and the non-taxable gain due to the change in the fair value of TCM’s common stock purchase warrants in the three and nine months ended September 30, 2011. In addition, the tax benefit for the nine months ended September 30, 2012 was also impacted by an immaterial correction of $1.8 million related to the British Columbia mineral tax associated with TCM’s share of the expansion costs at the Endako Mine from the quarter ended December 31, 2011.

16. Net (Loss) Income per Share

The following is a reconciliation of net (loss) income and weighted-average common shares outstanding for purposes of calculating diluted net (loss) income per share for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net (loss) income	$(48.2)	$45.6	$(61.9)	$291.3
Basic weighted-average number of shares outstanding	168.7	167.9	168.3	166.9
Effect of dilutive securities
Common stock purchase warrants	—	0.4	—	7.1
Share based awards	—	0.2	—	0.9
Diluted weighted-average number of shares outstanding	168.7	168.5	168.3	174.9
Net (loss) income per share
Basic	$(0.29)	$0.27	$(0.37)	$1.75
Diluted	$(0.29)	$0.27	$(0.37)	$1.67

For the three and nine months ended September 30, 2012, approximately 2.5 million and 2.5 million, respectively, of stock options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM’s common stock for the period.  In addition, 0.9 million PSUs were excluded from the computation of diluted weighted-average shares as the award price exceeded the closing price of TCM’s common stock as of September 30, 2012.

For the three and nine months ended September 30, 2011, approximately 3.0 million and 2.5 million stock options, respectively, were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM’s common stock for the period.  In addition, 0.5 million PSUs were excluded from the computation of diluted weighted-average shares as the award price exceeded the closing price of TCM’s common stock as of September 30, 2011.

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

17. Related Party Transactions

Total sales by TCM to Sojitz Moly Resources, Inc. (“Sojitz”), TCM’s Endako Mine joint venture partner, were $29.0 million and $97.5 million for the three and nine months ended September 30, 2012, respectively. This represents 39% and 32% of TCM’s total revenues for the three and nine months ended September 30, 2012, respectively.

Total sales by TCM to Sojitz were $42.5 million and $145.5 million for the three and nine months ended September 30, 2011, respectively. This represented 27% and 26% of TCM’s total revenues for the three and nine months ended September 30, 2011, respectively.

For the three and nine months ended September 30, 2012, TCM recorded management fee income of nil and $0.2 million, respectively, and selling and marketing expenses of $0.1 million and $0.4 million, respectively, from Sojitz.

For the three and nine months ended September 30, 2011, TCM recorded management fee income of $0.1 million and $0.3 million, respectively, and selling and marketing expenses of $0.2 million and $0.6 million, respectively, from Sojitz.

As of September 30, 2012 and December 31, 2011, TCM’s related accounts receivable owing from Sojitz were $6.6 million and $6.8 million, respectively.

18. Supplementary Cash Flow Information

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Change in working capital accounts:
Accounts receivable	$47.1	$9.0	$56.6	$(22.2)
Product inventory	(33.4)	(26.1)	(68.3)	(41.3)
Material and supplies inventory	(1.0)	(2.5)	(1.6)	(5.0)
Prepaid expense and other current assets	(22.8)	1.3	(22.2)	4.8
Income tax receivable	(0.7)	4.8	(6.0)	11.5
Accounts payable and accrued liabilities	(10.7)	16.2	(16.4)	24.7
Income and mining taxes payable	(5.5)	(0.1)	(6.5)	(0.2)
	$(27.0)	$2.6	$(64.4)	$(27.7)
Cash interest paid	$1.4	$0.2	$14.8	$0.6
Income and mining taxes paid, net of refunds	$(7.8)	$(1.8)	$3.3	$23.7

Non-cash investing and financing activities

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Investing activities
Acquisition of property, plant and equipment	$(51.0)	$—	$(54.7)	$—
Change in capital expenditure accrual	$(33.6)	$19.8	$(13.4)	$63.0
Financing activities
Capital lease	$6.6	$—	$10.3	$—

19. Concentration of Credit Risk

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

TCM manages its credit risk from its accounts receivable through its collection activities. As of September 30, 2012, TCM had three customers who owed TCM more than $3.0 million and accounted for approximately 33.3% of all receivables outstanding. Another four customers had balances greater than $1.0 million but less than $3.0 million that accounted for approximately 13.1% of total receivables.  All of these customers were compliant with credit terms and scheduled payment dates.

TCM’s maximum counterparty and credit risk exposure is the carrying value of its cash and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities and fixed rate debt, excluding the senior unsecured notes, as discussed in Note 7, approximate fair value as of September 30, 2012.

20. Segment Information

TCM has three reportable segments, based on products and geography: US Operations Molybdenum, Canadian Operations Molybdenum and Copper-Gold (Development). The US Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the TC Mine and the Langeloth Facility, as well as all roasting and sales of third-party purchased material. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Copper-Gold (Development) segment includes all development expenditures and development site administration from Mt. Milligan. The Inter-segment represents the elimination of management fee income, revenue and cost of sales of product transported from the Canadian Operations to the US Operations for processing.

TCM’s chief operating decision makers (Chief Executive Officer and Chief Operating Officer) evaluate segment performance based on segment revenue less costs and expenses. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration and interest income and expense items to its reporting segments, unless such expenditures are directly related to segment operations.  Segment information for the three and nine months ended September 30, 2012 and 2011 is as follows:

For the three months ended September 30, 2012:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$53.4	$19.7	$—	$(0.5)	$72.6
Tolling, calcining and other	2.3	—	—	—	2.3
	55.7	19.7	—	(0.5)	74.9
Cost and expenses
Operating expenses	59.3	27.1	—	(0.5)	85.9
Selling and marketing	1.0	0.7	—	(0.3)	1.4
Depreciation, depletion and amortization	4.8	11.6	—	—	16.4
Accretion expense	0.4	0.1	—	—	0.5
	65.5	39.5	—	(0.8)	104.2
Segment revenue less costs and expenses	(9.8)	(19.8)	—	0.3	(29.3)
Other segment expenses
Gain on foreign exchange	(1.2)	(2.1)	(6.0)	—	(9.3)
Segment (loss) income before income and mining taxes	$(8.6)	$(17.7)	$6.0	$0.3	$(20.0)

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

For the three months ended September 30, 2011:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$125.8	$24.6	$—	$—	$150.4
Tolling, calcining and other	4.4	0.3	—	(0.3)	4.4
	130.2	24.9	—	(0.3)	154.8
Cost and expenses
Operating expenses	85.3	13.9	—	(0.3)	98.9
Selling and marketing	1.3	0.8	—	(0.3)	1.8
Depreciation, depletion and amortization	8.5	10.7	—	—	19.2
Accretion expense	0.4	0.1	—	—	0.5
	95.5	25.5	—	(0.6)	120.4
Segment revenue less costs and expenses	34.7	(0.6)	—	0.3	34.4
Other segment expenses
Loss on foreign exchange	1.6	2.2	10.4	—	14.2
Segment income (loss) before income and mining taxes	$33.1	$(2.8)	$(10.4)	$0.3	$20.2

For the nine months ended September 30, 2012:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$227.9	$65.6	$—	$(1.7)	$291.8
Tolling, calcining and other	10.2	—	—	—	10.2
	238.1	65.6	—	(1.7)	302.0
Cost and expenses
Operating expenses	213.4	84.3	—	(1.6)	296.1
Selling and marketing	3.2	2.2	—	(0.9)	4.5
Depreciation, depletion and amortization	16.0	30.6	—	—	46.6
Accretion expense	1.2	0.3	0.1	—	1.6
	233.8	117.4	0.1	(2.5)	348.8
Segment revenue less costs and expenses	4.3	(51.8)	(0.1)	0.8	(46.8)
Other segment expenses
Gain on foreign exchange	(1.1)	(2.1)	(5.0)	—	(8.2)
Segment income (loss) before income and mining taxes	$5.4	$(49.7)	$4.9	$0.8	$(38.6)

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

For the nine months ended September 30, 2011:

	US	Canadian
	Operations	Operations	Copper-Gold	Inter-
	Molybdenum	Molybdenum	(Development)	segment	Total
Revenues
Molybdenum sales	$456.1	$82.9	$—	$—	$539.0
Tolling, calcining and other	13.4	0.4	—	(0.4)	13.4
	469.5	83.3	—	(0.4)	552.4
Cost and expenses
Operating expenses	228.8	56.3	—	(0.4)	284.7
Selling and marketing	5.3	2.5	—	(1.1)	6.7
Depreciation, depletion and amortization	28.1	30.2	—	—	58.3
Accretion expense	1.1	0.3	—	—	1.4
	263.3	89.3	—	(1.5)	351.1
Segment revenue less costs and expenses	206.2	(6.0)	—	1.1	201.3
Other segment expenses
Loss on foreign exchange	1.6	3.5	7.1	—	12.2
Segment income (loss) before income and mining taxes	$204.6	$(9.5)	$(7.1)	$1.1	$189.1

Reconciliation of segment (loss) income to net (loss) income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Segment (loss) income	$(20.0)	$20.2	$(38.6)	$189.1
Other expense (income)
Goodwill impairment	47.0	—	47.0	—
Change in fair value of common stock purchase warrants	—	(42.0)	(1.8)	(168.4)
General and administrative	7.0	7.3	22.1	21.6
Exploration	0.5	4.3	1.9	11.1
Interest expense, net	1.0	1.2	3.6	2.9
(Gain) loss on foreign exchange	(12.0)	9.7	(11.8)	9.6
Corporate depreciation	0.6	0.4	1.5	1.2
Other	0.1	(0.7)	(0.3)	(1.2)
(Loss) income before income and mining taxes	(64.2)	40.0	(100.8)	312.3
Income and mining tax (benefit) expense	(16.0)	(5.6)	(38.9)	21.0
Net (loss) income	$(48.2)	$45.6	$(61.9)	$291.3

Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, is as follows:

As of September 30, 2012	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Corporate	Total
Capital expenditures(1)	$20.1	$84.0	$480.3	$0.5	$584.9
Property, plant, equipment and development, net	$294.8	$737.6	$1,946.0	$5.7	$2,984.1
Goodwill	$—	$—	$—	$—	$—
Assets	$487.1	$797.4	$2,014.4	$318.9	$3,617.8
Liabilities	$88.1	$87.8	$849.0	$687.6	$1,712.5

	US	Canadian
	Operations	Operations	Copper-Gold
As of September 30, 2011	Molybdenum	Molybdenum	(Development)	Corporate	Total
Capital expenditures(1)	$24.0	$190.2	$264.9	$3.4	$482.5
Property, plant, equipment and development, net	$286.3	$630.2	$1,175.3	$7.1	$2,098.9
Goodwill	$47.0	$—	$—	$—	$47.0
Assets	$664.9	$741.7	$1,234.0	$173.4	$2,814.0
Liabilities	$116.5	$137.7	$477.3	$384.1	$1,115.6

THOMPSON CREEK METALS COMPANY INC.

Notes to the Consolidated Financial Statements — Unaudited

(US dollars in millions, except per share amounts)

(1)  Capital expenditures are for the nine months ended September 30, 2012.

21.  Guarantor Financial Information

TCM has not presented separate combined financial statements of subsidiary guarantors that guarantee the 2018 Notes and 2019 Notes, because (1) each of the subsidiary guarantors is wholly owned by TCM, (2) the guarantees are full and unconditional, (3) the guarantees are joint and several, and (4) TCM has no independent assets and operations, and all subsidiaries of TCM other than the subsidiary guarantors are immaterial.

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

22.  Subsequent Event

On November 2, 2012, the Company executed a sixth amendment to the Credit Agreement, which gives the Company the ability to issue up to an additional $50.0 million in letters of credit outside of the revolving credit facility secured by cash and cash equivalents.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Thompson Creek Metals Company Inc. and its subsidiaries (collectively, “Thompson Creek,” “TCM,” “we,” “us” or “our”) for the three and nine months ended September 30, 2012, and should be read in conjunction with TCM’s interim financial statements and the notes thereto included in Item 1 herein and the discussion of “Risk Factors” included in Part II, Item 1A herein. Additionally, the following discussion should be read in conjunction with the consolidated financial statements, the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the discussion of “Risk Factors” and the discussion of TCM’s “Business and Properties” in the 2011 Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

Forward-looking Statements

Certain statements in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and applicable Canadian securities legislation.  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions.  Our forward looking statements include statements with respect to: our future financial or operating performance and that of our subsidiaries and our projects; future production costs and other expenses for specific operations and on a consolidated basis; expected concentrate and recovery grades; future operating plans and goals; future molybdenum prices; future capital expenditures and other cash needs for operations, including the development of Mt. Milligan, and expectations as to the funding thereof; the projected development of Mt. Milligan and other projects, including expected production commencement dates; future mineral production and sales; estimates of mineral reserves and resources, including estimated mine life and annual production; and statements with respect to the costs and timing of future exploration projects and the development of new deposits, including the Berg property and the Davidson property.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements.  Important factors that could cause actual results to differ materially from those described in such forward-looking statements include mining and processing conditions, construction delays and related disruptions in production, costs of capital expenditures, availability of adequate funding, industrial accidents, weather, geological conditions, permitting and regulatory matters (including penalties, fines, sanctions and shutdowns) and the other risks described in the discussion of “Risk Factors” included in Part II Item 1A herein and in the section entitled ‘‘Risk Factors’’ in the 2011 Form 10-K, our Quarterly Reports on Form 10-Q and other documents filed on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.  Although we have attempted to identify those factors that could cause actual results or events to differ from those described in such forward-looking statements, there may be other factors that cause results or events to differ from those anticipated, estimated or intended.  Many of these factors are beyond our ability to control or predict.  Given these uncertainties, the reader is cautioned not to place undue reliance on our forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a growing, diversified North American mining company. We produce molybdenum at our 100%-owned Thompson Creek Mine in Idaho and Langeloth Metallurgical Facility in Pennsylvania and our 75%-owned Endako Mine in central British Columbia.  In March 2012, we completed a mill expansion project at the Endako Mine, with our share of the aggregate capital expenditures totaling approximately C$495 million (including C$5.4 ($5.3) million of our share of start-up and commissioning costs that were included in operating expenses). Also, we are in the process of constructing the Mt. Milligan copper-gold mine in central British Columbia for estimated aggregate capital expenditures totaling approximately C$1.5 billion.  Construction and development remain on schedule with commissioning and start-up expected to commence in the third quarter of 2013 and commercial production of copper and gold expected in the fourth quarter of 2013. Our development projects include the Berg copper-molybdenum-silver property and the Davidson molybdenum property, both located in central British Columbia.

For the third quarter and first nine months of 2012, we realized operating losses of $37.4 million and $72.3 million, respectively. The operating losses were primarily the result of declining molybdenum market prices, lower production and higher unit costs from our mines which resulted in lower-of-cost-or-market product inventory write-downs of $29.5 million and $57.2 million in the third quarter and first nine months of 2012, respectively. Combined with this were significantly lower sales volumes from our mines in the third quarter and first nine months of 2012 due to lower-production volumes.

Production and costs during the third quarter and first nine months of 2012 were negatively impacted by lower-than-anticipated ore grades and recovery at the Endako Mine, planned mine pit sequencing and waste stripping activities at TC Mine, and the May 2012 pit wall slough at TC Mine. Although the pit wall slough at TC Mine had a negative impact on production from the mine during the second quarter of 2012, we believe that the impact of the slough on total production from the TC Mine for 2012 will not be material, as we are currently mining higher-grade ore at TC Mine and plan to continue doing so throughout the second half of the year, which we expect to make up for the second quarter shortfall. A planned third quarter shut-down of the Langeloth Facility for scheduled repairs and maintenance activities also resulted in higher inventory levels in the third quarter of 2012.

In an effort to reduce costs at TC Mine and given recent declines in molybdenum prices and projected operating costs at TC Mine for 2015 and thereafter, in October 2012, we suspended waste stripping activity associated with the next phase of production at the TC Mine, referred to as Phase 8. We expect this revision to the mine plan to save approximately $100 million in operating costs and $8 - $9 million in capital expenditures through the end of 2014.  Mining operations and production are expected to continue as planned through 2014 in the current Phase 7 of the mine. We also expect to preserve the assets at TC Mine to enable us to restart waste stripping of Phase 8 of the mine plan when market conditions warrant. If waste stripping has not recommenced by 2015, we expect that the mine would be placed on care and maintenance at such time.

As an additional cost saving initiative, as previously reported, we ceased mining ore from the mine pit at the Endako Mine in the third quarter of 2012, and began processing stockpiled ore.  Pursuant to this revised operating plan, we expect to mill approximately one-third of our existing stockpiled material through mid-2013. We currently plan to mine in the Denak West pit during the third quarter of 2013 and then the Endako pit at the end of 2013 when pit mining operations resume.

We are continuing efforts to improve recovery at the Endako Mine. Our outside experts and internal technical specialists are continuing to assess the design and performance of the new mill facility and have corrected and continue to correct issues as they are identified with the goal of achieving designed recovery.  Through October 2012, we have three months of experience of processing the material from the stockpiles through the mill.  While ore grades have generally been as anticipated, work continues on optimizing the grade from the stockpiles together with increasing mill throughput, mill run times and recoveries.

During the commissioning and ramp-up of the new mill at the Endako Mine, concentrate that did not contain the minimum percentage of molybdenum sulfide to send to the roaster was removed from the concentrate storage tanks and stored in an idle mill thickener for future processing.  During the third quarter of 2012, this material was reprocessed through the mill into saleable product.  The 2012 third quarter production and recovery benefitted from this reprocessed material.  Additionally, in the third quarter of 2012, we identified an instrument calibration issue and the previously reported mill statistics (tons milled, grade and recovery) for the first and second quarters and first six months of 2012 have been revised below as a result of adjustments made to correct the reported mill tons processed together with adjustments related to the reprocessed material.  Please see the Endako Mine section below for a further discussion together with the revised mill statistics.

At September 30, 2012, our future estimated cash capital project expenditures total approximately C$515 million to C$585 million for the Mt. Milligan project (through completion). At September 30, 2012, we had $359.7 million of consolidated cash on hand, remaining proceeds from Royal Gold under the amended gold stream arrangement of $206.9 million, $62.0 million of undrawn capacity under our equipment lease financing for the mobile mining fleet at Mt. Milligan, $275.1 million of undrawn capacity under our revolving credit facility and future cash flow from operations. We continue to monitor our current costs, future cost estimates and scheduling for the Mt. Milligan project.

Our ability to fund the completion of the Mt. Milligan project, satisfy our working capital needs and make our scheduled debt payments depends on our future operating performance and cash flow, average realized molybdenum prices and our ability to access our current funding sources, including our revolving credit facility, our equipment lease financing and our gold stream arrangement with Royal Gold. Our ability to access our existing funding sources depends on our compliance with certain amended financial covenants under our revolving credit facility described below under “Liquidity and Capital Resources.”

Highlights Third Quarter 2012

•                  Net loss for the third quarter of 2012 was $48.2 million, or $0.29 per share, which included a goodwill impairment loss of $47.0 million, or $0.28 per share. Net income for the third quarter of 2011 was $45.6 million, or $0.27 per share, which included a non-cash unrealized gain on common stock purchase warrants of $42.0 million, or $0.25 per share.

•                  Non-GAAP adjusted net loss for the third quarter of 2012 was $1.2 million, or $0.01 per share (excluding the goodwill impairment for 2012).  Non-GAAP adjusted net income for the third quarter of 2011 was $3.6 million, or $0.02 per share (excluding the non-cash unrealized gains on the warrants for 2011).  See “Non-GAAP Financial Measures” below for the definition and reconciliation of adjusted net income.  Non-cash unrealized gains on common stock purchase warrants result from a requirement under US GAAP to account for outstanding common stock purchase warrants as derivatives, with changes in the fair market value recorded in net income.  All warrants were exercised or expired as of June 30, 2012.

•                  Consolidated revenues for the third quarter of 2012 were $74.9 million, or a decrease of 51.6% from $154.8 million in the third quarter of 2011 primarily as a result of a significant decrease in molybdenum pounds sold and a lower average realized sales price.  Sales volumes in the third quarter of 2012 decreased 41.3% over the third quarter of 2011.  The average realized molybdenum sales price for the third quarter of 2012 was $12.85 per pound, down 17.8% from $15.64 per pound for the third quarter of 2011.

•                  Consolidated operating losses and income for the third quarter of 2012 and 2011, of $37.4 million and $22.4 million, respectively, were negatively impacted by lower-of-cost-or-market product inventory write-downs of $29.5 million and $12.9 million, respectively.  For the third quarter of 2012, the lower-of-cost-or-market product inventory write-downs were primarily the result of declining molybdenum market prices, lower production and higher unit costs from our mines.

•                  Mined molybdenum production in the third quarter of 2012 was 6.1 million pounds, up 66.1% from 3.7 million pounds in the third quarter of 2011 primarily as a result of significantly higher ore grades and mill recoveries at TC Mine during the third quarter of 2012 versus the third quarter of 2011.  This was partially offset by lower ore grades and mill recoveries at the Endako Mine.

•                  Non-GAAP average cash cost per pound produced for the third quarter of 2012 was $9.46 per pound, compared to $15.62 per pound for the third quarter of 2011 primarily due to higher production at TC Mine as discussed in mined molybdenum production above.  Additionally, cash costs include stripping costs at TC Mine of $1.4 million, or $0.33 per pound, for the third quarter of 2012 compared to $19.9 million, or $5.39 per pound, for the third quarter of 2011. The cash costs for the third quarter of 2012 exclude $0.1 million of start-up and commissioning costs at the Endako Mine.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of cash cost per pound produced.

•                  Operating cash used for the third quarter of 2012 was $18.8 million compared to operating cash generated of $51.4 million in the third quarter of 2011.

•                  Capital costs incurred for the first nine months of 2012 were $585.0 million, comprised of $510.3 million for the development of Mt. Milligan, $44.1 million of capital costs for the mill expansion project at the Endako Mine (which represents our 75% share) and $30.6 million of other capital costs for the Endako and TC Mines, the Langeloth Facility and corporate combined.  The capital costs for the first nine months of 2012 included decreases in accrued amounts of $13.4 million, non-cash capitalized depreciation of $3.2 million and non-cash capital lease activity of $10.3 million; therefore, cash used for capital expenditures for the first nine months of 2012 was $584.9 million.

•                  Total cash and cash equivalents at September 30, 2012 were $359.7 million, compared to $294.5 million at December 31, 2011. In August 2012, we completed an amendment to our amended and restated gold stream agreement with Royal Gold pursuant to which we sold to Royal Gold an additional 12.25% of the refined gold production from Mt. Milligan for $200 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered.  After giving effect to this transaction, we have agreed to sell to Royal Gold a total of 52.25% of the refined gold production from our Mt. Milligan project, and Royal Gold’s aggregate investment (including amounts previously funded and commitments for future funding) in the refined gold from Mt. Milligan has increased from $581.5 million to $781.5 million. Upon the closing of the transaction, Royal Gold made a cash payment to us of $75 million.

Outlook

Our financial results can vary significantly as a result of fluctuations in the market prices of molybdenum. World market prices for molybdenum have fluctuated historically and are affected by numerous factors beyond our control. During the third quarter of 2012, the average Platts Metals Week published price for molybdenum oxide was $11.93 per pound, compared to $13.83 per pound in the second quarter of 2012, $14.17 per pound in the first quarter of 2012, $13.38 per pound in the fourth quarter of 2011, $14.62 per pound in the third quarter of 2011, $16.70 per pound in the second quarter of 2011 and $17.24 per pound in the first quarter of 2011. The monthly average Platts Metals Week published price for October 2012 was $11.10 per pound. We anticipate that the price for molybdenum oxide will continue to be volatile. Any significant weakness in demand for molybdenum or reduction in molybdenum prices may have a material adverse effect on our operating results and financial condition.

The key operating measures that management focuses on in operating our business are production, cash costs per pound produced and capital expenditures. We continually review our operating strategy as molybdenum market conditions change.

As a result of lower than expected production through the third quarter 2012, we expect that our share of production at Endako Mine will, at year-end, be at the low end of the guidance we had previously given for 2012, and that our cash costs per pound produced in 2012 for Endako will be higher than our previous guidance.  We are accordingly revising our cash costs per pound guidance for Endako as set forth below. We expect TC Mine to meet the previous guidance for 2012.  Our revised total 2012 estimated production guidance is currently approximately 22.5 to 24.5 million pounds of molybdenum at an average cash cost of approximately $9.25 to $10.25 per pound, all as set forth in the table below.

As TC Mine is now mining in the higher grade ore in Phase 7 and, consequently, production from TC Mine is expected to be back-end loaded in the last half of 2012, we expect to increase inventory in the fourth quarter of 2012 as we expect the production volume to exceed our sales contract volumes.  This excess production is expected to be sold over the course of 2013.

We anticipate that the completion and start-up of Mt. Milligan will take place in the third quarter of 2013, with commercial production of copper and gold in the fourth quarter of 2013.  Average annual production will be higher during the first full 6 years of production (approximately 89 million pounds of copper and 262,000 ounces of gold), compared to annual life-of-mine production. We will provide formal production and cash cost guidance for 2014 once Mt. Milligan is operational.

	Nine Months Ended	Years Ended December 31,
	September 30, 2012	2012	2013	2014
	(Actual)	(Estimated, including YTD Q3 2012)	(Estimated)	(Estimated)
Molybdenum production (000’s lb): (1)
TC Mine	10,268	16,000 - 17,000	20,000 - 22,000	17,000 - 19,000
Endako Mine (75% Share)	4,414	6,500 - 7,500	9,000 - 10,500	10,500 - 11,500
Total molybdenum production (000’s lb)	14,682	22,500 - 24,500	29,000 - 32,500	27,500 - 30,500
Cash cost ($/lb produced): (2)
TC Mine	$10.08	$7.50 - 8.50	$4.75 - 5.75	$5.00 - 6.00
Endako Mine	16.29	13.50 - 14.50	9.25 - 10.75	9.00 - 10.50
Total cash cost ($/lb produced)	$11.95	$9.25 - 10.25	$6.25 - 7.25	$6.50 - 7.75
Capital expenditures (in millions):
Mt. Milligan (3),(4),(5),(6)	$490.6	$725 - 760	$280 - 315	$20 - 30
Endako mill expansion (3),(4)	78.3	78.3	—	—
TC and Endako Mines, Langeloth & other(3),(4)	31.6	35 - 40	15 - 20	30 - 40
Total capital expenditures	$600.5	$838 - 878	$295 - 335	$50 - 70

(1)                                 Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide (“HPM”) from our share of production from the mines but excludes molybdenum processed from purchased product.

(2)                                 Weighted-average of TC Mine and Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and commissioning and start-up costs for the Endako mill. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility. See “Non-GAAP Financial Measures” for additional information.

(3)                                 Excludes capitalized interest and debt issuance costs of $33.4 million and excludes changes in accruals of $13.4 million for the nine months ended September 30, 2012. The 2012 estimate includes our share of start-up and commissioning costs of $5.3 million.

(4)                                 Canadian to US foreign exchange rate for the remainder of 2012 and the year 2013 assumed at parity (C$1.00 = US$1.00).

(5)                                 Includes non-cash capital lease activity of $10.3 million.

(6)                                 Includes capital expenditures incurred during production ramp up.

Selected Consolidated Financial and Operational Information

(US$ in millions except per share and per pound amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)
Financial
Revenues
Molybdenum sales	$72.6	$150.4	$291.8	$539.0
Tolling, calcining and other	2.3	4.4	10.2	13.4
Total revenues	74.9	154.8	302.0	552.4
Costs and expenses
Operating expenses	85.9	98.9	296.1	284.7
Depreciation, depletion and amortization	17.0	19.6	48.1	59.5
Total cost of sales	102.9	118.5	344.2	344.2
Selling and marketing	1.4	1.8	4.5	6.7
Accretion expense	0.5	0.5	1.6	1.4
General and administrative	7.0	7.3	22.1	21.6
Exploration	0.5	4.3	1.9	11.1
Total costs and expenses	112.3	132.4	374.3	385.0
Operating (loss) income	(37.4)	22.4	(72.3)	167.4
Other expense (income)	26.8	(17.6)	28.5	(144.9)
(Loss) income before income and mining taxes	(64.2)	40.0	(100.8)	312.3
Income and mining tax (benefit) expense	(16.0)	(5.6)	(38.9)	21.0
Net (loss) income	$(48.2)	$45.6	$(61.9)	$291.3
Net (loss) income per share
Basic	$(0.29)	$0.27	$(0.37)	$1.75
Diluted	$(0.29)	$0.27	$(0.37)	$1.67
Cash (used) generated by operating activities	$(18.8)	$51.4	$(36.1)	$181.6
Adjusted non-GAAP Measures:(1)
Adjusted net (loss) income (1)	$(1.2)	$3.6	$(16.7)	$122.9
Adjusted net (loss) income per share - basic(1)	$(0.01)	$0.02	$(0.10)	$0.74
Adjusted net (loss) income per share - diluted(1)	$(0.01)	$0.02	$(0.10)	$0.70
Operational Statistics
Mined molybdenum production (000’s lb)(2)	6,139	3,696	14,682	24,035
Cash cost ($/lb produced)(3)	$9.46	$15.62	$11.95	$7.09
Molybdenum sold (000’s lb):
TC Mine and Endako Mine product	3,280	7,426	12,657	26,438
Purchased and processed product	2,369	2,191	7,964	5,595
	5,649	9,617	20,621	32,033
Average realized sales price ($/lb)(1)	$12.85	$15.64	$14.15	$16.83

(1)         See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)         Mined production pounds reflected are molybdenum oxide and HPM from our share of production from the mines but excludes molybdenum processed from purchased product.

(3)         Weighted-average of TC Mine and Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and commissioning and start-up costs for the Endako mill. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility. See “Non-GAAP Financial Measures” for additional information.

	As of	As of
	September 30,	December 31,
US$ in millions except share data	2012	2011
Cash and cash equivalents	$359.7	$294.5
Total assets	$3,617.8	$2,994.2
Total debt, including capital lease obligations	$657.5	$374.9
Total liabilities	$1,712.5	$1,264.7
Shareholders’ equity	$1,905.3	$1,729.5
Shares outstanding (000’s)	168,727	167,964

Summary of Quarterly Results

(US$ in millions, except per share and per pound amounts — unaudited)

	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31
	2012	2012	2012	2011	2011	2011	2011	2010
Financial
Revenues	$74.9	$113.5	113.6	$116.7	$154.8	$190.9	$206.7	$156.8
Operating (loss) income	$(37.4)	$(18.4)	(16.5)	$(18.1)	$22.4	$69.1	$75.9	$47.4
Net (loss) income	$(48.2)	$(14.8)	1.1	$0.8	$45.6	$116.8	$128.9	$(45.0)
(Loss) income per share:
- basic	$(0.29)	$(0.09)	0.01	$—	$0.27	$0.70	$0.78	$(0.28)
- diluted	$(0.29)	$(0.09)	0.01	$—	$0.27	$0.68	$0.73	$(0.28)
Cash (used) generated by operating activities	$(18.8)	$(20.4)	3.1	$21.1	$51.4	$53.6	$76.6	$31.6
Adjusted non-GAAP Measures(1)
Adjusted net (loss) income(1)	$(1.2)	$(16.7)	1.2	$—	$3.6	$56.4	$62.9	$34.4
Adjusted net (loss) income per share(1)
- basic(1)	$(0.01)	$(0.10)	0.01	$—	$0.02	$0.34	$0.38	$0.22
- diluted(1)	$(0.01)	$(0.10)	0.01	$—	$0.02	$0.33	$0.36	$0.20
Operational Statistics
Mined molybdenum production (000’s lb)	6,139	4,119	4,424	4,310	3,696	10,010	10,329	9,316
Cash cost ($/lb produced)(1)	$9.46	$14.57	12.95	$12.69	$15.62	$5.74	$5.37	$5.81
Molybdenum sold (000’s lb):
TC Mine and Endako Mine product	3,280	4,506	4,871	5,368	7,426	8,952	10,060	7,574
Purchased and processed product	2,369	3,028	2,567	2,650	2,191	1,824	1,580	1,896
	5,649	7,534	7,438	8,018	9,617	10,776	11,640	9,470

Average realized sales price ($/lb)(1)	$12.85	$14.55	14.74	$14.08	$15.64	$17.28	$17.39	$16.05

(1) See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

Financial Review

Three Months Ended September 30, 2012 (Unaudited)

Net (Loss) Income

Net loss for the third quarter of 2012 was $48.2 million, or $0.29 per share, compared to net income of $45.6 million, or $0.27 per share, for the third quarter of 2011. Net loss for the third quarter of 2012 included a goodwill impairment loss of $47.0 million, or $0.28 per share. Net income for the third quarter of 2011 included a non-cash unrealized gain on common stock purchase warrants of $42.0 million, or $0.25 per share.  Non-cash unrealized gains on common stock purchase warrants result from a requirement under US GAAP to account for outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net (loss) income. Non-GAAP adjusted net loss for the third quarter of 2012 (excluding goodwill impairment) was $1.2 million, or $0.01 per share. Non-GAAP adjusted net income for the third quarter of 2011 (excluding the non-cash unrealized gain on warrants) was $3.6 million, or $0.02 per share.  All warrants had been exercised or expired as of June 30, 2012.

The non-GAAP loss for the third quarter of 2012 included an operating loss of $37.4 million, which was mostly offset by an unrealized gain on foreign exchange of $21.3 million and an income tax benefit of $16.0 million.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of adjusted net income.

Revenues

Revenues were $74.9 million in the third quarter of 2012, down 51.6% compared to the third quarter of 2011.  The decrease in revenues resulted from lower sales volumes and lower average realized sales prices. We sold 5.6 million pounds of molybdenum (of which 3.3 million was from our mines), which was 4.0 million pounds less than the corresponding period in the prior year (or 4.1 million pounds from our mines less than the corresponding period in the prior year).  Lower sales volume in the third quarter of 2012 primarily resulted from the planned shut-down of the Langeloth Facility due to scheduled repairs and maintenance activities (resulting in higher inventory levels in the third quarter of 2012).

The average realized molybdenum sales price in the quarter ended September 30, 2012 was $12.85 per pound, which was $2.79 per pound, or 17.8%, lower compared to the same quarter in 2011.

Operating Expenses

Operating expenses for the third quarter of 2012 were $85.9 million, which was down 13.1% from the same quarter in 2011.  The decrease in operating expenses in the third quarter of 2012 was primarily the result of the lower volume of molybdenum sold, which was partially offset by a lower-of-cost-or-market product inventory write-down of $21.6 million. Operating expenses for the three months ended September 30, 2011 included a lower-of-cost-or-market product inventory write-down of $11.2 million.

The non-GAAP financial measure of cash cost per pound produced from our mines was $9.46 per pound in the third quarter of 2012 compared to $15.62 per pound for the same quarter in 2011.  Cash cost per pound produced was lower in the third quarter of 2012 compared to the same quarter in 2011 mainly due to higher production from TC Mine attributable to higher ore grades and mill recoveries, as explained above. See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense decreased to $17.0 million in the third quarter of 2012 from $19.6 million in the third quarter of 2011.  This decrease was primarily due to the lower volume of molybdenum sold from our mines in the third quarter of 2012 compared to the third quarter of 2011. However, the depreciation, depletion and amortization on a per pound sold basis has increased in the 2012 quarter compared to the 2011 quarter primarily due to the start-up of depreciation on the new mill at the Endako Mine, which was completed in the first quarter of 2012. Additionally, depreciation, depletion and amortization expenses in the third quarter of 2012 included a lower-of-cost-or-market product inventory write-down of $7.9 million. Depreciation, depletion and amortization expense in the third quarter of 2011 included a lower-of-cost-or-market product inventory write-down of $1.7 million.

General and Administrative Expense

General and administrative expense for the third quarter of 2012 was $7.0 million, which was $0.3 million lower compared to the third quarter of 2011. General and administrative expense for the third quarters of 2012 and 2011 included $1.1 million and $1.4 million, respectively, of stock-based compensation expense.  Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based award applies.

Exploration Expense

Exploration expense for the third quarter of 2012 was $0.5 million compared to $4.3 million for the third quarter of 2011. The expenses for the third quarter of 2012 consisted of $0.1 million for the Berg property, $0.3 for Endako and $0.1 million for TC Mine. The 2011 exploration expenses primarily included $2.8 million for the Berg property and $1.8 million for TC Mine.

Interest and Finance Fees

Interest and finance fees of $1.5 million in the third quarter of 2012 related to $0.7 million of commitment fees on the revolving credit facility, $0.7 million of amortization of issuance cost related to the revolving credit facility and $0.1 million of interest on the mobile mining equipment loans.  In the third quarter of 2012, we capitalized interest and debt issuance costs totaling $15.1 million.

Interest and finance fees of $1.3 million in the third quarter of 2011 related to $0.6 million of commitment fees on the revolving credit facility, $0.6 million of amortization of issuance cost related to the revolving credit facility and $0.2 million of interest on the mobile mining equipment loans. In the third quarter of 2011, we capitalized interest costs totaling $6.7 million.

Foreign Exchange Gains and Losses

Foreign exchange gain during the third quarter of 2012 was $21.3 million compared to a loss of $23.9 million in the third quarter of 2011. Substantially all of the foreign exchange gain in the third quarter of 2012 represented an unrealized gain primarily due to unrealized foreign exchange gains on intercompany notes that are denominated in a different currency than their measurement currency.  Losses on foreign exchange for the third quarter of 2011 included a non-cash unrealized foreign exchange loss of $20.5 million. The foreign exchange loss was the result of the strengthening of the US$ against the C$. The exchange rate averaged US$1.00 = C$1.00 for the third quarter of 2012 compared to an average rate of US$1.00 = C$0.98 for the same period in 2011.

Income and Mining Tax Expense

For the third quarter of 2012, our tax benefit was $16.0 million compared to a tax benefit of $5.6 million for the third quarter of 2011. The tax benefit for the third quarter of 2012 was primarily impacted by the goodwill impairment which did not generate any income tax benefit, and a US percentage depletion benefit during the quarter. The tax benefit for the third quarter of 2011 was impacted by the non-cash unrealized gain on common stock purchase warrants, which did not generate any income tax expense, and the US percentage depletion benefit.

Nine Months Ended September 30, 2012 (Unaudited)

Net (Loss) Income

Net loss for the nine months ended September 30, 2012 was $61.9 million, or $0.37 per share, compared to net income of $291.3 million, or $1.67 per share, for the nine months ended September 30, 2011.  Net loss for the nine months ended September 30, 2012 included a non-cash unrealized gain on common stock purchase warrants of $1.8 million or $0.01 per share, and a goodwill impairment loss of $47.0 million, or $0.28 per share.  Net income for the same period in 2011 included a non-cash unrealized gain on common stock purchase warrants of $168.4 million or $0.96 per share.  The non-cash unrealized gains on common stock purchase warrants result from a requirement under US GAAP to account for outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net (loss) income.  Non-GAAP adjusted net loss for the first nine months of 2012 (excluding the non-cash unrealized gain on the warrants and goodwill impairment) was $16.7 million, or $0.10 per share.  Non-GAAP adjusted net income for the first nine months of 2011 (excluding the non-cash unrealized gain on the warrants) was $122.9 million, or $0.70 per share.

The decrease in non-GAAP adjusted net income for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily the result of declining molybdenum market prices, lower production and higher unit costs from our mines that resulted in lower-of-cost-or-market product inventory write-downs of $57.2 million in the first nine months of 2012 and an operating loss of $72.3 million. The operating loss was partially offset by an unrealized gain on foreign exchange of $20.0 million and an income tax benefit of $38.9 million.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of adjusted net income.

Revenues

Revenues for the nine months ended September 30, 2012 of $302.0 million were down 45.3% from the nine months ended September 30, 2011. The decrease in revenues was primarily the result of lower sales volumes and lower average realized sales prices.  We sold 20.6 million pounds of molybdenum during the first nine months of 2012, which was 11.4 million pounds less than the corresponding period in the prior year.  The average realized molybdenum sales price during the first nine months of 2012 was $14.15 per pound, which was $2.68 per pound lower than the same period in 2011.

Operating Expenses

Operating expenses for the nine months ended September 30, 2012 were $296.1 million, which was an increase of 4.0% compared to the same period in 2011 mainly due to lower-of-cost-or-market inventory write-downs included in operating expenses of $42.5 million in the 2012 period (of which $14.3 million related to US inventory and $28.2 million related to Endako Mine inventory), which was mostly offset by a lower volume of molybdenum sold in the 2012 period. There was an inventory write-down of $13.0 million in the same period in 2011 (of which $12.6 million related to US inventory and $0.4 million related to Endako Mine inventory). The Endako Mine inventory write-down in the 2012 period was primarily due to higher unit cash costs caused by lower production related to lower than anticipated ore grades and mill recoveries of molybdenum. The TC Mine inventory write-down in the 2012 and 2011 periods primarily related to the planned mine pit sequencing from Phase 6 to Phase 7, which resulted in significantly higher waste removal costs and lower grade ore in the last half of 2011 through July 2012, together with the impact of the mine pit wall slough in May 2012, all of which reduced production and increased cash costs per pound produced at TC Mine.

The non-GAAP financial measure of cash cost per pound produced from our mines was $11.95 per pound in the first nine months of 2012 compared to $7.09 per pound for the same period in 2011.  Cash cost per pound produced at the TC Mine was higher for the nine months ended September 30, 2012 compared to the same period in 2011 mainly due to significantly lower ore grades from the planned mine pit sequencing as discussed previously. Additionally, in 2012 TC Mine had higher waste removal costs related to the planned mine pit sequencing and the necessary removal of overburden waste. For the first nine months of 2012, cash cost per pound produced included stripping costs of $27.5 million, or $2.67 per pound, compared to $43.8 million, or $1.80 per pound, for the first nine months of 2011. The cash cost per pound for the nine months ended September 30, 2012 was further impacted by an increase in the cash cost per pound produced at the Endako Mine resulting from lower than planned production due to lower ore grade and mill recovery rates as discussed previously. Operating expenses at the Endako Mine were also impacted by unfavorable foreign exchange rates converting C$ costs to US$. The exchange rate averaged US$1.00 = C$1.00 for the nine months ended September 30, 2012 compared to an average rate of US$1.00 = C$0.98 for the same period in 2011.  See “Non-GAAP Financial Measures” below for the calculation and reconciliation of cash cost per pound produced.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense for the nine months ended September 30, 2012 decreased to $48.1 million from $59.5 million in the same period of 2011.  This decrease was primarily due to lower molybdenum pounds sold from our mines. However, the depreciation, depletion and amortization on a per pound sold basis has increased in the 2012 period compared to the 2011 period primarily due to the start-up of depreciation on the new mill at the Endako Mine, which was completed in the first quarter of 2012.  Additionally, as of September 30, 2012, the carrying value of our inventory exceeded the market value, which resulted in inventory write-downs included in our depreciation, depletion and amortization expense of $14.7 million, of which $1.2 million related to US inventory and $13.5 million related to Endako Mine inventory.  As of September 30, 2011, the carrying value of our inventory exceeded the market value, which resulted in inventory write-downs included in our depreciation, depletion and amortization expense of $5.6 million, of which $0.3 million related to US inventory and $5.3 million related to Endako Mine inventory.

General and Administrative Expense

General and administrative expense of $22.1 million for the nine months ended September 30, 2012 increased $0.5 million compared to the nine months ended September 30, 2011. The increase in general and administrative expenses was primarily the result of higher compensation costs associated with additional employees and consultants hired during the last year. General and administrative expense for the nine months ended September 30, 2012 and 2011 included $3.3 million and $3.9 million, respectively, of stock-based compensation expense.

Exploration Expense

Exploration expense for the nine months ended September 30, 2012 was $1.9 million compared to $11.1 million for the same period in 2011. The 2012 expenses primarily included $1.0 million for the Berg property, $0.1 million at TC Mine, $0.3 million at Endako and $0.5 million for property payments on the Davidson property. The 2011 exploration expenses included $3.4 million for the Berg Property, $2.8 million under the now terminated Option Agreement for the Mount Emmons Project, $2.1 million at the TC

Mine, $1.3 million at the Endako Mine (reflecting our 75% share), $1.0 million for Mt. Milligan and $0.5 million for the Davidson Property.

Interest and Finance Fees

Interest and finance fees of $4.5 million for the nine months ended September 30, 2012 related to approximately $2.0 million of commitment fees on the revolving credit facility, $2.0 million of amortization of issuance cost related to the revolving credit facility and $0.5 million of interest on the mobile mining equipment loans.  For the nine months ended September 30, 2012, we capitalized interest and debt issuance costs totaling $33.4 million.

Interest and finance fees of $4.0 million for the nine months ended September 30, 2011 related primarily to $1.7 million of commitment fees on the revolving credit facility, $1.7 million of amortization of issuance cost related to the revolving credit facility and $0.6 million of interest on the mobile mining equipment loans. For the nine months ended September 30, 2011, we capitalized interest and debt issuance costs totaling $9.8 million.

Foreign Exchange Gains and Losses

Foreign exchange gain for the nine months ended September 30, 2012 was $20.0 million compared to a foreign exchange loss of $21.8 million for the same period in 2011.  During the first nine months of 2012, we had an unrealized foreign exchange loss of $1.7 million on foreign currency derivative instruments partially offset by an unrealized gain primarily related to intercompany notes that are denominated in a different currency than their measurement currency.  We also had an unrealized foreign exchange losses on C$ cash balances that have the US$ as their measurement currency and on US$ payables and receivables that have the C$ as their measurement currency.

Income and Mining Tax Expense

For the nine months ended September 30, 2012, our tax benefit was $38.9 million compared to a net tax expense of $21.0 million for the nine months ended September 30, 2011. The tax benefit for the nine months ended September 30, 2012 was primarily impacted by the goodwill impairment which did not generate any income tax benefit, and a US percentage depletion benefit. In addition, the net tax benefit for the nine months ended September 30, 2012 was also impacted by an immaterial correction of $1.8 million related to the British Columbia mineral tax associated with our share of the expansion costs at the Endako Mine from the quarter ended December 31, 2011.  The tax expense for the nine months ended September 30, 2011 was impacted by the non-cash unrealized gain on common stock purchase warrants, which did not generate any income tax expense, and the US percentage depletion benefit.

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

The table that follows presents a summary of TC Mine’s operating results for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2012	2011	2012	2011
Operational Statistics
Mined (000’s ore tons)	6,132	350	10,742	4,109
Milled (000’s tons)	2,644	2,269	7,743	7,741
Grade (% molybdenum)	0.093	0.052	0.076	0.136
Recovery (%)	90.0	72.6	89.1	85.6
Molybdenum production (000’s lb)(1)	4,302	1,835	10,268	18,841
Cash cost ($/lb produced)(2)	$7.87	$20.35	$10.08	$5.81
Molybdenum sold (000’s lb)	1,749	5,850	7,967	21,475
Average realized sales price ($/lb)	$13.32	$15.69	$14.56	$16.88

(1)         Mined molybdenum production pounds reflected are molybdenum oxide and HPM.

(2)         The TC Mine cash cost represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging for molybdenum oxide and HPM produced in the period.  Cash cost excludes: the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion.  The cash cost for the TC Mine includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility.  See “Non-GAAP Financial Measures” for additional information.

Molybdenum Production and Cash Costs

Molybdenum production from the TC Mine was 4.3 million pounds in the third quarter of 2012, up approximately 134% from 1.8 million pounds produced in the third quarter of 2011.  Production for the third quarter of 2011 was negatively impacted by the planned mine pit sequencing, transitioning into Phase 7 of the mine plan in the second half of 2011, which included waste stripping activities and mining significantly lower grade ore and, consequently, lower mill throughput and lower mill recovery.  During the third quarter of 2012, TC Mine began accessing the higher grade ore from Phase 7, which resulted in higher production, higher mill throughput and higher mill recovery compared to the third quarter of 2011.

Molybdenum production from TC Mine for the nine months ended September 30, 2012 was 10.3 million pounds, down approximately 46% from 18.8 million pounds produced during the nine months ended September 30, 2011. During the first half of 2011, due to the planned mine pit sequencing, TC Mine was mining high grade ore primarily in the bottom of the pit.  Beginning in the third quarter of 2011, TC Mine transitioned from the bottom of the pit to the top of the pit, commencing waste stripping activities and mining lower grade ore from Phase 7 of the mine plan.  As a result, for the first nine months of 2012 compared to the same period in 2011, production was lower primarily due to the significantly lower ore grade. Additionally, production was negatively impacted by the pit wall slough in May 2012.

In an effort to reduce costs at TC Mine and given recent declines in molybdenum prices and projected operating costs at TC Mine for 2015 and thereafter, in October 2012, we suspended waste stripping activity associated with the next phase of production at the TC Mine, referred to as Phase 8. We expect this revision to the mine plan to save approximately $100 million in operating costs and $8 - $9 million in capital expenditures through year-end 2014.  Mining operations and production are expected to continue as planned through 2014 in the current Phase 7 of the mine. We also expect to preserve the assets at TC Mine to enable us to restart waste stripping of Phase 8 of the mine plan when market conditions warrant. If waste stripping has not recommenced by 2015, we expect that the mine would be placed on care and maintenance at such time.

The non-GAAP financial measure of cash cost per pound produced of $7.87 per pound for the third quarter of 2012 was significantly lower than $20.35 per pound produced for the third quarter of 2011. See “Non-GAAP Financial Measures” below for the reconciliation of cash cost per pound produced.  The cash costs for the third quarter of 2012 were lower due to higher production and lower stripping costs. The cash costs for the third quarter of 2012 included stripping costs of $1.4 million, or $0.33 per pound produced, compared to stripping costs of $19.9 million, or $10.83 per pound produced, for the third quarter of 2011.

The non-GAAP financial measure of cash cost per pound produced was $10.08 per pound for the nine months ended September 30, 2012 compared to $5.81 per pound for the nine months ended September 30, 2011. The cash cost for the first nine months of 2012 included stripping costs of $27.5 million, or $2.67 per pound produced, compared to stripping costs of $43.2 million, or $2.30 per pound produced, in the same period of 2011. The increase in cash cost during the nine months ended September 30, 2012 primarily resulted from the impact of significantly lower ore grade and production as a result of transitioning into Phase 7 of the mine plan in 2012 compared to the higher grade ore mined prior to such transition in the first half of 2011, as discussed above.  Additionally, during the first nine months of 2012, TC Mine incurred costs associated with the new access road to work around the pit wall slough. Higher stripping costs for the nine months ended September 30, 2012 compared to the first nine months of 2011 resulted from a higher volume of waste material moved related to Phase 7, as discussed previously. See “Non-GAAP Financial Measures” below for the calculation of cash cost per pound produced.

Molybdenum Sold

Molybdenum pounds sold from TC Mine for the third quarter of 2012 was 1.7 million pounds, which was down 70.1% from 5.9 million pounds sold in the third quarter of 2011. The average realized sales price for the third quarter of 2012 was $13.32 per pound, which was approximately 15% lower than the third quarter of 2011 average realized sales price of $15.69 per pound. During the third quarter of 2011, sales included delivery against certain forward sales contracts related to Phase 6 production at TC Mine of approximately 0.5 million pounds at an average realized sales price of $10.40 per pound. No similar deliveries under these contracts occurred in 2012 as all sales under these agreements were completed in 2011.

Molybdenum pounds sold from TC Mine for the nine months ended September 30, 2012 was 8.0 million pounds at an average realized sales price of $14.56 per pound compared to 21.5 million pounds sold at an average realized sales price of $16.88 per pound for the first nine months of 2011. The lower sales volumes were principally the result of the planned third quarter shut-down of the Langeloth Facility for scheduled repairs and maintenance activities (resulting in higher inventory levels as of September 30, 2012).  During the nine months ended September 30, 2011, sales included delivery against certain forward sales contracts related to Phase 6 production of approximately 1.4 million pounds at an average realized sales price of $10.80 per pound.  No similar deliveries under these contracts occurred in 2012 as all sales under these agreements were completed in 2011.

As discussed, we have undertaken a series of initiatives intended to increase production and recovery rates and decrease costs in order to increase revenues and cash flow.  Among these initiatives is the decision, announced and implemented in October 2012, to suspend waste stripping activity associated with the next phase of production at the TC Mine, referred to as Phase 8. Mining operations and production are expected to continue as planned through 2014 in the current Phase 7 of the mine. As a result of this change, through 2014, we expect to save approximately $100 million in operating costs and $8 - $9 million in capital expenditures, which included reducing the mine workforce by approximately 100 workers.  We expect to restart waste stripping of Phase 8 of the mine plan when market conditions warrant. If waste stripping has not recommenced by 2015, we expect that the mine would be placed on care and maintenance at such time.

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

The following is a summary of the Langeloth Facility’s operating results for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2012	2011	2012	2011
Operational Statistics
Molybdenum sold from purchased product (000’s lb)	2,369	2,191	7,964	5,595
Realized price on molybdenum sold from purchased product ($/lb)	$12.71	$15.54	$14.05	$16.73
Toll roasted and upgraded molybdenum processed (000’s lb)	1,204	1,659	4,359	5,228
Roasted metal products processed (000’s lb)	2,239	4,080	8,311	14,935

In the third quarter of 2012, molybdenum sold from third-party purchased molybdenum concentrate was 2.4 million pounds, up approximately 8% from 2.2 million pounds in the third quarter of 2011, primarily due to higher third-party purchases. The realized price on molybdenum sold from purchased product in the third quarter of 2012 was $12.71 per pound, down approximately 18% from $15.54 per pound in the third quarter of 2011 due to a decrease in the market price of molybdenum in 2012.

Molybdenum sold from purchased product of 8.0 million pounds for the nine months ended September 30, 2012 was up approximately 42% from the same period in 2011.  The realized price on molybdenum sold from purchased product averaged $14.05 per pound for the nine months ended September 30, 2012, down from $16.73 per pound for the same period in 2011.

The volume of toll roasted and upgraded molybdenum processed during the third quarter of 2012 of 1.2 million pounds decreased approximately 27% from the 1.7 million pounds processed during the third quarter of 2011, primarily as a result of lower demand for these services.

For the first nine months of 2012, the volume of toll roasted and upgraded molybdenum processed was 4.4 million pounds, down approximately 17% from 5.2 million pounds in the first nine months of 2011 primarily as a result of lower customer demand for these services.

The volume of roasted metal products processed of 2.2 million pounds and 8.3 million pounds was down approximately 45% and 44%, respectively, during the third quarter and first nine months of 2012 compared to the third quarter and first nine months of 2011 primarily as a result of lower demand for these services.

During the third quarter of 2012, the Langeloth Facility had a planned shut-down for scheduled repairs and maintenance activities (resulting in higher inventory levels as of September 30, 2012.)

Canadian Operations Molybdenum

Endako Mine

We have a 75% interest in the Endako open-pit mine, mill and roaster, which are located near Fraser Lake, British Columbia.  Mining is conducted by conventional open-pit methods utilizing electric-powered shovels and 190-ton to 240-ton haul trucks.

The table and related discussion that follows presents a summary of our 75% share of the Endako Mine’s operating results for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2012	2011	2012	2011
Operational Statistics
Mined (000’s ore tons)	579	3,323	6,799	9,614
Milled (000’s tons)	3,215	2,323	9,053	6,649
Grade (% molybdenum)	0.045	0.055	0.042	0.053
Recovery (%)	66.6	73.5	59.7	74.3
Molybdenum production (000’s lb)(1)	1,837	1,861	4,414	5,194
Cash cost ($/lb produced)(2)	$13.19	$10.97	$16.29	$11.74
Molybdenum sold (000’s lb)	1,531	1,576	4,690	4,963
Average realized sales price ($/lb)	$12.53	$15.63	$13.63	$16.70

(1)          Mined molybdenum production pounds are molybdenum oxide.

(2)          The Endako Mine cash cost represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging for molybdenum oxide produced in the period.  Cash cost excludes: the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and commissioning and start-up costs for the Endako mill. See “Non-GAAP Financial Measures” for additional information.

In the third quarter of 2012, subsequent to our filing of our Form 10-Q for the quarter ended June 30, 2012, we discovered that the ore feed scale to the SAG mill at the Endako Mine had been mis-calibrated when the new mill facility was commissioned.  The mis-calibration of the scale was discovered during optimization review of our mill process and equipment.  This calibration issue led to misstated reporting of our mill production statistics (tons milled, grade and recovery) for the Endako Mine in our Forms 10-Q for the quarters ended March 31, 2012 and June 30, 2012.  Following the discovery of these misstatements, we revised the operating statistics for the Endako Mine for the first and second quarters of 2012 to adjust downward the tons milled statistics, which resulted in an upward adjustment to grade and recovery reported for such periods.

During the third quarter of 2012, management identified a further inaccuracy in our reporting of recovery and grade for the quarters ended March 31, 2012 and June 30, 2012 for the Endako Mine.  During the first and second quarters, concentrate that did not contain the minimum percentage of molybdenum sulfide to send to the roaster was removed from the concentrate storage tanks and stored in an idle mill thickener for future processing.  This in-process material was reprocessed through the mill during the third quarter of 2012 to produce saleable product.  This material was correctly included in tons milled reported for the first and second quarters, as well as correctly excluded from production pounds reported.  However, it was mistakenly reflected in the recovery statistics reported for such periods.  Following the discovery of these misstatements, we revised the operating statistics for the first and second quarters to remove this in-process material from the recovery statistics reported for the first and second quarters, which resulted in a downward adjustment to recovery for such quarters.  Production and recovery for the third quarter 2012 were impacted by this reprocessed material.  This material accounted for approximately 0.4 million pounds (our 75% share) of the 1.837 million pounds (our 75% share) of production that we reported for the third quarter, and without this material our recovery for the quarter would have been  an estimated 61.4%, compared to the 66.6% recovery that we reported for the quarter.

These corrections of our first and second quarter operating statistics had no effect on our consolidated balance sheets, statements of operations, statements of cash flow, or statements of shareholders’ equity in our Forms 10-Q for the quarters ended March 31, 2012 and June 30, 2012.  The following table presents the impact of the corrections on Endako Mine’s (our 75% share) tons milled, grade and recovery statistics as set forth in the periods covered by the above-referenced reports:

	As Previously
	Reported	As Revised
Three Months Ended March 31, 2012 (Unaudited)
Operational Statistics
Milled (000’s tons)	2,741	2,487
Grade (% molybdenum)	0.038	0.041
Recovery (%)	53.5	50.3

	As Previously
	Reported	As Revised
Three Months Ended June 30, 2012 (Unaudited)
Operational Statistics
Milled (000’s tons)	3,694	3,351
Grade (% molybdenum)	0.037	0.040
Recovery (%)	67.2	59.2

	As Previously
	Reported	As Revised
Six Months Ended June 30, 2012 (Unaudited)
Operational Statistics
Milled (000’s tons)	6,435	5,838
Grade (% molybdenum)	0.038	0.040
Recovery (%)	61.5	55.4

In March 2012, we completed the mill expansion at the Endako Mine, with our share of the aggregate capital expenditures totaling approximately C$495 million (including C$5.4 ($5.3) million of our share of start-up and commissioning costs that were included in operating expenses).  The Endako mill expansion project included the construction of a new mill and replacing the existing mill constructed in the 1960’s.  The ore-processing capacity for the new mill is designed for 55,000 tons per day compared to 31,000 tons per day from the old mill.  Commissioning of the new SAG/Ball mill and rougher flotation circuit was completed in early January, followed by the completion of the remaining construction work on the regrind circuit and the pebble crusher in late March.  The existing 45-year old mill at the site has been shut down and is currently in a care and maintenance mode.

As a cost saving initiative, as previously reported, we ceased mining ore from the Denak West mine pit at the Endako Mine in the third quarter of 2012 and began processing stockpiled ore.  Pursuant to this revised operating plan, we expect to mill approximately one-third of our existing stockpiled material through mid-2013.  We currently plan to mine in the Denak West pit during the third quarter of 2013 and then the Endako pit at the end of 2013 when pit mining operations resume.

During the three and nine months ended September 30, 2012, our share of capital expenditures for the mill expansion project, excluding capitalized interest and debt issuance costs of $1.1 million, was $4.6 million and $73.0 million, respectively.

Molybdenum Production and Cash Costs

Our 75% share of molybdenum production at the Endako Mine was 1.8 million pounds in the third quarter of 2012 and 1.9 million pounds in the third quarter of 2011.  Primarily as a result of the start-up of the new mill at Endako in the first quarter of 2012 together with a lower than designed new mill recovery rate, the production in 2012 has been lower than anticipated.  As previously noted, production for the third quarter of 2012 benefitted from in-process material which was reprocessed to product during the third quarter of 2012.  The benefit from this in-process material is estimated to be approximately 0.4 million pounds (our 75% share) of production.

Our 75% share of molybdenum production at the Endako Mine decreased for the first nine months ended September 30, 2012 by approximately 15% to 4.4 million pounds from 5.2 million pounds in the same period in 2011.  This decrease was primarily due to lower than anticipated mined ore grade and a lower than designed new mill recovery rate, partly offset by higher mill throughput in the nine months ended September 30, 2012. Construction of the new mill at the Endako Mine was completed in the first quarter of 2012. Our share of start-up costs related to the mill expansion was $5.3 million, which was included in operating expenses for the nine months ended September 30, 2012.

The non-GAAP financial measure of cash cost per pound produced for the three and nine month periods of 2012 compared to the same periods for 2011 increased by approximately 20% and 39%, respectively.  See “Non-GAAP Financial Measures” below for the definition and reconciliation of cash cost per pound produced. Cash cost per pound produced in the third quarter of 2012 was higher than the same period of 2011 due to lower production and higher cash costs  primarily due to higher labor costs and start-up costs for the new mill.

The non-GAAP financial measure of cash cost per pound produced of $16.29 per pound for the first nine months of 2012 was primarily impacted by lower production and higher costs in the new mill and higher maintenance costs in the roaster.

Molybdenum Sold

Our share of molybdenum sold from the Endako Mine in the third quarter of 2012 was 1.5 million pounds, down approximately 2.9% compared to the same quarter of 2011, and was sold at an average realized sales price of $12.53 per pound, compared to 1.6 million pounds sold at an average realized sales price of $15.63 per pound in the corresponding quarter of 2011.  The 2012 third quarter decrease in the sales volume was primarily due to the lower than anticipated production and the 2012 third quarter decline in the average realized sales price was the result of declining market prices for molybdenum.

Our share of molybdenum sold from the Endako Mine for the nine months ended September 30, 2012 of 4.7 million pounds was down approximately 5.5% compared to 5.0 million pounds sold in the same period of 2011 and was sold at an average realized sales price that was approximately 18.4% lower than the corresponding period of 2011.  The 2012 period decrease in the sales volume was primarily due to the lower than anticipated production, and the 2012 period decline in the average realized sales price was the result of declining market prices for molybdenum.

Copper-Gold (Development)

Mt. Milligan Project

During the three and nine months ended September 30, 2012, we made cash capital expenditures of C$187.0 ($186.5) million and C$492.2 ($490.6) million, respectively, and, including accruals and capitalized depreciation, incurred C$161.5 ($162.2) million and C$511.6 ($510.3) million of capital expenditures, respectively, for the Mt. Milligan project, excluding capitalized interest and debt issuance costs of $15.1 million and C$32.4 ($32.3) million, respectively. Capital expenditures were primarily related to the ongoing construction of the tailing storage facility, buildings and facilities (concentrator, truck shop, administration building, and  primary and pebble crushers), plant site earthworks, cement works, steel erection, construction camp costs, mine development, mining equipment and engineering design costs.  We have incurred C$1,078.4 million since the inception of the project through September

30, 2012 (C$934.6 million spent on a cash basis), net of C$9.1 million reclassifications and including approximately C$40.9 million spent prior to the acquisition of Terrane.

We entered into two Copper Concentrate Sales Agreements on June 29, 2012 and one Copper Concentrate Sales Agreement on August 13, 2012, whereby we, among other things, agreed to sell an aggregate of approximately 85% of the copper-gold-silver concentrate produced at Mt. Milligan during 2013 and 2014 and an aggregate of approximately 120,000 dry metric tons (“DMT”) in each of the two calendar years thereafter. Payment for the concentrate will be based on the agreed copper, gold and silver content of the parcels delivered less smelting and refining charges and certain other deductions, if applicable.

In August 2012, we entered into an agreement for terminal facilities and services at a port in Vancouver, British Columbia for storage and loading of concentrate from Mt. Milligan.  In connection therewith, we were required to deposit C$3.0 million cash, in C$1.0 million increments, with the terminal services provider for costs required to upgrade the facilities to be utilized by us.  We paid deposits of C$1.0 million in August 2012 and October 2012, respectively.  The remaining C$1.0 million deposit is required to be paid on January 15, 2013.  This C$3.0 million deposit will be returned to us upon the earlier of first shipment of concentrate from Mt. Milligan to the port or September 1, 2013.

We are currently estimating an aggregate of approximately C$1.5 billion to construct and develop the Mt. Milligan copper-gold mine of which approximately C$515 to C$585 million of cash expenditures remain to be spent. We continue to monitor our current costs, future cost estimates and scheduling for the project.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flow from operating activities; bank credit facilities; equipment financing facilities; issuances of debt and equity securities, including the senior unsecured notes and tangible equity units (tMEDS) described below; and the gold stream agreement with Royal Gold, also described below.  Our primary use of capital has been for the exploration, construction and development of mines and processing operations for the production of molybdenum, copper, gold and other metals.   For the three months ended September 30, 2012, we incurred a net loss of $48.2 million, compared to net income of $45.6 million for the third quarter of 2011.  We experienced a 51.6% decline in revenues in the third quarter of 2012, as compared to the third quarter of 2011, primarily due to lower sales volumes and a decrease in the average realized molybdenum sales prices period over period.

At September 30, 2012, we had $359.7 million of cash and cash equivalents. We monitor our positions with, and the credit quality of, the financial institutions and companies in which we invest our cash and cash equivalents.  Our investment policy limits investments to government-backed financial instruments, commercial paper and other investments meeting the guidelines of our investment policy.

At September 30, 2012, we had working capital of $365.5 million, including $359.7 million of cash and cash equivalents, $45.4 million of receivables and $28.6 million of short-term debt, including capital lease obligations, primarily related to equipment financings.  We manage our credit risk from accounts receivable through our collection activities.  As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material delinquencies regarding the collection of our accounts receivable.

At September 30, 2012, our available liquidity included $359.7 million of consolidated cash on hand, remaining proceeds from Royal Gold under the gold stream arrangement of $206.9 million, $62.0 million of undrawn capacity under our equipment lease financing facility, $275.1 million of undrawn capacity under our revolving credit facility and future expected cash flow from operations.  At September 30, 2012, our future estimated cash capital project expenditures for the Mt. Milligan project total approximately C$515 million to C$585 million.  We continue to monitor our current costs, future cost estimates and scheduling for the Mt. Milligan project.

Our ability to fund the completion of the Mt. Milligan project, satisfy our working capital needs and make our scheduled debt payments depends on our future operating performance and cash flow, average realized molybdenum prices and our ability to access our current funding sources, including our revolving credit facility, equipment financing facility, our gold stream arrangement with Royal Gold as well as our ability to access the capital markets generally.  Our ability to access our existing funding sources depends on our compliance with certain financial covenants described below, including achieving certain levels of quarterly consolidated EBITDA. As of September 30, 2012, we were in compliance with our financial covenants.

Continued declines in molybdenum prices in future periods would have a material adverse effect on our operating results and cash flows, which would in turn make it more difficult for us to satisfy our working capital needs, make our scheduled debt service obligations and fund our project development costs.

Operating Cash Flows

Cash used by operating activities for the third quarter of 2012 was $18.8 million compared to cash generated of $51.4 million for the same period in 2011.  This decrease in cash flow from operations was primarily the result of net loss for the third quarter of 2012 compared to net income for the third quarter of 2011 due to lower sales volumes principally the result of lower inventory carrying levels in the first half of 2012.

Cash used by operating activities for the nine months ended September 30, 2012 was $36.1 million compared to cash generated of $181.6 million for the same period in 2011.  This decrease in cash flow from operations was primarily the result of a net loss for the first nine months of 2012 compared to net income as a result of record production and sales volumes for the first nine months of 2011.

Investing Activities

Cash used in investing activities in the third quarter of 2012 was $186.3 million compared to cash used of $235.9 million in the third quarter of 2011.  During the third quarter of 2012, we spent $203.7 million on property, plant and equipment expenditures, primarily related to the development of Mt. Milligan and the Endako Mine mill expansion.  During the same period in 2011, we spent $234.4 million on property, plant and equipment expenditures, primarily related to the development of Mt. Milligan and the Endako Mine mill expansion.

Cash used in investing activities in the nine months ended September 30, 2012 was $544.4 million compared to cash used of $487.7 million in the same period of 2011.  During the first nine months of 2012, we spent $584.9 million on property, plant and equipment expenditures primarily related to the development of Mt. Milligan and the Endako Mine mill expansion.  During the same period in 2011, we spent $482.5 million on property, plant and equipment expenditures primarily related to the development of Mt. Milligan and the Endako Mine mill expansion.

Financing Activities

Credit Facility

We have in place a $300 million senior secured revolving credit facility governed by the terms of a credit agreement (the “Credit Agreement”). On August 10, 2012, the Company executed a fifth amendment to the Credit Agreement which revised and put in place new reporting requirements, financial covenants and measurements.  Pursuant to the Credit Agreement, we (1) must meet a minimum quarterly EBITDA covenant commencing in the fourth quarter of 2012, (2) must maintain minimum consolidated liquidity of at least $100 million as of the last date of each fiscal quarter through the completion of Mt. Milligan, (3) are not permitted to allow our Consolidated Leverage Ratio (as defined in the credit agreement) to exceed 3.00:1.00 for any period of four quarters beginning with the period ending March 31, 2014, (4) must maintain a Consolidated Interest Coverage Ratio (as defined in the credit agreement) of 3.00:1.00 for any period of four fiscal quarters beginning with the period ending March 31, 2014, (5) must meet certain liquidity thresholds for borrowings and repayments and (6) must meet certain conditions precedent for borrowings., including a condition precedent that our cash balance be lower than $50 million.

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

During the first nine months of 2012, our reclamation bond at TC Mine increased from $25.5 million to $42.3 million, and our share of reclamation costs at Endako Mine increased from $5.2 million to $11.6 million.  The $42.3 million reclamation bond at TC Mine was issued in the form of a surety bond, and the original escrow reclamation deposit of $19.1 million was released. The $11.6 million reclamation bond at Endako Mine was issued in the form of a letter of credit under our Credit Agreement, and the original $5.2 million reclamation deposit was released. As of September 30, 2012, we had no outstanding borrowings and had issued and outstanding $24.9 million in letters of credit under the Credit Agreement. We had borrowing capacity under the Credit Agreement of $275.1 million as of September 30, 2012.

As of September 30, 2012, we were in compliance with our financial covenants under our Credit Agreement. In the event of any breach in our financial covenants, and if we are unable to obtain a waiver or an amendment to the Credit Agreement and we do not repay the amounts drawn thereunder and terminate the revolving credit facility, the lenders under the revolving credit facility could refuse to lend additional funds to us, declare us in default of the Credit Agreement and/or accelerate the repayment of any outstanding borrowings under the revolving credit facility.  A default under the Credit Agreement would in turn trigger a cross default to the Caterpillar equipment financing facility and could also trigger cross defaults to our agreement with Royal Gold, to the indentures governing our senior unsecured notes and other material agreements.  The consequences of such cross defaults are discussed in greater detail below.

Caterpillar Equipment Financing Facility

On March 30, 2011, we entered into a Master Funding and Lease Agreement with Caterpillar, which was amended and restated on December 9, 2011 (the “Master Agreement”).

We entered into the Master Agreement to finance our purchases of mobile mining equipment for use at the Mt. Milligan project.  Pursuant to the Master Agreement and agreements entered into in connection therewith, we may draw down on the facility and use the proceeds from each drawdown to fund the purchase of this equipment. Caterpillar will purchase such equipment and simultaneously lease the equipment to us. The Master Agreement provides for up to $132.0 million in equipment financings comprised of three separate tranches of $20.0 million, $50.0 million and $62.0 million.  The $20.0 million and $50.0 million tranches are currently available to us and the $62.0 million tranche is available upon the satisfaction of certain conditions specified in the Master Agreement. As of September 30, 2012, we had drawn down $61.7 million under the first and second tranches of the equipment financing facility.

The facility provides for each borrowing to have a term of 48 or 60 months. We are permitted to pay interest on the amounts borrowed under the facility at either floating or fixed rates, at our option, calculated as set forth in the Master Agreement. Our ability to request advances under the facility will terminate in December 2013 (or such later date as may be agreed upon by Caterpillar), and any unused commitments under the facility will then terminate and no longer be available to us. At the end of each 48 or 60-month lease period, we have the option to purchase the underlying equipment for a nominal sum.

Under the terms of the Master Agreement, we are required to be in compliance with the financial covenants contained in the Credit Agreement. In addition, as a condition to any drawdown under the facility, we must be in compliance with the minimum liquidity test of $100 million included in our Credit Agreement. As of September 30, 2012, we were in compliance with the Master Agreement’s covenants.  In the event of any default under the Credit Agreement, we could trigger a cross default under the Master Agreement.  Such default would entitle the lender under the Master Agreement to (1) terminate the lease by us of equipment purchased by the lender and leased to us pursuant to the facility; (2) terminate the lender’s obligation to purchase additional equipment and lease such equipment to us pursuant to the terms of the facility; (3) accelerate the payment of all lease payments unpaid under the facility, together with default interest; (4) accelerate the payment of the balance of the purchase price for equipment that would have been due and payable from the date of termination and (5) foreclose on the equipment purchased and leased under the facility and apply the proceeds from the sale of such equipment to any shortfall in the payment by us of amounts due to the lender under the facility.  Such action could result in a material adverse effect on our operating results and financial condition.

Gold Stream Arrangement

In August 2012, we entered into an amendment to our amended and restated gold stream agreement with Royal Gold pursuant to which we agreed to sell to Royal Gold an additional 12.25% of the refined gold production from Mt. Milligan for $200 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered.  After giving effect to this transaction, we have agreed to sell to Royal Gold a total of 52.25% of the refined gold production from our Mt. Milligan project, and Royal Gold’s aggregate investment (including amounts previously funded and commitments for future funding) in the refined gold from Mt. Milligan increased from $581.5 million to $781.5 million. The amendment restricts our ability to incur debt in excess of $350 million that is secured by the assets of the Mt. Milligan project until the earlier of the date upon which 425,000 ounces of refined gold have been sold and delivered to Royal Gold pursuant to our agreement or the date upon which the aggregate dollar amount of the difference between the market price for the gold delivered to Royal Gold under the agreement and the price actually paid by Royal Gold pursuant to the terms of our agreement exceeds $280 million.  Three business days following the consummation of the transactions by the amendment, Royal Gold made a cash payment to us of $75 million.  Additionally, a payment of $45 million was made by Royal Gold on September 4, 2012 per the original agreement with Royal Gold. Royal Gold is required to make future scheduled payments to us in the aggregate amount of $206.9 million, to be paid on a quarterly basis as follows: $95 million on December 1, 2012; $62 million on March 1, 2013; $37 million on June 1, 2013; and $12.9 million on September 1, 2013.  Following the September 1, 2013 payment, Royal Gold will have satisfied its obligations to make quarterly payments to us. Until the deposits received from Royal Gold have been fully offset against Royal Gold’s purchases of gold under the agreement, the deposits will be secured by our Mt. Milligan assets. After the deposits have been fully offset, Royal Gold will continue to have a security interest in 52.25% of the payable gold produced from Mt. Milligan.

In the event of any default under our agreement with Royal Gold, including a cross default resulting from a default under the Credit Agreement, Royal Gold could require us to repay the deposits received from Royal Gold, which amounts totaled $574.6 million as of September 30, 2012.

7.375% Senior Unsecured Notes

On May 20, 2011, we issued $350.0 million of 7.375% senior unsecured notes due in 2018 (the “2018 Notes”).  The proceeds received in the offering were $339.9 million, which were net of financing fees of $10.1 million. For the three and nine months ended September 30, 2012, we capitalized $6.7 million and $20.4 million, respectively, of the interest and debt issuance costs associated with the 2018 Notes.  The net proceeds from the 2018 Notes offering have been and are expected to be used to fund the development of Mt. Milligan and for general working capital purposes. The 2018 Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year. Interest is payable in cash semi-annually in arrears on June 1 and December 1, and the first interest payment occurred on December 1, 2011.

The 2018 Notes are governed by an Indenture, dated as of May 20, 2011 (the “2018 Notes Indenture”).  There are no maintenance covenants with respect to our financial performance.  However, the 2018 Notes Indenture does contain transaction-based restrictive covenants that restrict our ability and the ability of certain of our subsidiaries to incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay; redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into transactions with affiliates; enter into agreements restricting our subsidiaries’ ability to pay dividends and consolidate, merge or sell all or substantially all of our assets, in each case subject to certain exceptions.

The 2018 Notes are redeemable at our option at any time prior to June 1, 2014 at a price equal to 100% of the principal amount of the 2018 Notes, plus accrued and unpaid interest and a make-whole premium.  We may also redeem up to 35% of the original principal amount of the 2018 Notes at any time prior to June 1, 2014 with the proceeds of certain equity offerings at a redemption price of 107.375% of the principal amount of the 2018 Notes, together with accrued and unpaid interest to, but not including, the date of redemption. We may also redeem the 2018 Notes at any time on or after June 1, 2014 at the redemption prices specified in the 2018 Notes Indenture, together with accrued and unpaid interest to, but not including, the date of redemption. Finally, we may redeem the 2018 Notes at any time upon the occurrence of specified events relating to Canadian tax law, at a redemption price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

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

12.5% Senior Unsecured Notes

On May 11, 2012, we issued $200 million of 12.5% notes due in 2019 (the “2019 Notes”). The proceeds received in the offering were $193.1 million, which were net of financing fees of $6.9 million.  For the three months and nine months ended September 30, 2012, we capitalized $6.6 million and $10.2 million, respectively, of the interest and debt issuance costs associated with the 2019 Notes. The net proceeds from the 2019 Notes offering have been and are expected to be used to fund the development of Mt. Milligan and for general working capital purposes. The 2019 Notes mature on May 1, 2019 and accrue interest from May 22, 2012 until maturity at a fixed rate of 12.5% per year. Interest is payable in cash semi-annually in arrears on May 1 and November 1, and the first interest payment was made on November 1, 2012.

The 2019 Notes are governed by a base indenture as supplemented by the first supplemental indenture thereto, each dated May 11, 2012 (the “2019 Notes Indenture”). There are no maintenance covenants with respect to our financial performance.  However, the 2019 Notes Indenture does contain transaction-based restrictive covenants that restrict our ability and the ability of certain of our subsidiaries to incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into transactions with affiliates; enter into agreements restricting our subsidiaries’ ability to pay dividends and consolidate, merge or sell all or substantially all of our assets, in each case subject to certain exceptions.

The 2019 Notes are redeemable at our option at any time prior to May 1, 2016 at a price equal to 100% of the principal amount of the 2019 Notes, plus accrued and unpaid interest and a make-whole premium.  We may also redeem up to 35% of the original principal amount of the 2019 Notes at any time prior to May 1, 2015 with the proceeds of certain equity offerings at a redemption price of 112.5% of the principal amount of the 2019 Notes, together with accrued and unpaid interest to, but not including, the date of redemption. We may also redeem the 2019 Notes at any time on or after May 1, 2016 at the redemption prices specified in the Indenture, together with accrued and unpaid interest to, but not including, the date of redemption. Finally, we may redeem the 2019 Notes at any time upon the occurrence of specified events relating to Canadian tax law, at a redemption price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

The 2019 Notes are senior unsecured obligations, ranking senior in right of payment to any future subordinated indebtedness we or our subsidiaries may incur. The 2019 Notes are guaranteed on a senior basis by substantially all of our subsidiaries.

The 2019 Notes Indenture contains customary events of default.  A default under our Credit Agreement could result in a default under the 2019 Notes Indenture provided the default under the Credit Agreement is (i) caused by a failure to pay principal or interest under the Credit Agreement or (ii) such default results in the acceleration of such indebtedness prior to its maturity; and the principal amount of such indebtedness or any other such indebtedness under which there has been a payment default or the maturity of which has been accelerated aggregates $30,000,000 or more.  If an event of default occurs and is continuing under the 2019 Notes Indenture, the trustee or holders of at least 25% in principal of the outstanding 2019 Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the 2019 Notes to be due and payable immediately.  Certain events of bankruptcy or insolvency are events of default that would result in the 2019 Notes being due and payable immediately upon the occurrence of such events of default.

Tangible Equity Units (tMEDS)

On May 11, 2012, we completed a public offering of 8,800,000 tangible equity units (“tMEDS”) with a stated value of $25.00 per unit. The proceeds received in the offering were $212.3 million, which were net of financing fees of $7.7 million.

Each tMEDS unit consists of two components: (1) a prepaid common stock purchase contract (the “Purchase Contracts”) and (2) a senior amortizing note due May 15, 2015 (the “Amortizing Notes”). Each Purchase Contract has a mandatory settlement date of May 15, 2015, unless settled earlier at the option of the holder thereof, and will settle for between 4.5855 and 5.3879 shares of our common stock, subject to certain adjustments.  At any time prior to the third business day immediately preceding May 15, 2015, a holder may settle any or all of its Purchase Contracts early.  Purchase Contracts settled prior to November 10, 2012 will be settled at 4.3562, which is 95% of the minimum settlement rate.  Purchase Contracts settled on or after November 11, 2012 but prior to the mandatory settlement date will be settled for 4.5855, subject in either case to certain adjustments.  Each Amortizing Note has an initial principal amount of $4.075312.  The Amortizing Notes require us to pay holders equal quarterly installments of $0.406250 per Amortizing Note (except for the August 15, 2012 installment payment, which will be $0.424306 per Amortizing Note), consisting of a partial repayment of principal and interest at a rate per annum of 11.68%, which in the aggregate will be equivalent to a 6.50% cash payment per year with respect to each $25 stated amount of tMEDS, and have a scheduled final installment payment date of May 15, 2015.

The Amortizing Notes are governed by a base indenture as supplemented by the third supplemental indenture thereto, each dated May 11, 2012 (the “Amortizing Notes Indenture”).   There are no maintenance covenants or transaction-based covenants in the Amortizing Notes Indenture.

The Amortizing Notes Indenture contains customary events of default.  A default under our Credit Agreement could result in a default under the Amortizing Notes Indenture provided such default is (i) caused by a failure to pay principal or interest under the Credit Agreement or (ii) such default results in the acceleration of such indebtedness prior to its maturity; and the principal amount of such indebtedness or any other such indebtedness under which there has been a payment default or the maturity of which has been accelerated aggregates $30,000,000 or more.  If an event of default occurs and is continuing under the Amortizing Notes Indenture, the trustee or holders of at least 25% in principal of the outstanding Amortizing Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Amortizing Notes to be due and payable immediately.  Certain events of bankruptcy or insolvency are events of default that would result in the Amortizing Notes being due and payable immediately upon the occurrence of such events of default.

Financing Activities for the Three and Nine Months Ended September 30, 2012 and 2011

Cash generated by financing activities in the third quarter of 2012 was $156.3 million compared to cash used by financing activities of $1.2 million in the third quarter of 2011. In the third quarter of 2012, we received proceeds of $49.3 million from sale lease-back transactions and $120.0 million of proceeds from the gold stream transaction with Royal Gold, which were partially offset by scheduled principal payments on capital lease obligations of $6.2 million and debt issuance costs of $3.0 million.  In the third quarter of 2011, we received proceeds of $0.2 million from the exercise of stock options and warrants, which was offset by scheduled principal payments on equipment loans of $1.2 million and debt issuance costs of $0.2 million.

Cash generated by financing activities in the nine months ended September 30, 2012 was $647.4 million compared to cash generated of $359.9 million in the same period of 2011. This increase was primarily related to proceeds of $200.0 million from the issuance of the 2019 Notes, $220.0 million from the issuance of the tMEDS and $210.0 million of proceeds from the gold stream transaction with Royal Gold which were partially offset by costs for the exercise of warrants of $0.3 million, scheduled principal payments on capital lease obligations of $7.4 million and debt issuance costs of $11.2 million. For the nine months ended September 30, 2011, we received proceeds of $350.0 million from the issuance of the 2018 Notes in the second quarter of 2011 and $26.0 million from the exercise of stock options and warrants, which were partially offset by scheduled principal payments on equipment loans of $4.0 million and debt issuance costs of $12.1 million.

Off-Balance Sheet Arrangements

As of September 30, 2012, we have commitments to purchase approximately 11.1 million pounds of molybdenum sulfide concentrate throughout the remainder of 2012 through 2014, to be priced subsequent to September 30, 2012.  In addition, in the normal course of operations, we enter into certain molybdenum sales contracts pursuant to which we sell future production at fixed prices. As of September 30, 2012, we have fixed-priced contracts under which we have committed to sell approximately 50,000 pounds at an average price of $13.03 per pound.

On December 9, 2009, we entered into a credit support agreement with BC Hydro related to the mill expansion project at the Endako Mine. Under this agreement, we are required to post financial assurance in an amount equal to BC Hydro’s estimated out-of-pocket costs for work on the expansion project.  The amount of the guarantee as of September 30, 2012 was C$16.5 million. As part of the financial guarantee, we provided a surety bond for C$11.2 million for additional financial assurance to BC Hydro.  The surety bond can be drawn down in the event of a shortfall in BC Hydro’s incremental revenues after the commissioning of the new Endako mill facility.  At this time, we do not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.

As of September 30, 2012, a shortfall in Endako’s future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.

Transactions with our Endako Mine Joint Venture Party

Our total sales to a company affiliated with Sojitz, our Endako Mine joint venture partner, represented 39% and 32% of our total revenues for the three and nine months ended September 30, 2012, respectively.  Our total sales to a company affiliated with Sojitz represented 27% and 26% of our total revenues for the three and nine months ended September 30, 2011, respectively. See Note 17 to our unaudited consolidated financial statements included in this Form 10-Q for more information about transactions with this joint venture partner.

Critical Accounting Estimates and Accounting Developments

Long-lived Asset Impairment

We account for asset impairment in accordance with ASC 360, Property Plant and Equipment. Long-lived assets such as property, plant and equipment, mineral properties and purchased intangible assets subject to depreciation and amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on our financial position and results of operations.

The recoverability of the carrying value of our mineral properties is dependent upon the successful development, start-up and commercial production of our mineral deposits and the related processing facilities. Our evaluation of mineral properties for potential impairment primarily includes assessing the existence or availability of required permits and evaluating changes in our mineral reserves, or the underlying estimates and assumptions, including estimated production costs. The determination of our proven and probable reserves is based on extensive drilling, sampling, mine modeling, and the economic feasibility of accessing the reserves. Assessing the economic feasibility requires certain estimates, including the prices of the commodities currently, or to be produced by TCM and processing recovery rates, as well as operating and capital costs. The estimates are based on information available at the time of review.

During the third quarter of 2012, we suspended waste stripping activity associated with the next phase of production at TC Mine.  This decision, coupled with declines in molybdenum prices, represented significant changes in our business requiring us to evaluate our long-lived assets and goodwill for impairment on an enterprise-wide basis at September 30, 2012.  The impairment evaluation of long-lived assets, other than goodwill, did not result in the identification of an impairment of the long-lived assets at September 30, 2012.

Although we believe the carrying values of our long-lived assets were realizable as of September 30, 2012, future events could cause us to conclude otherwise. Events that could result in impairment of our long-lived assets include, but are not limited to, decreases in future metal prices, decreases in estimated recoverable proven and probable reserves and any event that might otherwise have a material adverse effect on mine site production levels or costs.

Goodwill Impairment

During the third quarter of 2012, we suspended waste stripping activities associated with the next phase of production at TC Mine.  This decision, coupled with declines in molybdenum prices, represented significant changes in our business requiring TCM to evaluate goodwill for impairment on an enterprise-wide basis at September 30, 2012. In evaluating goodwill for impairment, estimates of after-tax discounted future cash flows of the individual reporting units were used to estimate the fair value. The estimated cash flows used to assess recoverability of goodwill were derived from life-of-mine plans using assumptions regarding near and long-term molybdenum price forecasts; commodity based and other operating cost forecasts; sustaining capital expenditures; proven and probable reserve estimates, including any costs to develop the reserves and the timing of producing the reserves; and the use of appropriate current escalation and discount rates. Projected long-term average molybdenum, gold and copper prices and discount rates represented the most significant assumptions used in the cash flow estimates. We assumed molybdenum prices between $12.00 and $14.16 per pound, gold prices between $1,200 and $1,400 per ounce and copper prices between $2.75 and $3.00 per pound, in our long-lived assets and goodwill assessments.  As a result of this assessment, a goodwill impairment charge of $47.0 million was recorded as of September 30, 2012.

For further description of the other critical accounting policies and estimates used in the preparation of the consolidated financial statements, refer to the 2011 Form 10-K.  There have been no significant changes to our critical accounting policies or estimates since December 31, 2011.

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

Adjusted Net (Loss) Income, Adjusted Net (Loss) Income Per Share — Basic and Diluted

Adjusted net (loss) income, and adjusted net (loss) income per share—basic and diluted, are referred to in this MD&A. These are considered key measures by our management in evaluating our operating performance on a quarterly and annual basis. Management uses this measure in evaluating our performance as it represents a profitability measure that is not impacted by changes in the market price of our warrants. These measures do not have standard meanings prescribed by US GAAP and may not be comparable to similar measures presented by other companies. Management believes these measures provide useful supplemental information to investors in order for them to evaluate our financial performance using the same measures as management.

Adjusted net (loss) income represents the net (loss) income prepared in accordance with US GAAP, adjusted for significant non-cash items.  For the first nine months and the third quarter of 2012, there were no significant non-cash items.  For the first nine months and the third quarter of 2011, the significant non-cash items were the non-cash gains on the fair value adjustment related to our previously outstanding common stock purchase warrants.

We follow the guidance issued by the Emerging Issues Task Force (“EITF”) that common stock purchase warrants with a strike price denominated in a currency other than the entity’s reporting currency are not considered linked to equity, and therefore, are to be accounted for as derivatives. As a result, our outstanding common stock purchase warrants are accounted for as derivatives. We recorded a cumulative adjustment to retained earnings upon adoption, and subsequent changes to the fair value of the Terrane Warrants, as discussed below, which are recorded to the consolidated statements of operations and comprehensive (loss) income at each quarter-end.

In connection with our purchase of Terrane, we agreed to pay holders of warrants issued by Terrane (the “Terrane Warrants”) pursuant to the arrangement related to the Terrane Warrants.  A cash payment was not required by us at settlement; therefore, management does not consider gains or losses on these warrants in its evaluation of our financial performance.  These warrants expired in June 2012.  During the second quarter of 2012 approximately 7.5 million warrants were exercised.  In connection with this exercise, approximately 388,000 shares of common stock were issued and $0.4 million was paid in cash.

Adjusted net (loss) income per share (basic and diluted) is calculated using adjusted earnings, as defined above, divided by the weighted-average basic and weighted-average diluted shares outstanding during the period as determined in accordance with US GAAP.

The following tables reconcile net (loss) income presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net (loss) income and adjusted net (loss) income per share — basic and diluted, for the three and nine months ended September 30, 2012 and 2011:

For the Three Months Ended September 30, 2012 (unaudited — US$ in millions, except shares and per share amounts)

		Weighted-Average		Weighted-Average
		Basic Shares		Diluted Shares
		Shares		Shares
	Net Loss	(000’s)	$/share	(000’s)	$/share

Net loss	$(48.2)	168,710	$(0.29)	168,710	$(0.29)
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	—	168,710	—	168,710	—
Goodwill impairment	47.0	168,710	0.28	168,710	0.28
Non-GAAP adjusted net loss	$(1.2)	168,710	$(0.01)	168,710	$(0.01)

For the Three Months Ended September 30, 2011 (unaudited — US$ in millions, except shares and per share amounts)

		Weighted-Average		Weighted-Average
		Basic Shares		Diluted Shares
		Shares		Shares
	Net Income	(000’s)	$/share	(000’s)	$/share

Net income	$45.6	167,871	$0.27	168,533	$0.27
Add (Deduct):
Unrealized (gain) on common stock purchase warrants	(42.0)	167,871	(0.25)	168,533	(0.25)
Non-GAAP adjusted net income	$3.6	167,871	$0.02	168,533	$0.02

For the Nine Months Ended September 30, 2012 (unaudited — US$ in millions, except shares and per share amounts)

		Weighted-Average		Weighted-Average
		Basic Shares		Diluted Shares
		Shares		Shares
	Net Loss	(000’s)	$/share	(000’s)	$/share

Net loss	$(61.9)	168,312	$(0.37)	168,312	$(0.37)
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(1.8)	168,312	(0.01)	168,312	(0.01)
Goodwill impairment	47.0	168,312	0.28	168,312	0.28
Non-GAAP adjusted net loss	$(16.7)	168,312	$(0.10)	168,312	$(0.10)

For the Nine Months Ended September 30, 2011 (unaudited — US$ in millions except shares and per share amounts)

		Weighted-Average		Weighted-Average
		Basic Shares		Diluted Shares
		Shares		Shares
	Net Income	(000’s)	$/share	(000’s)	$/share

Net income	$291.3	166,904	$1.75	174,947	$1.67
Add (Deduct):
Unrealized (gain) on common stock purchase warrants	(168.4)	166,904	(1.01)	174,947	(0.96)
Non-GAAP adjusted net income	$122.9	166,904	$0.74	174,947	$0.70

Cash Cost per Pound Produced, Weighted-Average Cash Cost per Pound Produced and Average Realized Sales Price per Pound Sold

Cash cost per pound produced, weighted-average cash cost per pound produced and average realized sales price per pound sold are considered key measures in evaluating our operating performance.  Cash cost per pound produced, weighted-average cash cost per pound produced and average realized sales price per pound sold are not measures of financial performance, nor do they have standardized meanings prescribed by US GAAP and may not be comparable to similar measures presented by other companies.  Management uses these measures to evaluate the operating performance at each of our mines, as well as on a consolidated basis, as measures of profitability and efficiency.  We believe that these non-GAAP measures provide useful supplemental information to investors enabling them to evaluate our performance using the same measures as management.  We believe these measures afford investors greater transparency in assessing our financial performance.  Non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP.

Cash cost per pound produced represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced at each mine in the period. Stripping costs represent the costs associated with the activity of removing overburden in the production phase of a mining operation.  Stripping costs that provide access to mineral reserves that are expected to be produced in future periods are expensed under US GAAP as incurred. Cash cost per pound produced excludes the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and commissioning and start-up costs for the Endako mill. Cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility. The weighted-average cash cost per pound produced represents the cumulative total of the cash costs for the TC Mine and the Endako Mine divided by the cumulative total production from the TC Mine and the Endako Mine.

The average realized sales price per pound sold represents molybdenum sales revenue divided by the pounds sold.

The following table provides a reconciliation of cash costs and cash cost per pound produced, by mine, and operating expenses included in our consolidated statements of operations and comprehensive (loss) income in the determination of net (loss) income:

US$ in millions, except per pound amounts — (Unaudited)

	Three Months Ended September 30,			Three Months Ended September 30,
	2012			2011
	Operating	Pounds		Operating	Pounds
	Expenses	Produced(1)		Expenses	Produced(1)
	(in millions)	(000’s lbs)	$/lb	(in millions)	(000’s lbs)	$/lb
TC Mine
Cash costs — Non-GAAP(2)	$33.9	4,302	$7.87	$37.3	1,835	$20.35
Add/(Deduct):
Stock-based compensation	—			0.2
Inventory and other adjustments	(9.5)			9.7
GAAP operating expenses	$24.4			$47.2
Endako Mine
Cash costs — Non-GAAP(2)	$24.2	1,837	$13.19	$20.4	1,861	$10.97
Add/(Deduct):
Stock-based compensation	0.1			0.2
Commissioning and start-up costs	0.1			—
Inventory and other adjustments	2.2			(5.8)
GAAP operating expenses	$26.6			$14.8

Other operations GAAP operating expenses(3)	$34.9			$36.9
GAAP consolidated operating expenses	$85.9			$98.9
Weighted-average cash cost — Non-GAAP	$58.1	6,139	$9.46	$57.7	3,696	$15.62

US$ in millions, except per pound amounts —(Unaudited)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012			2011
	Operating	Pounds		Operating	Pounds
	Expenses	Produced(1)		Expenses	Produced(1)
	(in millions)	(000’s lbs)	$/lb	(in millions)	(000’s lbs)	$/lb
TC Mine
Cash costs — Non-GAAP(2)	$103.5	10,268	$10.08	$109.5	18,841	$5.81
Add/(Deduct):
Stock-based compensation	0.5			0.7
Inventory and other adjustments	(3.8)			18.7
GAAP operating expenses	$100.2			$128.9
Endako Mine
Cash costs — Non-GAAP(2)	$71.9	4,414	$16.29	$61.0	5,194	$11.74
Add/(Deduct):
Stock-based compensation	0.4			0.6
Commissioning and start-up costs	5.3
Inventory and other adjustments	5.0			(0.4)
GAAP operating expenses	$82.6			$61.2

Other operations GAAP operating expenses(3)	$113.3			$94.6
GAAP consolidated operating expenses expenses	$296.1			$284.7
Weighted-average cash cost — Non-GAAP	$175.4	14,682	$11.95	$170.5	24,035	$7.09

(1)         Mined production pounds are molybdenum oxide and HPM from our share of the production from the mines but excludes molybdenum processed from purchased product.

(2)         Cash costs represent the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced in the period.  Cash cost excludes: the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and commissioning and start-up costs for the Endako mill. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Our consolidated molybdenum sales represent the sale of molybdenum in various forms from our mines and from third-party material that is purchased, processed and sold. Molybdenum sales for the quarter ended September 30, 2012 were $72.6 million, with cash used in operations of $18.8 million. For each $1 per pound change in molybdenum prices (using the molybdenum pounds sold from our mines in the third quarter of 2012), our current quarter revenue would change by approximately $3.3 million.

We enter into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales contracts are included in molybdenum sales revenue in the determination of net (loss) income. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to molybdenum sales is recorded each reporting period until the date of final pricing. Accordingly, in times of rising molybdenum prices, molybdenum sales benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally-priced sales pursuant to contracts entered into in prior years; in times of falling molybdenum prices, the opposite occurs.

The following table sets forth our outstanding provisionally-priced contracts as of September 30, 2012, which all mature in 2012:

Pounds to be
Sold/Purchased
(000’s lb)
Provisionally-priced sales	151
Provisionally-priced purchases	924

In the normal course of operations, we enter into agreements for the purchase of molybdenum. As of September 30, 2012, we had commitments to purchase approximately 11.1 million pounds of molybdenum sulfide concentrate throughout the remainder of 2012 through 2014, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

Foreign Currency Exchange Risk

We transact business in various currencies in the normal course of our operations and for capital expenditures.  Moreover, with all of our revenues denominated in US dollars, we have an on-going foreign exchange risk with respect to our Canadian operations.  To help mitigate this risk, we from time to time enter into various derivative instruments, such as foreign currency forward contracts, options and collars. The terms of these instruments are typically less than one year. As of September 30, 2012, TCM had no open foreign currency contracts.

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

The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2012. The effectiveness of our, or any system of disclosure controls and procedures is subject to certain design and judgment limitations. Due to the inherent limitations of internal controls, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud.  By their nature, any system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Stellat’en First Nation

In May 2010, the Stellat’en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and us alleging that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights and that the government breached its duty to consult with the Stellat’en First Nation in relation to the impacts of the Endako Mine and the mill expansion. The petitioners sought a declaration that the Provincial Crown has not fulfilled its duty to consult with them in relation to the mill expansion project, a declaration that the mining permits and/or tenures held by us are invalid, an order quashing or setting aside the decision to issue a permit amendment to us and an injunction prohibiting further construction or alterations relating to the mill expansion project. We and the government filed materials in response to the petition, and the matter was heard by the Supreme Court of British Columbia in late February and early March of 2011. On August 5, 2011, the Court dismissed the petitioners’ claims in full. On August 17, 2011, the Stellat’en First Nation filed a notice of appeal to the Court of Appeal of British Columbia seeking to have the decision of the Supreme Court of BC set aside and seeking an order staying the permit amendment and any future permitting until the Province has engaged in further consultation.  On April 13, 2012, the Stellat’en First Nation, the government and we agreed to put the appeal into abeyance to allow for discussions between the Stellat’en First Nation and the government.  If these discussions do not result in a resolution of the matter, the hearing of the appeal is scheduled to proceed on November 26, 27 and 28, 2012.

On April 5, 2012, the Stellat’en First Nation filed a new petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mine and Petroleum Resources and us making similar allegations to those discussed above in relation to a new permit amendment and new water license granted to us in March 2012 for the Endako Mine.  On April 13, 2012, the parties likewise agreed to put this matter into abeyance.

Item 1A.  Risk Factors.

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended September 30, 2012.  Set forth below are additional risk factors that supplement the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012:

We may be unable to maintain compliance with the financial covenants under our revolving credit facility which could have a material adverse effect on our financial condition.

Our revolving credit facility requires us to maintain compliance with financial covenants for so long as the facility is in place.  Specifically, we (1) must meet a minimum quarterly EBITDA covenant commencing in the fourth quarter of 2012, (2) must maintain minimum consolidated liquidity of at least $100 million as of the last date of each fiscal quarter through the completion of Mt. Milligan, (3) may not exceed a Consolidated Leverage Ratio (as defined in the Credit Agreement) of 3.00:1.00 for any period of four quarters beginning with the period ending March 31, 2014, (4) must maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00:1.00 for any period of four fiscal quarters beginning with the period ending March 31, 2014, (5) must meet certain liquidity thresholds for borrowings and repayments and (6) must meet certain conditions precedent for borrowings. In addition, the Caterpillar equipment financing facility requires us to maintain compliance with the financial covenants in our revolving credit facility through completion of the Mt. Milligan project.  These restrictions will be particularly burdensome through 2012 and 2013, during which period we expect that our capital expenditures for the Mt. Milligan project will be high and our cash flow from operations will not yet benefit from production at Mt. Milligan.  While we were in compliance with all covenants in the revolving credit facility at September 30, 2012, our ability to maintain compliance with our financial covenants depends on our future operating performance, which may be impacted by events beyond our control.

In the event we are in breach of our financial covenants under our revolving credit facility, the lenders under the revolving credit facility could refuse to lend additional funds to us or declare an event of default and accelerate the repayment of any outstanding borrowings under the revolving credit facility, and the lender under the Caterpillar equipment financing facility could (1) terminate the lease by us of equipment purchased by the lender and leased to us pursuant to the facility; (2) terminate the lender’s obligation to purchase additional equipment and lease such equipment to us pursuant to the terms of the facility; (3) accelerate the payment of all lease payments unpaid under the facility, together with default interest; (4) accelerate the payment of the balance of the purchase price for equipment, which would have been due and payable from the date of termination; and (5) foreclose on the equipment purchased and leased under the facility and apply the proceeds from the sale of such equipment to any shortfall in the payment by us of amounts due to the lender under the facility. If we were to default under our revolving credit facility or the Caterpillar equipment financing facility, we may not have sufficient assets to repay such indebtedness upon a default or have access to sufficient alternative sources of funds to the extent that borrowings under the revolving credit facility would be restricted. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding against us or collection proceedings with respect to our assets, all of which secure our indebtedness under the revolving credit facility, including the equipment purchased by the lender and leased to us under the Caterpillar equipment financing facility, which secures our indebtedness under such facility.

A default under the revolving credit facility would trigger cross defaults to the Caterpillar equipment financing facility and could also trigger cross defaults to our agreement with Royal Gold, to the indentures governing our senior unsecured notes and other material agreements.  In the event of a default under our agreement with Royal Gold, Royal Gold could require us to repay the amounts Royal Gold has invested in the Mt. Milligan project, which totaled $574.6 million as of September 30, 2012.  In the event of a default under the indentures governing our 2018 Notes and 2019 Notes, the trustee or holders of at least 25% in principal of the outstanding 2018 Notes or 2019 Notes, as applicable, may declare the principal, premium, if any, and accrued and unpaid interest on the notes to be immediately due and payable.  Our inability to maintain compliance with our financial covenants could have a material adverse effect on our business and financial condition, potentially resulting in our insolvency.

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

Item 5.  Other Information.

Sixth Amendment to Credit Agreement

On November 2, 2012, we executed a sixth amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment allows us to issue up to an additional $50 million in letters of credit outside the revolving credit facility secured by cash and cash equivalents.

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

4.4

Indenture, dated May 11, 2012, between TCM and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to TCM’s Current Report on Form 8-K filed with the SEC on May 7, 2012).

4.5

First Supplemental Indenture dated May 11, 2012 among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to TCM’s Current Report on Form 8-K filed with the

Exhibit Number	Description
SEC on May 7, 2012).
4.6

Second Supplemental Indenture, dated May 11, 2012, among TCM, certain subsidiaries of TCM, as guarantors, Wells Fargo Bank, National Association, as U.S. trustee, and Valiant Trust Company, as Canadian trustee (incorporated by reference to Exhibit 4.3 to TCM’s Current Report on Form 8-K filed with the SEC on May 7, 2012).

4.7

Third Supplemental Indenture, dated May 11, 2012, among TCM, Wells Fargo Bank, National Association, as U.S. trustee, and Valiant Trust Company, as Canadian trustee (incorporated by reference to Exhibit 4.4 to TCM’s Current Report on Form 8-K filed with the SEC on May 7, 2012).

4.8

Purchase Contract Agreement, dated May 11, 2012, among TCM, Wells Fargo Bank, as U.S. trustee, Valiant Trust Company, as Canadian trustee, and Wells Fargo Bank, National Association, as purchase contract agent and attorney-in-fact for the purchase contracts (incorporated by reference to Exhibit 4.5 to TCM’s Current Report on Form 8-K filed with the SEC on May 7, 2012).

*4.9	Fourth Supplemental Indenture, dated June 21, 2012, among TCM, Wells Fargo Bank, National Association, as U.S. trustee, and Valiant Trust Company, as Canadian trustee.
** *10.1	Copper Concentrate Sales Agreement, dated August 13, 2012, among Terrane Metals Corp., TCM and Glencore Ltd.
10.2

Fifth Amendment to Credit Agreement, dated August 10, 2012, among TCM, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TCM’s Current Report on Form 8-K filed with the SEC on August 13, 2012).

*10.3	Sixth Amendment to Credit Agreement, dated November 2, 2012, among TCM, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto.
*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*95	Mine Safety Disclosures.
101

The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.†

*              Filed herewith.

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

THOMPSON CREEK METALS COMPANY INC.
Registrant

November 9, 2012	/s/ Kevin Loughrey
Date	KEVIN LOUGHREY,
Chairman, Chief Executive Officer and Director

November 9, 2012	/s/ Pamela L. Saxton
Date	PAMELA L. SAXTON,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)