Form 10-K
period 2012-12-31
Thompson Creek Metals CO Inc.
filed 2013-02-25
CIK 1415020

Use these links to rapidly review the document
TABLE OF CONTENTS1
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-33783
THOMPSON CREEK METALS COMPANY INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	98-0583591 (I.R.S. Employer Identification No.)
26 West Dry Creek Circle, Suite 810, Littleton, CO (Address of principal executive offices)	80120 (Zip code)
(303) 761-8801
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, no par value	New York Stock Exchange
Tangible Equity Units	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
As of February 22, 2013, there were 169,872,817 shares of the registrant's common stock, no par value, outstanding.
As of June 30, 2012, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common equity held by non-affiliates was approximately $550 million, based on the closing price of the registrant's common stock on such date as reported on the New York Stock Exchange. For purposes of this calculation, shares of common stock held by executive officers, directors and holders of greater than 10% of the registrant's outstanding common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2013 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2012.

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
Statement Regarding Forward-Looking Information
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and applicable Canadian securities legislation. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Items 1 and 2, Business and Properties, Item 1A, Risk Factors and Items 7 and 7A, Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure About Market Risk. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1A, Risk Factors and elsewhere in this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
ITEMS 1. AND 2.   BUSINESS AND PROPERTIES
GENERAL
We are a growing, diversified, North American mining company. We are a significant molybdenum supplier to the global steel and chemicals sectors. We also have substantial copper and gold reserves. Our principal operating properties are the Thompson Creek Mine, an open-pit molybdenum mine and concentrator in Idaho (the "TC Mine"), the Endako Mine, an open-pit molybdenum mine, concentrator and roaster in British Columbia (in which we own a 75% joint venture interest) (the "Endako Mine") and the Langeloth metallurgical facility in Pennsylvania (the "Langeloth Facility").
We are also in the process of constructing and developing our Mt. Milligan project in British Columbia, which will be an open-pit copper and gold mine and concentrator ("Mt. Milligan"). Mt. Milligan is designed to be a conventional truck-shovel open-pit mine with a 66,000 ton per day copper flotation processing plant with estimated average annual production over the life of the mine of 81 million pounds of copper and 194,500 ounces of gold, each in concentrate. Construction and development remain on schedule with commissioning and start-up expected to commence in the third quarter of 2013 and commercial production of copper and gold expected in the fourth quarter of 2013.
Our ore reserves are our principal assets. At December 31, 2012, consolidated proven and probable reserves for the TC Mine and for the Endako Mine totaled 515.9 million pounds of contained molybdenum, with 39% of these reserves from the TC Mine and 61% from the Endako Mine. The mineral reserves for the Endako Mine are stated on a 100% basis. We own 75% of the Endako Mine. The consolidated proven and probable reserve estimates for the TC Mine utilized a cut-off grade of 0.030% molybdenum ("Mo") and an average long-term molybdenum price of $12.00 per pound. The consolidated proven and probable reserve estimates for the Endako Mine utilized a cut-off grade of 0.021% Mo and a long-term molybdenum price of C$13.50 per pound or $12.00 per pound using an exchange rate of C$1.125/US$1.00. At December 31, 2012, the consolidated proven and probable reserve for Mt. Milligan totaled 2.1 billion pounds of contained copper and 6 million ounces of contained gold. The open-pit was optimized at a $4.10/ton net smelter return cut-off value and incorporates costs for milling, plant services, tailing services and general and administrative charges and at $1.60/lb copper, $690/oz gold and a 0.85 US$/C$ exchange rate.

We also have a copper, molybdenum and silver exploration property located in British Columbia (the "Berg property"), an underground molybdenum exploration property located in British Columbia (the "Davidson property") and a joint venture gold exploration project located in Nunavut, Canada (the "Maze Lake property").
Detailed information regarding our operations and planned exploration projects is found below. See the Glossary of Terms below for an explanation of mining terms used in this report.
We have three reportable segments: US Operations Molybdenum, Canadian Operations Molybdenum and Copper-Gold (Development). The US Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the TC Mine and the Langeloth Facility, as well as all roasting and sales of third-party purchased material. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Copper-Gold (Development) segment includes all development expenditures and development site administration from Mt. Milligan. See Note 24 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for information relating to our operating segments.
The following map sets forth the locations of our mines, development projects, metallurgical facility and corporate offices.

Mt. Milligan
Davidson
Berg
Vancouver Office
Endako Mine
Thompson Creek Mine
Headquarters
Maze Lake
CANADA
USA
Langeloth Metallurgical Facility
Operations
Construction & Development
Exploration Properties
Corporate Offices

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
MOLYBDENUM
Molybdenum is an industrial metal principally used for metallurgical applications as a ferro-alloy in steels where high strength, temperature-resistant or corrosion-resistant properties are sought. The addition of molybdenum enhances the strength, toughness and wear- and corrosion-resistance in steels when added as an alloy. Molybdenum is used in major industries including chemical and petro-chemical processing, oil and gas for drilling and pipelines, power generation, automotive and aerospace. Molybdenum is also widely used in non-metallurgical applications such as catalysts, lubricants, flame-retardants in plastics, water treatment and as a pigment. As a catalyst, molybdenum is used for de-sulfurization of petroleum, allowing high sulfur fuels to meet strict environmental regulations governing emissions. Molybdenum as a high-purity metal is also used in electronics such as flat-panel displays and heat sinks. First end-user segments for molybdenum include:

•	Construction steel—40%

•	Stainless steel—20%

•	Chemicals—14%

•	Tool and high-speed steel—10%

•	Cast iron—7%

•	Molybdenum metal—5%

•	Super alloys—4%
MOLYBDENUM SALES AND PRODUCTS
The world market for molybdenum consumption was 511 million pounds in 2011, increasing to 523 million pounds in 2012, both as estimated by CRU International. Over the same period, according to Platts Metals Week, the average price of molybdenum decreased from $15.49 per pound in 2011 to $12.74 per pound in 2012.
We currently source molybdenum from our two primary mines and from concentrates purchased from third-party by-product copper production. Our principal products are molybdic oxide (also known as roasted molybdenum concentrate) and ferromolybdenum. These two commodity products account for approximately 70% of our sales. Other products we produce include high soluble technical oxide, pure molybdenum tri-oxide and high purity molybdenum disulfide.
We have entered into a distributorship and sales agreement appointing our joint venture partner at the Endako Mine, Sojitz Moly Resources, Inc. ("Sojitz"), as our distributor in Asia for up to 20% of all molybdenum produced from the TC Mine for a period of ten years, commencing on January 1, 2007. These sales are made upon mutual agreement, at the prevailing market prices. The balance of the sales from the TC Mine is made directly to customers in the United States and throughout the world. These sales are primarily made pursuant to annual supply agreements for either fixed or variable volumes to be priced at the prevailing price upon delivery of the products. A smaller proportion of these sales are handled as spot sales against a purchase order for each transaction, based upon negotiated prices.
Production from the Endako Mine is sold primarily under annual supply contracts with customers who are steel, chemical and petroleum catalyst manufacturers. These annual contracts typically have fixed purchase volumes, with the sales price established by negotiated terms and conditions, referencing published molybdenum prices in various metal trade publications at or near the date of the molybdenum sale. The balance of the sales from the Endako Mine is sold on a spot sales basis, based upon negotiated prices. In 2012, sales to Sojitz totaled approximately $90.9 million (or 22.6% of consolidated revenue). No other customer accounted for more than 10% of consolidated revenue for 2012.
MOLYBDENUM PRICE HISTORY
The table below shows the high, low and average prices quoted in Platts Metals Week for molybdenum in U.S. dollars per pound for the last 10 years.

	Molybdenum (Dealer oxide Platts Metals Week)
Year	High	Low	Average
2003	$7.60	$3.28	$5.29
2004	33.25	7.20	16.20
2005	40.00	24.00	31.98
2006	28.40	20.50	24.75
2007	34.25	24.30	30.00
2008	34.00	8.25	28.94
2009	18.30	7.70	11.08
2010	18.60	11.75	15.72
2011	18.00	12.60	15.49
2012	14.78	10.90	12.74

The prices quoted in Platts Metals Week for the week of December 31, 2012 were $11.70 (high), $11.50 (low) and $11.60 (average) per pound of molybdenum for drummed oxide.
MOLYBDENUM PRODUCTS AND USES
The following chart sets forth the principal products and uses of molybdenum and indicates the products of our company.

MINE
ORE
MILLING
HIGH PERFORMANCE MOLYBDENUM DISULFIDE
MOLYBDENUM DISULFIDE CONCENTRATE
LUBRICATING OIL & GREASE ADDITIVES
ROASTING
TECHNICAL GRADE MOLYBDENUM OXIDE
SUBLIMATION
FERRO-MOLYBDENUM REDUCTION
CHEMICAL MANUFACTURING
PURE OXIDE
OXIDE POWDER, BRIQUETTES
FERRO-MOLYBDENUM
AMMONIUM MOLYBDATES
SODIUM MOLYBDATES
OTHER, CARBIDES, SILICIDES
CATALYSTS
PETRO-CHEMICAL
STAINLESS STEEL
ALLOY STEEL
TOOL & HIGH SPEED STEEL
CAST IRONS
FOUNDRIES & STEEL MILLS
CATALYSTS
PETRO-CHEMICAL
CORROSION INHIBITORS
AGRICULTURE MICRONUTRIENTS
PIGMENTS
SURFACE COATINGS
HEALTH MICRONUTRIENTS
CERAMICS
NANO-MATERIALS
REDUCTION
SMOKE SUPPRESSANTS
PIGMENTS
MO METAL
CALCINING
PURE OXIDE
SUPERALLOYS
LIGHTING PRODUCTS
ELECTRONICS
MOLYBDENUM METAL PRODUCTS
HIGH-TEMPERATURE APPLICATIONS
THOMPSON CREEK OPERATIONS

COPPER AND GOLD
Copper is a malleable and ductile metallic element that is an excellent conductor of heat and electricity as well as being corrosion-resistant and antimicrobial. Copper's end-use markets include construction, electrical applications, industrial machinery, transportation and consumer goods. A combination of mine production and recycled scrap material make up the annual copper supply. The key copper producing countries are Chile, Peru, the United States, Canada, Mexico, China, Australia, Indonesia and Zambia. Copper demand is closely associated with global industrial production.
Gold is a precious metal used primarily for fabrication of jewelry and electronics, among other things, or as an investment. The primary sources of gold supply are a combination of current mine production, recycled gold and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals. The key gold producing countries are China, Australia, the United States, Russia, South Africa, Peru, Canada, Ghana, Indonesia and Uzbekistan.

COPPER AND GOLD SALES
We have entered into three concentrate sales agreements for the sale of copper-gold concentrate produced at Mt. Milligan. Pursuant to these agreements, we agreed to sell an aggregate of approximately 85% of the copper-gold-silver concentrate produced at Mt. Milligan during 2013 and 2014 and an aggregate of approximately 120,000 dry metric tons in each of the two calendar years thereafter. Under one of the agreements, we have the option to sell to the counterparty, and the counterparty has the obligation to purchase from us, up to 40,000 dry metric tons of additional concentrate per year during each of 2015 and 2016. Pricing under these concentrate sales agreements will be determined by reference to specified published reference prices during the applicable quotation periods. Payment for the concentrate will be based on the price for the agreed copper, gold and silver content of the parcels delivered, less smelting and refining charges and certain other deductions, if applicable. The copper smelting and refining charges will be negotiated in good faith and agreed by the parties for each contract year based on terms generally acknowledged as industry benchmark terms. The gold and silver refining charges are as specified in the agreements.
COPPER PRICE HISTORY
Copper is an internationally traded commodity, and its prices are determined by the major metals exchanges—the London Metals Exchange (“LME”), the Shanghai Futures Exchange and the New York Mercantile Exchange. Prices on these exchanges generally reflect the worldwide balance of copper supply and demand and can be volatile and cyclical.
The following table shows the high, low and average daily LME spot copper prices in U.S. dollars per pound over the past ten years:

Year	High	Low	Average
2003	$1.05	$0.70	$0.81
2004	1.49	1.06	1.30
2005	2.11	1.39	1.67
2006	3.99	2.05	3.05
2007	3.76	2.40	3.23
2008	4.07	1.25	3.15
2009	3.33	1.38	2.34
2010	4.42	2.76	3.42
2011	4.62	3.05	4.00
2012	3.96	3.30	3.61
GOLD PRICE HISTORY
The price of gold is volatile and is affected by numerous factors, all of which are beyond our control. These factors include the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies, changes in global and regional gold demand and the political and economic conditions throughout the world.

The following table presents the high, low and average London P.M. fixed prices for gold per ounce on the London Bullion Market in U.S. dollars over the past ten years:

Year	High	Low	Average
2003	$416	$320	$363
2004	454	375	410
2005	537	411	445
2006	725	525	604
2007	841	608	695
2008	1,011	713	872
2009	1,213	810	972
2010	1,421	1,058	1,225
2011	1,895	1,319	1,572
2012	1,792	1,540	1,669
MINERAL RESERVES
Our proven and probable mineral reserves have been estimated in accordance with the definitions of such terms adopted by the Canadian Institute of Mining, Metallurgy and Petroleum ("CIM") and incorporated in National Instrument 43-101 ("NI 43-101") by Canadian securities regulatory authorities. Technical reports have been filed regarding the disclosure of mineral reserves for our material properties as required by NI 43-101; namely the TC Mine, the Endako Mine and Mt. Milligan. The proven and probable mineral reserves are those tonnages contained within economically optimized pits, configured using current and predicted mining and processing methods and related operating costs and performance parameters. Mineral reserve estimates reflect our reasonable expectation that all necessary permits and approvals will be obtained and maintained. We believe that our proven and probable mineral reserves are equivalent to proven and probable reserves as defined by the Securities and Exchange Commission's (the "SEC") Industry Guide 7. See the Glossary of Terms below for an explanation of mining terms used in this report.
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
The following table sets forth the estimated molybdenum mineral reserves for the TC Mine and the Endako Mine as of December 31, 2012:
Proven and Probable Molybdenum Reserves at December 31, 2012

Mine	Category	Tons	Molybdenum grade	Contained molybdenum
		(millions)	(%Mo)	(millions of pounds)
TC Mine(1)	Proven—Mine	67.0	0.083	110.7
	Proven—Stockpile	5.1	0.065	6.6
	Probable—Mine	62.8	0.068	86.0
	Proven + Probable	134.9	0.075	203.3
Endako Mine(2)	Proven—Mine	128.3	0.049	124.7
	Proven—Stockpile	33.4	0.041	27.3
	Probable—Mine	158.8	0.046	148.1
	Probable—Stockpile	16.1	0.039	12.5
	Proven + Probable	336.6	0.046	312.6
Total	Proven			269.3
	Probable			246.6
	Proven + Probable			515.9

_______________________________________________________________________________

(1)
The mineral reserve estimate for the TC Mine was prepared by the TC Mine staff and reviewed and verified by Bruce Parker, P.E., Mine Manager of the TC Mine, who is a Qualified Person under NI 43-101. Data verification and block model assembly was completed by Michael J. Lechner of Resource Modeling Inc. The mineral reserve estimate at the TC Mine utilized a cut-off grade of 0.030% molybdenum ("Mo") and an average long-term molybdenum price of $12.00 per pound.

(2)
The mineral reserve estimate for the Endako Mine was prepared by the Endako Mine staff and reviewed and verified by Bob Jedrzejczak, P. Eng, Mine Superintendent of the Endako Mine, who is a Qualified Person under NI 43-101. The mineral reserve is stated on a 100% basis; we own 75% of the Endako Mine. The mineral reserve estimate for the Endako Mine utilized a cut-off grade of 0.021% Mo and a long-term molybdenum price of C$13.50 per pound (which equates to $12.00 per pound at an exchange rate of C$1.125/US$1.00).

The following tables set forth the estimated copper and gold mineral reserves for Mt. Milligan as of December 31, 2012:
Proven and Probable Copper Mineral Reserves at December 31, 2012(1)

Property	Category	Tons	Copper grade	Contained copper
		(millions)	(%Cu)	(millions of pounds)
Mt. Milligan	Proven—Mine	302.7	0.210	1,273
	Probable	229.1	0.187	851
	Proven + Probable	531.8	0.200	2,124
Total	Proven			1,273
	Probable			851
	Proven + Probable			2,124
Proven and Probable Gold Mineral Reserves at December 31, 2012(1)

Property	Category	Tons	Gold grade	Contained gold
		(millions)	(ounces per ton)	(millions of ounces)
Mt. Milligan	Proven—Mine	302.7	0.013	3.87
	Probable	229.1	0.009	2.16
	Proven + Probable	531.8	0.011	6.03
Total	Proven			3.87
	Probable			2.16
	Proven + Probable			6.03
_______________________________________________________________________________

(1)
The mineral reserve estimates for Mt. Milligan were prepared by Herbert E. Welhener, MMSA-QPM of IMC, who is a Qualified Person under NI 43-101. The open-pit was optimized at a $4.10/t NSR cut-off value and incorporates costs for milling, plant services, tailing services and general and administrative charges and at $1.60/lb copper, $690/oz gold and 0.85 U.S.$/C$ exchange rate. The mineral reserve estimates are included in a NI 43-101 technical report prepared for our wholly owned subsidiary, Terrane, entitled "Technical Report—Feasibility Update Mt. Milligan Property—Northern BC" dated October 13, 2009 and filed on SEDAR on October 13, 2011.

Reconciliation of Year-End 2012 and 2011 Proven and Probable Molybdenum Mineral Reserves(1)

	Contained molybdenum	Pounds
	(millions of pounds)	(% of opening)
December 31, 2011	524.8	100%
Depletion(2)	(38.8)	(7)%
Revisions and additions(3)	29.9	6%
December 31, 2012	515.9	98%
_______________________________________________________________________________

(1)
The depletion and revisions and additions figures incorporated in the table above were prepared by TC Mine and Endako Mine staff personnel and reviewed and verified by by Bruce Parker, P.E., Mine Manager of the TC Mine and Bob Jedrzejczak, P. Eng, Mine Superintendent of the Endako Mine, each of whom is a Qualified Person under NI 43-101.

(2)	Depletion of mineral reserves reflects both removal of in-situ pit reserves and drawdown of stockpile reserves.

(3)	Revisions and additions reflect changes due to model updates and optimizations, and conversions of waste stockpiles to stockpile reserves as a result of drill sampling at the Endako Mine in 2012.
Reconciliation of Mineral Reserves Under NI 43-101 and Under SEC Industry Guide 7
As mineral reserves are reported under both NI 43-101 and SEC Industry Guide 7 standards, it is possible for mineral reserve figures to vary between the two standards due to the differences in reporting requirements under each standard. For example, NI 43-101 has a minimum requirement that mineral reserves be supported by a pre-feasibility study, whereas SEC Industry Guide 7 requires support from a detailed feasibility study that demonstrates that economic extraction is justified.
For our mineral reserves at December 31, 2012, there is no difference between the mineral reserves as disclosed under NI 43-101 and those disclosed under SEC Industry Guide 7, and therefore no reconciliation is provided.
NON-RESERVES—MEASURED AND INDICATED MINERAL RESOURCES
Cautionary note to U.S. investors concerning estimates of measured and indicated mineral resources
This section uses the terms "measured mineral resources" and "indicated mineral resources." We advise U.S. investors that, while those terms are recognized and required by Canadian regulations, the SEC does not recognize them. U.S. investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.
The measured and indicated mineral resources which are reported herein do not include that part of our mineral resources that have been converted to proven and probable mineral reserves as shown above. Measured and indicated mineral resources have been estimated in accordance with the definitions of such terms adopted by the CIM and incorporated in NI 43-101. We have filed technical reports regarding the disclosure of mineral resources for the TC Mine and the Endako Mine, Mt. Milligan, and the Berg property. Measured and indicated mineral resources are equivalent to mineralized material as such term is defined in SEC Industry Guide 7. See the Glossary of Terms below for an explanation of mining terms used in this report.
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
The following tables summarize our estimated non-reserves—measured and indicated mineral resources at December 31, 2012:
Measured and Indicated Molybdenum Mineral Resources at December 31, 2012

	Measured		Indicated		Measured & indicated
Property	Tons	Molybdenum grade	Tons	Molybdenum grade	Tons	Molybdenum grade
	(millions)	(%)	(millions)	(%)	(millions)	(%)
TC Mine(1)	23.4	0.045	31.5	0.051	54.9	0.048
Endako Mine(2)	19.2	0.038	40.3	0.038	59.5	0.038
Berg Property(3)	58.8	0.030	499.0	0.038	557.8	0.037
Total 2012	101.4	0.032	570.8	0.038	672.2	0.037

Measured and Indicated Copper Mineral Resources at December 31, 2012

	Measured		Indicated		Measured & indicated
Property	Tons	Copper grade	Tons	Copper grade	Tons	Copper grade
	(millions)	(%)	(millions)	(%)	(millions)	(%)
Mt. Milligan(4)	66.1	0.14	181.1	0.15	247.2	0.15
Berg Property(3)	58.8	0.48	499.0	0.28	557.8	0.30
Total 2012	124.9	0.30	680.1	0.24	805.0	0.25
Measured and Indicated Gold Mineral Resources at December 31, 2012

	Measured		Indicated		Measured & indicated
Property	Tons	Gold grade	Tons	Gold grade	Tons	Gold grade
	(millions)	(opt)	(millions)	(oz/ton)	(millions)	(oz/ton)
Mt. Milligan(4)	66.1	0.006	181.1	0.006	247.2	0.006
Measured and Indicated Silver Mineral Resources at December 31, 2012

	Measured		Indicated		Measured & indicated
Property	Tons	Silver grade	Tons	Silver grade	Tons	Silver grade
	(millions)	(oz/ton)	(millions)	(oz/ton)	(millions)	(oz/ton)
Berg Property(4)	58.8	0.131	499.0	0.108	557.8	0.110
_______________________________________________________________________________

(1)
The mineral resource estimate for the TC Mine was prepared by the TC Mine staff and reviewed and verified by Bruce Parker, P.E., Mine Manager of the TC Mine, who is a Qualified Person under NI 43-101. The mineral resource estimate for the TC Mine utilized a cut-off grade of 0.020% Mo and an average long-term molybdenum price of $15.00 per pound.

(2)
The mineral resource estimate for the Endako Mine was prepared by the Endako Mine staff and reviewed and verified by Bob Jedrzejczak, P. Eng, Mine Superintendent of the Endako Mine, who is a Qualified Person under NI 43-101. The mineral reserve is stated on a 100% basis; we own 75% of the Endako Mine. The mineral resource estimate for the Endako Mine was prepared using optimized pit shells at a molybdenum price of C$16.50 per pound (which equates to $15.00 per pound at an exchange rate of C$1.10/US$1.00). The mineral resource estimate for the Endako Mine utilized a cut-off grade of 0.018% Mo.

(3)
The mineral resource estimate for the Berg property was prepared by Darin Labrenz, P.Geo, our former Director of Exploration, who is a Qualified Person under NI 43-101. The mineral resource estimate for the Berg property was prepared using a 0.30% copper equivalent cut-off, with copper equivalency defined using metal prices of $1.60/lb copper, $10/lb molybdenum, and $10/oz silver, taking into account metallurgical recoveries. Resources are reported to a maximum depth of 450 meters (1,476.38 feet) below surface. The mineral resource estimate for the Berg property is reflected in a NI 43-101 technical report prepared for our wholly owned subsidiary Terrane, entitled, "2009 Mineral Resource Estimate on the Berg Copper Molybdenum Silver Property, Tahtsa Range, British Columbia" dated June 26, 2009 and filed on SEDAR on October 13, 2011.

(4)
The mineral resource estimate for Mt. Milligan was prepared by Herbert E. Welhener, MMSA-QPM of IMC, who is a Qualified Person under NI 43-101. The mineral resource estimate for Mt. Milligan was prepared using optimized pit shells at a $4.10/t NSR cut-off value and incorporates costing for milling, plant services, tailing services and general and administrative charges and at $2.00/lb copper, $800/oz gold and using an exchange rate of C$1.00/US$0.85. The mineral resource estimate for Mt. Milligan is reflected in a NI 43-101 technical report prepared for our wholly owned subsidiary, Terrane, entitled "Technical Report—Feasibility Update Mt. Milligan Property—Northern BC" and dated October 13, 2009 and filed on SEDAR on October 13, 2011.

NON-RESERVES—INFERRED MINERAL RESOURCES
Cautionary note to U.S. investors concerning estimates of inferred mineral resources

This section uses the term "inferred mineral resources." We advise U.S. investors that while this term is recognized and required by Canadian regulations, the SEC does not recognize it. "Inferred mineral resources" have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of inferred mineral resources will ever be converted into mineral reserves. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. U.S. investors are cautioned not to assume that part or all of the inferred mineral resources exists, or is economically or legally mineable.
Inferred mineral resources have been estimated in accordance with the definitions of such terms adopted by the CIM and incorporated in NI 43-101. We have filed technical reports regarding the disclosure of mineral resources for the TC Mine and the Endako Mine, Mt. Milligan, and the Berg property. See the Glossary of Terms below for an explanation of mining terms used in this report.
The following tables summarize estimated non-reserves—inferred mineral resources as of December 31, 2012:
Inferred Mineral Resources—Molybdenum

Property	Tons	Molybdenum grade
	(millions)	(%)
TC Mine(1)	2.6	0.043
Endako Mine(2)	28.8	0.041
Berg Property(3)	159.4	0.033
Inferred Mineral Resources—Copper

Property	Tons	Copper grade
	(millions)	(%)
Mt. Milligan(4)	22.6	0.15
Berg Property(3)	159.4	0.23
Inferred Mineral Resources—Gold

Property	Tons	Gold grade
	(millions)	(opt)
Mt. Milligan(4)	22.6	0.006
Inferred Mineral Resources—Silver

Property	Tons	Silver grade
	(millions)	(opt)
Berg Property(3)	159.4	0.073
_______________________________________________________________________________

(1)
The inferred mineral resource estimate for the TC Mine was prepared by the TC Mine staff and reviewed and verified by Bruce Parker, P.E., Mine Manager of the TC Mine, who is a Qualified Person under NI 43-101. The inferred mineral resource estimate at the TC Mine utilized a cut-off grade of 0.020% Mo and an average long-term molybdenum price of $15.00 per pound.

(2)
The mineral resource estimate for the Endako Mine was prepared by the Endako Mine staff and reviewed and verified by Bob Jedrzejczak, P. Eng, Mine Superintendent of the Endako Mine, who is a Qualified Person under NI 43-101. The mineral reserve is stated on a 100% basis; we own 75% of the Endako Mine. The Inferred Mineral Resource estimate for the Endako Mine was prepared using optimized pit shells at a molybdenum price of C$16.50 per pound (which equates to $15.00 per pound at an exchange rate of C$1.10/US$1.00). The inferred mineral resource estimate at the Endako Mine utilized a cut-off grade of 0.021% for material within the reserve geometry and 0.018% outside of the reserve geometry.

(3)
The inferred mineral resource estimate for the Berg property was prepared by Darin Labrenz, P.Geo, our former Director of Exploration, who is a Qualified Person under NI 43-101. The inferred mineral resource estimate for the

Berg property is reported using a 0.30% copper equivalent cut-off, with copper equivalency defined using metal prices of $1.60/lb copper, $10/lb molybdenum, and $10/oz silver, taking into account metallurgical recoveries. Resources are reported to a maximum depth of 450 meters (1,476.38 feet) below surface. The inferred mineral resource estimate for the Berg property is reflected in a NI 43-101 technical report prepared for our wholly owned subsidiary, Terrane, entitled "2009 Mineral Resource Estimate on the Berg Copper-Molybdenum-Silver Property, Tahtsa Range, British Columbia" dated June 26, 2009 and filed on SEDAR on October 13, 2011.

(4)
The inferred mineral resource estimate for Mt. Milligan was prepared by Herbert E. Welhener, MMSA-QPM of IMC, who is a Qualified Person under NI 43-101. The inferred mineral resource estimate for Mt. Milligan was prepared using optimized pit shells at a $4.10/t NSR cut-off value and incorporates costing for milling, plant services, tailing services and general and administrative charges and at $2.00/lb copper, $800/oz gold and using an exchange rate of C$1.00/US$0.85. The inferred mineral resource estimate for Mt. Milligan is reflected in a NI 43-101 technical report prepared for our wholly owned subsidiary, Terrane, entitled "Technical Report—Feasibility Update Mt. Milligan Property—Northern BC" and dated October 13, 2009 and filed on SEDAR on October 13, 2011.

MINES
The following tables set out certain operating and production data for each of the periods indicated:
Summary operating data

	Years ended December 31,
	2012	2011	2010	2009	2008
Mined (000's ore tons)
TC Mine	13,698	7,610	10,343	7,174	11,860
Endako Mine (75%)	7,450	12,623	10,342	8,226	11,039
Total Mined	21,148	20,233	20,685	15,400	22,899
Milled (000's tons)
TC Mine Material	10,258	10,398	10,128	7,591	10,063
Endako Mine (75%)	12,162	8,806	8,413	8,068	8,902
Total Milled	22,420	19,204	18,541	15,659	18,965
Summary production data

	Years ended December 31,
	2012	2011	2010	2009	2008
Mined (000's lb)
TC Mine	16,238	21,368	25,071	17,813	16,765
Endako Mine (75%)	6,191	6,977	7,506	7,447	9,280
Total Mined Production(1)	22,429	28,345	32,577	25,260	26,045
Cash cost ($/lb produced)
TC Mine	$8.06	$6.66	$5.20	$5.72	$7.75
Endako Mine (75%)	$15.42	$11.86	$8.89	$6.13	$7.15
Total average cash cost ($/lb produced)(2)	$10.09	$7.94	$6.07	$5.84	$7.54
Processed (000's lb)
Langeloth Facility:
Molybdenum Sold from Purchased Product	10,542	8,245	7,855	4,683	10,681
Toll Roasted and Upgraded Molybdenum Processed	6,296	7,071	5,703	3,841	5,262
Roasted Metal Products Processed	12,153	17,090	18,334	10,030	23,170
_______________________________________________________________________________

(1)
Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide ("HPM")from our share of production from the mines but excludes molybdenum processed from purchased products.

(2)
Weighted-average of the TC Mine and the Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and commissioning and start-up costs for the Endako mill. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility.

Properties net book value
At December 31, 2012, net book values of our properties were as follows:

Property	Net book value
(US$ millions)
TC Mine	$188.3
Endako	189.5
Mt. Milligan	2,007.1
Berg property	40.0
Maze Lake property	3.1
Howards Pass property	8.6
Langeloth Facility	97.2
Davidson property	0.2
Corporate and other	4.9
Total	$2,538.9
Following are descriptions of our mining operations.
Thompson Creek Mine (TC Mine)
The TC Mine is an open-pit molybdenum mine and concentrator located approximately 30 miles southwest of the town of Challis, Idaho. The TC Mine is accessible by commercial air carrier into Idaho Falls, Sun Valley and Boise, Idaho. Vehicle access to the mine is available by highway and gravel roads from each of these cities.
The TC Mine land holdings are comprised of 1,589 patented and unpatented lode, mill site and placer claims along with fee owned property totaling approximately 24,600 acres. All current ore reserves are located on patented mineral claims and are not expected to be subject to any U.S. federal government royalties that may be enacted in the future. Approximately 50% of the mineral claims are located within the boundaries of the Salmon-Challis National Forest, with the remaining 50% located within the perimeter of land managed by the United States Bureau of Land Management. The current fee to the Bureau of Land Management to maintain the unpatented claims is approximately $150,000 annually and the fees for the current assessment year have been paid. We also paid state and county property taxes of $809,000 in 2012. Currently there is no mining taking place on property that requires the payment of a royalty.
The TC Mine operation consists of an open-pit mine, ore crusher and conveyer system, mill and concentrator, tailings and containment dam and support facilities. Open-pit mining began at the TC Mine in 1983. Material mined from the TC Mine is treated at a processing plant on site, and concentrate material is transported to the Langeloth Facility (described below). Electric power is provided to the site by the Salmon River Electric Co-op through a 24.7 mile 230 kV power line to the South Butte Substation, then by a 2.6 mile 69 kV line to the mill site. Both of these lines are owned by the TC Mine. Fresh water for the TC Mine is pumped from the Salmon River.
In an effort to reduce costs at the TC Mine, given recent declines in molybdenum prices and projected operating costs at the TC Mine for 2015 and thereafter, in October 2012, we suspended waste stripping activity associated with the next phase of production at the TC Mine, referred to as Phase 8. We expect this revision to the mine plan to defer approximately $100 million in operating costs and $8 - $9 million in capital expenditures through the end of 2014. Mining operations and production are expected to continue as planned through 2014 in the current Phase 7 of the mine. We also expect to preserve the assets at the TC

Mine to enable us to restart waste stripping of Phase 8 of the mine plan when market conditions warrant. If waste stripping has not recommenced by 2015, we expect that the mine would be placed on care and maintenance at such time.
History
The TC Mine deposit was discovered in 1968 by Cyprus Minerals Corporation ("Cyprus"). Surface exploration, diamond and reverse circulation were done by Cyprus. Cyprus started construction of the mine in 1981, with full production beginning in 1983 and continuing until 1992 when operations were suspended due to depressed molybdenum prices. In 1993, we purchased the mine and resumed operations in 1994, which have continued to the present. The mine operated continuously from 1994 through the present, however, production was reduced during 2008 and 2009 due to reduced demand for molybdenum during that period.
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
Molybdenum mineralization in the deposit is hosted in the TC Mine intrusive complex, a composite granodiorite-quartz monzonite stock of Cretaceous age. The stock intruded carbonaceous and locally limy argillite of the Mississippian Copper Basin Formation. Where it is in contact with the intrusive complex, the argillite has been contact-metamorphosed to hornfels and locally to tactite. The intrusive and sedimentary rocks are unconformably overlain by the Eocene Challis Volcanics, a post-mineral sequence of andesite to rhyodacite tuffs, flows and agglomerates. Locally, the volcanic cover is up to 1,000 feet thick. These volcanic rocks fill valleys and depressions in the paleotopography around the TC Mine site.
Exploration
The 2012 exploration activities at the TC Mine consisted of surface mapping and rock sampling within the mine boundary but outside of the current mine infrastructure, site identification of exploration drill targets within the Bruno Creek drainage and permit filings with the United States Forest Service in preparation for future exploration drill sites. Exploration activities involving a prospect outside of the mine boundary included the staking of 90 unpatented, federal lode mining claims over a prospective molybdenum occurrence along with surface mapping and rock sampling.
Exploration activities in 2013 are expected to be minimal and may include surface mapping and rock sampling on the unpatented mining claim staked in 2012.
Endako Mine
The Endako Mine is an open-pit molybdenum mine, concentrator and roaster located approximately 100 miles west of Prince George, British Columbia with an estimated mine life of approximately 16 years. The Endako Mine is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle west on a paved highway for 105 miles, then south on the Endako Mine road for an additional 6.8 miles. In March 2012, we completed the mill expansion project at the Endako Mine. The Endako mill expansion project included the construction of a new mill to replace the previous mill constructed in the 1960’s. The new mill is designed to process 55,000 tons of ore per day compared to 31,000 tons per day in the old mill. Commissioning of the new SAG/Ball mill and rougher flotation circuit was completed in January 2012, followed by the completion of the remaining construction work on the regrind circuit and the pebble crusher in March 2012. The previous 45-year old mill at the site has been shut down and is currently on care and maintenance.
The Endako Mine is operated as a joint venture (the "Endako Mine Joint Venture") between Thompson Creek Mining Ltd. ("TCML"), one of our subsidiaries, which holds a 75% interest, and Sojitz, which holds the remaining 25% interest. See "Endako Mine Joint Venture" below for further details regarding the Endako Mine Joint Venture. The property is currently comprised of a contiguous group of 68 mineral tenures containing 43 claims and 25 leases, covering approximately 24,159 acres. In addition, the Endako Mine Joint Venture holds surface rights to a portion of the mine site area. The mineral leases are subject to annual fees, and the mineral claims are subject to exploration expenditure obligations. We may choose to pay annual fees to the province in lieu of exploration expenditures. All mineral claims are in good standing, and expiry dates range from July 2021 to February 2023. We expect to renew such mineral claims in the ordinary course.
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
In an effort to reduce costs at the Endako Mine, given recent declines in molybdenum prices and projected operating costs at the Endako Mine,we ceased mining ore from the Denak West pit in the third quarter of 2012 and began exclusively processing stockpiled ore. We expect to mill approximately one-third of our existing stockpiled material through mid-2013. We currently plan to resume mining at the Endako Mine during the third quarter of 2013.
At the Endako Mine, we experienced lower-than-anticipated ore grades and recovery in 2012. In addition, in late December 2012 and thus far in 2013, we experienced and are experiencing water management issues at the Endako Mine associated with frozen water in the tailings pond. We have been unable to feed sufficient water from the tailings pond to the new mill on a consistent basis, which has negatively impacted the rate and level of throughput of mined material to the mill and thus our production of molybdenum. These issues led us to revise our operating plan for the Endako Mine for 2013 during the fourth quarter of 2012. As of the date of this report, we have made modifications to the piping of tailings to the pond and have instituted other tailings management procedures to address these issues and to ensure the availability of a sufficient supply of water to the mill for the future winter seasons beyond 2013. As discussed in detail in "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Overview," recent declines in molybdenum prices, together with the revised operating plan for Endako, resulted in a pre-tax non-cash write down of our share of the Endako property, plant, equipment and development assets of $530.5 million in the fourth quarter of 2012.
Endako Mine Joint Venture
The Endako Mine Joint Venture was formed on June 12, 1997 pursuant to the terms of the Exploration, Development and Mine Operating Agreement between TCML and Sojitz (the "Endako Mine Joint Venture Agreement"). We have been appointed manager of the Endako Mine Joint Venture with overall management responsibility for operations. As manager, we prepare annual budgets and production plans and submit them to Sojitz for approval. In the event Sojitz rejects any or all of a proposed budget or production plan, the parties are required to work to develop a mutually acceptable budget and production plan. As manager, we manage, direct and control the Endako Mine, provided that each of the following actions requires the approval of both us and Sojitz: (i) disposition of all or a substantial portion of the Endako Mine assets; (ii) contracts with affiliates over $500,000 or sales of product to our affiliates or affiliates of Sojitz; (iii) compensation for management of the business; (iv) modification of the Endako Mine Joint Venture Agreement; (v) any change in business purpose; (vi) any modifications or replacements to the production plan for the Endako Mine; (vii) investment in other companies; (viii) any borrowing by the joint venture or loan to any third party or any guarantee; (ix) changes in the manager, other than by reasons of default; and (x) except in the case of emergency or unexpected expenditures, a discretionary capital expenditure in excess of $1.0 million. Our and Sojitz's participating interests in the joint venture are currently 75% and 25%, respectively; those interests may be recalculated under certain circumstances set forth in the Endako Mine Joint Venture Agreement.
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
Exploration
No exploration activities were completed in 2012, and no exploration activities are planned for 2013, on the Endako Mine land tenure. In 2011, we entered into an option agreement with respect to certain land adjacent to the Endako Mine site. We terminated this option on October 15, 2012 due to less than favorable results identified by 2011 exploration drilling. In order to allow mining in the areas we refer to as the Denak West Extension and Casey Zone areas in 2013, we expect to complete a claim and lease survey and apply to the British Columbia Gold Commissioner requesting the conversion of 26 mining claims and partial mining claims to a lease.
DEVELOPMENT PROJECTS
Mt. Milligan
In October 2010, we acquired the Mt. Milligan project as part of the Terrane acquisition. We are currently in the process of constructing and developing the Mt. Milligan project located in British Columbia, which has been designed to be a conventional truck-shovel open-pit mine with a 66,000 ton per day copper flotation processing plant, with estimated average annual production of 81 million pounds of copper and 194,500 ounces of gold, each in concentrate, over the life of the mine. Construction and development of the Mt. Milligan project remained on schedule in 2012 with commissioning and start-up expected to commence in the third quarter of 2013, and commercial production of copper and gold expected in the fourth quarter of 2013. The mine at Mt. Milligan has an estimated life of approximately 22 years.
Mt. Milligan is located within the Omenica Mining Division in North Central British Columbia, approximately 96 miles northwest of Prince George, 53 miles north of Fort St. James and 59 miles west of Mackenzie. Mt. Milligan is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle from the east via Mackenzie on the Finlay Philip Forest Service Road and the North Philip Forest Service Road, and from the west via Fort St. James on the North Road and Rainbow Forest Service Road. Road travel to the Mt. Milligan property site is 482 miles from Prince Rupert and 158 miles from Prince George. The forestry-based communities of Mackenzie and Fort St. James are within daily commuting distance of the Mt. Milligan site, and both of these communities are serviced by rail. The infrastructure at Mt. Milligan includes a 66,000 tons per day concentrator, currently under construction, a tailings storage facility and reclaim water ponds, an administrative building and change house, a truckshop/warehouse, a first aid station, an emergency vehicle storage, a laboratory and sewage and water treatment facilities. The power supply is provided by a 57-mile hydroelectric power line.
Mt. Milligan includes 100 claims and one mining lease with a combined area of 114,339 acres. The single mining lease was issued to Terrane on September 9, 2009, expires on September 9, 2029, and requires lease payments of approximately $100,000, due annually on September 9. Mineral claims are subject to exploration expenditure obligations, or we may choose to pay annual fees to the province in lieu of exploration expenditures. All mineral claims are in good standing and expiry dates range from September 2013 to December 2013. We expect to renew such mineral claims in the ordinary course.
A 2% net smelter return royalty, commencing in the third year of commercial production, is payable to a previous owner of the property. The royalty holder, H.R.S. Resources Corp. (successor in interest to Richard Haslinger), has the right to receive annual advances of C$20,000, first payable on or before December 31, 1994, and on each anniversary after the first advance until the commencement of commercial production, which payments have been maintained. We have a right of first refusal on any proposed disposition of the net smelter return royalty by H.R.S. Resources Corp.
We have also agreed to make certain payments to a First Nation over the course of the life of mine. We do not consider the amounts of these payments to be material to our business. The terms of the agreement under which we have agreed to make these payments are confidential.

In October 2010, in connection with the Terrane acquisition, we entered into a purchase and sale agreement with a subsidiary of Royal Gold, Inc. ("Royal Gold") that provided for, among other things, the purchase by Royal Gold of 25% of the refined gold production from Mt. Milligan for a total payment of $311.5 million. In December 2011, we entered into an amended and restated gold stream agreement with Royal Gold, Inc., further amended in August 2012, pursuant to which Royal Gold now has the right to purchase an aggregate of 52.25% of the refined ounces of gold produced from Mt. Milligan for an aggregate investment in the project by Royal Gold of $781.5 million, plus the lower of $435 per ounce or the prevailing market rate when the gold is delivered (the "Gold Stream Arrangement"). See Note 11 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for more information regarding the Gold Stream Arrangement.
History
Limited exploration activity on Mt. Milligan was first recorded in 1937. In 1984, prospector Richard Haslinger and BP Resources Canada Limited located claims on the site. In 1986, Lincoln Resources Inc. ("Lincoln") optioned the claims and in 1987 completed a diamond drilling program that led to the discovery of significant copper-gold mineralization. In 1991, Placer acquired Lincoln's interest in the Mt. Milligan property, resumed exploration drilling, completed a pre-feasibility study and applied for provincial and federal approvals to develop the project. These approvals expired in 2003. Barrick Gold Corporation purchased Placer in 2006 and sold its Canadian assets to Goldcorp Inc., which then in turn sold its interest in the Mt. Milligan project to Atlas Cromwell. Atlas Cromwell then changed its name to Terrane Metals Corp. In October 2010, we acquired Terrane and the Mt. Milligan project.
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
Exploration
An 18,339-ft core drilling program was completed in 2011 to follow-up previous holes drilled into the footwall of the WBX and other stocks, where potential Au-Cu mineralization was indicated at depth. A total of eight holes were drilled, testing primarily for down-faulted blocks of mineralized rock below the western portion of the current deposit and pit limits. An additional 2,845 feet of core was drilled in ten holes to provide new samples for metallurgical test work. A minimum of six holes for approximately 13,000 feet are designed to further delineate the mineralized zones below the current pit limits. There was no exploration activity at Mt. Milligan in 2012 and there is no exploration activity planned for 2013.
EXPLORATION PROPERTIES
Berg Property
In October 2010, we acquired the Berg property as part of the Terrane acquisition. The Berg property is a copper, molybdenum, and silver exploration property that is located in the Omineca Mining Division within the Tahtsa Ranges of west-central British Columbia, approximately 52 miles southwest of Houston and 14 miles northwest of the Huckleberry Mine. The Berg property is comprised of 112 mineral claims and one mining lease centered at 53° 48' North Latitude and 127° 26' West Longitude for a total of approximately 110,000 acres. The estimated mineralized material for the Berg property is 557.8 million tons at a grade of 0.037% (Mo), 0.30% (Cu) and 0.110% (Ag).
The Berg property is 100% owned by us with a 1% net smelter return royalty to Royal Gold on eight of the mineral claims, including those which host the deposit on the Berg property. All mineral claims are in good standing and good to dates ranging from August 2013 to November 2021. Mineral claims are subject to exploration expenditure obligations, or we may choose to pay annual fees to the province in lieu of exploration expenditures. We expect to renew such mineral claims in the ordinary course.
Drilling on the property was initiated by Kennecott in 1965, and this led to the delineation of two main mineralized zones. In 1972, exploration and development of the Berg property were taken over by another owner under agreement with Kennecott, and by 1980, a total of 119 diamond drill holes for 66,036 feet had been completed on the Berg property. In 2007 and 2008, Terrane carried out aggressive diamond drill programs totaling 75,290 feet in 60 holes designed to confirm the results of previous work and define the resource with infill and step-out drilling, particularly below the historic resource, and provide fresh material for metallurgical test work. In 2011, we commissioned additional exploration and drilling delineation to support an advanced scoping study. The 2011 drilling program included 10,678 meters of drilling (35,024 feet). In 2012 no new drilling or field investigations were completed, however, we continued to maintain environmental baseline monitoring programs that were previously in progress. In 2013, existing environmental monitoring programs will continue with no additional drilling or field work planned.
Davidson Property
The Davidson property is located on the east flank of Hudson Bay Mountain, approximately 6 miles northwest of Smithers in west-central British Columbia. Molybdenum was first discovered at Davidson in 1944. There have been several estimates of mineralized material completed over the years, all with similar results. The estimated mineralized material for the Davidson property is 85.1 million tons of molybdenum at a grade of 0.169% Mo at a cut-off grade of 0.12% Mo.
We hold our interest in the Davidson property pursuant to the terms of a vending agreement whereby we have agreed to make annual cash payments tied to the price of molybdenum to the holders of the mineral leases and claims comprising the Davidson property, and have agreed to grant such holders a royalty interest in the property once it is in commercial production. Pursuant to the terms of such vending agreement, title to the Davidson property will not be transferred to us until commercial production has commenced or all financing is in place to build a mine capable of mining at least 500,000 metric tons (or approximately 551,000 tons) per year and transfer of title is a necessary condition to the advance of such financing. We are also responsible for all payments necessary to keep the Davidson property in good standing on an ongoing basis. We hold our interest in the Davidson property through our wholly-owned subsidiary, Blue Pearl Mining Inc.
The Davidson property is an early-stage exploration property and we have deferred further work on this property until an evaluation of the Berg property is completed.
Maze Lake Property
The Maze Lake property is an early-stage gold exploration project, located in the Kivalliq District of Nunavut in Canada, 56 miles southwest of Rankin Inlet and 28 miles west of Whale Cove, both on Hudson Bay which was acquired by Terrane following the discovery of a 18 mile long gold train was identified by regional till sampling in 2000. The Maze Lake property consists of three Inuit Owned Lands Mineral Exploration Agreements with a total area of 30,663 acres.
On May 15, 2008, Terrane formed a joint venture (the "MLJV") with Laurentian Goldfields Ltd. Upon formation of the MLJV, Terrane contributed its Maze Lake mining interests to the MLJV in return for a 43% interest in the MLJV. We acquired Terrane's interest in the MLJV in October 2010 as part of the Terrane acquisition. The Maze Lake property is operated through the MLJV under which the joint venture participants are bound by a contractual agreement establishing joint control over the joint venture. We record our proportionate share of assets, liabilities and operating costs of the joint venture. Should our interest in the MLJV decline below 10%, our interest would convert to a 2% net smelter return royalty and the MLJV would be terminated. Laurentian Goldfields Ltd. acts as the operator of the MLJV. Future exploration work will be proposed by the MLJV operator and will be considered by us.
Howards Pass Property
The Howards Pass property is an early-stage exploration project that is located along the Yukon Territory-Northwest Territories border in Canada. Between 1972 and 1982, a joint venture between Placer and United States Steel Corporation ("US Steel") (51% Placer / 49% US Steel) identified significant zinc and lead mineralization on the Howards Pass property. In 2005, Placer and US Steel optioned 100% of the property to Selwyn Resources Ltd (formerly Pacifica Resources Ltd). In our acquisition of Terrane, we acquired Placer's 51% interest in the Howards Pass property. In August 2012, Selwyn exercised its option, and in doing so, acquired the Howards Pass property. As a result, we now hold a 0.51% net smelter return royalty and a 10.2% net profits interest (capped at C$5.1 million) on such property.
OTHER PROPERTIES
Langeloth Facility
The Langeloth Facility is located in Langeloth, Pennsylvania, approximately 25 miles west of Pittsburgh. The facility receives MoS2 concentrate from the TC Mine and purchased and tolled concentrate from various third-party operations.
Four multiple-hearth furnaces are used for the conversion (roasting) of molybdenum disulfide concentrate into technical grade molybdenum oxide. The oxide can be sold or upgraded at the plant to briquettes, pure molybdenum oxide or ferromolybdenum. Two other furnaces can be used to process non-hazardous metal containing materials containing metals other than molybdenum.

Off-gas from the roasting process contains sulfur dioxide, which is converted to sulfuric acid and sold as a by-product. Over 99.9% of the sulfur dioxide off-gas is recovered in the acid plant.
The plant has been, and continues to be, upgraded by an ongoing capital improvement program. Further, an acid plant shutdown occurs every other year to refurbish acid plant process equipment. The acid plant was temporarily shutdown in the third quarter of 2012 for this purpose. No maintenance shutdown for the acid plant is scheduled for 2013.
ENVIRONMENTAL MATTERS
Our mining and exploration activities are subject to extensive federal, provincial, state and local laws, regulations and permits governing the protection of the environment. The costs associated with compliance with such requirements are substantial and possible future legislation and regulations could cause additional operating expense, capital expenditures, restrictions and delays in the development and continued operation of our properties, the extent of which cannot be predicted with certainty. In the context of environmental permitting, including the approval of reclamation plans and compliance with long-term, post-reclamation obligations, we are required to comply with known standards and regulations which may entail significant costs.
Estimated future reclamation costs are based primarily on legal and regulatory requirements. As of December 31, 2012, we have provided financial assurance for reclamation costs of approximately $42.3 million relating to the TC Mine, $15.4 million relating to the Endako Mine (of which our 75% share is approximately $11.6 million) and $18.1 million relating to Mt. Milligan. As our operations expand, our reclamation obligations and the financial assurances that we are required to provide may increase accordingly. For a further discussion of risks associated with environmental matters, refer to Item 1A. "Risk Factors."
CURRENCY AND EXCHANGE RATE INFORMATION
The high, low, average and closing exchange rates for a U.S. dollar in terms of Canadian dollars for each of the last five years ended December 31, as quoted by the Bank of Canada, were as follows:

	Year ended December 31,
	2012	2011	2010	2009	2008
High	C$1.0418	C$1.064	C$1.0778	C$1.3000	C$1.2969
Low	0.9710	0.9449	0.9946	1.0292	0.9719
Average(1)	0.9996	0.9891	1.0299	1.1420	1.0660
Closing	0.9949	1.0170	0.9946	1.0466	1.2246
_______________________________________________________________________________

(1)	Calculated as an average of the daily noon rates for each period.
SOURCES AND AVAILABILITY OF RAW MATERIALS
Our mining operations require significant energy, principally electricity, diesel, coal and natural gas. Most of our energy is obtained from third parties under long-term contracts. Our mining operations also require significant quantities of water for mining, ore processing and related support facilities. Although we believe we have sufficient water rights to conduct our mining operations, the loss of water rights for any of our mines, in whole or in part, or shortages of water to which we have rights, could require us to curtail or shut down mining operations. For a further discussion of risks and legal proceedings associated with the availability of water, refer to Item 1A. "Risk Factors" and Item 3. "Legal Proceedings."
COMPETITION
We currently source molybdenum from our two primary mines and from concentrates purchased from third-party byproduct copper production. The world market for molybdenum consumption increased to 523 million pounds in 2012 from 511 million pounds in 2011, as estimated by CRU International. If global supply were to grow at a rate greater than global demand there will be increased competitive pressure to secure both customer sales contracts and spot sales. Such a competitive environment would also likely give rise to a decline in the price of molybdenum. We compete in a commodity market priced globally, with little price differentiation based on product quality, provided a minimum standard is met, nor is there any significant differentiation based on freight. In market circumstances where competition is heightened, our future profitability will depend on our ability to manage costs in relation to global prices.
Our future growth and our ability to compete with other mining companies also depends on our ability to bring new mines into production and to expand mineral reserves at our existing mines. Depleted reserves can be replaced in several ways, including by expanding known ore bodies, by locating new deposits, or by acquiring new reserves from third parties. In October 2010, we diversified our asset base with the acquisition of Terrane to include copper and gold. We intend to continue to grow our business through our exploration programs and through future acquisitions, however, we compete for attractive acquisition targets with other potential buyers that may have more financial and other resources than us. Our competitive position will depend on our ability to successfully and economically grow our business.
EMPLOYEES
As of December 31, 2012, we had approximately 1,000 employees. Approximately 70% of employees at the Langeloth Facility are members of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America union through its Local 1311. On April 6, 2010, a labor agreement was executed with such union at our Langeloth Facility for the period from March 11, 2010 through March 11, 2013. On January 2, 2013, a new labor agreement was reached with the union at our Langeloth Facility to cover the period from March 11, 2013 through March 11, 2016. Approximately 75% of the Endako Mine's employees are members of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union. On April 1, 2011, a labor agreement was executed with such union at the Endako Mine for the period from April 1, 2011 to March 31, 2013. We believe that our relations with all of our employees are good.
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

probable reserve
The term "probable reserve" refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

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
_______________________________________________________________________________

(1)
For SEC Industry Guide 7 purposes, the feasibility study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

(2)	This category is substantially equivalent to the combined categories of measured mineral resource and indicated mineral resource specified in NI 43-101.

NI 43-101 Definitions

mineral reserve
The term "mineral reserve" refers to the economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. The study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that may occur when the material is mined.

proven mineral reserve
The term "proven mineral reserve" refers to the economically mineable part of a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

probable mineral reserve
The term "probable mineral reserve" refers to the economically mineable part of an indicated mineral resource, and in some circumstances, a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

mineral resource
The term "mineral resource" refers to a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material, including base and precious metals, coal, and industrial minerals, in or on the Earth's crust, in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

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

_______________________________________________________________________________

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
formation—a distinct layer of sedimentary rock of similar composition grade—quantity of metal per unit weight of host rock
granodiorite—a group of coarse-grained plutonic rocks intermediate in composition between quartz diorite and quartz monzonite containing quartz, plagioclase, potassium feldspar with biotite and hornblende host rock—the rock in which a mineral or an ore body may be contained hydrothermal—the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution in-situ—in its natural position
life-of-mine—a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tons of Mineral Reserve by the annual rate of mining and processing mineral—a naturally occurring inorganic crystalline material having a definite chemical composition mineralization—a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock
Mo—molybdenum
molybdenite—a mineral of molybdenum disulfide; common sulphide ore of molybdenum
MoS2—molybdenum disulfide or molybdenite
net smelter return (NSR)—refers to the revenue expected from ore delivered to the smelter, taking into account metallurgical recoveries, concentrate grades, transportation costs and smelter treatment charges, usually measured on a per ton basis outcrop—that part of a geologic formation or structure that appears at the surface of the Earth open-pit—surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore—mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body—a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade—the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per tonne of ore oxide—gold bearing ore which results from the oxidation of near surface sulfide ore preliminary assessment—a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study porphyry—a deposit of molybdenum or copper bearing ores associated with intrusive igneous rocks of porphyritic texture preliminary feasibility study and pre-feasibility study—each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration in the case of an open-pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the Mineral Resource may be classified as a Mineral Reserve pyrite—common sulfide of iron
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
Our primary executive offices are located at 26 West Dry Creek Circle, Suite 810, Littleton, Colorado 80120, our telephone number is (303) 761-8801.
The public can access our website at www.thompsoncreekmetals.com. From our website, you can download and print copies of our annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to any of those reports, as well as other reports relating to us that are filed with or furnished to the SEC or SEDAR. You can also download from our website our corporate governance policies, including our Corporate Governance Guidelines, Charter of Board of Directors, Board of Directors Committee Charters, and our Code of Conduct and Ethics. The contents of our website are not incorporated into, and should not be considered, a part of this report.
The public may also read and copy materials that we file with the SEC at the SEC's Public Reference Room, which is located at 100 F Street NE, Room 1580, Washington D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. Such risks are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.
Financial Risks

The recent decline in molybdenum prices has adversely affected our earnings and cash flows, and further declines in molybdenum prices could have a material adverse effect on our business.
Our business is currently dependent on the price of molybdenum, and even after Mt. Milligan is in full production our business will continue to be dependent on the price of molybdenum. Molybdenum prices fluctuate widely and are affected by numerous factors beyond our control, including the following:

•	the rates of global economic growth (especially construction and infrastructure activity that require significant amounts of steel);
•the worldwide balance of molybdenum demand and supply;
•the volume of molybdenum produced from primary mines and as a byproduct from copper mines;
•molybdenum inventory levels;
•substitution of other materials for molybdenum; and
•the production costs of our competitors.
Because copper mining, which accounts for 40% to 50% of global molybdenum production, is relatively insensitive to molybdenum demand, the supply of available molybdenum also may greatly exceed demand and cause price declines in molybdenum.
China has substantial molybdenum resources and production. If China's net trade of molybdenum were to change significantly, it could significantly impact supply of and demand for molybdenum, and consequently, molybdenum prices.
The significantly lower prices of molybdenum since the third quarter of 2011 have had a material adverse effect on our revenues, profitability and cash flows. Our average realized sales price for molybdenum fell from $14.08 per pound in the fourth quarter of 2011 to $11.77 per pound in the fourth quarter of 2012. Further declines in molybdenum prices, or the failure of prices to rebound from their current levels, could adversely affect our results of operations and liquidity. By way of illustration, for each $1 per pound change in molybdenum prices (using the molybdenum pounds sold from our mines during the twelve months ended December 31, 2012), the impact on our annual pre-tax cash flow on sales from our mines would approximate $18.1 million. In addition, a substantial or sustained decline in molybdenum prices could:
•cause us to reduce output at our operations (including possibly closing one or more of our mines or other facilities);
•affect our ability to repay our outstanding debt and meet our other financial covenants;
•reduce funds available for capital expenditures, acquisitions and exploration projects;
•reduce existing reserves due to economic viability;
•depress the price of our common stock and our publicly traded debt securities; and
•impair or cause us to write down assets.

In October 2012, in part due to the decline in molybdenum prices, we suspended waste stripping activity associated with the next phase of production at the TC Mine, referred to as Phase 8. Further declines in molybdenum prices or the failure of prices to rebound from their current levels could cause us to cease mining operations and production at the TC Mine at the end of Phase 7 or earlier, which decision could cause us to accelerate the depreciation of the TC Mine assets and could cause other material adverse impacts on our business.

In December 2012, primarily due to the decline in molybdenum prices, we had a pre-tax non-cash write down of our share of the Endako Mine property, plant, equipment and development assets of $530.5 million. In addition, in August 2012 as a cost saving measure, given declines in molybdenum prices and projected operating costs at the Endako Mine, we ceased mining new material at the bottom of the Denak West pit at the Endako Mine and began exclusively processing stockpiled ore. We expect to mill approximately one-third of our existing stockpiled material at the Endako Mine through mid-2013. We currently plan to resume mining at the Endako Mine during the third quarter of 2013. Further declines in molybdenum prices or the failure of prices to rebound from their current levels could cause us to further write down the Endako Mine assets or cease mining operations and production at the Endako Mine, either or both of which could have a material adverse impact on our business.
Our profitability depends largely on the successful completion of Mt. Milligan.
Our profitability will be substantially impacted by our ability to successfully bring Mt. Milligan into production as an operating mine within our projected time frame and budget. Mt. Milligan is still in the construction and development stage. The successful completion of Mt. Milligan is largely dependent on our ability to: (i) prevent substantial delays; (ii) manage capital expenditures; (iii) access funding necessary to complete the construction and development of the mine; and (iv) commission the mill, start-up operations and achieve designed mill recovery rates for both the copper and gold and in the timeframes currently anticipated.
There are inherent risks involved with the construction and development of all new mining projects. These risks include:

•financing risks;
•budget overruns;
•delays associated with labor productivity;
•delays associated with inclement weather;
•the availability and delivery of critical equipment;
•the hiring of key personnel;

•	successful commissioning and start-up of operations, including the achievement of designed mill recovery rates for copper and gold;
•successfully obtaining and maintaining all required governmental approvals; and

•	potential opposition from non-governmental organizations, environmental groups, First Nations and communities that may be located near the mines and projects.
These and other factors may have the effect of delaying the construction or development of Mt. Milligan or increasing the expected capital expenditures for Mt. Milligan.
Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, and our estimates of the cash expenditures necessary to construct and develop Mt. Milligan have risen since we acquired Terrane. We are currently estimating an aggregate of approximately C$1.5 billion to construct and develop the Mt. Milligan copper-gold mine (of which approximately C$390.0 million of cash expenditures remains to be spent) plus an additional C$40.0 million to C$50.0 million of estimated future cash capital expenditures for a permanent operations residence at Mt. Milligan, which is expected to be completed in 2014. A number of factors have led us to increase our capital expenditure estimate for the Mt. Milligan project since we acquired Terrane, including (1) increases in the prices of materials, such as concrete, (2) increases in the costs of labor, as well as the related costs of on-site infrastructure improvements needed to improve our ability to attract qualified labor to the site, (3) the costs of securing lump sum contracts and managing change orders with certain of our contractors and suppliers in order to mitigate the risk of further cost increases and (4) additional costs relating to the tailing facility at Mt. Milligan. Although we believe our estimates are accurate, we cannot predict whether unanticipated costs may arise. Additional increases in the capital expenditures required to construct and develop Mt. Milligan could have a material adverse effect on our revenues, profitability, cash flows and liquidity. In addition, longer than anticipated commissioning and start-up periods, together with longer than anticipated timeframes to achieve designed mill recovery rates for copper and gold could have a material adverse effect on our revenues, profitability, cash flows and liquidity.
In addition, we are dependent on financing to provide the funding necessary to construct and develop Mt. Milligan. Currently, the funding for Mt. Milligan is anticipated to come from existing cash reserves, the proceeds from the issuance of the 2017 Notes, the 2018 Notes, the 2019 Notes and the tMEDS, the Gold Stream Arrangement, equipment and debt financing and cash flow from operations. A default under any of the instruments governing our financing arrangements could impair our liquidity and our ability to complete construction of Mt. Milligan. Pursuant to the terms of the Gold Stream Arrangement, as of December 31, 2012 we expect to receive remaining proceeds under the Gold Stream Arrangement of $111.9 million over the Mt. Milligan construction period. However, Royal Gold's obligation to fund these deposits is subject to the satisfaction of certain conditions included in the amended and restated purchase agreement with Royal Gold (including, without limitation, that all material permits are in good standing for the construction and development of Mt. Milligan and that the construction and development of Mt. Milligan continues in accordance with the development plan agreed between us and Royal Gold). In the event Royal Gold is unable to or does not make such payments, our liquidity and ability to successfully complete Mt. Milligan could be impaired. Failure to access our funding sources could cause a delay in the completion of Mt. Milligan or prevent us from bringing Mt. Milligan into production at all. If we are not able to successfully construct and develop Mt. Milligan to bring it into production as an operating mine within the anticipated time frame, or at all, our business, results of operations and financial condition may be adversely affected.
Changes in the market price of copper and gold, which are volatile and have fluctuated widely, will affect the profitability of our operations and financial condition once Mt. Milligan is in operation.
Our profitability and long-term viability will depend, in large part, upon the market price of copper and gold produced from Mt. Milligan. The market prices of copper and gold are volatile and are affected by numerous factors beyond our control, including the following:
•the rates of global economic growth;
•the worldwide balance of copper and gold demand and supply;
•inventory levels;
•the production costs of our competitors;
•expectations with respect to the rate of inflation;
•the relative strength of the U.S. dollar and certain other currencies;
•global or regional political or economic conditions, including interest rates and currency values;

•supply and demand for industrial products and jewelry containing metals; and

•	sales by central banks and other holders, speculators and producers of copper and gold in response to any of the above factors.
A substantial or sustained decline in copper or gold prices could cause us to fail to realize the anticipated benefits of Mt. Milligan, and could:
•cause us to reduce output at our operations (including possibly closing one or more of our mines or other facilities);
•affect our ability to repay our outstanding debt;
•reduce funds available for acquisitions and exploration projects;
•reduce existing reserves due to economic viability;
•result in fixed-asset write downs; and
•depress the price of our common stock and our publicly traded debt securities, any of which could have a material adverse effect on our financial condition and results of operations. Copper and gold prices are near a historical high and there can be no assurance that the market prices of copper and gold will remain at current levels or that such prices will improve.
We may fail to realize the anticipated benefits of Mt. Milligan, which could have a material adverse effect on our business, financial condition and results of operations.
In October 2010, we acquired Mt. Milligan as part of the Terrane acquisition. We are currently in the process of constructing and developing Mt. Milligan, which will be an open-pit copper and gold mine and concentrator in British Columbia. The economic feasibility of a development project is based on many factors, including the accuracy of estimated reserves, metallurgical recoveries, capital and operating costs and future metals prices. The capital expenditures and time required to develop new mines are considerable, and changes in costs or construction schedules can affect project economics. There is a risk that we paid more than the value we will receive from the acquisition, construction and development of the Mt. Milligan project.
We may fail to realize the anticipated benefits of the Endako mill expansion, which could have a material adverse effect on our business, financial condition and results of operations.
In March 2012, we completed a mill expansion project at the Endako Mine. The Endako mill expansion project included the construction of a new mill facility, replacing the previous mill facility constructed in the 1960s. As of December 31, 2012, the new mill was not meeting its design specifications with respect to recovery of molybdenum, and various operational challenges have caused interruptions and delays in our mill production, including water management issues associated with frozen water in the tailings pond. These factors caused our actual production in 2012 to be lower than our estimated production and negatively impacted our unit costs. In 2012, our average cost per pound produced was higher than our average realized price per pound sold, which resulted in lower-of-cost-or-market write downs of Endako product inventory of $58.2 million in 2012. In December 2012, we also had a pre-tax non-cash write down of our share of the Endako property, plant, equipment and development assets of $530.5 million. In addition, in August 2012 as a cost saving measure, given declines in molybdenum prices and projected operating costs at the Endako Mine, we ceased mining new material at the bottom of the Denak West pit at the Endako Mine and began exclusively processing stockpiled ore. In the event that we experience further operational challenges and the new mill fails to achieve its design specifications or otherwise does not meet our expectations for its operation, and molybdenum prices fail to rebound from their current levels or continue to erode, we may need to further write down the Endako Mine assets or make the decision to cease mining operations and production at the Endako Mine, either or both of which could have a material adverse impact on our business.
Our substantial indebtedness could adversely affect our financial condition.
As of December 31, 2012, our total debt was approximately $1,010.5 million, including capital lease obligations, and we have unused commitments of $42.5 million net funding available under the Caterpillar equipment financing facility. Although we do not record it as indebtedness, we also have $669.6 million in deferred revenue under our Gold Stream Arrangement and an entitlement to receive an additional $111.9 million of deposits in respect of the Gold Stream Arrangement that are expected to be available to us over the Mt. Milligan construction period, provided that certain conditions are met. Until the deposits received in the Gold Stream Arrangement have been fully offset against Royal Gold’s purchases of gold under the agreement, the deposits will be secured by our Mt. Milligan assets. After the deposits have been fully offset, Royal Gold will continue to have a security interest in 52.25% of the refined gold produced from Mt. Milligan.
Subject to the limits contained in the indentures that govern our outstanding 2017 Notes, 2018 Notes and 2019 Notes, the amended and restated gold stream agreement with Royal Gold, and our other debt instruments, we may be able to incur substantial additional debt to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important negative consequences, including:

•making it difficult for us to satisfy our obligations with respect to our debt;

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

•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing.
The indentures that govern our outstanding 2017 Notes, 2018 Notes and 2019 Notes contain covenants that restrict our current and future operations and limit our flexibility and ability to respond to changes or take certain actions.
The indentures that govern our outstanding 2017 Notes, 2018 Notes and 2019 Notes contain certain restrictive covenants that impose significant operating and financial restrictions on us and, in some circumstances, limit our ability to engage in actions that may be in our long-term best interest, including, among other things our ability to:
•incur additional debt;
•sell, lease or transfer our assets;
•pay dividends or make other distributions or repurchase or redeem capital stock;
•prepay, redeem or repurchase certain debt;
•make loans or investments;
•enter into agreements restricting our subsidiaries' ability to pay dividends;
•make capital expenditures and investments;
•guarantee debts or other obligations;
•create liens;
•enter into transactions with our affiliates; and
•enter into certain merger, consolidation or other reorganization transactions.
These restrictions could limit our ability to grow in accordance with our strategy or secure the needed working capital to withstand future downturns in our business or the economy in general, or otherwise take advantage of business opportunities that may arise, any of which could place us at a disadvantage relative to our competitors that may have less debt and are not subject to such restrictions.
A default under any of our indebtedness arrangements could trigger cross defaults to our other agreements, which could have a material adverse effect on our financial condition.
A default under the Caterpillar equipment financing facility will trigger cross defaults to our amended and restated gold stream agreement with Royal Gold, and vice versa, and could also trigger cross defaults to the indentures governing our outstanding notes and other material agreements. In the event of a default under the Caterpillar equipment financing facility, Caterpillar could: (1) terminate the lease by us of equipment purchased by the lender and leased to us pursuant to the facility; (2) terminate the lender's obligation to purchase additional equipment and lease such equipment to us pursuant to the terms of the facility; (3) accelerate the payment of all lease payments unpaid under the facility, together with default interest; (4) accelerate the payment of the balance of the purchase price for equipment, which would have been due and payable from the date of termination; and (5) foreclose on the equipment purchased and leased under the facility and apply the proceeds from the sale of such equipment to any shortfall in the payment by us of amounts due. In the event of default under our amended and restated gold stream agreement with Royal Gold, Royal Gold could require us to repay the amounts Royal Gold has invested in Mt. Milligan, which amounts totaled $669.6 million as of December 31, 2012. In the event of a default under the indentures governing the 2017 Notes, 2018 Notes and 2019 Notes, the trustee or holders of at least 25% in principal of the outstanding 2017 Notes, 2018 Notes and 2019 Notes, as applicable, may declare the principal, premium, if any, and accrued and unpaid interest on the notes to be immediately due and payable. If we were to default under any of these arrangements, we may not have sufficient assets to repay such indebtedness upon a default or have access to sufficient alternative sources of funds. If we are unable to repay the indebtedness, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
We may enter into provisionally-priced sales contracts, which could have a negative impact on our revenues if molybdenum prices decline.
From time to time, we enter into provisionally-priced molybdenum sales contracts, whereby the contracts settle at prices to be determined at a future date. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net income. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to molybdenum sales, respectively, is recorded each reporting period until the date of final pricing. Accordingly, in times of falling molybdenum prices, our molybdenum revenues are negatively impacted by lower prices received for contracts priced at current market rates and also from a decrease related to the final pricing of provisionally-priced sales pursuant to contracts entered into in prior years; in times of rising molybdenum prices, the opposite occurs.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our outstanding debt securities. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.
Our operations are subject to currency fluctuations, which could adversely affect our results of operations and financial condition.
Exchange rate fluctuations may affect the costs that we incur in our operations. Our costs for the Endako Mine and Mt. Milligan are incurred principally in Canadian dollars. However, our future revenue is tied to market prices for molybdenum, copper, gold and silver, which are denominated in U.S. dollars. The appreciation of the Canadian dollar against the U.S. dollar can increase the cost of our production and capital expenditures in U.S. dollars, and our results of operations and financial condition could be materially adversely affected. Although we have in the past used, and may in the future use, hedging strategies to limit our exposure to currency fluctuations, there can be no assurance that such hedging strategies will be successful or that they will mitigate the risk of such fluctuations.
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
As of December 31, 2012, we had provided the appropriate regulatory authorities in the United States and Canada with approximately $72.4 million in reclamation financial assurance for mine closure obligations in the various jurisdictions in which we operate. As our operations expand, our reclamation obligations and the financial assurances that we are required to provide may increase accordingly. For example, we are required to post an additional $12 million (for a total of $30 million) for our reclamation security at Mt. Milligan by December 31, 2013. Changes to these amounts, as well as the nature of the security to be provided, could significantly increase our costs, making the maintenance and development of existing and new mines less economically feasible. To the extent that the value of the security provided to the regulatory authorities is or becomes insufficient to cover the amount of financial assurance we are required to post, we would be required to replace or supplement the existing security with more expensive forms of security, which might include cash deposits, which would reduce our cash available for operations and financing activities.
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
In addition to our reclamation bonding obligations, we are from time to time required to post other financial assurance in the normal course of conducting our daily activities. This financial assurance can take several forms, including, but not limited to, letters of credit, performance bonds, deposits into escrow accounts for the benefit of the counterparty, trust funds or other funding mechanisms for long-term, post-reclamation obligations or the posting of cash collateral directly with the counterparty. In each case, the form of financial assurance to be provided is dictated by several factors, including expected length of time the financial assurance obligation is expected to remain outstanding, the amount of the obligation, the cost to us of providing the various forms of financial assurance and the creditworthiness of the counterparty. Our ability to obtain certain forms of financial assurance going forward will be impacted by our future financial performance, changes to our credit rating and other factors that may be beyond our control. There can be no assurance that we will be able to obtain certain forms of financial assurance going forward or that we will be able to post cash collateral in lieu of being able to secure one of these other forms of financial assurance.
We will rely on a few key customers for our copper-gold concentrate from Mt. Milligan, and the loss of any one key customer could reduce our revenues.
We have entered into three concentrate sales agreements for the sale of copper-gold-silver concentrate produced at Mt. Milligan. Pursuant to these agreements, we agreed to sell an aggregate of approximately 85% of the copper-gold-silver concentrate produced at Mt. Milligan during 2013 and 2014 and an aggregate of approximately 120,000 dry metric tons in each of the two calendar years thereafter. A breach of the applicable sales agreement by one of these customers, a significant dispute with one of these customers, a force majeure event affecting one of these customers, or any other event significantly negatively impacting the contractual relationship with one of these customers could harm our financial condition. If, in such an event, we are unable to sell the affected concentrate volume to another customer, or we sell the affected concentrate to another customer on terms less advantageous terms to us, our revenues could be negatively impacted.
Operational Risks
We are relying substantially on contractors with respect to the construction of Mt. Milligan.
A significant portion of the construction of Mt. Milligan is being conducted in whole or in part by contractors, which creates a number of risks, some of which are outside our control, including:
•our ability to negotiate agreements with contractors on acceptable terms;
•our ability to replace a contractor and its operating equipment in the event that either party terminates the agreement;
•our reduced control over those aspects of the construction, which are the responsibility of the contractor;
•the potential failure of a contractor to perform under its agreement;

•	the potential interruption of work or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;

•	the potential failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and
•the potential problems of a contractor with managing its workforce, labor unrest or other employment issues.
In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could adversely affect our ability to successfully construct and develop Mt. Milligan, which could have an adverse impact on our results of operations and financial position.
Future growth depends on our ability to bring new mines into production and to expand mineral reserves at existing mines.
Our ability to replenish our reserves is important to our long-term viability. Depleted reserves can be replaced in several ways, including by expanding known ore bodies, locating new deposits or acquiring new reserves from third parties. Exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional mineral deposits that can be mined profitably. Once a site with mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, if ever, during which time the economic feasibility of production may change. Substantial expenditures are required to establish recoverable proven and probable reserves, to receive regulatory approvals and permits and to construct mining and processing facilities. As a result, there is no assurance that current or future exploration programs, such as the Berg property or the Davidson property, and additional drilling at our existing operating mines, will be successful.
We intend to grow our business by acquiring quality mining assets. However, our capital available for new exploration projects and acquisitions is constrained due to the development of Mt. Milligan, the decline in molybdenum prices, higher-than-anticipated operating costs at the Endako Mine and, if the decision is made to resume waste stripping at the TC Mine, the costs associated with stripping for the next phase of mining at the TC Mine or, if the decision is made to put the TC Mine on care and maintenance, the loss of ongoing revenue from that operation and the additional costs of care and maintenance. In addition, there can be no assurance that suitable acquisition opportunities will be identified or, if identified, that acquisitions will be consummated on favorable terms or at all. Our ability to identify, consummate and to integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources, competition from other mining companies and, to the extent necessary, our ability to obtain financing on satisfactory terms, or at all. In addition, we compete for attractive acquisition targets with other potential buyers that have more financial and other resources than us. There is a risk that depletion of reserves will not be offset by discoveries or acquisitions. As a result, we cannot provide assurance that our exploration, development or acquisition efforts will result in any new commercial mining operations or yield new mineral reserves to replace or expand current mineral reserves. If we are not able to replace depleted reserves, it could have a material adverse effect on our business, prospects, results of operations and financial position.
Estimates of mineral reserves and projected cash flows may prove to be inaccurate, which could negatively impact our results of operations and financial condition.
There are numerous uncertainties inherent in estimating mineral reserves and the future cash flows that might be derived from their production. Accordingly, the figures for mineral reserves and future cash flows contained in this Form 10-K are estimates only. In respect of mineral reserve estimates, no assurance can be given that the anticipated tonnages and grades will be achieved, that the indicated level of recovery will be realized or that mineral reserves can be mined or processed profitably. The ore grade actually recovered may differ from the estimated grades of the mineral reserves and mineral resources.
In addition, actual future cash flows may differ materially from estimates. Estimates of mineral reserves, and future cash flows to be derived from the production of such mineral reserves, necessarily depend upon a number of variable factors and assumptions, including, among others, geological and mining conditions that may not be fully identified by available exploration data or that may differ from experience in current operations; historical production from the area compared with production from other producing areas; the assumed effects of regulation by governmental agencies and assumptions concerning metal prices; exchange rates; interest rates; inflation; operating costs; development and maintenance costs; reclamation and post-reclamation costs; and the availability and cost of labor, equipment, raw materials and other services required to mine and refine the ore. Market price fluctuations of molybdenum, copper and gold, as well as increased production costs or reduced recovery rates, may render mineral reserves containing relatively lower grades of mineralization uneconomical to recover and may ultimately result in a restatement of mineral resources. In addition, there can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.
For these reasons, estimates of our mineral reserves contained in this Form 10-K, including classifications thereof based on probability of recovery, and any estimates of future cash flows expected from the production of those mineral reserves, prepared by different engineers or by the same engineers at different times may vary substantially. The actual volume and grade of mineral reserves mined and processed, and the actual cash flows derived from that production, may not be as currently anticipated in such estimates. If our actual mineral reserves or cash flows are less than our estimates, our results of operations and financial condition may be materially impaired.
Title to some of our mineral properties may be challenged or defective. Any impairment or defect in title could have a negative impact on our results of operations and financial condition.
The acquisition of title to mineral properties is a very detailed and time-consuming process. There is no guarantee that title to any of our properties will not be challenged or impaired. Third parties may have valid claims underlying portions of our interests, including prior unregistered liens; agreements; transfers or claims, including aboriginal land claims; and title may be affected by, among other things, undetected defects. As a result, we may be constrained in our ability to operate our properties or unable to enforce our rights with respect to our properties. An impairment to, or defect in, title to our properties could have a material adverse effect on our business, financial condition or results of operations.
Some of our properties are located near First Nations who may oppose the development of these properties.
The Endako Mine, Mt. Milligan, the Berg property, the Davidson property and certain of our other properties are located near First Nations, and the exploration and development of these properties may be subject to claims and opposition by First Nations. Such opposition could negatively impact us in terms of public perception, diversion of management time and resources, legal and other advisory expenses, potential blockades or other interference by third parties in our operations, or court-ordered relief impacting our operations. In addition, we may be required to, or may voluntarily, enter into certain agreements with such First Nations in order to facilitate development of our properties, which could reduce the expected earnings or income from any future production.
In particular, in May 2010, the Stellat'en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and us alleging that the Endako Mine and the now-completed mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty by failing to consult with the Stellat'en First Nation in relation to the impact that the Endako Mine and the mill expansion may have on such petitioners and their aboriginal title. In August 2011, the Supreme Court of British Columbia dismissed the petitioners' claims in full. The Stellat'en First Nation subsequently filed a notice of appeal from that decision seeking to have the decision of the Supreme Court of British Columbia set aside and seeking an order staying the permit amendment and any future permitting until the Province has engaged in further consultation. We and the government filed materials in response to the notice of appeal, and the matter was heard by the Court of Appeal of British Columbia in a hearing that took place in November 2012. The timing of the release of the Court's decision in this matter is unknown. In addition, in April 2012, the Stellat'en First Nation filed a new petition in the Supreme

Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and the Company making similar allegations to those discussed above. In April 2012, the parties agreed to put this matter into abeyance. However, in January 2013 the Stellat'en First Nation indicated that they wish to proceed with this new petition. No date for hearing the new petition has been set. There can be no assurance that these matters will be resolved in our favor. If the Stellat'en appeal or new petition is successful, permits and amendments to permits may be delayed or declared invalid, which may have a material adverse effect on the future operating plans for the Endako Mine.
Our business is subject to production and operational risks that could adversely affect our business and our insurance may not cover these risks and hazards adequately or at all.
Mining and metals processing involve significant production and operational risks outside of our control, including the following:
•unanticipated ground and water conditions;
•adverse claims to water rights and shortages of water to which we have rights;
•adjacent or adverse land or mineral ownership that results in constraints on current or future mine operations;
•geological problems, including earthquakes and other natural disasters;
•metallurgical and other processing problems;
•unusual or unexpected rock formations;
•ground or slope failures;
•structural cave-ins or slides;
•flooding or fires;
•rock bursts;
•equipment failures;

•	periodic interruptions due to inclement or hazardous weather conditions or operating conditions and other force majeure events;
•lower than expected ore grades or recovery rates;
•accidents;
•delays in the receipt of or failure to receive necessary government permits;
•the results of litigation, including appeals of agency decisions;
•delays in transportation;
•interruption of energy supply;
•labor disputes;
•inability to obtain satisfactory insurance coverage;
•the availability of drilling and related equipment in the area where mining operations will be conducted; and
•the failure of equipment or processes to operate in accordance with specifications or expectations.
These risks could result in damage to, or destruction of, our mines, mills and roasting facilities, resulting in partial or complete shutdowns, personal injury or death, environmental or other damage to our properties or the properties of others, delays in mining, reduced production, monetary losses and potential legal liability. Milling operations are subject to hazards, such as equipment failure or failure of retaining dams around tailings disposal areas that may result in personal injury or death, environmental pollution and consequential liabilities.
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
The mining industry has been impacted by increased demand for critical resources such as input commodities, drilling equipment, milling equipment, tires and skilled labor. These shortages have, at times, impacted the efficiency of our operations and resulted in cost increases and delays related to construction of the new mill at the Endako Mine and the construction of Mt. Milligan. Such cost increases and delays affect operating costs, capital expenditures and production and construction schedules.
The temporary shutdown of any of our operations could expose us to significant costs and adversely affect our access to skilled labor.

From time to time, we may have to temporarily shut down one or more of our operating sites if they are not commercially viable. There are a number of factors that may cause our operations to not be commercially viable, many of which are beyond our control. These factors include adverse changes in interest rates or currency exchange rates, decreases in the price of molybdenum or the market rates for treatment and refining charges, increases in concentrate transportation costs and increases in labor costs. In addition, periodically we must temporarily shut down equipment at our mines or other facilities for routine maintenance. During such temporary shutdowns, we will have to continue to expend capital to maintain the site or facility and equipment. We may also incur significant labor costs as a result of a temporary shutdown if we are required to give employees notice prior to any layoff or to pay severance for any extended layoff. Furthermore, temporary shutdowns may adversely affect our future access to skilled labor, as employees who are laid off may seek employment elsewhere.
In addition, if our operations are shut down for an extended period of time, we may be required to engage in environmental remediation of the plant sites or accelerated reclamation of our mines, which would require us to incur additional costs. The costs of ramping up production at one of our operations following a temporary shutdown could be significant. Given the costs involved in a temporary shutdown of our operations, we may instead choose to continue to operate those operations at a loss. Such a decision could have a material adverse effect on our results of operations and financial condition.
Increased operating costs could affect our profitability.
Costs at any particular mining location are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs at our mines and at our Langeloth Facility are affected by the price of input commodities, such as fuel, electricity, labor, chemical reagents, grinding media, mill liners, explosives, steel and concrete. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable and changes in laws and regulations affecting their price, use and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.
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
Over the course of the last several years, significant new corporate governance and disclosure regulations and requirements have been adopted by U.S. federal and state and Canadian federal, state and provincial governments, as well as the stock exchanges on which our common stock is listed. We are required to expend significant resources to monitor and implement these new rules and regulations. These additional compliance costs and related diversion of the attention of management and key personnel could have a material adverse effect on our business, financial condition and results of operations.
We are required to obtain government permits in order to conduct operations.
Government approvals and permits are currently required in connection with all of our operations, and further approvals and permits may be required in the future. We must obtain and maintain a variety of licenses and permits, including without limitation air quality, water quality, water rights, dam safety, emergency preparedness, hazardous materials, waste rock management, solid waste and tailings operations. The duration and success of our efforts to obtain permits are contingent upon many variables outside of our control. Obtaining governmental permits may increase costs and cause delays depending on the nature of the activity to be permitted and the applicable requirements implemented by the permitting authority. There can be no assurance that all necessary permits will be obtained or timely obtained and, if obtained, that the costs involved will not exceed our estimates or that we will be able to maintain such permits. To the extent such approvals are required and not obtained or maintained, our operations may be curtailed, or we may be prohibited from proceeding with planned exploration, development or operation of our mineral properties.
Our Langeloth Facility is currently operating with a National Pollutants Discharge Elimination System ("NPDES") permit and Title V air quality permit, the terms of which have expired. However, the Langeloth Facility is authorized to continue to operate under its existing permits until renewed permits are issued. In March 2011, the Pennsylvania Department of Environmental Protection ("PaDEP") submitted to us a draft of a new air quality permit for the Langeloth Facility. We requested revisions to such draft permit, which are currently under review by PaDEP. If a new air quality or NPDES permit is not issued or, if issued and final, contains more onerous requirements with which we must comply, we could be required to install costly new pollution control equipment or to curtail or cease our operations, and our business may be adversely affected. Violations of the existing, or new, air quality or NPDES permit conditions at the Langeloth Facility could result in a range of criminal and civil penalties under the federal Clean Water Act and Clean Air Act or the Pennsylvania Clean Streams Law or Air Pollution Control Act.
The TC Mine is also currently operating with an expired NPDES permit. The TC Mine is authorized by federal regulation to continue to operate under its existing permit until the renewed permit is issued. If a renewed NPDES permit is not issued or, if issued and final, contains more onerous requirements with which we must comply, we could be required to install costly new pollution control equipment or to curtail or cease our operations, and our business may be adversely affected. Violations of the existing, or new, NPDES permit conditions at the TC Mine could result in a range of criminal and civil penalties under the federal Clean Water Act.
Our operations plan for Mt. Milligan contemplates that employees will have the option to live in an operations residence located near the mine, and that concentrate will be transported to the town of Mackenzie (as opposed to Fort St. James) to be loaded onto railcars for transport to the port of Vancouver. In order to construct and operate an operations residence and to load out concentrate in Mackenzie, we require amendments to our Environmental Assessment Certificate for Mt. Milligan. We have applied for these amendments, but they have not yet been obtained. There can be no assurance that these amendments will be obtained on acceptable terms or at all. Failure to obtain these permits may have a material adverse effect on our business.
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
Major equipment failures, natural disasters including severe weather, terrorist acts, acts of war, cyber attacks or other breaches of network systems or security that affect computer systems within our network could disrupt our business functions, including our production activities. Our mines and mills are automated and networked such that a cyber incident involving our information systems and related infrastructure could negatively impact our operations. A corruption of our financial or operational data or an operational disruption of our production infrastructure could, among other potential impacts, result in: (i) loss of production or accidental discharge; (ii) expensive remediation efforts; (iii) distraction of management; (iv) damage to our reputation or our relationship with customers; or (v) in events of noncompliance, which events could lead to regulatory fines or penalties. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
Our mining production depends on the availability of sufficient water supplies.
Our operations require significant quantities of water for mining, ore processing and related support facilities. Continuous production at our mines depends on our ability to maintain our water rights and claims. Although each operation has sufficient water rights and claims to cover current operational demands, we cannot predict the potential outcome of future legal proceedings on our water rights, claims and uses. The failure to obtain needed water permits, the loss of some or all water rights for any of our mines, in whole or in part, or shortages of water to which we have rights due to weather, equipment issues or other factors could require us to curtail or close mining production and could prevent us from pursuing expansion opportunities.
Environmental Risks
We must comply with comprehensive environmental statutes, regulations and other governmental controls, and we face significant environmental risks.
All phases of our operations are subject to environmental regulation. In Canada and the United States, environmental laws provide for, among other things, restrictions and prohibitions on spills, releases, emissions and discharges of various substances produced in association with, or resulting from, our operations. These laws also require that facility sites and mines be operated, maintained and reclaimed to the satisfaction of applicable regulatory authorities, including long-term, post-reclamation obligations. Compliance with such laws, including without limitation, detailed monitoring and reporting requirements, can require significant expenditures. An exceedance of a permit limitation or failure to comply with a permit requirement, may result in the imposition of fines and penalties, some of which may be material. Companies engaged in the exploration, development and operation of mineral properties often experience increased costs and delays as a result of the need to comply with applicable laws, regulations and permits.
For example, a proposed expansion of the TC Mine, which would entail an approximate 15-year extension of the mine life and an expansion of some facilities, with additional permitted surface disturbance on approximately 200 acres of U.S. Bureau of Land Management ("BLM") administered land, 150 acres of National Forest System land and approximately 80 acres of private land owned by us, is subject to environmental analysis and preparation of an environmental impact statement ("EIS") pursuant to the federal National Environmental Policy Act ("NEPA"). The EIS will also cover a proposed land exchange in which we would receive approximately 5,000 acres of BLM land in exchange for 900 acres of private lands owned by use. The BLM is the lead agency for preparation of the EIS and other federal and state agencies are cooperating agencies. If and when completed, the EIS would be the basis for Records of Decision (RODs) by both the BLM and the United States Forest Service to approve our proposed Modified Mine Plan of Operations, by the BLM to approve the proposed land exchange (including a related amendment of the Resource Management Plan for the BLM's Challis Resource Area) and by the U.S. Army Corps of Engineers to approve issuance of a permit under section 404 of the Clean Water Act. There is no assurance that the EIS will be completed, or that the RODs will be issued, or that these documents will be completed or issued on terms and conditions acceptable to us. The agencies' preferred alternatives in the EIS may include terms and conditions that impose regulatory or reclamation requirements that will materially increase our costs during operations and closure of the TC Mine. Moreover, litigation may be filed challenging the NEPA process for the mine expansion or the land exchange and the result thereof, which could materially increase our costs, or prevent or delay our ability to implement the expansion or the land exchange.
Environmental regulation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects, and a heightened degree of training and responsibility for companies and their officers, directors and employees. Existing or future environmental regulation could have a material adverse effect on our business, financial condition and results of operations. We own or have owned, manage or have been in care or control of properties that may result in a requirement to environmentally remediate such properties that could involve material costs. In addition, environmental conditions or hazards may exist on the properties on which we hold interests that are unknown to us at present or that have been caused by previous or existing owners or operators of the properties. We may also acquire properties with environmental risks, and the indemnification proceeds we receive from the entity we acquire such properties from, if any, may not be adequate to pay all the fines, penalties and costs (including costs of remediation or removal and related response costs) incurred at or related to such properties.
Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including compliance and other orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, operation or administration costs or other remedial actions. Parties engaged in mining operations, including us, may be required to compensate those suffering loss or damage to person or property by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on us and cause increases in exploration expenses, remedial and reclamation obligations, capital expenditures or production costs, reduction in levels of production at producing properties, or abandonment of or delays in development of new mining properties.
Regulation of greenhouse gas emissions effects and climate change issues may adversely affect our operations and markets.
Global climate change continues to attract considerable public, scientific and regulatory attention, and greenhouse gas emission regulation is becoming more commonplace and stringent. As energy, including energy produced from the combustion of carbon-based fuels, is a significant input to our mining and processing operations, we must also comply with emerging climate change regulatory requirements, including programs to reduce greenhouse gas emissions. Our principal energy sources are electricity, purchased petroleum products and natural gas. In addition, our processing facilities and mobile mining equipment emit carbon dioxide.
On July 1, 2008, the Province of British Columbia introduced a carbon tax on the purchase or use of fossil fuels within the province. As of July 1, 2012, the carbon tax rate was equal to $30 per tonne of carbon dioxide equivalent emissions. The Endako Mine and Mt. Milligan are located in British Columbia, and the carbon tax may have a material impact on our energy and compliance costs.
British Columbia is also a partner in the Western Climate Initiative ("WCI"), a collaboration among various Canadian provinces and U.S. states that seeks to reduce overall greenhouse gas emissions through a regional cap-and-trade program. British Columbia has not decided on its participation in the program. However, if British Columbia decides to join the program, regulated facilities emitting carbon dioxide in excess of the threshold amount ultimately determined for the program will be subject to the cap.

The U.S. federal and state governments may also enact an emission trading or similar program for greenhouse gas emissions, which could significantly increase our energy and regulatory compliance costs. For example, the U.S. federal government has considered legislation to reduce greenhouse gas emissions through a cap-and-trade system of allowances and credits, among other provisions. In addition, the EPA has developed final rules requiring certain emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions.
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
The potential physical impacts of climate change on our operations are highly uncertain and may be particular to the unique geographic circumstances associated with each of our facilities. These may include changes in weather and rainfall patterns, water shortages, changing storm patterns and intensities and changing temperatures. For example, these physical impacts could require us to curtail or close mining production and could prevent us from pursuing expansion opportunities. These effects may adversely impact the cost, production and financial performance of our operations.
We must remove and reduce impurities and toxic substances naturally occurring in molybdenum and comply with applicable law relating thereto, which could result in remedial action and other costs.
Mineral ores and mineral products, including molybdenum ore and molybdenum products, contain naturally occurring impurities and toxic substances. Although we have implemented procedures that are designed to identify, isolate and safely remove or reduce such impurities and substances, such procedures require strict adherence and no assurance can be given that employees, contractors or others will not be exposed to or be affected by such impurities and toxic substances, which may subject us to liability. Standard operating procedures may not identify, isolate and safely remove or reduce such substances. Even with careful monitoring and effective control, there is still a risk that the presence of impurities or toxic substances in our products may result in such products being rejected by our customers, penalties being imposed due to such impurities or the products being barred from certain markets. Such incidents could require remedial action and could result in curtailment of operations. Legislation requiring manufacturers, importers and downstream users of chemical substances, including metals and minerals, to establish that the substances can be handled and used without negatively affecting health or the environment may impact our operations and markets. These potential compliance costs, litigation expenses, regulatory delays, remediation expenses and operational costs could negatively affect our financial results.
Changes to the labeling of certain of our products could have a material adverse effect on our results of operations and financial condition.
In December 2006, the European Union ("EU") member states adopted new chemical management legislation known as Registration, Evaluation, and Authorization of Chemicals ("REACH"). REACH applies to all chemical substances manufactured or imported into the EU in quantities of one metric ton or more annually and requires the registration of approximately 30,000 chemical substances with the European Chemicals Agency. Such registration entails the filing of extensive data on the potential risks to human health and the environment of such chemical substances. As a result of such registration, we are required to label our products imported into the EU in accordance with the product classifications mandated by REACH.
Pursuant to REACH, two of our products, pure molybdenum tri-oxide and tech oxide, have been classified as potential carcinogens. Under REACH, we utilize material safety data sheets and labeling for such products reflecting this classification. While REACH applies only to the EU, we have adopted a uniform system of labeling and use the REACH-compliant material safety data sheets and product labels worldwide.
Due to the product labeling requirements under REACH, our employees and/or our customers could raise claims against us regarding the safety of our products and the potentially carcinogenic effects they may have. There can also be no assurance that, in the wake of the new REACH classification, government regulators in the jurisdictions in which we do business will not impose more restrictive regulations on us with respect to the manufacture, sale and/or handling of our products. Any such claims or new regulations could have a material adverse effect on our operations or financial condition.
Other Risks
We own certain assets through joint ventures, and any disagreement or failure of partners to meet obligations could have a material adverse effect on our results of operations and financial condition.

The Endako Mine is operated as a joint venture between our subsidiary, TCML, which holds a 75% interest, and Sojitz, which holds the remaining 25% interest. As a result, our interest in the Endako Mine is subject to the risks normally associated with the conduct of joint ventures. While we are the operator of the Endako Mine, Sojitz has certain consent and veto rights pursuant to the agreement governing the joint venture. Any disagreement between us and Sojitz or Sojitz's failure to meet its obligations to the joint venture could have a material adverse impact on our profitability or the viability of our interests held through joint ventures, which could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition.
Intense competition could reduce our market share or harm our financial performance.
The mining industry is intensely competitive, and we compete with many companies that have more financial and technical resources. Since mines have a limited life, we must compete with others who seek mineral reserves through the acquisition of new properties. In addition, we also compete for the technical expertise needed to find, develop and operate such properties, the labor to operate the properties, and the capital for the purpose of funding such properties. Many competitors not only explore for and mine metals, but conduct refining and marketing operations on a global basis. Such competition may result in our being unable to acquire desired properties, to recruit or retain qualified employees or to acquire the capital necessary to fund our operations and develop our properties. We also compete with manufacturers of substitute materials or products for which molybdenum is typically used. Existing or future competition in the mining industry could materially adversely affect our prospects for mineral exploration and success in the future. In addition, some of our competitors may have an advantageous market position and have greater financial and other resources and may, therefore, be able to better withstand poor and volatile market conditions, obtain financing on better terms and attract better or more qualified employees, any of which may have an adverse impact on our business, financial condition and results of operations.
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
On November 6, 2012, our Chief Executive Officer notified our Board of Directors of his desire to retire within 18 months, subject to a suitable successor being identified by the Board. There can be no assurance that our Board will find a suitable successor. Failure to identify a suitable successor, or significant delay in identifying a successor, could have a material adverse effect on our business and our stock price.
Our business depends on good relations with our employees.
Production at our operations depends on the efforts of our employees. The Endako Mine and the Langeloth Facility each have certain unionized employees. The union agreements for the Endako Mine and the Langeloth Facility both expire in March 2013. On January 2, 2013, a new labor agreement was reached with the union at our Langeloth Facility to cover the period from March 11, 2013 through March 11, 2016. Although our unionized employees have agreed to "no-strike" clauses in their respective union agreements, there can be no assurance that the Endako Mine and the Langeloth Facility will not suffer from work stoppages. A strike, lockout or other work stoppage at one or both of these operations could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that one or both union agreements will be renewed on a timely basis and on terms favorable to us.
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
Broad market and industry factors may adversely affect the price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our common stock may include, among other things:
•actual or anticipated fluctuations in quarterly operating results
•changes in financial estimates by us or by any securities analysts who might cover our stock;
•speculation about our business in the press or the investment community;
•conditions or trends in our industry or the economy generally;
•changes in the prices of molybdenum, copper or gold;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the mining industry;

•announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•capital commitments;
•additions or departures of key personnel; and
•sales of our common stock, including sales by our directors, officers or significant stockholders.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 3.    LEGAL PROCEEDINGS
Stellat'en First Nation
In May 2010, the Stellat'en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and TCM alleging that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty to consult with the Stellat'en First Nation in relation to the impacts of the Endako Mine and the mill expansion. The petitioners sought a declaration that the Provincial Crown did not fulfill its duty to consult with them in relation to the mill expansion project, a declaration that the mining permits and/or tenures held by TCM are invalid, an order quashing or setting aside the decision to issue a permit amendment to TCM and an injunction prohibiting further construction or alterations relating to the mill expansion project. The matter was heard by the Supreme Court of British Columbia in a hearing that took place in the first quarter of 2011. In August 2011, the Court dismissed the petitioners' claims in full. The Stellat'en First Nation subsequently filed a notice of appeal from that decision to the Court of Appeal of British Columbia seeking to have the decision of the Supreme Court of British Columbia set aside and seeking an order staying the permit amendment and any future permitting until the Province has engaged in further consultation. The government and TCM filed materials in response to the notice of appeal, and the matter was heard by the Court of Appeal in a hearing that took place in early November 2012. The timing of the release of the Court's decision in this matter is unknown.

In April 2012, the Stellat'en First Nation filed a new petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mine and Petroleum Resources and TCM making similar allegations to those discussed above in relation to a new permit amendment and new water license granted to TCM in March 2012 for the Endako Mine. In April 2012, the parties agreed to put this matter into abeyance. However, in January 2013 the Stellat'en First Nation indicated that they wish to proceed with this new petition. No date for hearing the new petition has been set.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "TC" and the Toronto Stock Exchange ("TSX") under the symbol "TCM". On February 22, 2013, there were 169,872,817 shares of our common stock outstanding, which were held by 51 stockholders of record.
The following table sets forth information relating to the high and low sales prices of our common stock on the NYSE and TSX for the quarterly periods indicated.

		Price Range of Common Stock
		NYSE (US$)		TSX (C$)
		High	Low	High	Low
2011	1st quarter	16.06	11.27	15.43	11.09
	2nd quarter	13.63	9.21	13.05	9.02
	3rd quarter	10.43	5.98	10.10	6.25
	4th quarter	7.67	5.44	7.72	5.79
2012	1st quarter	9.50	6.57	9.43	6.56
	2nd quarter	6.97	3.06	6.89	3.13
	3rd quarter	3.87	2.25	3.76	2.23
	4th quarter	4.29	2.48	4.26	2.45
Dividends
We have not declared or paid any dividends on our common stock since the date of our formation. We intend to retain our earnings, if any, to finance the growth and development of our business and have no present intention of paying dividends or making any other distributions in the foreseeable future. In addition, the indenture governing our senior notes contains covenants restricting our ability to pay dividends to our shareholders.
Stock Performance Graph
The following graph compares the cumulative total shareholder return for C$100 invested in our common stock on December 31, 2007 against the cumulative total shareholder return of the S&P/TSX Composite Index and the S&P CompositeIndex—Materials for our five most recently completed years, assuming the reinvestment of all dividends:

	December 31,
	2007	2008	2009	2010	2011	2012
Thompson Creek Metals Company Inc.	$100.00	$28.86	$72.61	$85.98	$41.93	$24.26
S&P/TSX Composite Index	$100.00	$67.00	$90.48	$106.41	$97.14	$104.13
S&P/TSX Composite Index—Materials	$100.00	$73.52	$98.64	$134.69	$106.13	$100.11
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

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data is derived from our audited consolidated financial statements included in this report and our other reports filed with the SEC. The consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). These historical results are not necessarily indicative of results for any future period. The following table includes non-GAAP financial measures "adjusted net (loss) income," "adjusted net (loss) income per share—basic," and "adjusted net (loss) income per share—diluted." For a definition of these non-GAAP measures and a reconciliation to the most directly comparable financial measure calculated and presented in accordance with US GAAP, please read Non-GAAP Financial Measures in Item 7.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(US dollars in millions, except per share amounts)
Statement of Operations Data:
Revenue
Molybdenum sales	$386.8	$651.9	$578.6	$361.9	$992.2
Tolling, calcining and other	14.6	17.2	16.2	11.5	19.2
Total revenues	401.4	669.1	594.8	373.4	1,011.4
Costs and expenses:
Cost of sales
Operating expenses	380.0	392.8	315.5	241.3	556.9
Depreciation, depletion and amortization	64.0	74.7	49.9	43.4	40.5
Total cost of sales	444.0	467.5	365.4	284.7	597.4
Selling and marketing	8.0	9.7	9.3	7.5	12.5
Accretion expense	2.3	1.9	1.5	1.4	1.7
Fixed asset impairment	530.5	—	—	—	—
General and administrative	27.6	26.5	21.9	23.8	35.5
Acquisition costs	—	—	12.9	—	—
Exploration	2.2	14.2	9.4	6.3	8.0
Total costs and expenses	1,014.6	519.8	420.4	323.7	655.1
Operating (loss) income	(613.2)	149.3	174.4	49.7	356.3
Other expense (income)	44.2	(154.0)	40.5	103.7	58.9
Income and mining tax (benefit) expense	(111.1)	11.2	20.2	2.0	124.3
Net (loss) income	$(546.3)	$292.1	$113.7	$(56.0)	$173.1
Net (loss) income per share
—basic	$(3.24)	$1.75	$0.79	$(0.44)	$1.45
—diluted	$(3.24)	$1.73	$0.75	$(0.44)	$1.31
Basic weighted-average shares outstanding	168.4	167.2	144.7	127.5	119.5
Diluted weighted-average shares outstanding	168.4	168.6	152.5	127.5	131.7
Adjusted Non-GAAP Measures:(a)
Adjusted net (loss) income(a)	$(34.7)	$122.9	$163.3	$37.4	$241.3
Adjusted net (loss) income per share—basic(a)	$(0.20)	$0.74	$1.13	$0.29	$2.02
Adjusted net (loss) income per share—diluted(a)	$(0.20)	$0.73	$1.08	$0.29	$1.83
Other Financial Data:
Cash (used) generated by operating activities	$(82.8)	$202.7	$157.4	$105.9	$389.0
Capital expenditures	$722.3	$686.6	$213.7	$66.1	$101.3
Balance Sheet Data as of December 31:
Cash and cash equivalents	$526.8	$294.5	$316.0	$158.5	$258.0
Short-term investments	—	—	$—	$353.0	—
Total assets	$3,410.2	$2,994.2	$2,317.7	$1,344.6	$1,046.4
Total debt, including capital lease obligations	$1,010.5	$374.9	$22.0	$12.9	$17.3
Total liabilities	$2,008.3	$1,264.7	$887.8	$359.2	$255.8
Shareholders' equity	$1,401.9	$1,729.5	$1,429.9	$985.4	$790.6
______________________________________________________________________________

(a)	See Non-GAAP Financial Measures in Item 7 for the definition and reconciliation of these non-GAAP measures.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Thompson Creek Metals Company Inc. and its subsidiaries (collectively, "Thompson Creek," "TCM," "we," "us" or "our") for the three years ended December 31, 2012, and should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto in Item 8 and Risk Factors in Item 1A. The following discussion and analysis contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is intended to be covered by the safe harbor created thereby. See the discussion in Forward-Looking Statements in Item 1, Business.
 The results of operations reported and summarized below are not necessarily indicative of future operating results. Throughout this MD&A, all references to earnings or losses per share are on a diluted basis, unless otherwise noted. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). All dollar amounts are expressed in United States dollars ("US$") unless otherwise indicated. References to C$ refers to Canadian dollars. Future Canadian to US foreign exchange rates are assumed to be C$1.00 = US$1.00. Additional information on Thompson Creek Metals Company Inc. is available on EDGAR at www.sec.gov or on SEDAR at www.sedar.com.
Overview
We are a growing, diversified North American mining company. We are a significant molybdenum supplier to the global steel and chemicals sectors. We are diversifying into copper and gold with the construction and development of our Mt. Milligan project (“Mt. Milligan”) in British Columbia, which is expected to start-up in the third quarter of 2013 and to go into commercial production in the fourth quarter of 2013.
Our principal molybdenum producing properties are the Thompson Creek Mine, an open-pit molybdenum mine and concentrator in Idaho (the "TC Mine"), the Endako Mine, an open-pit molybdenum mine, concentrator and roaster in British Columbia (in which we own a 75% joint venture interest) (the “Endako Mine”) and the Langeloth metallurgical facility in Pennsylvania (the “Langeloth Facility”). In March 2012, we completed a mill expansion project at the Endako Mine. The new mill, which replaced a 1960s-era mill, increased ore processing capacity from 31,000 tons per day to 55,000 tons per day.
Mt. Milligan will be an open-pit copper and gold mine and concentrator. Mt. Milligan is designed to be a conventional truck-shovel open-pit mine with a 66,000-ton per day copper flotation processing plant. Mt. Milligan has estimated average annual production over the life of the mine of 81 million pounds of copper and 194,500 ounces of gold, each in concentrate.
We also have a copper, molybdenum and silver exploration project located in British Columbia (the "Berg property"); an underground molybdenum exploration property located in British Columbia (the "Davidson property"); and a joint venture gold exploration project located in Nunavut, Canada (the "Maze Lake property").
During 2012, we realized a net loss of $546.3 million, primarily as a result of a $530.5 million non-cash write down of our share of the property, plant, equipment and development assets at the Endako Mine and a non-cash goodwill impairment loss of $47.0 million, representing the remaining balance of goodwill. Our share of the remaining fixed assets at the Endako Mine was $189.5 million as of December 31, 2012.
We realized an operating loss in 2012 of $613.2 million, primarily as a result of the fixed asset write down at the Endako Mine. This operating loss also resulted from declining molybdenum market prices, lower production and higher unit costs from our mines, as well as lower-of-cost-or-market product inventory write downs of $73.8 million (of which $52.6 million was recognized in operating expenses and $21.2 million was recognized in depreciation, depletion and amortization) during 2012, and significantly lower sales volumes from our mines in 2012 due to lower production volumes. Production and costs during 2012 were negatively impacted by lower-than-anticipated ore grades and mill recovery rates at the Endako Mine and planned mine pit sequencing and waste stripping activities at the TC Mine, as explained further below.
Given the significant decline in molybdenum prices during 2012 and the performance of our two mines, we closely monitored and evaluated potential write downs throughout the year. During the third quarter of 2012, we suspended waste stripping activity associated with the next phase of production at TC Mine. This decision and the decline in molybdenum prices represented significant changes in our business, requiring us to evaluate for potential impairments on an enterprise-wide basis at September 30, 2012. For purposes of the impairment evaluation, management considered estimates of after-tax discounted future cash flows of the individual reporting units, life-of-mine plans developed using long-term analyst pricing reflective of the then-current price environment, management's projections for operating costs and the market value of our equity. As a result of this evaluation, an impairment charge of $47.0 million, representing the remaining balance of goodwill, was recorded.

During the fourth quarter of 2012, both management's view of future molybdenum prices and the long-term analyst view of molybdenum prices were adjusted further downward. In addition, due to certain operational issues at Endako Mine, as discussed further below, we revised our operating plan for Endako for 2013, and these revisions impacted the Endako life-of-mine plan. Combined, these events constituted a triggering event, requiring us to evaluate our long-lived assets for impairment. In accordance with US GAAP, potential long-lived asset impairments are assessed pursuant to a two-step approach. In evaluating potential long-lived asset impairments, the first step compares the carrying value of the reporting unit to its fair value computed using undiscounted estimated future cash flows from the reporting unit. If the carrying value of the assets being tested is greater than the undiscounted cash flows from that asset, then step two requires that we evaluate those assets for impairment. The amount of the impairment is recorded based on the difference between the book value and the estimated fair value of the asset computed using discounted estimated future cash flows. While the Endako Mine assets were evaluated during third quarter, no impairment loss on the Endako assets was taken during the third quarter as the anticipated undiscounted cash flows from the Endako Mine assets exceeded their carrying values (step 1). After the fourth quarter triggering event, this evaluation indicated that the anticipated undiscounted cash flows from the Endako Mine assets (step 1) were less than their carrying values. As a result, we were required, under US GAAP, to measure the impairment loss (step 2) by comparing the carrying values of the Endako Mine assets to their discounted estimated future cash flows. This evaluation resulted in a pre-tax non-cash write down of our share of the Endako property, plant, equipment and development assets of $530.5 million in the fourth quarter of 2012. Our impairment analysis did not result in any other long-lived asset impairments as of December 31, 2012. However, there can be no assurance that there will not be further asset write downs if we continue to experience operational challenges and/or if commodity prices further decline.
At the Endako Mine, we experienced lower-than-anticipated ore grades and recovery during 2012. In addition, in late December 2012 and thus far in 2013, we experienced and are experiencing tailings management issues associated with frozen water in the tailings pond. We have been unable to feed sufficient water from the tailings pond to the new mill on a consistent basis, which has negatively impacted the rate and level of throughput of mined material to the mill and thus our production of molybdenum. These issues led us to revise our operating plan for the Endako Mine for 2013. As of the date of this report, we have made modifications to the piping of tailings to the pond and have instituted other tailings management procedures to address these issues to ensure the availability of a sufficient supply of water to the mill for the future winter seasons beyond 2013.
During the first half of 2012 and the last half of 2011, our TC Mine production was negatively impacted by planned mine pit sequencing in the transition from one phase of the mine plan (Phase 6) to the next (Phase 7). These planned sequencing activities included stripping and mining of significantly lower grade ore that resulted in lower mill throughput and lower mill recovery. During this planned mine sequencing, cash costs were higher and production was lower than in 2010 and the first half of 2011 when we mined high grade ore primarily in the bottom of the pit and consequently achieved record molybdenum production.
In an effort to reduce costs at the TC Mine, given recent declines in molybdenum prices and projected operating costs at TC Mine for 2015 and thereafter, in October 2012, we suspended waste stripping activity associated with the next phase of production (Phase 8). This change in the mine plan resulted in a decline in cash costs and an increase in production during the fourth quarter of 2012 compared with the first nine months of that year. We expect this revision to the mine plan to defer approximately $100 million in operating costs and $8-$9 million in capital expenditures through the end of 2014. Mining operations and production are expected to continue as planned through 2014 in the current Phase 7 of the mine. We also expect to preserve the assets at TC Mine to enable us to restart waste stripping of Phase 8 of the mine plan when market conditions warrant. If waste stripping has not recommenced by 2015, we expect that the mine would be placed on care and maintenance.
At December 31, 2012, we estimated future capital project cash expenditures of approximately C$390.0 million for the Mt. Milligan project (through completion) plus an additional C$40.0 million to C$50.0 million of estimated future cash capital expenditures for a permanent operations residence at Mt. Milligan, which is expected to be completed in 2014. We believe that we have solidified our ability to finance these capital project expenditures with our $526.8 million of consolidated cash and cash equivalents, the expected remaining proceeds from Royal Gold (as defined below in Liquidity and Capital Resources) of $111.9 million, the $42.5 million net funding available under our equipment lease financing facility for the mobile mining fleet at Mt. Milligan and our ongoing expected cash flow from operations.
Our ability to fund the completion of the Mt. Milligan project, satisfy our working capital needs and make our scheduled debt and interest payments depends on our future operating performance and cash flow (including a successful start-up of Mt. Milligan in the last half of 2013); average realized molybdenum, gold and copper prices and our ability to access our current funding sources, including our equipment lease financing and our Gold Stream Arrangement (as defined below in Liquidity and Capital Resources) with Royal Gold.
Highlights 2012

•
Net loss for 2012 was $546.3 million, or $3.24 per share, which included a $530.5 million, or $3.15 per share, pre-tax non-cash write down of our share of the property, plant, equipment and development assets at the Endako Mine; a goodwill impairment loss of $47.0 million, or $0.28 per share; lower-of-cost-or-market product inventory write downs of $73.8 million, or $0.44 per share; and additional interest and finance fees related to the termination of our revolving credit facility of $7.1 million, or $0.04 per share. These items were partially offset by a foreign exchange gain, which was primarily unrealized, of $12.2 million, or $0.07 per share, and a deferred tax benefit of $105.7 million, or $0.63 per share. Net income for 2011 was $292.1 million, or $1.73 per share, which included a non-cash unrealized gain on common stock purchase warrants of $169.2 million, or $1.00 per share, lower-of-cost-or-market product inventory write downs of $24.9 million, or $0.15 per share, and a foreign exchange loss of $13.1 million, or $0.08 per share.

•
Non-GAAP adjusted net loss for 2012 (which excludes the after-tax fixed asset write down and goodwill impairment loss of $513.4 million and a $1.8 million non-cash unrealized gain on the warrants) was $34.7 million, or $0.20 per share. Non-GAAP adjusted net income in 2011 was $122.9 million, or $0.73 per share. See "Non-GAAP Financial Measures" below for the definition and reconciliation of adjusted net (loss) income.

•
Consolidated revenues for 2012 were $401.4 million, down approximately 40.0% from $669.1 million in 2011, as a result of a 28.4% decrease in molybdenum pounds sold and a decrease in average realized sales prices of 17.2%. The average realized sales price for molybdenum in 2012 was $13.48 per pound compared to $16.28 per pound in 2011.

•
Consolidated operating loss was $613.2 million in 2012 compared to consolidated operating income of $149.3 million in 2011. Consolidated operating loss in 2012 was impacted by the Endako Mine asset pre-tax write down of $530.5 million and lower-of-cost-or-market product inventory write downs of $73.8 million (of which $15.6 million related to US inventory and $58.2 million related to the Endako Mine inventory), which was primarily the result of declining molybdenum market prices, lower production and higher unit costs from our mines. Consolidated operating income in 2011 was also impacted by lower-of-cost-or-market product inventory write downs of $24.9 million (of which $12.3 million related to US inventory and $12.6 million related to the Endako Mine inventory).

•
Mined molybdenum production for 2012 was 22.4 million pounds, down 20.9% from 28.3 million pounds in 2011, primarily as a result of lower production at the TC Mine as a result of significantly lower ore grades in 2012, as well as significantly lower ore grades and mill recoveries at the Endako Mine during 2012.

•
Non-GAAP average cash cost per pound produced for 2012 was $10.09 per pound compared to $7.94 per pound in 2011 primarily due to lower production from both of our mines. In addition, cash costs include stripping costs at the TC Mine of $28.6 million, or $1.76 per pound, for 2012 compared to $53.3 million, or $2.50 per pound, for 2011. The cash costs for 2012 exclude $5.5 million of start-up and commissioning costs at the Endako Mine. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced.

•	Operating cash used was $82.8 million in 2012, compared to operating cash generated of $202.7 million in 2011.

•
Capital costs on a cash basis incurred for 2012 were $722.3 million, comprised of $610.9 million for the development of Mt. Milligan; $72.9 million of capital costs for the mill expansion project at the Endako Mine (which represents our 75% share); and $38.5 million of other capital costs for the Endako and TC Mines, the Langeloth Facility and corporate combined. The capital costs on a cash basis for 2012 exclude capitalized interest and debt issuance costs of $45.8 million (net of effect of Endako Mine asset pre-tax write down), changes in accrued amounts of $72.0 million, capital lease activity of $68.1 million, and capitalized depreciation of $4.8 million. The capital costs on a cash basis for the mill expansion at the Endako Mine exclude our share of start-up and commissioning costs of $5.5 million.

•
Total cash and cash equivalents at December 31, 2012 were $526.8 million, compared to $294.5 million as of December 31, 2011. Total debt as of December 31, 2012 was $1,010.5 million, including capital lease obligations, compared to $374.9 million as of December 31, 2011.

Outlook

Our financial results can vary significantly as a result of fluctuations in the market prices of molybdenum. World market prices for molybdenum have fluctuated historically and are affected by numerous factors beyond our control. During the fourth quarter of 2012, the average Platts Metals Week published price for molybdenum oxide was $11.17 per pound, compared to $11.93 per pound in the third quarter of 2012, $13.83 per pound in the second quarter of 2012 and $14.17 per pound in the first quarter of 2012. While the monthly average price for molybdenum oxide for January 2013 was higher than at December 31, 2012 (equaling $11.80 per pound as published by Platts Metals Week), since mid-January 2013, the monthly average price for molybdenum oxide has declined. We anticipate that the price for molybdenum oxide will continue to be volatile. Any significant weakness in demand for molybdenum or reduction in molybdenum prices may have a material adverse effect on our operating results, cash flows and financial condition.

In late December 2012 and thus far in 2013, we experienced and are experiencing tailings management issues associated with frozen water in the tailings pond. We have been unable to feed sufficient water from the tailings pond to the new mill on a consistent basis due to winter conditions, which has negatively impacted the rate and level of throughput of mined material to the mill and thus our production of molybdenum. We expect that these issues will have a negative effect on our production and financial results from the Endako Mine in the first quarter of 2013. As of the date of this report, we have made modifications to the piping of tailings to the pond and have instituted other tailings management procedures to address these issues to ensure the availability of a sufficient supply of water to the mill for the future winter seasons beyond 2013.

The key operating measures that management focuses on in operating our business are production, cash costs per pound produced and capital expenditures. We continually review our operating strategy as commodity market conditions change.

We increased molybdenum inventory throughout 2012 by approximately 5 million pounds as our production volume exceeded our sales contract volumes. This excess production is expected to be sold over the course of 2013.

We anticipate that the completion and start-up of Mt. Milligan will take place in the third quarter of 2013, with commercial production of copper and gold beginning in the fourth quarter of 2013. We expect average annual production to be higher during the first full 6 years of production (approximately 89 million pounds of copper and 262,000 ounces of gold both in concentrate), compared to annual life-of-mine production. We will provide production and cash cost guidance for 2014 once Mt. Milligan is operational.

	Years Ended December 31,
	2012 (Actual)	2013 (Estimated)	2014 (Estimated)
Molybdenum production (000's lb):(1)
TC Mine	16,238	20,000 - 22,000	17,000 - 19,000
Endako Mine (75% share)	6,191	7,500 - 8,500	10,500 - 11,500
Total molybdenum production (000's lb)	22,429	27,500 - 30,500	27,500 - 30,500
Cash cost ($/lb produced):(2)
TC Mine	$8.06	$ 4.75 - 5.75	$ 5.00 - 6.00
Endako Mine	15.42	10.75 - 12.25	9.00 - 10.50
Total cash cost ($/lb produced)	$10.09	$ 6.50 - 7.50	$ 6.50 - 7.75
Capital expenditures (in millions):
Mt. Milligan(3),(4),(5),(6)	$679.0	$ 370 - 390	—
Mt. Milligan permanent operations residence	—	$ 35 - 40	$ 5 - 10
Mt. Milligan operations	—	$ 20 - 30	$ 20 - 30
Endako mill expansion (TCM share)(3),(4)	78.4	—	—
TC and Endako Mines, Langeloth & other(3),(4)	38.5	15 - 20	30 - 40
Total capital expenditures	$795.9	$ 440 - 480	$ 55 - 80
_______________________________________________________________________________

(1)
Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide (“HPM”) from our share of production from the mines but exclude molybdenum processed from purchased product.

(2)
Weighted-average of the TC Mine and the Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and commissioning and start-up costs for the Endako mill. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility. See “Non-GAAP Financial Measures” for additional information.

(3)
Excludes capitalized interest and debt issuance costs of $45.8 million (net of the effect of the Endako Mine pre-tax asset write down) and excludes changes in accruals of $72.0 million for the year ended December 31, 2012. The 2012 amounts include our share of start-up and commissioning costs for the Endako mill of $5.5 million.

(4)	Canadian to US foreign exchange rate for 2013 and 2014 assumed at parity (C$1.00 = US$1.00).

(5)	Includes non-cash capital lease activity of $68.1 million.

(6)	Includes capital expenditures incurred during production ramp up.

Selected Consolidated Financial and Operational Information
(US$ in millions, except per share and per pound amounts)

	Three Months Ended December 31,		Years Ended December 31,
	2012	2011	2012	2011	2010
	(unaudited)
Financial Information
Revenues
Molybdenum sales	$95.0	$112.9	$386.8	$651.9	$578.6
Tolling, calcining and other	4.4	3.8	14.6	17.2	16.2
Total revenues	99.4	116.7	401.4	669.1	594.8
Costs and expenses
Cost of sales
Operating expenses	83.9	107.9	380.0	392.8	315.5
Depreciation, depletion and amortization	15.9	15.4	64.0	74.7	49.9
Total cost of sales	99.8	123.3	444.0	467.5	365.4
Selling and marketing	2.0	1.6	8.0	9.7	9.3
Accretion expense	0.7	0.5	2.3	1.9	1.5
Fixed asset impairment	530.5	—	530.5	—	—
General and administrative	7.0	6.3	27.6	26.5	21.9
Acquisition costs	—	—	—	—	12.9
Exploration	0.3	3.1	2.2	14.2	9.4
Total costs and expenses	640.3	134.8	1,014.6	519.8	420.4
Operating (loss) income	(540.9)	(18.1)	(613.2)	149.3	174.4
Other expense (income)	15.7	(9.1)	44.2	(154.0)	40.5
Income (loss) before income and mining taxes	(556.6)	(9.0)	(657.4)	303.3	133.9
Income and mining tax (benefit) expense	(72.2)	(9.8)	(111.1)	11.2	20.2
Net (loss) income	$(484.4)	$0.8	$(546.3)	$292.1	$113.7
Net (loss) income per share
Basic	$(2.87)	$—	$(3.24)	$1.75	$0.79
Diluted	$(2.87)	$—	$(3.24)	$1.73	$0.75
Cash (used) generated by operating activities	$(46.7)	$21.1	$(82.8)	$202.7	$157.4
Adjusted Non-GAAP Measures:(1)
Adjusted net (loss) income (1)	$(18.0)	$—	$(34.7)	$122.9	$163.3
Adjusted net (loss) income per share—basic(1)	$(0.11)	$—	$(0.20)	$0.74	$1.13
Adjusted net (loss) income per share—diluted(1)	$(0.11)	$—	$(0.20)	$0.73	$1.08
Operational Statistics
Mined molybdenum production (000's lb)(2)	7,747	4,310	22,429	28,345	32,577
Cash cost ($/lb produced)(3)	$6.58	$12.69	$10.09	$7.94	$6.07
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	5,490	5,368	18,147	31,806	29,072
Purchased and processed product	2,578	2,650	10,542	8,245	7,855
	8,068	8,018	28,689	40,051	36,927
Average realized sales price ($/lb)(1)	$11.77	$14.08	$13.48	$16.28	$15.67
_______________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)	Mined production pounds reflected are molybdenum oxide and HPM from our share of production from the mines (excludes molybdenum processed from purchased product).

(3)
Weighted-average of TC Mine and Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and commissioning and start-up costs for the Endako mill. The cash cost for TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility. See “Non-GAAP Financial Measures” for additional information.

Selected Consolidated Financial and Operational Information (Continued)
(US$ in millions, except per share and per pound amounts)

	As of December 31, 2012	As of December 31, 2011
Cash and cash equivalents	$526.8	$294.5
Total assets	$3,410.2	$2,994.2
Total debt, including capital lease obligations	$1,010.5	$374.9
Total liabilities	$2,008.3	$1,264.7
Shareholders' equity	$1,401.9	$1,729.5
Shares outstanding (000's)	168,727	167,964

Summary of Quarterly Results
(US$ in millions, except per share and per pound amounts—unaudited)

	Dec 31 2012	Sep 30 2012	Jun 30 2012	Mar 31 2012	Dec 31 2011	Sep 30 2011	Jun 30 2011	Mar 31 2011
Financial Information
Revenues	$99.4	$74.9	$113.5	$113.6	$116.7	$154.8	$190.9	$206.7
Operating (loss) income	$(540.9)	$(37.4)	$(18.4)	$(16.5)	$(18.1)	$22.4	$69.1	$75.9
Net (loss) income	$(484.4)	$(48.2)	$(14.8)	$1.1	$0.8	$45.6	$116.8	$128.9
(Loss) income per share:
—basic	$(2.87)	$(0.29)	$(0.09)	$0.01	$—	$0.27	$0.70	$0.78
—diluted	$(2.87)	$(0.29)	$(0.09)	$0.01	$—	$0.27	$0.68	$0.73
Cash generated (used) by operating activities	$(46.7)	$(18.8)	$(20.4)	$3.1	$21.1	$51.4	$53.6	$76.6
Adjusted Non-GAAP Measures(1)
Adjusted net (loss)income (1)	$(18.0)	$(1.2)	$(16.7)	$1.2	$—	$3.6	$56.4	$62.9
Adjusted net (loss) income per share(1)
—basic(1)	$(0.11)	$(0.01)	$(0.10)	$0.01	$—	$0.02	$0.34	$0.38
—diluted(1)	$(0.11)	$(0.01)	$(0.10)	$0.01	$—	$0.02	$0.33	$0.36
Operational Statistics
Mined molybdenum production (000's lb)	7,747	6,139	4,119	4,424	4,310	3,696	10,010	10,329
Cash cost ($/lb produced)(1)	$6.58	$9.46	$14.57	$12.95	$12.69	$15.62	$5.74	$5.37
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	5,490	3,280	4,506	4,871	5,368	7,426	8,952	10,060
Purchased and processed product	2,578	2,369	3,028	2,567	2,650	2,191	1,824	1,580
	8,068	5,649	7,534	7,438	8,018	9,617	10,776	11,640
Average realized sales price ($/lb)(1)	$11.77	$12.85	$14.55	$14.74	$14.08	$15.64	$17.28	$17.39
___________________________________________________________________

(1)	See "Non-GAAP Financial Measures" for the definition and reconciliation of these non-GAAP measures.
Financial Review
Three Months Ended December 31, 2012 (Unaudited)
Net (Loss) Income
Net loss for the fourth quarter of 2012 was $484.4 million, or $2.87 per share, compared to net income of $0.8 million, or nil per share for the fourth quarter of 2011. The net loss in the fourth quarter of 2012 was the result of a $530.5 million pre-tax non-cash write down of our share of the property, plant, equipment and development assets at the Endako Mine partially offset by an income tax benefit. Additionally, lower average realized sales prices on molybdenum sold, unfavorable foreign currency fluctuations and higher interest expense due to the termination of our revolving credit facility negatively impacted the quarter compared with the comparable period in 2011, as discussed below.
Non-GAAP adjusted net loss for the fourth quarter of 2012 (excluding the Endako Mine asset write down, net of tax impacts) was $18.0 million, or $0.11 per share. Non-GAAP adjusted net income (loss) for the fourth quarter of 2011 (which excludes the non-cash unrealized gain on the warrants) was nil, or nil per share. See "Non-GAAP Financial Measures" below for the definition and reconciliation of adjusted net income.
Revenues
Revenues in the fourth quarter of 2012 were $99.4 million, down 14.8% compared to revenue in the fourth quarter of 2011 primarily as a result of lower average realized sales prices. The average realized sales price for molybdenum in the fourth quarter of 2012 was $11.77 per pound, which was $2.31 per pound, or 16.4%, lower than the fourth quarter of 2011.
We sold approximately 8.1 million and 8.0 million pounds of molybdenum, respectively, in the fourth quarters of 2012 and 2011, of which 5.5 million pounds and 5.4 million pounds, respectively, were from our mines.
Operating Expenses
Operating expenses for the fourth quarter of 2012 were $83.9 million, which were down 22.2% from the same quarter in 2011. The decrease in operating expenses in the fourth quarter of 2012 was driven by lower costs at the TC Mine due to the suspension of waste stripping activities and mining of significantly higher grade ore compared with 2011 due to the planned mine pit sequencing discussed above. Partially offsetting this decline was the operating expense portion of the lower-of-cost-or-market product inventory write downs of $10.1 million in the fourth quarter of 2012. Operating expenses in the fourth quarter of 2011 were impacted by lower-of-cost-or-market product inventory write downs of $4.1 million and a write down of surplus and obsolete materials and supplies inventory of $1.9 million.
The non-GAAP financial measure of cash cost per pound produced from our mines was $6.58 per pound in the fourth quarter of 2012 compared to $12.69 per pound for the same quarter in 2011. Cash cost per pound produced was lower in the fourth quarter of 2012 primarily as a result of lower cash costs at the TC Mine. Cash costs at the TC Mine in the fourth quarter of 2012 were lower due to the absence of costs for waste stripping and higher production from a significantly higher ore grade, as discussed above. These declines in cash costs were partially offset by higher cash costs at the Endako Mine associated with lower-than-expected recoveries from the new mill. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced.
Depreciation, Depletion and Amortization Expense
Depreciation, depletion and amortization expense in the fourth quarter of 2012 was $15.9 million compared to $15.4 million in the fourth quarter of 2011. During the fourth quarter of 2011, there was $1.2 million of accelerated depreciation for the old mill at the Endako Mine, which was depreciated down to salvage value as of the first quarter of 2012. Additionally, the 2012 and 2011 fourth quarters included lower-of-cost-or-market product inventory write downs of $6.5 million and $2.2 million, respectively. On a per pound sold basis, depreciation, depletion and amortization increased slightly in the fourth quarter of 2012 compared to the fourth quarter of 2011 as a result of higher depreciation of the new mill at the Endako Mine, which was completed in the first quarter of 2012, which was partially offset by the accelerated depreciation of the old mill at the Endako Mine in the fourth quarter of 2011.
General and Administrative Expense
General and administrative expense in the fourth quarter of 2012 was $7.0 million, which increased $0.7 million compared to the fourth quarter of 2011. General and administrative expense for the fourth quarter of 2012 and 2011 included $0.8 million of stock-based compensation expense. Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based award applies.
Exploration Expense
Exploration expense for the fourth quarter of 2012 was $0.3 million compared to $3.1 million for the fourth quarter of 2011. The current quarter exploration expense includes $0.1 million for the Berg property and $0.1 million for property payments on the Davidson property with the remaining $0.1 million related to other exploration activity. The 2011 exploration expenses included $1.8 million for the Berg property, $1.0 million of exploration drilling expenditures at TC Mine, $0.2 million for certain property payments, and $0.1 million at the Endako Mine (reflecting our 75% share).
Asset Impairments
Given the significant decline in molybdenum prices during 2012 and the performance of our two mines, we closely monitored and evaluated potential write downs throughout the year. During the fourth quarter of 2012, both management's view of future molybdenum prices and the long-term analyst view of molybdenum prices were adjusted downward. In addition, due to certain operational issues at Endako Mine, as discussed in "Overview," we revised our operating plan for Endako for 2013, and these revisions impacted the Endako life-of-mine plan. Combined, these events constituted a triggering event, requiring us to evaluate our long-lived assets for impairment in the fourth quarter. This evaluation indicated that the anticipated undiscounted cash flows from the Endako Mine assets were less than their carrying values. As a result, we were required, under US GAAP, to measure the impairment loss by comparing the carrying values of the Endako Mine assets to their discounted estimated future cash flows. This evaluation resulted in a pre-tax non-cash write down of our share of the Endako property, plant, equipment and development assets of $530.5 million in the fourth quarter of 2012. Our remaining share of the property, plant, equipment and development assets was $189.5 million as of December 31, 2012, which represents our share of the fair values of Endako Mine assets. Our impairment analysis did not result in any other long-lived asset impairments as of December 31, 2012. However, there can be no assurance that there will not be further asset write downs if we continue to experience operational challenges and/or if commodity prices further decline. See "Overview" for further discussion of the Endako Mine.

Interest and Finance Fees

Following the termination of our revolving credit facility in the fourth quarter of 2012, we expensed $7.1 million in previously capitalized deferred financing fees related to the facility. As a result, interest and finance fees increased to $8.3 million in the fourth quarter of 2012 compared to $1.2 million in the fourth quarter of 2011. In the fourth quarter of 2012, we capitalized $12.3 million of interest and debt issuance costs.

Foreign Exchange Gains and Losses

For the fourth quarter of 2012, we recognized a $7.8 million foreign exchange loss compared to a foreign exchange gain of $8.7 million in the fourth quarter of 2011. During the fourth quarter of 2012, the C$ strengthened against the US$, which resulted in an unrealized foreign exchange loss of $8.1 million on intercompany notes that are denominated in a different currency than their measurement currency. The offsetting exchange gain was the result of C$ cash balances that have the US$ as their measurement currency and US$ payables and receivables that have the C$ as their measurement currency. The fourth quarter of 2011 foreign exchange gain of $8.7 million was the result of an unrealized foreign exchange gain of $6.6 million on intercompany notes that are denominated in a different currency than their measurement currency and an unrealized foreign exchange gain of $3.7 million on foreign currency derivative instruments. The remaining exchange loss was the result of C$ cash balances that have the US$ as their measurement currency and on US$ payables and receivables that have the C$ as their measurement currency.

The foreign exchange rate averaged US$1.00 = C$0.99 for the fourth quarter of 2012 compared to an average rate of US$1.00 = C$1.02 for the same period in 2011.

Income and Mining Tax (Benefit) Expense

For the fourth quarter of 2012, we had a net tax benefit of $72.2 million compared to a net tax benefit of $9.8 million for the fourth quarter of 2011. The tax benefit for the fourth quarter of 2012 was primarily impacted by the impairment of our share of the assets at the Endako Mine. As a result of the asset impairment, we recognized a tax benefit of $183.3 million through a reduction of our associated deferred tax liabilities. However, we also recognized a valuation allowance, in part as a result of the asset impairment, which reduced our net tax benefit on the Endako Mine deferred tax assets by $119.2 million. The tax benefit for the fourth quarter of 2011 was impacted by the non-cash unrealized gain on common stock purchase warrants, which did not generate any income tax expense, and the US percentage depletion benefit.

Prior to the fourth quarter of 2012, in assessing the need for a valuation allowance related to the Endako Mine, we considered the reversal of our taxable temporary differences as a source of taxable income in order to fully realize all of the related benefits associated with the Endako Mine deferred tax assets. With the asset impairment charge in the fourth quarter of 2012, the associated taxable temporary differences were reduced. As a result, we concluded in the fourth quarter that a portion of our deferred tax assets related to the Endako Mine will not be realized due to a lack of reversing taxable temporary differences.
Three Years Ended December 31, 2012
Net (Loss) Income
Net loss for the year ended December 31, 2012 was $546.3 million, or $3.24 per share, compared to net income of $292.1 million, or $1.73 per share, for the year ended December 31, 2011 and net income of $113.7 million, or $0.75 per share, for the year ended December 31, 2010. The net loss for 2012 was the result of a $530.5 million pre-tax non-cash write down of our share of the property, plant, equipment and development assets at the Endako Mine and a $47.0 million impairment of goodwill. Additionally, results for the year ended December 31, 2012 were negatively impacted by lower sales volume, lower average realized sales prices and higher cash costs in the period, as discussed below. Net loss for the year ended December 31, 2012 also included lower-of-cost-or-market product inventory write downs of $73.8 million, or $0.44 per share, compared to lower-of-cost-or-market product inventory write downs of $24.9 million, or $0.15 per share, in 2011. In 2010, the market value of our inventory exceeded the carrying value and there were no lower-of-cost-or-market write downs. In addition, net loss for the year ended December 31, 2012 included a non-cash unrealized gain on common stock purchase warrants of $1.8 million, or $0.01 per share, compared to a non-cash unrealized gain on common stock purchase warrants of $169.2 million, or $1.00 per share, in 2011 and a non-cash unrealized loss on common stock purchase warrants of $49.6 million, or $0.33 per share in 2010. The non-cash unrealized gains and losses on common stock purchase warrants for the years ended December 31, 2012, 2011 and 2010 were the result of a requirement under US GAAP to account for outstanding common stock purchase warrants as a derivative, with changes in the fair market value recorded in net income. All warrants had been exercised or expired as of June 30, 2012.
Net loss for the year ended December 31, 2012 also included gains on foreign exchange of $12.2 million, or $0.07 per share, which were primarily unrealized gains. Net income for the year ended December 31, 2011 included losses on foreign exchange of $13.1 million, or $0.08 per share, which were primarily unrealized losses, compared to realized foreign exchange gains of $7.4 million, or $0.05 per share, in 2010.
Non-GAAP adjusted net loss for the year ended December 31, 2012 (excluding the Endako Mine asset write down (net of tax effect), the goodwill impairment and non-cash unrealized gain on the warrants) was $34.7 million, or $0.20 per share. Non-GAAP adjusted net income for the year ended December 31, 2011 (excluding the non-cash unrealized gain on the warrants) was $122.9 million, or $0.73 per share. Non-GAAP adjusted net income for the year ended December 31, 2010 (excluding the non-cash unrealized loss on the warrants) was $163.3 million, or $1.08 per share. The decrease in non-GAAP adjusted net loss in 2012 compared to 2011 was primarily the result of lower sales volumes, lower average realized molybdenum prices and higher cash costs per pound produced. The decrease in non-GAAP adjusted net income for the year ended December 31, 2011 compared to the same period in 2010 was primarily the result of higher operating expenses related to planned mine pit sequencing resulting in lower ore grades and lower production at our TC Mine and lower-of-cost-or-market product inventory write downs of $24.9 million, which were partially offset by slightly higher sales volumes and higher average realized molybdenum prices. See "Non-GAAP Financial Measures" below for the definition and reconciliation of adjusted net (loss) income.
Revenue
Revenue for the year ended December 31, 2012 was $401.4 million, a decrease of 40.0% compared to 2011, driven by lower sales volumes and lower average realized sales prices. During 2012, we sold 28.7 million pounds of molybdenum, which was 11.4 million pounds less than the volume sold in 2011. Declines in volume were the result of lower production at the TC Mine due to lower grade ore as a result of planned mine pit sequencing and lower grade and recoveries at the Endako Mine. The average realized sales price for molybdenum in 2012 was $13.48 per pound, which was $2.80 per pound lower than in 2011. Tolling, calcining and other revenue, including revenue from toll roasted material for third parties, was $14.6 million in 2012, a decrease of $2.6 million compared to $17.2 million in 2011 as a result of the planned temporary shutdown of the Langeloth facility for scheduled repairs and maintenance activities.
Revenue for the year ended December 31, 2011 was $669.1 million, which was 12.5% higher than 2010 revenue. The increase in revenue resulted from higher sales volumes and higher average realized sales prices. We sold 40.1 million pounds of molybdenum in 2011, which was 3.1 million pounds more than the volume sold in 2010. Higher sales volume in 2011 resulted primarily from a draw-down of mined production inventory from the TC Mine and Endako Mine, and partly from higher sales volume of third-party product that was purchased and sold. The average realized sales price for molybdenum in 2011 was $16.28 per pound, which was $0.61 per pound higher compared to the average realized sales price for molybdenum in 2010. Revenue from toll roasted material for third parties was $17.2 million in 2011, an increase of $1.0 million compared to $16.2 million in 2010, primarily as a result of higher market demand.
Operating Expenses
Operating expenses in 2012 were $380.0 million, down $12.8 million, or 3.3%, compared to the same period in 2011. The decrease in operating expenses in 2012 was primarily the result of lower sales volume, partially offset by lower-of-cost-or-market product inventory write downs of $52.6 million in the 2012 period (of which $14.4 million related to US inventory and $38.2 million related to Endako Mine inventory) compared to lower-of-cost-or-market product inventory write downs in the 2011 period of $17.3 million (of which $11.5 million related to US inventory and $5.8 million related to Endako Mine inventory), respectively. The TC Mine inventory write downs in the 2012 and 2011 periods was the result of planned mine pit sequencing from Phase 6 to Phase 7, which resulted in significantly higher waste removal costs and lower grade ore in the last half of 2011 and first nine months of 2012, which, in turn, reduced production and increased cash costs per pound produced at the TC Mine. The Endako Mine inventory write down in the 2012 period was primarily due to higher unit cash costs caused by lower production as a result of lower-than-anticipated ore grades and mill recoveries of molybdenum.
The non-GAAP financial measure of cash cost per pound produced from our mines increased in 2012 to $10.09 per pound from $7.94 per pound in 2011, driven by increased cash costs at both the Endako Mine and the TC Mine. Cash cost per pound produced at the Endako Mine in 2012 increased as a result of lower-than-planned production due to lower ore grade and mill recovery rates, as discussed previously. The exchange rate averaged US$1.00 = C$1.00 for 2012 compared to an average rate of US$1.00 = C$0.99 in 2011. For 2012, the TC Mine cash costs included stripping costs of $28.6 million, or $1.76 per pound produced, compared to stripping costs of $53.3 million, or $2.50 per pound produced, in 2011. At the TC Mine, cash cost per pound produced in 2012 increased due to the planned mine pit sequencing, lower ore grades and the necessary removal of overburden waste during the last half of 2011 and the first nine months of 2012, partially offset by the absence of waste stripping costs in the fourth quarter of 2012. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced.
Operating expenses in 2011 were $392.8 million, up $77.3 million, or 24.5%, compared to the same period in 2010. The increase in operating expenses in 2011 was primarily the result of the waste stripping activities at our TC Mine, higher sales volume, an increase in higher-cost third-party molybdenum that was purchased, processed, and sold, and lower-of-cost-or-market product inventory write downs of $17.3 million for both mines.
The non-GAAP financial measure of cash cost per pound produced from our mines increased in 2011 to $7.94 per pound from $6.07 per pound in 2010. The increase in the 2011 cash cost per pound produced was due to lower production and higher costs at the TC Mine in the second half of 2011 associated with the planned mine pit sequencing that resulted in increased waste stripping activities, lower grade ore and lower mill recovery rates, which were substantially offset by record production and higher ore grades and mill recovery rates at TC Mine in the first half of 2011. The cash costs in 2011 included stripping costs of $53.3 million, or $2.50 per pound produced, compared to stripping costs of $26.0 million, or $1.04 per pound produced in 2010. In addition, cash cost per pound produced at the Endako Mine was higher in 2011 primarily as a result of higher repairs and maintenance costs to crushing and conveying systems and milling equipment. Operating expenses at the Endako Mine were also impacted by unfavorable foreign exchange rates converting C$ costs to US$. The foreign exchange rate averaged US$1.00 = C$0.99 in 2011 compared to an average rate of US$1.00 = C$1.03 in 2010. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced.
Depreciation, Depletion and Amortization Expense
Depreciation, depletion and amortization expense in 2012 was $64.0 million, a decrease of $10.7 million, or approximately 14.3%, compared to 2011. This decrease was primarily attributable to lower molybdenum pounds sold from our mines. During 2011, there was $6.1 million of accelerated depreciation for the old mill at the Endako Mine, which was depreciated down to salvage value as of the first quarter of 2012. On a per pound sold basis, depreciation, depletion and amortization increased in 2012 compared to 2011 as a result of higher depreciation on the new mill at the Endako Mine, which was completed in the first quarter of 2012. Included in 2012 depreciation, depletion and amortization expense is $21.2 million in lower-of-cost-or-market product inventory write downs, of which $1.2 million related to US inventory and $20.0 million related to Endako Mine inventory. In 2011, depreciation depletion and amortization expense included $7.6 million in lower-of-cost-or-market product inventory write downs, of which $0.8 million related to US inventory and $6.8 million related to Endako Mine inventory. These inventory write downs are discussed further in "Operating Expenses" above.
Depreciation, depletion and amortization expense in 2011 was $74.7 million, an increase of $24.8 million, or approximately 49.7%, compared to 2010. The increase in 2011 primarily resulted from higher molybdenum sales from our mines in 2011, the depreciation of new mining equipment placed into service since December 31, 2010, and product inventory lower-of-cost-or-market write downs. Product inventory costs include depreciation, depletion and amortization.
General and Administrative Expense
General and administrative expense in 2012 was $27.6 million, compared to $26.5 million and $21.9 million in 2011, and 2010, respectively. General and administrative expense in 2012, 2011 and 2010 included $3.9 million, $4.4 million and $3.9 million, respectively, of non-cash stock-based compensation expense. Excluding the effects of stock-based compensation, general and administrative expense increased each year as a result of higher compensation costs associated with additional employees hired as well as increased strategic and other consulting expenses.
Acquisition costs
Acquisition costs of $12.9 million in 2010 related to investment banking fees, legal and consulting costs associated with the Terrane acquisition.

Exploration Expense
Exploration expense in 2012 was $2.2 million, compared to $14.2 million and $9.4 million in 2011 and 2010, respectively. The 2012 expenses were composed of: $1.1 million for the Berg property; exploration drilling activities at TC Mine, Endako Mine and Mt. Milligan of $0.2 million, $0.3 million (our 75% share) and $0.1 million, respectively; and $0.5 million for property payments on the Davidson property. The 2011 expenses included $2.9 million of expenditures under the now-terminated option agreement relating to the Mount Emmons project, $5.2 million for a scoping study for the Berg property, exploration drilling activities at TC Mine, Endako Mine and Mt. Milligan of $3.1 million, $1.4 million (reflecting our 75% share) and $1.0 million, respectively, $0.5 million for property payments on the Davidson property with the remaining $0.1 million related to other exploration activity. The 2010 exploration expenses were comprised of $4.7 million under the now terminated option agreement relating to the Mount Emmons project; exploration drilling activities at the TC Mine, Endako Mine and Mt. Milligan of $1.4 million, $1.1 million (reflecting our 75% share) and $1.1 million, respectively; $0.5 million for property payments on the Davidson property; and the remaining $0.6 million related to other exploration activity.
Asset Impairments
Given the significant decline in molybdenum prices during 2012 and the performance of our two mines, we closely monitored and evaluated potential write downs throughout the year. During the third quarter of 2012, we suspended waste stripping activity associated with the next phase of production at TC Mine. This decision and the decline in molybdenum prices represented significant changes in our business, requiring us to evaluate for potential impairments on an enterprise-wide basis at September 30, 2012. For purposes of the impairment evaluation, management considered estimates of after-tax discounted future cash flows of the individual reporting units, life-of-mine plans developed using long-term analyst pricing reflective of the then-current price environment, management's projections for operating costs and the market value of our equity. As a result of this evaluation, an impairment charge of $47.0 million, representing the remaining balance of goodwill, was recorded.

During the fourth quarter of 2012, both management's view of future molybdenum prices and the long-term analyst view of molybdenum prices were adjusted further downward. In addition, due to certain operational issues at Endako Mine, as discussed in "Overview," we revised our operating plan for Endako for 2013, and these revisions impacted the Endako life-of-mine plan. Combined, these events constituted a triggering event, requiring us to evaluate our long-lived assets for impairment. In accordance with US GAAP, potential long-lived asset impairments are assessed pursuant to a two-step approach. In evaluating potential long-lived asset impairments, the first step compares the carrying value of the reporting unit to its fair value computed using undiscounted estimated future cash flows from the reporting unit. If the carrying value of the assets being tested is greater than the undiscounted cash flows from that asset, then step two requires that we evaluate those assets for impairment. The amount of the impairment is recorded based on the difference between the book value and the estimated fair value of the asset computed using discounted estimated future cash flows. While the Endako Mine assets were evaluated during third quarter, no impairment loss on the Endako assets was taken during the third quarter as the anticipated undiscounted cash flows from the Endako Mine assets exceeded their carrying values (step 1). After the fourth quarter triggering event, this evaluation indicated that the anticipated undiscounted cash flows from the Endako Mine assets (step 1) were less than their carrying values. As a result, we were required, under US GAAP, to measure the impairment loss (step 2) by comparing the carrying values of the Endako Mine assets to their discounted estimated future cash flows. This evaluation resulted in a pre-tax non-cash write down of our share of the Endako property, plant, equipment and development assets of $530.5 million in the fourth quarter of 2012. Our impairment analysis did not result in any other long-lived asset impairments as of December 31, 2012. However, there can be no assurance that there will not be further asset write downs if we continue to experience operational challenges and/or if commodity prices further decline.

There were no asset or goodwill impairment charges in 2011 or 2010.
Interest and Finance Fees
Interest and finance fees of $12.8 million in 2012 were composed of approximately $2.7 million of commitment fees incurred on the unused revolving credit facility prior to its termination, $9.5 million of debt issuance cost amortization which included $7.1 million due to the expensing of previously capitalized deferred financing fees for the termination of our revolving credit facility, and $0.6 million of interest on the mobile mining equipment loans. In 2012, we capitalized interest and debt issuance costs totaling $45.8 million.
Interest and finance fees of $5.2 million in 2011 were composed of approximately $2.3 million of commitment fees on the unused $300.0 million revolving credit facility, $2.1 million of debt issuance cost amortization and $0.8 million of interest on the mobile mining equipment loans. In 2011, we capitalized interest and debt issuance costs totaling $16.8 million.

Interest and finance fees of $0.9 million in 2010 were composed of approximately $0.6 million of interest expense on equipment loans, and the amortization of $0.3 million of deferred debt issuance costs and commitments fees on the unused $290.0 million revolving credit facility.
Foreign Exchange Gains and Losses
During 2012, we recognized a foreign exchange gain of $12.2 million compared to a foreign exchange loss of $13.1 million in 2011 and a foreign exchange gain of $7.4 million in 2010. During 2012, the US$ weakened against the C$, which resulted in an unrealized foreign exchange gain of $13.3 million on intercompany notes that are denominated in a different currency than their measurement currency and an unrealized foreign exchange loss of $1.7 million on foreign currency derivative instruments. The remaining foreign exchange gain was the result of C$ cash balances that have the US$ as their measurement currency and on US$ payables and receivables that have the C$ as their measurement currency.
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
For 2010, the foreign exchange gain was primarily the result of a $4.6 million foreign exchange gain from the settlement of an intercompany note from Canadian operations related to the Terrane acquisition. In addition, a gain of $2.9 million on foreign exchange derivative instruments was recognized in 2010.
The foreign exchange rate was US$1.00 = C$0.99 at December 31, 2012 compared to US$1.00 = C$1.02 at December 31, 2011 and US$1.00 = C$0.99 at December 31, 2010.
Income and Mining Tax (Benefit) Expense
Income and mining tax benefit was $111.1 million in 2012 compared to income and mining tax expense of $11.2 million and $20.2 million in 2011 and 2010, respectively. The tax benefit for the twelve months ended December 31, 2012 was primarily impacted by the asset impairment which resulted in the recognition of a tax benefit of $183.3 million through a reduction of our associated deferred tax liabilities. However, we also recognized a valuation allowance, in part, as a result of the asset impairment, which reduced our net tax benefit on the Endako Mine deferred tax assets by $119.2 million. Prior to 2012, in assessing the need for a valuation allowance related to the Endako Mine, we considered the reversal of our taxable temporary differences as a source of taxable income in order to fully realize all of the related benefits associated with the Endako Mine deferred tax assets. With the asset impairment charge in 2012, the associated taxable temporary differences were reduced. As a result, we concluded in the fourth quarter of 2012 that a portion of our deferred tax assets related to the Endako Mine will not be realized due to a lack of reversing taxable temporary differences.
In addition, the net tax benefit for the twelve months ended December 31, 2012 was also impacted by the goodwill impairment, which did not generate any income tax benefit, the US percentage depletion benefit, and an immaterial correction of $1.8 million related to the British Columbia mineral tax associated with our share of the expansion costs at the Endako Mine from the quarter ended December 31, 2011.
The tax expense for the twelve months ended December 31, 2011 was impacted by the non-cash unrealized gain on common stock purchase warrants, which did not generate any income tax expense, and the US percentage depletion benefit. The tax expense for 2010 benefited from a net refund of $7.1 million of certain state income taxes related to state tax planning, a realization of alternative minimum tax credits which resulted in a $2.9 million reduction of the related valuation allowance (due to a tax election related to the treatment of development costs) and an out-of-period adjustment of $4.5 million due to a difference between the 2009 income tax provision and the 2009 tax return, whereby we realized an additional net operating loss carry-back.
Segment Discussion
TCM has reportable segments, based on products and geography: US Operations Molybdenum, Canadian Operations Molybdenum and Copper-Gold (Development). The US Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the TC Mine and the Langeloth Facility, as well as all roasting and sales of third-party purchased material. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Copper-Gold (Development) segment includes all development expenditures and development site administration from Mt. Milligan. The following discussion presents operating and financial results for the three months ended December 31, 2012 and 2011, and years ended December 31, 2012, 2011 and 2010 for each reportable segment.

US Operations Molybdenum
Thompson Creek Mine (TC Mine)
The table that follows summarizes TC Mine's operating and financial results for the three months ended December 31, 2012 and 2011, and years ended December 31, 2012, 2011 and 2010:

	Three Months Ended December 31,		Years Ended December 31,
(Unaudited)	2012	2011	2012	2011	2010
Operational Statistics
Mined (000's ore tons)	2,956	3,501	13,698	7,610	10,343
Milled (000's tons)	2,515	2,657	10,258	10,398	10,128
Grade (% molybdenum)	0.126	0.057	0.088	0.116	0.139
Recovery (%)	93.1	81.6	90.5	84.6	89.9
Molybdenum production (000's lb)(1)	5,970	2,527	16,238	21,368	25,071
Cash cost ($/lb produced)(2)	$4.59	$13.05	$8.06	$6.66	$5.20
Molybdenum sold (000's lb)	3,676	3,996	11,643	25,471	22,284
Average realized sales price ($/lb)	$11.89	$13.94	$13.71	$16.42	$15.67
_______________________________________________________________________________

(1)	Mined molybdenum production pounds reflected are molybdenum oxide and HPM.

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

Molybdenum Production and Cash Costs
In an effort to reduce costs at the TC Mine, given recent declines in molybdenum prices and projected operating costs at TC Mine for 2015 and thereafter, in October 2012, we suspended waste stripping activity associated with the next phase of production at the TC Mine, referred to as Phase 8. We expect this revision to the mine plan to defer approximately $100 million in operating costs and $8 - $9 million in capital expenditures through year-end 2014. Mining operations and production are expected to continue as planned through 2014 in the current Phase 7 of the mine. We also expect to preserve the assets at TC Mine to enable us to restart waste stripping of Phase 8 of the mine plan when market conditions warrant. If waste stripping has not recommenced by 2015, we expect that the mine would be placed on care and maintenance at such time. If management commits to a plan to put the mine on care and maintenance, depreciation expense and asset values will be adjusted in accordance with applicable accounting rules.

Molybdenum production from the TC Mine was 6.0 million pounds in the fourth quarter of 2012, up 136% from 2.5 million pounds produced in the fourth quarter of 2011. Production for the fourth quarter of 2011 was negatively impacted by the planned mine pit sequencing, transitioning into Phase 7 of the mine plan in the second half of 2011, which included waste stripping activities and mining significantly lower grade ore and, consequently, lower mill throughput. During the third quarter of 2012, TC Mine began accessing the higher grade ore from Phase 7, which resulted in higher production, and higher mill recovery, compared to the fourth quarter of 2011.

For 2012, molybdenum production from the TC Mine was 16.2 million pounds, down 24% from 21.4 million pounds produced during 2011. During the first half of 2011, due to the planned mine pit sequencing, TC Mine was mining high grade ore primarily in the bottom of the pit. Beginning in the third quarter of 2011, TC Mine transitioned from the bottom of the pit to the top of the pit, commencing waste stripping activities and mining lower grade ore from Phase 7 of the mine plan. As a result, for the full year of 2012 compared to the full year of 2011, production was lower primarily due to the significantly lower ore grade. Additionally, production in the second and third quarter of 2012 was negatively impacted by a pit wall slough in May 2012, which was more than offset by the mining of higher grade ore from Phase 7 in the fourth quarter of 2012. Partly offsetting lower production in 2012, the mill recovery rate improved in 2012 versus 2011 mainly due to the absence of oxidized ore that was processed in 2011 (which lowered recovery in 2011), and continuous improvement initiatives implemented by the mill staff in 2012.
The TC Mine had record molybdenum production in 2010 and the first half of 2011 due to the planned mine pit sequencing and the mining of high grade ore primarily in the bottom of the pit during these periods. In 2011, the TC Mine produced 21.4 million pounds, down approximately 15% from a record 25.1 million pounds produced during 2010. The overall lower production for 2011 was primarily the result of significantly lower production in the second half of 2011 due to the lower-grade ore and a lower mill recovery rate associated with the planned mine pit sequencing, which somewhat offset record production in the first half of 2011.
The non-GAAP financial measure of cash cost per pound produced of $4.59 per pound in the fourth quarter of 2012 was significantly lower than $13.05 per pound in the fourth quarter of 2011. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced. The cash costs for the fourth quarter of 2012 were lower due to higher production and lower stripping costs as a result of the mine plan changes in 2012 discussed above. The cash costs in the fourth quarter of 2012 included stripping costs of $1.2 million, or $0.19 per pound produced, compared to stripping costs of $10.1 million, or $3.99 per pound produced, in the fourth quarter of 2011.
The non-GAAP financial measure of cash cost per pound produced in 2012 increased 21% to $8.06 per pound compared to $6.66 per pound in 2011. The cash costs in 2012 included stripping costs of $28.6 million, or $1.76 per pound produced, compared to stripping costs of $53.3 million, or $2.50 per pound produced, in 2011. The increase in cash cost in 2012 primarily resulted from the impact of significantly lower ore grade and production as a result of the continued transitioning into Phase 7 of the mine plan in 2012 compared to the higher grade ore mined in the first half of 2011, prior to such transition as discussed above. Additionally, during 2012, TC Mine incurred costs associated with a new access road to work around the pit wall slough. Lower stripping costs in 2012 compared to 2011 resulted from a higher volume of waste material moved in 2011 related to Phase 7, as discussed previously. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced.
The cash cost per pound produced in 2011 increased 28.1% to $6.66 per pound compared to $5.20 per pound in 2010 primarily due to lower production and higher costs in the second half of 2011 associated with the planned mine pit sequencing, increased waste stripping activities and the lower grade ore and mill recovery rates, which was partially offset by record production and higher ore grades and mill recovery rates at the TC Mine in the first half of 2011. The cash costs in 2011 included stripping costs of $53.3 million, or $ 2.50 per pound produced, compared to stripping costs of $26.0 million, or $1.04 per pound produced, in 2010. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced.
Molybdenum Sold
Molybdenum pounds sold from the TC Mine in the fourth quarter of 2012 was 3.7 million pounds, which was down 8% from 4.0 million pounds sold in the fourth quarter of 2011. Lower sales volumes in 2012 were mainly the result of lower production in the first half of 2012 due to planned stripping activities at the TC Mine. As a result of such anticipated lower production in the first half of 2012, we entered into annual sales contracts for lower volumes of product, as compared to 2011, and supplemented production in the first half of 2012 with purchased product. Also contributing to lower sales volumes in the fourth quarter of 2012 was a weaker spot market in the second half of 2012 compared to the same period in 2011, which in turn led to a build-up of inventory in the second half of 2012. The average realized sales price in the fourth quarter of 2012 was $11.89 per pound, which was down approximately 15% from the fourth quarter of 2011 average realized sales price of $13.94 per pound. During the fourth quarter of 2011, sales included deliveries against certain forward sales contracts related to Phase 6 production at TC Mine of approximately 0.5 million pounds at an average realized sales price of $9.70 per pound. No similar deliveries under these contracts occurred in 2012 as all sales under these agreements were completed in 2011.
For 2012, TC Mine sold 11.6 million pounds of molybdenum at an average realized sales price of $13.71 per pound, compared to 25.5 million pounds sold at an average realized sales price of $16.42 per pound in 2011. Lower sales volumes in 2012 were mainly the result of lower production in the first half of 2012 due to planned stripping activities at the TC Mine for the reasons stated above. During 2011, sales included deliveries against certain forward sales contracts related to Phase 6 production at TC Mine of approximately 1.9 million pounds at an average realized sales price of $10.51 per pound. No similar deliveries under these contracts occurred in 2012 as all sales under these agreements were completed in 2011.
In 2011, TC Mine sold 25.5 million pounds of molybdenum at an average realized sales price of $16.42 per pound, compared to 22.3 million pounds at an average realized sales price of $15.67 per pound in 2010. During 2011, sales included deliveries under certain forward sales contracts related to Phase 6 production at TC Mine of approximately 1.9 million pounds at an average realized sales price of $10.51 per pound compared to approximately 1.5 million pounds at an average realized sales price of $10.53 per pound in 2010.

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
The following is a summary of the Langeloth Facility's operating results for the three months ended December 31, 2012 and 2011, and years ended December 31, 2012, 2011 and 2010:

	Three Months Ended December 31,		Years ended December 31,
(Unaudited)	2012	2011	2012	2011	2010
Operational Statistics
Molybdenum sold from purchased product (000's lb)	2,578	2,650	10,542	8,245	7,855
Realized price on molybdenum sold from purchased product ($/lb)	$11.79	$14.30	$13.50	$15.95	$15.75
Toll roasted and upgraded molybdenum processed (000's lb)	1,937	1,843	6,296	7,071	5,703
Roasted metal products processed (000's lb)	3,842	2,155	12,153	17,090	18,334
In the fourth quarter of 2012, molybdenum sold from third-party purchased molybdenum concentrate was 2.6 million pounds, down 2.7% from 2.7 million pounds in the fourth quarter of 2011. The realized price on molybdenum sold from purchased product in the fourth quarter of 2012 was $11.79 per pound, down approximately 18% from $14.30 per pound in the fourth quarter of 2011 due to a decrease in the market price of molybdenum in 2012.
Molybdenum sold from purchased product was 10.5 million pounds for the year ended December 31, 2012, up approximately 28% from the same period in 2011 primarily due to higher third-party purchases as a result of lower production from TC Mine in the first half of 2012. The average realized sales price on molybdenum sold from purchased product was $13.50 per pound in 2012, which was approximately 15% lower than $15.95 for the same period in 2011, due to a decrease in the market price of molybdenum in 2012.
Molybdenum sold from purchased product was 8.2 million pounds for the year ended December 31, 2011, up 5% from the same period in 2010. The average realized sales price on molybdenum sold from purchased product was $15.95 per pound in 2011 compared to $15.75 for the same period in 2010.
The volume of toll roasted and upgraded molybdenum processed during the fourth quarter of 2012 increased 5.1% compared to the same quarter of 2011 primarily due to increased customer demand for these services.
For 2012, the volume of toll roasted and upgraded molybdenum processed was 6.3 million pounds, down approximately 11% from 7.1 million pounds in 2011 primarily due to decreased customer demand for these services.

The volume of toll roasted molybdenum processed during 2011 increased approximately 24% compared to 2010 primarily due to increased customer demand for these services.

The volume of roasted metal products processed during the fourth quarter of 2012 increased 78% compared to the fourth quarter of 2011 primarily due to increased customer demand for these services.

The volume of roasted metal products processed in 2012 of 12.2 million pounds was down approximately 29% compared to 2011 primarily due to decreased customer demand for these services.

The volume of roasted metal products processed in 2011 decreased approximately 7% compared to 2010 primarily due to decreased customer demand for these services.
Canadian Operations Molybdenum
Endako Mine
The table and related discussion that follows summarize our 75% share of the Endako Mine's operating and financial results for the three months ended December 31, 2012 and 2011 and years ended December 31, 2012, 2011, and 2010:

	Three Months Ended December 31,		Years ended December 31,
(Unaudited)	2012	2011	2012	2011	2010
Operational Statistics
Mined (000's ore tons)	651	3,009	7,450	12,623	10,342
Milled (000's tons)	3,109	2,157	12,162	8,806	8,413
Grade (% molybdenum)	0.048	0.057	0.042	0.053	0.060
Recovery (%)	62.2	72.9	62.7	73.9	74.5
Molybdenum production (000's lb)(1)	1,777	1,783	6,191	6,977	7,506
Cash cost ($/lb produced)(2)	$13.26	$12.19	$15.42	$11.86	$8.89
Molybdenum sold (000's lb)	1,814	1,372	6,504	6,335	6,788
Average realized sales price ($/lb)	$11.53	$14.06	$13.05	$16.12	$15.56
_______________________________________________________________________________

(1)	Mined molybdenum production pounds are molybdenum oxide.

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

In March 2012, we completed the mill expansion at the Endako Mine, with our share of the aggregate capital expenditures totaling approximately C$495 million (including C$5.5 ($5.5) million of our share of start-up and commissioning costs that were included in operating expenses). The Endako mill expansion project included the construction of a new mill to replace the previous mill constructed in the 1960's. The new mill is designed to process 55,000 tons of ore per day compared to 31,000 tons per day in the old mill. Commissioning of the new SAG/Ball mill and rougher flotation circuit was completed in early January, followed by the completion of the remaining construction work on the regrind circuit and the pebble crusher in late March. The old mill at the site has been shut down and is currently in a care and maintenance mode.

As a cost saving initiative, as previously reported, we ceased mining ore from the Denak West mine pit at the Endako Mine in the third quarter of 2012 and began processing stockpiled ore. We expect to mill approximately one-third of our existing stockpiled material through mid-2013. We are planning to resume mining at the Endako Mine during the third quarter.

During the year ended December 31, 2012, our share of capital expenditures for the mill expansion project was $72.9 million.
Molybdenum Production and Cash Costs
Our 75% share of molybdenum production at the Endako Mine in the fourth quarter of 2012 of 1.8 million pounds remained constant compared to the fourth quarter of 2011. As a result of the start-up of the new mill at Endako in the first quarter of 2012, together with a lower than expected recovery rate from the new mill and lower ore grade from milling stockpiled ore, production in 2012 has been lower than anticipated.
For 2012, our 75% share of molybdenum production at the Endako Mine decreased approximately 11% to 6.2 million pounds compared to 7.0 million pounds in 2011. This decrease was primarily due to lower than anticipated mined ore grade in the first eight months of 2012 from the Denak West pit, a lower than expected recovery rate from the new mill and lower ore grade from stockpiled ore processed in the last five months of 2012, which were partly offset by higher mill throughput in 2012.
For 2011, our 75% share of molybdenum production at the Endako Mine decreased 7% to 7.0 million pounds compared to 7.5 million pounds in 2010. This decrease was primarily due to lower ore grade and a lower mill recovery rate in 2011 compared to 2010, partly offset by higher tons mined and milled.
The non-GAAP financial measure of cash cost per pound produced increased to $13.26 per pound in the fourth quarter of 2012 from $12.19 per pound in the fourth quarter of 2011. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced. The cash costs for the Endako Mine were impacted by lower production and higher costs from the new mill. Costs at the Endako Mine were also impacted by unfavorable foreign exchange rates. The exchange rate averaged US$1.00 = C$0.99 for the fourth quarter of 2012 compared to an average rate of US$1.00 = C$1.02 in the fourth quarter of 2011.

For 2012, the cash cost per pound produced increased to $15.42 per pound compared to $11.86 per pound in 2011. The increase in cash cost per pound produced in 2012 was primarily the result of the impact on unit costs from lower production, and higher costs in the new mill as well as higher repairs and maintenance costs in the roaster. The increased cash cost per pound was offset by favorable foreign exchange rates. The exchange rate averaged US$1.00 = C$1.00 for 2012 compared to an average rate of US$1.00 = C$0.99 for 2011. For 2012, a $0.01 change in the Canadian foreign exchange rate results in a change in the cash cost per pound produced of approximately $0.15 per pound.
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
Molybdenum Sold
Our share of molybdenum sold from the Endako Mine in the fourth quarter of 2012 was 1.8 million pounds, which was up 32% from 1.4 million pounds sold in the fourth quarter of 2011. The average realized sales price in the fourth quarter of 2012 was $11.53 per pound, which was down 18% from the fourth quarter of 2011 average realized sales price of $14.06 per pound. The increase in sales volume in the fourth quarter of 2012 compared to the fourth quarter of 2011 was primarily due to timing of customer deliveries at the end of 2011, which caused a corresponding increase in ending inventory at year-end 2011. The decline in the average realized sales price in the fourth quarter of 2012 compared to the fourth quarter of 2011 was the result of declining market prices for molybdenum.
For 2012, our share of molybdenum sold from the Endako Mine was 6.5 million pounds at an average realized sales price of $13.05 per pound compared to 6.3 million pounds at an average realized sales price of $16.12 per pound in 2011.
For 2011, our share of molybdenum sold from the Endako Mine was 6.3 million pounds at an average realized sales price of $16.12 per pound compared to 6.8 million pounds at an average realized sales price of $15.56 per pound in 2010.
Fixed Asset Impairment
Given the significant decline in molybdenum prices during 2012 and the performance of our two mines, we closely monitored and evaluated potential write downs throughout the year. During the fourth quarter of 2012, both management's view of future molybdenum prices and the long-term analyst view of molybdenum prices were adjusted downward. In addition, due to certain operational issues at Endako Mine, as discussed further below, we revised our operating plan for Endako for 2013, and these revisions impacted the Endako life-of-mine plan. Combined, these events constituted a triggering event, requiring us to evaluate our long-lived assets for impairment. In accordance with US GAAP, potential long-lived asset impairments are assessed pursuant to a two-step approach. In evaluating potential long-lived asset impairments, the first step compares the carrying value of the reporting unit to its fair value computed using undiscounted estimated future cash flows from the reporting unit. If the carrying value of the assets being tested is greater than the undiscounted cash flows from that asset, then step two requires that we evaluate those assets for impairment. The amount of the impairment is recorded based on the difference between the book value and the estimated fair value of the asset computed using discounted estimated future cash flows. While the Endako Mine assets were evaluated during third quarter in conjunction with the impairment of goodwill, as discussed previously, no impairment loss on the Endako assets was taken during the third quarter as the anticipated undiscounted cash flows from the Endako Mine assets exceeded their carrying values (step 1). After the fourth quarter triggering event, this evaluation indicated that the anticipated undiscounted cash flows from the Endako Mine assets (step 1) were less than their carrying values. As a result, we were required, under US GAAP, to measure the impairment loss (step 2) by comparing the carrying values of the Endako Mine assets to their discounted estimated future cash flows. This evaluation resulted in a pre-tax non-cash write down of our share of the Endako property, plant, equipment and development assets of $530.5 million in the fourth quarter of 2012. Our remaining share of the property, plant and development assets was $189.5 million as of December 31, 2012, which represents our share of the fair values of the Endako Mine assets. Our impairment analysis did not result in any other long-lived asset impairments as of December 31, 2012. However, there can be no assurance that there will not be further asset write downs if we continue to experience operational challenges and/or if commodity prices further decline.
At the Endako Mine, we experienced lower-than-anticipated ore grades and recovery during 2012. In addition, in late December 2012 and thus far in 2013, we experienced and are experiencing tailings management issues associated with frozen water in the tailings pond. We have been unable to feed sufficient water from the tailings pond to the new mill on a consistent basis, which has negatively impacted the rate and level of throughput of mined material to the mill and thus our production of molybdenum. These issues led us to revise our operating plan for the Endako Mine for 2013. As of the date of this report, we have made modifications to the piping of tailings to the pond and have instituted other tailings management procedures to address these issues to ensure the availability of a sufficient supply of water to the mill for the future winter seasons beyond 2013.
Copper-Gold (Development)
Mt. Milligan Project
During the fourth quarter and year ended December 31, 2012, we made cash and financing capital expenditures of C$186.3 ($188.4) million and C$678.5 ($679.0) million, respectively, for the Mt. Milligan project. Capitalized interest and debt issuance costs were C$18.6 ($18.7) million and C$50.9 ($51.0) million, for the fourth quarter and fiscal year ended December 31, 2012, respectively. Capital expenditures were primarily related to the ongoing construction of the tailings storage facility, buildings and facilities (concentrator, truck shop, administration building, and primary and pebble crushers), plant site earthworks, cement works, steel erection, construction camp costs, mine development, mining equipment and engineering design costs. We have incurred C$1,139.8 million in cash spend since the inception of the project through December 31, 2012.
We entered into two concentrate sales agreements on June 29, 2012 and one concentrate sales agreement on August 13, 2012, whereby we agreed, among other things, to sell to three separate customers an aggregate of approximately 85% of the copper-gold-silver concentrate produced at Mt. Milligan during 2013 and 2014 and an aggregate of approximately 120,000 dry metric tons in each of the two calendar years thereafter. Under one of the agreements, we have the option to sell to the counterparty, and the counterparty has the obligation to purchase from us, up to 40,000 dry metric tons of additional concentrate per year during each of 2015 and 2016. Under each of these agreements, payment for the concentrate will be based on the agreed copper, gold and silver content of the parcels delivered less smelting and refining charges and certain other deductions, if applicable.
In August 2012, we entered into an agreement for terminal facilities and services at a port in Vancouver, British Columbia for storage and loading of concentrate from Mt. Milligan. In connection therewith, we were required to deposit C$3.0 million cash, in C$1.0 million increments, with the terminal services provider for costs required to upgrade the facilities to be utilized by us. We paid deposits of C$2.0 million in 2012. The remaining C$1.0 million deposit was paid on January 16, 2013. This C$3.0 million deposit will be returned to us upon the earlier of first shipment of concentrate from Mt. Milligan to the port or September 1, 2013.
We are currently estimating an aggregate of approximately C$1.5 billion to construct and develop the Mt. Milligan copper-gold mine of which approximately C$390.0 million of expenditures remain to be spent plus an additional C$40.0 million to C$50.0 million of estimated future cash capital expenditures for a permanent operations residence at Mt. Milligan, which is expected to be completed in 2014. We continue to monitor our current costs, future cost estimates and scheduling for the project.
Liquidity and Capital Resources
Our primary sources of liquidity have been cash flow from operating activities; equipment financing facilities; issuances of debt and equity securities, including the senior secured notes and unsecured notes and tangible equity units ("tMEDS"); and the Gold Stream Arrangement with Royal Gold, described below. Our primary use of capital has been for the construction and development of mines and processing operations for the production of molybdenum, copper, gold and other metals.
At December 31, 2012, we had $526.8 million of cash and cash equivalents. We monitor our positions with, and the credit quality of, the financial institutions and companies in which we invest our cash and cash equivalents. Our investment policy limits investments to government-backed financial instruments, commercial paper and other investments meeting the guidelines of our investment policy.
At December 31, 2012 we had working capital of $624.7 million, including $526.8 million of cash and cash equivalents, $59.3 million of receivables, and $30.7 million of short-term debt, including capital lease obligations, primarily related to equipment financings. We manage our credit risk from accounts receivable through our collection activities. As of the date of this Annual Report on Form 10-K, we have not experienced any material delinquencies regarding the collection of our accounts receivable.
At December 31, 2012, our available liquidity included $526.8 million of consolidated cash on hand, expected remaining proceeds from Royal Gold under the Gold Stream Arrangement of $111.9 million, $42.5 million net funding available under our equipment lease financing facility and future expected cash flow from operations. At December 31, 2012 our estimated future capital project cash expenditures for the Mt. Milligan project total approximately C$390.0 million, plus an additional

C$40.0 million to C$50.0 million of estimated future cash capital expenditures for a permanent operations residence at Mt. Milligan, which is expected to be completed in 2014. We continue to monitor our current costs, future cost estimates and scheduling for the Mt. Milligan project.
Operating Cash Flows
Cash used by operating activities in 2012 was $82.8 million compared to cash generated of $202.7 million in 2011. This decrease in cash flow from operations was primarily the result of an operating loss due to lower sales volumes, lower average realized molybdenum sales prices, lower production, inventory buildup and higher unit costs from our mines.
Cash generated by operating activities in 2011 was $202.7 million compared to $157.4 million in 2010. This increase in cash flow from operations was primarily the result of increased operating income resulting from record production and sales volumes and higher average realized molybdenum sales prices.
Investing Activities
Cash used by investing activities in 2012 was $762.7 million compared to $716.4 million in 2011. During 2012 we spent $722.3 million on property, plant and equipment expenditures, primarily related to the development of Mt. Milligan and the Endako Mine mill expansion. These 2012 capital expenditures excluded $72.0 million of accrued costs at December 31, 2012. Capitalized interest payments related to these development and expansion projects were $40.7 million. Additionally, investing activities for 2012 included $5.6 million of restricted cash related to cash collateral on outstanding letters of credit, which were partially offset by an increase in the amounts withheld for construction hold-back accounts related to the development of Mt. Milligan and the Endako Mine mill expansion (see discussion on new letters of credit below) and a use of $5.3 million of cash deposits for reclamation bonds issued for the Mt. Milligan project and the Endako Mine.
In November 2012, we established a new letter of credit facility under which one or more letters of credit or demand guarantees are available to us. As of December 31, 2012, we had approximately $5.7 million in letters of credit outstanding under this facility. All letters of credit outstanding under this facility are secured by cash collateral.
Cash used in investing activities in 2011 was $716.4 million compared to $242.6 million in 2010. During 2011, we spent $686.6 million on property, plant and equipment expenditures, primarily related to the Endako Mine mill expansion and the development of Mt. Milligan. These 2011 capital expenditures excluded $111.2 million of accrued costs at December 31, 2011. Additionally, cash used in investing activities for 2011 included a use of $16.0 million of restricted cash, primarily comprised of amounts withheld related to construction holdback accounts related to the Endako Mine mill expansion and the development of Mt. Milligan and $13.7 million of capitalized interest payments.
Cash used in investing activities in 2010 was $242.6 million. During 2010, we received $355.2 million from maturities of short-term investments, which provided a significant portion of the $383.4 million net cash outlay for the acquisition of Terrane. Additionally, investing activities in 2010 included $213.7 million of property, plant and equipment expenditures primarily for our 75% share of the mill expansion project at the Endako Mine and capital expenditures at our TC Mine, Endako Mine and Langeloth Facility. These 2010 capital expenditures excluded $32.5 million of accrued costs at December 31, 2010.
Financing Activities
Credit Facility
On November 27, 2012, we terminated our senior secured revolving credit facility (the "Credit Facility"). We voluntarily terminated the Credit Facility prior to its December 10, 2014 maturity date without premium or penalty in conjunction with the issuance of the 2017 Notes described below. The Credit Facility allowed for borrowings of up to $300.0 million, subject to certain financial and non-financial covenants. We had no outstanding borrowings under this Credit Facility and we were in compliance with all of the Credit Facility's covenants as of the date of termination of the Credit Facility. As of December 31, 2011, there were $9.0 million in letters of credit outstanding under the Credit Facility, and immediately preceding the date of termination of the Credit Facility, there were $24.9 million in letters of credit outstanding thereunder.
In connection with the termination of the Credit Facility, all outstanding letters of credit under the Credit Facility were also terminated and either replaced under the new letter of credit facility described above in "Investing Activities", or secured pursuant to a safekeeping agreement. We issued $21.5 million under the safekeeping agreement for the Mt. Milligan project and Endako Mine and $3.4 million were cash collateralized under the new letter of credit facility.
Gold Stream Arrangement
In October 2010, in connection with the Terrane acquisition, TCM entered into a purchase and sale agreement with a subsidiary of Royal Gold, Inc. ("Royal Gold") that provided for, among other things, the purchase by Royal Gold of 25% of the refined gold production from Mt. Milligan for a total payment of $311.5 million. In December 2011, we entered into an amended and restated gold stream agreement with Royal Gold, Inc., further amended in August 2012, pursuant to which Royal Gold now has the right to purchase an aggregate of 52.25% of the refined ounces of gold produced from Mt. Milligan for an aggregate investment in the project by Royal Gold of $781.5 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered (the "Gold Stream Arrangement"). Pursuant to the Gold Stream Arrangement, we received $305.0 million in cash payments from Royal Gold during 2012. The August 2012 amendment restricts our ability to incur debt in excess of $350 million that is secured by the assets of Mt. Milligan until the earlier of the date upon which 425,000 ounces of refined gold have been sold and delivered to Royal Gold or the date upon which the aggregate dollar amount of the difference between the market price for the gold delivered to Royal Gold and the price actually paid by Royal Gold pursuant to the terms of our agreement exceeds $280.0 million. Shortly after execution of the August 2012 amendment, Royal Gold made a cash payment to us of $75.0 million. Additionally, payments of $45.0 million and $95.0 million were made on September 4, 2012 and December 3, 2012, respectively. The Gold Stream Arrangement provides for future scheduled payments by Royal Gold to us in an aggregate amount of $111.9 million, to be paid on a quarterly basis as follows: $62.0 million on March 1, 2013; $37.0 million on June 1, 2013; and $12.9 million on September 1, 2013.
We must maintain a deposit record during the term of the Gold Stream Arrangement wherein we reduce the $781.5 million total amount paid by Royal Gold by the difference between the current market price at the time of sale of refined gold to Royal Gold and $435 per ounce, multiplied by the amount of refined gold sold in such sale. If, at the end of the initial 50-year term of the agreement, the total deposit amount reflected in the deposit record has not been reduced to nil, we must pay to Royal Gold the remaining balance reflected in the deposit record.
Royal Gold has a security interest in all of the Mt. Milligan assets until its total deposit amount has been reduced to nil. Royal Gold's security interest is subject to subordination to project or corporate financings by us, except that in such circumstances, Royal Gold retains a first priority interest in 52.25% of the refined gold from Mt. Milligan. After the total deposit amount has been reduced to nil, Royal Gold's security will consist solely of its first priority interest in 52.25% of the refined gold. The cash payments received under the Gold Stream Arrangement are recorded as deferred revenue and classified as a long-term liability on our Consolidated Balance Sheets. Once Mt. Milligan is in production and begins delivering gold to Royal Gold, the liability will be amortized over the life of the mine based on the amount of gold delivered.
In the event of any default under our agreement with Royal Gold, Royal Gold could require us to repay the deposits received from Royal Gold, which amounts totaled $669.6 million as of December 31, 2012.
9.75% Senior Secured Notes

On November 27, 2012, we issued $350.0 million of 9.75% senior secured notes (the “2017 Notes”). The proceeds received in the offering were $336.8 million, which were net of financing fees of $10.0 million and a discount of $3.2 million. The net proceeds from the offering have been and are expected to be used to fund the development of Mt. Milligan and for general working capital purposes. The 2017 Notes are guaranteed on a senior basis by substantially all of our subsidiaries and are secured by a first priority lien subjected to permitted liens on substantially all of our and the guarantors' property and assets.

The 2017 Notes mature on December 1, 2017 and accrue interest from November 27, 2012 until maturity at a fixed rate of 9.75% per year. Interest on the 2017 Notes is payable on February 1 and August 1 of each year, commencing February 1, 2013, to the holders of record at the close of business on the January 15 and July 15 prior to each interest payment date.

The 2017 Notes are governed by a base indenture, dated May 11, 2012, supplemented by the first supplemental indenture, dated May 11, 2012, and the fifth supplemental indenture, dated November 27, 2012 (the “2017 Notes Indenture”). There are no maintenance covenants with respect to our financial performance. However, the 2017 Notes Indenture does contain transaction-based restrictive covenants that restrict our ability and the ability of certain of our subsidiaries to incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into transactions with affiliates; and enter into agreements restricting our subsidiaries' ability to pay dividends and consolidate, merge or sell all or substantially all of our assets, in each case subject to certain exceptions.

The 2017 Notes are redeemable at our option at any time prior to December 1, 2015 at a price equal to 100% of the principal amount of the 2017 Notes, plus accrued and unpaid interest and a make-whole premium. We may also redeem up to 35% of the original principal amount of the 2017 Notes at any time prior to December 1, 2015 with the proceeds of certain equity offerings at a redemption price of 109.75% of the principal amount of the 2017 Notes, together with accrued and unpaid interest to, but not including, the date of redemption. We may also redeem the 2017 Notes at any time on or after December 1, 2015 at the redemption prices specified in the 2017 Notes Indenture together with accrued and unpaid interest to, but not including, the date of redemption. Finally, we may redeem the 2017 Notes at any time upon the occurrence of specified events relating to Canadian tax law at a redemption price of 100% of the principal amount of the 2017 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

The 2017 Notes Indenture contains customary events of default. If an event of default occurs and is continuing under the 2017 Notes Indenture, the trustee or holders of at least 25% in principal of the outstanding 2017 Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the 2017 Notes to be due and payable immediately. Certain events of bankruptcy or insolvency are events of default that would result in the 2017 Notes being due and payable immediately upon the occurrence of such events of default.

12.5% Senior Unsecured Notes

On May 11, 2012, we issued $200.0 million of 12.5% senior unsecured notes due in 2019 (the “2019 Notes”). The proceeds received in the offering were $193.1 million, which were net of financing fees of $6.9 million. The net proceeds from the offering have been and are expected to be used to fund the development of Mt. Milligan and for general working capital purposes. The 2019 Notes are guaranteed on a senior basis by substantially all of our subsidiaries.
The 2019 Notes mature on May 1, 2019 and accrue interest from May 11, 2012 until maturity at a fixed rate of 12.5% per year. Interest is payable semi-annually on May 1 and November 1 and the first interest payment was made on November 1, 2012.

The 2019 Notes are governed by a base indenture as supplemented by the first supplemental indenture and the second supplemental indenture thereto, each dated May 11, 2012 (the “2019 Notes Indenture”). There are no maintenance covenants with respect to our financial performance. However, the 2019 Notes Indenture does contain transaction-based restrictive covenants that restrict our ability and the ability of certain of our subsidiaries to incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into transactions with affiliates; and enter into agreements restricting our subsidiaries' ability to pay dividends and consolidate, merge or sell all or substantially all of our assets, in each case subject to certain exceptions.

The 2019 Notes are redeemable at our option at any time prior to May 1, 2016 at a price equal to 100% of the principal amount of the 2019 Notes, plus accrued and unpaid interest and a make-whole premium. We may also redeem up to 35% of the original principal amount of the 2019 Notes at any time prior to May 1, 2015 with the proceeds of certain equity offerings at a redemption price of 112.5% of the principal amount of the 2019 Notes, together with accrued and unpaid interest to, but not including, the date of redemption. We may also redeem the 2019 Notes at any time on or after May 1, 2016 at the redemption prices specified in the 2019 Notes Indenture, together with accrued and unpaid interest to, but not including, the date of redemption. Finally, we may redeem the 2019 Notes at any time upon the occurrence of specified events relating to Canadian tax law, at a redemption price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

The 2019 Notes Indenture contains customary events of default. If an event of default occurs and is continuing under the 2019 Notes Indenture, the trustee or holders of at least 25% in principal of the outstanding 2019 Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the 2019 Notes to be due and payable immediately. Certain events of bankruptcy or insolvency are events of default that would result in the 2019 Notes being due and payable immediately upon the occurrence of such events of default.

Tangible Equity Units (tMEDS)

On May 11, 2012, we completed a public offering of 8,800,000 tangible equity units (“tMEDS”) with a stated value of $25.00 per unit. The proceeds received in the offering were $212.3 million, which were net of financing fees of $7.7 million.

Each tMEDS unit consists of two components: (1) a prepaid common stock purchase contract (the “Purchase Contracts”) and (2) a senior amortizing note due May 15, 2015 (the “Amortizing Notes”). Each Purchase Contract has a mandatory settlement date of May 15, 2015, unless settled earlier at the option of the holder thereof, and will settle for between 4.5855 and 5.3879 shares of our common stock, subject to certain adjustments. At any time prior to the third business day immediately preceding May 15, 2015, a holder may settle any or all of its Purchase Contracts early. Purchase Contracts settled prior to November 10, 2012 will be settled at 4.3562, which is 95% of the minimum settlement rate. Purchase Contracts settled on or after November 11, 2012 but prior to the mandatory settlement date will be settled for 4.5855, subject in either case to certain adjustments. Each Amortizing Note has an initial principal amount of $4.075312. The Amortizing Notes require us to pay holders equal quarterly installments of $0.406250 per Amortizing Note (except for the August 15, 2012 installment payment, which was $0.424306 per Amortizing Note), consisting of a partial repayment of principal and interest at a rate per annum of

11.68%, which in the aggregate will be equivalent to a 6.50% cash payment per year with respect to each $25 stated amount of tMEDS, and have a scheduled final installment payment date of May 15, 2015.

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
7.375% Senior Unsecured Notes
On May 20, 2011, we issued $350.0 million of 7.375% senior unsecured notes (the "2018 Notes"). The proceeds received in the offering were $339.9 million, which were net of financing fees of $10.1 million. The net proceeds from the offering were used to fund the development of Mt. Milligan and for general working capital purposes. The 2018 Notes are guaranteed on a senior basis by substantially all of our subsidiaries.
The 2018 Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year. Interest is payable semi-annually in arrears on June 1 and December 1 and the first interest payment occurred on December 1, 2011. For the years ended December 31, 2012 and 2011, $25.8 million and $13.7 million, respectively, of interest related to the 2018 Notes was paid.
The 2018 Notes are governed by an indenture, dated May 20, 2011 (the “2018 Notes Indenture”). There are no maintenance covenants with respect to our financial performance. However, the 2018 Notes Indenture does contain transaction-based restrictive covenants that restrict our ability and the ability of certain of our subsidiaries to incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into transactions with affiliates; and enter into agreements restricting our subsidiaries' ability to pay dividends and consolidate, merge or sell all or substantially all of our assets, in each case subject to certain exceptions.
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
The 2018 Notes Indenture contains customary events of default. If an event of default occurs and is continuing under the 2018 Notes Indenture, the trustee or holders of at least 25% in principal of the outstanding 2018 Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the 2018 Notes to be due and payable immediately. Certain events of bankruptcy or insolvency are events of default that would result in the 2018 Notes being due and payable immediately upon the occurrence of such events of default. In connection with the issuance of the 2018 Notes, we as guarantors, and the initial purchasers, entered into an agreement obligating us to file a registration statement with the SEC so that the holders of the 2018 Notes can exchange the 2018 Notes for registered notes and related guarantees evidencing the same indebtedness as the 2018 Notes. In December 2011, we completed the exchange offer of the original 2018 Notes for a like principal amount of exchange notes registered under the Securities Act of 1933.
Caterpillar equipment financing facility
On March 30, 2011, we entered into a Master Funding and Lease Agreement with Caterpillar Financial Services Limited ("Caterpillar"), as amended from time to time (the "Master Agreement").
We entered into the Master Agreement to finance our purchases of mobile mining equipment for use at the Mt. Milligan project. Pursuant to the Master Agreement and agreements entered into in connection therewith, we may draw down on the facility and use the proceeds from each drawdown to fund the purchase of this equipment. Caterpillar will purchase such equipment and simultaneously lease the equipment to us. The Master Agreement provides for up to $132.0 million in equipment financings comprised of three separate tranches of $20.0 million, $50.0 million and $62.0 million. All three tranches are currently available upon the satisfaction of certain conditions specified in the Master Agreement. As of December 31, 2012 we had drawn down $68.1 million under the first, second and third tranches of the equipment financing facility. As of December 31, 2011, we had drawn down approximately $8.2 million under the first tranche of the equipment financing facility. As of December 31, 2012, we have $42.5 million net funding available under our equipment lease financing facility for the mobile mining fleet at Mt. Milligan.
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
Mobile mining equipment loans
On December 8, 2010, we executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by us during 2010. This fixed-rate loan bears interest at 3.6% and is scheduled to mature no later than December 8, 2015.
Summary of Financing Activities
Cash generated by financing activities in 2012 was $1,077.3 million compared to $495.9 million in 2011. This increase was primarily related to $346.8 million of proceeds from the issuance of the 2017 Notes; $305.0 million of proceeds received from Royal Gold under the Gold Stream Arrangement; $200.0 million of proceeds from the issuance of the 2019 Notes; $220.0 million of proceeds from the issuance of tMEDS; and $49.3 million of proceeds from sales leaseback transactions from the Master Agreement. These proceeds were partially offset by $15.1 million of debt and capital lease obligation repayments and $28.4 million of debt and equity issuance costs.
Cash generated by financing activities in 2011 was $495.9 million compared to $236.0 million in 2010. This increase was primarily related to $350.0 million of proceeds received from the issuance of the 2018 Notes in 2011; $138.1 million of proceeds received from Royal Gold under the Gold Stream Arrangement; and $26.4 million of net proceeds from the exercise of stock options. The proceeds were partially offset by $5.4 million of debt repayments and $13.2 million of debt issuance costs.
Cash generated in 2010 of $236.0 million is primarily from $226.5 million of proceeds received from Royal Gold under the Gold Stream Arrangement; $12.8 million of proceeds from equipment financings; $7.2 million of debt issuance costs for the revolving credit facility that was closed in 2012; and $7.6 million of net proceeds from the exercise of stock options.
Liquidity and Capital Resources Summary
At December 31, 2012, we estimated future capital project cash expenditures of approximately C$390.0 million for the Mt. Milligan project (through completion) plus an additional C$40.0 million to C$50.0 million of estimated future cash capital expenditures for a permanent operations residence at Mt. Milligan, which is expected to be completed in 2014. We believe that we have solidified our ability to finance this capital project expenditure with the $526.8 million of consolidated cash and cash equivalents, the expected remaining proceeds from Royal Gold of $111.9 million, $42.5 million net funding available under our equipment lease financing facility for the mobile mining fleet at Mt. Milligan, and our ongoing expected cash flow from operations.
Our ability to fund the completion of the Mt. Milligan project, satisfy our working capital needs and make our scheduled debt and interest payments depends on our future operating performance and cash flow (including a successful start-up of Mt. Milligan in the last half of 2013), average realized molybdenum, gold and copper prices and our ability to access our current funding sources, including our equipment lease financing and our Gold Stream Arrangement with Royal Gold.
Contractual Obligations
Below is a tabular disclosure of contractual obligations as of December 31, 2012:

	Payments Due by Period
(amounts in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Debt(1)	$938.4	$16.6	$24.8	$347.0	$550.0
Operating leases	3.9	1.2	1.3	1.3	0.1
Capital lease obligations(2)	72.1	14.1	30.4	27.6	—
Asset retirement obligations(3)	114.8	0.1	1.4	0.7	112.6
Purchase obligations(4)	170.9	170.9	—	—	—
Gold Stream Arrangement(5)	781.5	64.6	359.4	315.1	42.4
Other(6)	15.7	13.8	1.9	—	—
	$2,097.3	$281.3	$419.2	$691.7	$705.1
_______________________________________________________________________________

(1)	Amounts represent principal payments on fixed rate equipment loans. Interest expense has not been included. See Note 10 to the Consolidated Financial Statements for more information.

(2)	Amounts represent principal payments on capital leases. Interest expense has not been included. See Note 9 to the Consolidated Financial Statements for more information.

(3)
Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding asset retirement obligations, see Note 13 to the Consolidated Financial Statements.

(4)
Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent purchase commitments for the Mt. Milligan project. See Note 17 to the Consolidated Financial Statements for more information.

(5)	Amount represents obligations due based on budgeted sales projections and a gold price of $1,675.35 at December 31, 2012. See Note 11 to the Consolidated Financial Statements for more information.

(6)
Other contractual obligations include labor and service contracts. See Note 14 to the Consolidated Financial Statements for more information. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 7 to the Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements
As of December 31, 2012, we have commitments to purchase approximately 10.4 million pounds of molybdenum sulfide concentrate from 2013 to 2016 to be priced at the time of purchase. In addition, we have fixed-priced contracts, under which we have committed to sell approximately 116.7 thousand pounds of molybdenum in 2013 and 2014 at an average market price of $12.36 per pound.
In April 2010, we entered into a credit support agreement with British Columbia Hydro and Power Authority ("BC Hydro") related to the mill expansion project at the Endako Mine. Under this agreement, we are required to post financial assurance in an amount equal to BC Hydro's estimated out-of-pocket costs for work on the expansion project. The amount of the financial assurance as of December 31, 2012 was approximately C$16.5 million. The financial assurance is comprised of a guarantee for C$5.3 million and a surety bond for approximately C$11.2 million. Sojitz Moly Resources, Inc. (“Sojitz”), has agreed to reimburse TCM for 25% of any amounts paid under the C$5.3 million guarantee. The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility. At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.
As of December 31, 2012, a shortfall in Endako's future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.
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
Adjusted Net (Loss) Income, Adjusted Net (Loss) Income Per Share—Basic and Diluted
Adjusted net (loss) income, and adjusted net (loss) income per share—basic and diluted, are referred to in this MD&A. These are considered key measures by our management in evaluating our operating performance on a quarterly and annual basis. Management uses this measure in evaluating our performance as it represents a profitability measure that is not impacted by changes in the market price of our previously outstanding warrants or significant non-cash items, such as asset impairments, that are considered non-recurring in nature. These measures do not have standard meanings prescribed by US GAAP and may not be comparable to similar measures presented by other companies. We believe that these non-GAAP measures provide useful supplemental information to investors in order that they may evaluate our performance using the same measures as those used by management and, as a result, the investor is afforded greater transparency in assessing our financial performance.
Adjusted net (loss) income represents the net (loss) income prepared in accordance with US GAAP, adjusted for significant non-cash items. For the 2012 periods, the significant non-cash items were the non-cash losses related to the impairment of assets at Endako Mine, net of income tax effects, goodwill impairment and the non-cash gains and losses on the fair value adjustment related to the common stock purchase warrants that were outstanding until June 30, 2012. For the 2011 and 2010 periods, the significant non-cash items were the non-cash gains and losses on the fair value adjustment related to the then outstanding common stock purchase warrants.
As a result of significant deterioration in the projected price of molybdenum, lower-than anticipated ore grades and recovery at the Endako Mine and tailings management issues at the Endako Mine, together with a change in the Endako operating plan for 2013, management reviewed the carrying value of assets at Endako Mine. This review, which is discussed further in "Overview," resulted in a pre-tax asset impairment of $530.5 million to the assets at the Endako Mine, representing a write down to the assets' estimated fair values. This impairment was included in total costs and expenses in our Consolidated Statements of Operations and Comprehensive (Loss) Income.
In addition, during 2012, TCM suspended waste stripping activity associated with the next phase of production at TC Mine. This decision, coupled with declines in molybdenum prices, represented significant changes in our business requiring us to evaluate our goodwill for impairment on an enterprise-wide basis during 2012. As a result of this evaluation, a goodwill impairment charge of $47.0 million, representing the remaining balance of goodwill, was recorded as other expense and (income) in our Consolidated Statements of Operations and Comprehensive (Loss) Income in 2012.
We follow the guidance issued by the Emerging Issues Task Force ("EITF") that common stock purchase warrants with a strike price denominated in a currency other than the entity's reporting currency are not considered linked to equity, and therefore, are to be accounted for as derivatives. As a result, our outstanding common stock purchase warrants are accounted for as derivatives. We recorded a cumulative adjustment to retained earnings upon adoption and subsequent changes to the fair value of the Terrane Warrants, as discussed below, are recorded to the Consolidated Statements of Operations and Comprehensive (Loss) Income at each quarter-end.
In connection with our acquisition of Terrane, we agreed to pay holders of warrants issued by Terrane (the “Terrane Warrants”) certain share and cash consideration. A cash payment was not required by us at settlement; therefore, management does not consider gains or losses on these warrants in its evaluation of our financial performance. The last of these warrants expired in June 2012. During the second quarter of 2012, approximately 7.5 million warrants were exercised. In connection with this exercise, approximately 388,000 shares of common stock were issued and $0.4 million was paid in cash.
Adjusted net (loss) income per share (basic and diluted) is calculated using adjusted earnings, as defined above, divided by the weighted-average basic and weighted-average diluted shares outstanding during the period as determined in accordance with US GAAP.
The following tables reconcile net (loss) income presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net (loss) income and adjusted net (loss) income per share—basic and diluted, for the years ended December 31, 2012, 2011 and 2010 and for all of the four quarters in 2012 and 2011. All figures within the tables are unaudited and are presented in US$ in millions, except shares and per share amounts.
For the year Ended December 31, 2012

		Weighted-Average Basic Shares		Weighted-Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net (loss) income	$(546.3)	168,416	$(3.24)	168,416	$(3.24)
Add (Deduct):
Fixed asset impairment	530.5	168,416	3.15	168,416	3.15
Tax benefit of fixed asset impairment	(183.3)	168,416	(1.09)	168,416	(1.09)
Tax valuation allowance at Endako Mine	119.2	168,416	0.71	168,416	0.71
Unrealized (gain) loss on common stock purchase warrants	(1.8)	168,416	(0.01)	168,416	(0.01)
Goodwill impairment	47.0	168,416	0.28	168,416	0.28
Non-GAAP adjusted net (loss) income	$(34.7)	168,416	$(0.20)	168,416	$(0.20)
For the Three Months Ended December 31, 2012

		Weighted-Average Basic Shares		Weighted-Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net (loss) income	$(484.4)	168,727	$(2.87)	168,727	$(2.87)
Add (Deduct):
Fixed asset impairment	530.5	168,727	3.14	168,727	3.14
Tax benefit of fixed asset impairment	(183.3)	168,727	(1.09)	168,727	(1.09)
Tax valuation allowance at Endako Mine	119.2	168,727	0.71	168,727	0.71
Non-GAAP adjusted net (loss) income	$(18.0)	168,727	$(0.11)	168,727	$(0.11)
For the Three Months Ended September 30, 2012

		Weighted-Average Basic Shares		Weighted-Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net (loss) income	$(48.2)	168,710	$(0.29)	168,710	$(0.29)
Add (Deduct):
Goodwill impairment	47.0	168,710	0.28	168,710	0.28
Non-GAAP adjusted net (loss) income	$(1.2)	168,710	$(0.01)	168,710	$(0.01)
For the Three Months Ended June 30, 2012

		Weighted-Average Basic Shares		Weighted-Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net (loss) income	$(14.8)	168,168	$(0.09)	168,168	$(0.09)
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(1.9)	168,168	(0.01)	168,168	(0.01)
Non-GAAP adjusted net (loss) income	$(16.7)	168,168	$(0.10)	168,168	$(0.10)
For the Three Months Ended March 31, 2012

		Weighted-Average Basic Shares		Weighted-Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$1.1	168,054	$0.01	168,483	$0.01
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	0.1	168,054	—	168,483	—
Non-GAAP adjusted net income (loss)	$1.2	168,054	$0.01	168,483	$0.01
For the year Ended December 31, 2011

		Weighted-Average Basic Shares		Weighted-Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$292.1	167,156	$1.75	168,530	$1.73
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(169.2)	167,156	(1.01)	168,530	(1.00)
Non-GAAP adjusted net income (loss)	$122.9	167,156	$0.74	168,530	$0.73
For the Three Months Ended December 31, 2011

		Weighted-Average Basic Shares		Weighted-Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$0.8	167,904	$—	168,360	$—
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(0.8)	167,904	—	168,360	—
Non-GAAP adjusted net income (loss)	$—	167,904	$—	168,360	$—
For the Three Months Ended September 30, 2011

		Weighted-Average Basic Shares		Weighted-Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$45.6	167,871	$0.27	168,533	$0.27
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(42.0)	167,871	(0.25)	168,533	(0.25)
Non-GAAP adjusted net income (loss)	$3.6	167,871	$0.02	168,533	$0.02
For the Three Months Ended June 30, 2011

		Weighted-Average Basic Shares		Weighted-Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$116.8	167,251	$0.70	172,321	$0.68
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(60.4)	167,251	(0.36)	172,321	(0.35)
Non-GAAP adjusted net income (loss)	$56.4	167,251	$0.34	172,321	$0.33

For the Three Months Ended March 31, 2011

		Weighted-Average Basic Shares		Weighted-Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$128.9	165,565	$0.78	176,452	$0.73
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	(66.0)	165,565	(0.40)	176,452	(0.37)
Non-GAAP adjusted net income (loss)	$62.9	165,565	$0.38	176,452	$0.36
For the year Ended December 31, 2010

		Weighted-Average Basic Shares		Weighted-Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income (loss)	$113.7	144,729	$0.79	152,462	$0.75
Add (Deduct):
Unrealized (gain) loss on common stock purchase warrants	49.6	144,729	0.34	152,462	0.33
Non-GAAP adjusted net income (loss)	$163.3	144,729	$1.13	152,462	$1.08
Cash Cost per Pound Produced, Weighted-Average Cash Cost per Pound Produced and Average Realized Sales Price per Pound Sold
Cash cost per pound produced, weighted-average cash cost per pound produced and average realized sales price per pound sold are considered key measures in evaluating our operating performance. Cash cost per pound produced, weighted-average cash cost per pound produced and average realized sales price per pound sold are not measures of financial performance, nor do they have a standardized meaning prescribed by US GAAP and may not be comparable to similar measures presented by other companies. We use these measures to evaluate the operating performance at each of our mines, as well as on a consolidated basis, as a measure of profitability and efficiency. We believe that these non-GAAP measures provide useful supplemental information to investors in order that they may evaluate our performance using the same measures as those used by management and, as a result, the investor is afforded greater transparency in assessing our financial performance. Non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP.
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
The following table provides a reconciliation of cash costs and cash cost per pound produced, by mine, and operating expenses included in our Consolidated Statements of Operations and Comprehensive (Loss) Income in the determination of net (loss) income. All figures within the tables are unaudited and are presented in US$ in millions, except shares and per share amounts.
Three Months ended December 31

	Three months ended December 31, 2012			Three months ended December 31, 2011
	Operating Expenses	Pounds Produced(1)	$/lb	Operating Expenses	Pounds Produced(1)	$/lb
	(in millions)	(000's lbs)		(in millions)	(000's lbs)
TC Mine
Cash costs—Non-GAAP(2)	$27.4	5,970	$4.59	$33.0	2,527	$13.05
Add/(Deduct):
Stock-based compensation	0.2			0.2
Inventory and other adjustments	1.9			17.2
GAAP operating expenses	$29.5			$50.4
Endako Mine
Cash costs—Non-GAAP(2)	$23.6	1,777	$13.26	$21.7	1,783	$12.19
Add/(Deduct):
Stock-based compensation	0.2			0.3
Inventory and other adjustments	0.5			(5.0)
GAAP operating expenses	$24.3			$17.0
Other operations GAAP operating expenses(3)	$30.1			$40.5
GAAP consolidated operating expenses	$83.9			$107.9
Weighted-average cash cost—Non-GAAP	$51.0	7,747	$6.58	$54.7	4,310	$12.69
_______________________________________________________________________________

(1)	Mined production pounds are molybdenum oxide and HPM from our share of the production from the mines but excludes molybdenum processed from purchased product.

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

Year ended December 31, 2012

	Year ended December 31, 2012
	Operating Expenses	Pounds Produced(1)	$/lb
	(in millions)	(000's lbs)
TC Mine
Cash costs—Non-GAAP(2)	$130.9	16,238	$8.06
Add/(Deduct):
Stock-based compensation	0.7
Inventory and other adjustments	(1.9)
GAAP operating expenses	$129.7
Endako Mine
Cash costs—Non-GAAP(2)	$95.5	6,191	$15.42
Add/(Deduct):
Stock-based compensation	0.6
Inventory and other adjustments	10.8
GAAP operating expenses	$106.9
Other operations GAAP operating expenses(3)	$143.4
GAAP consolidated operating expenses	$380.0
Weighted-average cash cost—Non-GAAP	$226.3	22,429	$10.09
_______________________________________________________________________________

(1)	Mined production pounds are molybdenum oxide and HPM from our share of the production from the mines but excludes molybdenum processed from purchased product.

(2)
Cash costs represent the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced in the period. Cash cost excludes the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and commissioning and start-up costs for the Endako mill. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility.

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

Year ended December 31, 2011

	Year ended December 31, 2011
	Operating Expenses	Pounds Produced(1)	$/lb
	(in millions)	(000's lbs)
TC Mine
Cash costs—Non-GAAP(2)	$142.3	21,368	$6.66
Add/(Deduct):
Stock-based compensation	0.9
Inventory and other adjustments	36.1
GAAP operating expenses	$179.3
Endako Mine
Cash costs—Non-GAAP(2)	$82.7	6,977	$11.86
Add/(Deduct):
Stock-based compensation	0.9
Inventory and other adjustments	(9.9)
GAAP operating expenses	$73.7
Other operations GAAP operating expenses(3)	$139.8
GAAP consolidated operating expenses	$392.8
Weighted-average cash cost—Non-GAAP	$225.0	28,345	$7.94
_______________________________________________________________________________

(1)	Mined production pounds are molybdenum oxide and HPM from our share of the production from the mines but excludes molybdenum processed from purchased product.

(2)
Cash costs represent the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced in the period. Cash cost excludes the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and commissioning and start-up costs for the Endako mill. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility.

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
_______________________________________________________________________________

(1)	Mined production pounds are molybdenum oxide and HPM from our share of the production from the mines but excludes molybdenum processed from purchased product.

(2)
Cash costs represent the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced in the period. Cash cost excludes the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and commissioning and start-up costs for the Endako mill. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility.

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

Critical Accounting Estimates
In preparing financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Critical accounting assumptions affect the consolidated financial statements materially and require a significant level of judgment by management. There is a reasonable likelihood that materially different amounts could be reported under different conditions or using different assumptions and estimates.
Asset Impairments
We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable. The economic environment, molybdenum prices and our stock price may be considered as impairment indicators for the purposes of these impairment assessments. In accordance with US GAAP, the carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value. In that event, a loss will be recorded in our Consolidated Statements of Operations and Comprehensive (Loss) Income based on the difference between book value and the estimated fair value of the asset or asset group computed using discounted estimated future cash flows, or the application of an expected present value technique in the absence of a market price. Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, molybdenum prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections. In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.
During 2012, at the Endako Mine, we experienced lower-than-anticipated ore grades and recovery. In addition, during 2012, the sales price of molybdenum deteriorated significantly and, at year end, projections for future molybdenum pricing were further revised downward. Also, in late December 2012 and thus far in 2013, we experienced and are experiencing water management issues associated with frozen water in the tailings pond. We have been unable to feed sufficient water from the tailings pond to the new mill on a consistent basis, which has negatively impacted the rate and level of throughput of mined material to the mill and thus our production of molybdenum. These issues led management to revise its operating plan for the Endako Mine for 2013 during the fourth quarter of 2012. This revised plan, when combined with recent declines in molybdenum prices, caused a triggering event, leading management to reassess its impairment evaluation that was performed during the fourth quarter of 2012. No impairment loss on the Endako assets was taken during the third quarter as the anticipated undiscounted cash flows from the Endako Mine assets exceeded their carrying values. The impairment evaluation we performed during the fourth quarter of 2012, however, indicated that the anticipated undiscounted cash flows from the Endako Mine assets were less than their carrying values. As a result, we were required, under US GAAP, to measure the impairment loss by comparing the carrying values of the Endako Mine assets to their discounted estimated cash flows. This evaluation resulted in a pre-tax non-cash write down of our share of the Endako property, plant, equipment and development assets of $530.5 million to the assets at Endako Mine, representing a write down to the assets' fair values. Our impairment evaluation of long-lived assets for 2011 and 2010 did not result in any impairment identification.
We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually, and also when events and circumstances warrant. Goodwill is assessed for impairment using a two-step approach. The first step compares the carrying value of the reporting unit to its fair value computed using discounted estimated future cash flows from the reporting unit. If the carrying value of the assets being tested is greater than the fair value of the reporting unit, then step two requires that we evaluate those assets for impairment on an enterprise-wide basis. During 2012, we suspended waste stripping activity associated with the next phase of production at TC Mine. This decision, coupled with declines in molybdenum prices, represented significant changes in our business, requiring us to evaluate our goodwill for impairment on an enterprise-wide basis. For purposes of the impairment evaluation, estimates of after-tax discounted future cash flows of the individual reporting units were used. The estimated cash flows were derived from life-of-mine plans developed using long-term analyst pricing reflective of the then-current price environment and management's projections for operating costs. We also considered the market value of our equity. As a result of this evaluation, an impairment charge of $47.0 million, representing the remaining balance of goodwill, was recorded for the year ended December 31, 2012. No goodwill impairment charge was recognized during the year ended December 31, 2011.
Mineral Reserves and Depreciation, Depletion and Amortization
Property, plant, equipment and development are recorded at cost. Expenditures for property, plant, equipment and development relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Fixed plant and machinery are amortized using the units-of-production method over the estimated life of the ore body based on contained pounds to be produced from estimated proven and probable mineral reserves. Facilities, mobile and other equipment are depreciated on either a declining-balance basis or a straight-line basis over the shorter of their estimated useful life or the life of the mine. Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life or functionality of the asset. In these instances, that portion of the expenditure is capitalized and amortized over the period benefited.
The estimate that most significantly affects the units-of-production rate is the quantity of proven and probable molybdenum mineral reserves. The estimation of mineral reserves is complex and involves the use of estimates and assumptions. These estimates and assumptions include the use of geological modeling and sampling as well as estimates of long-term molybdenum prices and future mining costs. These estimates and assumptions can change as a result of numerous factors, including new information gained from development activities, evolving production history and a reassessment of the viability of production under different economic conditions. Significant judgment is involved in the reserve estimates, and actual results may differ significantly from current assumptions.
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
We enter into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date based upon quoted prices. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to an estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net (loss) income. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to molybdenum sales is recorded each reporting period until the date of final pricing. Accordingly, in times of rising molybdenum prices, molybdenum sales benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally-priced sales pursuant to contracts entered into in prior years; in times of falling molybdenum prices, the opposite occurs.
Income and Mining Taxes
In preparing the consolidated financial statements, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates and laws is recognized in net (loss) income in the period in which such changes are enacted.

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

At December 31, 2012, tax valuation allowances total $206.5 million. Of this amount, $67.7 million relates to allowances covering our foreign tax credit and alternative minimum tax credit carry-forwards in the US, $42.1 million relates to allowances covering some of the capital and non-capital tax loss carry-forwards in both the US and Canada and $96.7 million relates to allowances covering some of our capital expenditures, primarily at the Endako Mine.

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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Molybdenum
Our consolidated molybdenum sales represent the sale of molybdenum in various forms from our mines and from third-party material that is purchased, processed and sold. Molybdenum sales for December 31, 2012 were $386.8 million, with cash used by operations of $82.8 million. For each $1 per pound change in molybdenum prices (using the molybdenum pounds sold from our mines in 2012), our 2012 revenue would change by approximately $18.1 million.
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
The following table sets forth our outstanding provisionally-priced contracts as of December 31, 2012, which all mature in 2013:

Pounds to be Sold/Purchased
(000's lb)
Provisionally-priced sales	124
Provisionally-priced purchases	879
We also enter into certain molybdenum sales contracts to sell future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. The following table sets forth our outstanding fixed-price molybdenum sales contracts as of December 31, 2012:

December 31, 2012
Molybdenum committed (000's lb)	116.7
Average price ($/lb)	$12.36
Historically, these contracts were recorded as derivatives with changes in the fair value recorded to net (loss) income. Beginning October 1, 2009, we elected to treat these contracts as normal purchase and normal sales contracts. As such, these contracts are no longer recorded at market value (mark-to-market) at each reporting period. For the years ended December 31, 2012, 2011 and 2010, we recorded losses of nil, $1.7 million and $0.2 million, respectively, in our Consolidated Statements of Operations and Comprehensive (Loss) Income.
In the normal course of operations, we enter into agreements for the purchase of molybdenum. As of December 31, 2012, we had commitments to purchase approximately 10.4 million pounds of molybdenum sulfide concentrate from 2013 to 2016, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.
Copper and Gold
We are currently in the process of constructing and developing our Mt. Milligan project which will be an open-pit copper and gold mine and concentrator. Mt. Milligan is designed to be a conventional truck-shovel open-pit mine with a 66,000 ton per day copper flotation processing plant with estimated average annual production over the life of the mine of 81 million pounds of copper and 194,500 ounces of gold, each in concentrate. Once Mt. Milligan is operational and we begin to sell concentrate from this mine, we will be exposed to fluctuations in the market price of gold and copper, each of which is affected by factors beyond our control. The extent to which these price fluctuations could affect our results of operations and financial condition will be determined by the volume of concentrate we sell from this mine. During the years ended December 31, 2012, 2011 and 2010, we did not have exposure to fluctuations in the price of gold or copper.
Foreign Currency Exchange Risk
We transact business in various currencies in the normal course of our operations. All of our revenues are denominated in the U.S. dollar; however, we pay certain expenses attributable to our Canadian operations in the Canadian dollar. As a result, we have ongoing foreign exchange translation risk with respect to our Canadian operations. A decrease of 1% in the value of the U.S. dollar relative to the Canadian dollar would have decreased operating (loss) income during the year ended December 31, 2012 by approximately $6.1 million.
To help mitigate this risk, from time to time, we enter into various derivative instruments, such as foreign currency forward contracts, options and collars. The terms of these instruments are typically less than one year. As of December 31, 2012, we had no open foreign currency contracts. As of December 31, 2011, we had open foreign currency option contracts for C$90 million at exchange rates ranging from $1.03 to $1.05 and €2.23 million at an exchange rate of $1.36.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Thompson Creek Metals Company Inc.:
We have audited the accompanying consolidated balance sheets of Thompson Creek Metals Company Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thompson Creek Metals Company Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thompson Creek Metals Company Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Denver, Colorado
February 25, 2013

THOMPSON CREEK METALS COMPANY INC.
CONSOLIDATED BALANCE SHEETS
(US dollars in millions, except share amounts)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$526.8	$294.5
Accounts receivable	52.9	71.8
Accounts receivable-related parties	6.4	6.8
Product inventory	110.8	77.9
Material and supplies inventory	48.4	35.9
Prepaid expenses and other current assets	5.8	5.6
Income and mining taxes receivable	16.0	9.1
Restricted cash	37.1	—
	804.2	501.6
Property, plant, equipment and development, net	2,538.9	2,359.4
Restricted cash	5.7	39.0
Reclamation deposits	30.1	24.6
Goodwill	—	47.0
Other assets	31.3	22.6
	$3,410.2	$2,994.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$128.5	$186.2
Income, mining and other taxes payable	0.6	2.2
Current portion of long-term debt	16.6	5.7
Current portion of long-term capital lease obligations	14.1	1.0
Deferred income tax liabilities	5.9	14.0
Other current liabilities	13.8	9.0
	179.5	218.1
Gold Stream deferred revenue	669.6	364.6
Long-term debt	921.8	361.0
Capital lease obligations	58.0	7.2
Other liabilities	5.3	15.9
Asset retirement obligations	36.6	32.8
Common stock purchase warrant derivatives	—	3.0
Deferred income tax liabilities	137.5	262.1
	2,008.3	1,264.7
Commitments and contingencies (Note 17)
Shareholders' equity
Common stock, no-par, 168,726,984 and 167,963,639 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	1,017.9	1,014.3
Additional paid-in capital	233.8	52.6
Retained earnings	92.3	638.6
Accumulated other comprehensive income	57.9	24.0
	1,401.9	1,729.5
	$3,410.2	$2,994.2
See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE (LOSS) INCOME
(US amounts in millions, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
REVENUES
Molybdenum sales	$386.8	$651.9	$578.6
Tolling, calcining and other	14.6	17.2	16.2
Total revenues	401.4	669.1	594.8
COSTS AND EXPENSES
Cost of sales
Operating expenses	380.0	392.8	315.5
Depreciation, depletion and amortization	64.0	74.7	49.9
Total cost of sales	444.0	467.5	365.4
Selling and marketing	8.0	9.7	9.3
Accretion expense	2.3	1.9	1.5
Fixed asset impairment	530.5	—	—
General and administrative	27.6	26.5	21.9
Acquisition costs	—	—	12.9
Exploration	2.2	14.2	9.4
Total costs and expenses	1,014.6	519.8	420.4
OPERATING (LOSS) INCOME	(613.2)	149.3	174.4
OTHER EXPENSE AND (INCOME)
Goodwill impairment	47.0	—	—
Change in fair value of common stock purchase warrants	(1.8)	(169.2)	49.6
(Gain) loss on foreign exchange	(12.2)	13.1	(7.4)
Interest and finance fees	12.8	5.2	0.9
Interest income	(1.1)	(2.1)	(1.5)
Other	(0.5)	(1.0)	(1.1)
Total other expense and (income)	44.2	(154.0)	40.5
(Loss) income before income and mining taxes	(657.4)	303.3	133.9
Income and mining tax (benefit) expense
Current	(5.4)	30.9	8.6
Deferred	(105.7)	(19.7)	11.6
	(111.1)	11.2	20.2
NET (LOSS) INCOME	$(546.3)	$292.1	$113.7
COMPREHENSIVE (LOSS) INCOME
Post retirement benefit, net of tax	—	(0.1)	0.2
Foreign currency translation	33.9	(29.2)	43.3
Total other comprehensive income (loss)	33.9	(29.3)	43.5
Total comprehensive (loss) income	$(512.4)	$262.8	$157.2

NET (LOSS) INCOME PER SHARE
Basic	$(3.24)	$1.75	$0.79
Diluted	$(3.24)	$1.73	$0.75
Weighted-average number of common shares
Basic	168.4	167.2	144.7
Diluted	168.4	168.6	152.5
See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US dollars in millions)

	Years Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net (loss) income	$(546.3)	$292.1	$113.7
Items not affecting cash:
Fixed asset impairment	530.5	—	—
Goodwill impairment	47.0	—	—
Change in fair value of common stock purchase warrants	(1.8)	(169.2)	49.6
Depreciation, depletion and amortization	64.0	74.7	49.9
Accretion expense	2.3	1.9	1.5
Amortization of finance fees	9.6	2.1	0.2
Stock-based compensation	6.3	7.8	7.4
Materials and supplies inventory write downs	0.2	2.0	—
Product inventory write downs	52.6	17.3	—
Deferred income tax (benefit) expense	(105.7)	(19.7)	11.6
Unrealized loss (gain) on derivative instruments	1.7	(1.6)	0.7
Unrealized foreign exchange (gain) loss	(13.3)	11.8	—
Change in working capital accounts (Note 22)	(129.9)	(16.5)	(77.2)
Cash (used) generated by operating activities	(82.8)	202.7	157.4
INVESTING ACTIVITIES
Short-term investments	—	—	355.2
Capital expenditures	(722.3)	(686.6)	(213.7)
Capitalized interest payments	(40.7)	(13.7)	—
Restricted cash	5.6	(16.0)	(6.6)
Reclamation (deposit) refund	(5.3)	(0.1)	5.9
Acquisition of Terrane, net of cash acquired of $27.1	—	—	(383.4)
Cash used by investing activities	(762.7)	(716.4)	(242.6)
FINANCING ACTIVITIES
(Cost) proceeds from issuance of common shares, net	(0.3)	26.4	7.6
Proceeds from the Gold Stream Arrangement	305.0	138.1	226.5
Proceeds from senior secured note issuance	346.8	—	—
Proceeds from senior unsecured note issuance	200.0	350.0	—
Proceeds from tangible equity units	220.0	—	—
Proceeds from sales leaseback transactions	49.3	—	—
Proceeds from equipment financing loan	—	—	12.8
Issuance costs related to equity portion of tangible equity units	(6.4)	—	—
Debt issuance costs	(22.0)	(13.2)	(7.2)
Repayment of capital lease obligations	(4.2)	—	—
Repayment of long-term debt	(10.9)	(5.4)	(3.7)
Cash generated by financing activities	1,077.3	495.9	236.0
EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.5	(3.7)	6.7
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	232.3	(21.5)	157.5
Cash and cash equivalents, beginning of period	294.5	316.0	158.5
Cash and cash equivalents, end of period	$526.8	$294.5	$316.0
Supplementary cash flow information (Note 22)
See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2012, 2011 and 2010
(US dollars in millions, except share data in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances at January 1, 2010	139,511	$697.1	$45.7	$232.8	$9.8	$985.4
Issuance of new shares, net	24,297	268.5	—	—	—	268.5
Amortization of stock-based compensation	—	—	6.3	—	—	6.3
Stock option exercises	1,000	10.6	(3.3)	—	—	7.3
Tax benefit of stock option exercises	—	—	0.5	—	—	0.5
Warrant exercises	382	4.7	—	—	—	4.7
Comprehensive income:
Net income	—	—	—	113.7	—	113.7
Post retirement benefit, net of tax	—	—	—	—	0.2	0.2
Foreign currency translation	—	—	—	—	43.3	43.3
Total comprehensive income	—	—	—	—	—	$157.2
Balances at December 31, 2010	165,190	$980.9	$49.2	$346.5	$53.3	$1,429.9
Amortization of stock-based compensation	—	—	7.8	—	—	7.8
Stock option exercises	1,070	12.8	(4.6)	—	—	8.2
Tax benefit of stock option exercises	—	—	0.2	—	—	0.2
Warrant exercises	1,704	20.6	—	—	—	20.6
Comprehensive income:
Net income	—	—	—	292.1	—	292.1
Post retirement benefit, net of tax	—	—	—	—	(0.1)	(0.1)
Foreign currency translation	—	—	—	—	(29.2)	(29.2)
Total comprehensive income	—	—	—	—	—	$262.8
Balances at December 31, 2011	167,964	$1,014.3	$52.6	$638.6	$24.0	$1,729.5
Issuance of tangible equity units	—	—	177.7	—	—	177.7
Amortization of stock-based compensation	—	—	6.3	—	—	6.3
Stock option exercises	371	2.8	(1.9)	—	—	0.9
Tax benefit of stock option exercises	—	—	(0.9)	—	—	(0.9)
Warrant exercises	392	0.8	—	—	—	0.8
Comprehensive income:
Net loss	—	—	—	(546.3)	—	(546.3)
Foreign currency translation	—	—	—	—	33.9	33.9
Total comprehensive loss	—	—	—	—	—	$(512.4)
Balances at December 31, 2012	168,727	$1,017.9	$233.8	$92.3	$57.9	$1,401.9
See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements
Years ended December 31, 2012, 2011 and 2010
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
TCM is also in the process of constructing and developing the Mt. Milligan project in British Columbia, which will be an open-pit copper and gold mine and concentrator. Mt. Milligan is designed to be a conventional truck-shovel open-pit mine with a 66,000 ton per day copper flotation processing plant, with an estimated annual production over the life of the mine of 81 million pounds of copper and 194,500 ounces of gold, each in concentrate.
TCM also has a 100% interest in a copper, molybdenum and silver exploration property located in British Columbia (the “Berg property”), a 100% interest in an underground molybdenum exploration property located in British Columbia (the “Davidson property”) and a 43% joint venture interest in a gold exploration project located in Nunavut, Canada (the "Maze Lake property").
2. Significant Accounting Policies
Basis of Preparation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). The consolidated financial statements include the accounts of TCM and its subsidiaries and intercompany accounts and transactions have been eliminated in consolidation. TCM also consolidates its 75% proportionate interest in the accounts of the unincorporated Endako Mine joint venture.
Financial amounts are presented in US dollars unless otherwise stated. References to C$ are Canadian dollars and references to € are Euros.
Certain prior year amounts in the Consolidated Statements of Operations and Comprehensive (Loss) Income and Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.
Currency Translation
The functional currency of TCM and its US operations is the US dollar. Monetary assets and liabilities denominated in foreign currencies are translated into US dollars at exchange rates in effect at the balance sheet date, with resulting gains or losses reported in (gain) loss on foreign exchange in the computation of net (loss) income. Other non-monetary assets and liabilities are translated at historic rates. Revenues, expenses and cash flows in foreign currencies are translated into US dollars at average exchange rates.
The functional currency of TCM's Canadian operations is the Canadian dollar. The assets and liabilities for those subsidiaries with a Canadian dollar functional currency are translated at exchange rates in effect at the balance sheet date and revenues and expenditures are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the consolidated balance sheets as accumulated other comprehensive income within shareholders' equity.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. As the estimation process is inherently uncertain, actual future outcomes could differ from current estimates and assumptions, potentially having material effects on future financial statements. The more significant areas requiring the use of management estimates include

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
2. Significant Accounting Policies (Continued)

mineral reserve estimation; useful asset lives for depreciation, depletion and amortization; reclamation and closure costs; environmental obligations; deferred taxes and valuation allowances; and asset fair values in evaluating asset impairments.
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
Cash and Cash Equivalents and Restricted Cash
Cash is comprised of cash deposits held at banks. Cash equivalents are financial instruments issued or guaranteed by major financial institutions and governments that have an original maturity date of less than 90 days. Cash equivalents are stated at cost, which approximates market value. Restricted cash is primarily comprised of amounts withheld related to certain construction contracts and amounts to fund TCM's deferred compensation program.
Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts. Accounts receivable includes trade receivables of $34.6 million and $41.9 million and other receivables of $18.3 million and $29.9 million as of December 31, 2012 and 2011, respectively. Other receivables primarily consist of $12.9 million and $25.8 million of Canadian Harmonized Sales Tax refunds as of December 31, 2012 and 2011, respectively.
Short-term Investments
Short-term investments consist of US and Canadian government-backed securities with original maturities greater than 90 days and less than 180 days. Short-term investments are categorized as held-to-maturity financial instruments and are recorded at amortized cost. When there is objective evidence that held-to-maturity financial assets are impaired, and there is a decline in the fair value below amortized cost that is considered other than temporary, an impairment loss is recorded for the excess of amortized cost over fair value. As of December 31, 2012 and 2011, TCM did not have any short-term investments.
Product Inventories
Product inventories are carried at the lower-of-cost-or-market and assessed quarterly through the first quarter of 2012 and monthly thereafter to determine if a write down is required. Cost is comprised of production costs for ore produced and processed from TCM's mines and amounts paid for molybdenum concentrate purchased from third parties. Production costs include the costs of materials; costs of processing and roasting; direct labor; stock-based compensation; mine site and processing facility overhead costs; freight costs; and depreciation depletion and amortization. Stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) incurred during the production phase of a mine are considered variable production costs and are included as a component of inventory produced during the period in which stripping costs are incurred. TCM uses the first-in, first-out cost method for production and sales of product inventory and weighted-average cost for stockpiled ore.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
2. Significant Accounting Policies (Continued)

Obsolescence
TCM routinely evaluates materials and supplies for obsolescence. When necessary, obsolete materials and supplies are written down in a manner that reduces the inventory value to an amount that does not exceed its net realizable value, which may be considered salvage value, with the difference charged to current period expenses. During 2012 and 2011, TCM recorded a write down for obsolete materials and supplies inventory of $0.2 million and $2.0 million, respectively. No such write down was recorded in 2010.
Property, Plant, Equipment and Development
Mineral Properties
TCM capitalizes the costs to acquire mineral properties. On acquisition of a mineral property, TCM estimates the fair value of proven and probable mineral reserves, as well as the value beyond proven and probable mineral reserves, and records any costs incurred as assets at the date of acquisition. The costs assigned to mineral properties in production are amortized over the life of the mine using the units-of-production method based on the volume of mineral produced in relation to the total estimated proven and probable mineral reserves. The cost assigned to the value beyond proven and probable mineral reserves is not amortized. However, as new information is obtained or economic conditions change, mineralized material may be converted into proven and probable mineral reserves, at which time the capitalized costs associated with mineralized material are reclassified as costs subject to amortization.
Mine Development
Capitalization of mine development costs that meet the definition of an asset begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body and the removal of overburden to initially expose an ore body at open pit surface mines. Costs incurred during the exploration phase of a mine are expensed as incurred. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as exploration expense, unless it can be substantiated prior to the commencement of a drilling program that the drilling costs will result in the conversion of a mineral resource into proven and probable reserves. All capitalized costs are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in costs and expenses on the Consolidated Statements of Operations and Comprehensive (Loss) Income. Allowances, which will be used to offset future taxable income, generated from qualifying new mine development costs are included as reductions to construction-in-progress and increases to deferred tax assets on the Consolidated Balance Sheet.
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
Depreciation, depletion and amortization is allocated to product inventory cost and then included in depreciation, depletion and amortization as inventory is sold.
Additionally, interest expense and financing fees allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use. For the years ended December 31, 2012 and 2011, $45.8 million and $16.8 million, respectively, of interest expense and financing fees have been capitalized.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
2. Significant Accounting Policies (Continued)

Exploration
Exploration includes geological and geophysical work on areas without identified reserves, together with drilling and other related costs. These costs are expensed as incurred.
Fixed Asset Impairment
TCM reviews and evaluates its long-lived assets for impairment using a two-step approach when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. If total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets (step 1), then TCM performs an evaluation of the estimated fair value of the asset or asset group (step 2). An impairment loss is measured and recorded based on the difference between book value and the estimated fair value of the asset or asset group. Fair value is estimated using discounted estimated future cash flows, or the application of an expected present value technique in the absence of a market price. Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, molybdenum prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections. In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows. The assumptions underlying future cash flow estimates are subject to significant risks and uncertainties. Any differences between TCM's assumptions and market conditions and/or TCM's operating performance could have a material effect on the determination of ore reserves or the ability to recover the carrying amounts of TCM's long-lived assets, thus resulting in impairment charges.
During 2012, we experienced a triggering event that caused management to update its impairment evaluation. As a result of this evaluation, we wrote down our share of the fixed assets at the Endako Mine to the asset's fair value. See Note 6 for further discussion.
Goodwill
Acquisitions are accounted for using the purchase method, whereby tangible and intangible assets and liabilities acquired are recorded at their fair values as of the date of acquisition, and any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Goodwill is identified and assigned to reporting units by preparing estimates of the fair value of each reporting unit and comparing this amount to the carrying value of assets and liabilities of the reporting unit.
TCM evaluates the carrying amount of goodwill for impairment on an annual basis or when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Goodwill is assessed for impairment using a two-step approach. The first step compares the carrying value of the reporting unit to its fair value computed using discounted estimated future cash flows from the reporting unit. If the carrying value of a reporting unit exceeds its fair value, then TCM compares the implied fair value of the reporting unit's goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged against earnings. Assumptions underlying fair value estimates are subject to significant risk and uncertainties.
In evaluating goodwill for impairment, estimates of after-tax discounted future cash flows of the individual mining operations are used. The estimated cash flows used to assess recoverability of TCM's goodwill are derived from the most current life-of-mine plans developed using near-term, third-party price forecasts reflective of the current price environment and management's projections for long-term average prices and operating costs.
During 2012, we suspended waste stripping activity associated with the next phase of production at TC Mine, which, coupled with declines in molybdenum prices, represented significant changes in our business thereby requiring us to evaluate our goodwill for impairment on an enterprise-wide basis. As a result of this evaluation, the remaining balance of goodwill was impaired during 2012. See Note 6 for further discussion.
Debt Issuance Costs

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
2. Significant Accounting Policies (Continued)

Included in other long-term assets are costs associated with the issuance of TCM's secured and unsecured senior notes ("senior notes") and tangible equity units ("tMEDS"). The remaining unamortized issuance costs at December 31, 2012 and 2011 totaled $26.7 million and $17.2 million, respectively, and are being amortized over the life of the senior notes or the tMEDS, as applicable. Amortization costs for the senior notes and tMEDS are being capitalized to the Mt. Milligan project.
Capital Leases
TCM is the lessee of equipment under the Equipment Facility with Caterpillar (see Note 9). In 2012, TCM also entered into sale-leaseback transactions with Caterpillar with respect to certain equipment pursuant to the Equipment Facility. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Once ready for their intended use, the assets are depreciated over the lower of their related lease terms or their estimated productive lives.
Derivative Instruments
From time to time TCM enters into various arrangements such as foreign currency forward contracts and molybdenum purchase and sale contracts. TCM does not account for any of these arrangements using hedge accounting.
Financial and derivative instruments (including embedded derivatives) and any outstanding common stock purchase warrants are recorded at fair value on the balance sheet. Changes in the fair value of derivatives are recorded each period in the Consolidated Statements of Operations and Comprehensive (Loss) Income. All common stock purchase warrants were exercised or expired as of December 31, 2012.
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
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback of losses and tax planning strategies in making this assessment. A valuation allowance is provided for the portion of TCM's net deferred tax assets for which it is not more likely than not that they will be realized.
Asset Retirement Obligations
Future obligations to retire an asset, including site closure, dismantling, remediation and ongoing treatment and monitoring, are recorded as a liability at fair value at the time of construction or development. The fair value determination is based on estimated future cash flows, the current credit-adjusted risk-free discount rate and an estimated inflation factor. The value of asset retirement obligations is evaluated on an annual basis or as new information becomes available on the expected amounts and timing of cash flows required to discharge the liability. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated or amortized over the estimated life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period as accretion expense. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.
Revenue Recognition
TCM recognizes revenue from molybdenum sales when persuasive evidence of an arrangement exists, the price is fixed and determinable, the product has been delivered, title has transferred and collection is reasonably assured. TCM's sales contracts specify the point in the delivery process at which title transfers to the customer (shipping point or destination). Shipping and handling fees are accounted for on a gross basis under the terms of the contract. TCM recognizes tolling and calcining revenue under contractual arrangements as the services are performed on a per-unit basis.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
2. Significant Accounting Policies (Continued)

TCM enters into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date based upon quoted prices. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to an estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net (loss) income.
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
Performance Share Units
Performance share units ("PSUs") are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant. The Monte Carlo model is based on random projections of stock price paths. Expected volatility is calculated using a weighted average of historical daily volatilities and represents the extent to which TCM's stock price performance is expected to fluctuate during each of the calendar periods of the award's anticipated term. The fair value is recognized as an expense on a straight-line basis over the requisite service period (usually the vesting period) and included in the specific income statement categories that include the costs and benefits of the employees granted PSUs. Upon vesting, common shares are issued to the employee from authorized but unissued common stock.
Restricted Stock Units
Restricted stock units ("RSUs") are accounted for at fair value, which is based on the market value of TCM's common shares on the day of grant. The total fair value is recognized as an expense on a straight-line basis over the vesting period and included in the specific income statement categories that include the costs and benefits of the employee and directors granted RSUs. Upon vesting, common shares are issued to the employee and director from authorized but unissued common stock.
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
Earnings per Share
Earnings per share calculations are based on the weighted-average number of common shares issued and outstanding during the year. Diluted earnings per share are calculated using the treasury stock method, which assumes that outstanding stock options, warrants and prepaid purchase contracts (tMEDS) with an average exercise price less than the average market price of TCM's common shares are exercised, and the proceeds are used to repurchase common shares at the average market price of the common shares for the period. In years in which a loss is incurred, the effect of potential issuances of shares under the exercise of options, warrants and prepaid purchase contracts (tMEDS) would be anti-dilutive, and therefore, are excluded from diluted earnings per share calculations.
3. Terrane Acquisition

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
3. Terrane Acquisition (Continued)

On October 20, 2010, TCM acquired 100% of the issued and outstanding equity of Terrane Metals Corp. ("Terrane"), an exploration and development company in British Columbia, Canada. TCM acquired Terrane by way of a plan of arrangement pursuant to a definitive agreement dated July 15, 2010 and amended on August 20, 2010 (the "Arrangement"). Upon consummation of the Arrangement, Terrane became a wholly-owned subsidiary of TCM.
When acquired, Terrane had interests in four mineral properties in Canada: 100% in Mt. Milligan, 100% in the Berg property, 43% in the Maze Lake property and 51% in the Howards Pass property. In August 2012, a third party that had a contractual option to acquire the Howards Pass property exercised its option and, in doing so, acquired the Howards Pass property. As a result, we now hold a 0.51% net smelter return royalty and a 10.2% net profits interest (capped at C$5.1 million) with respect to the Howards Pass property. Mt. Milligan is a copper-gold deposit in the construction and development stage, which has been designed to be a conventional truck-shovel open pit mine. The Berg, Maze Lake and Howards Pass properties are in the exploration stage. In acquiring Terrane, TCM diversified its asset base of primary molybdenum deposits to include copper and gold from the development of Mt. Milligan and exploration opportunities in the other properties acquired.
Upon closing of the Terrane acquisition, the holders of Terrane's outstanding common shares received C$0.90 in cash and 0.052 of a TCM common share per Terrane share. As a result, TCM paid cash consideration of $410.5 million (C$420.5 million using the Bank of Canada noon rate on the date of closing) and issued 24.3 million common shares at a fair value of $268.7 million based on the closing price of TCM's stock on the date of closing.
In addition, pursuant to the Arrangement, 63.2 million of outstanding Terrane warrants as of October 20, 2010 remained outstanding, of which 45.4 million had an expiration date of April 16, 2011 (the "2011 Warrants") and 17.8 million had an expiration date of June 21, 2012 (the "2012 Warrants"). For each Terrane warrant outstanding, the holder was entitled (until the expiration) to receive, upon exercise, the same share and cash consideration that the warrant holder would have received had the Terrane warrant been exercised immediately before the effective time of the Arrangement.
TCM entered into supplemental indentures for the Terrane warrants (other than those originally issued to Goldcorp Canada Ltd.), which provide for an offset of the exercise price against the cash consideration that would otherwise be payable to the holder upon exercise of a Terrane warrant. Upon exercise, the holders follow the same procedures that would have been followed prior to the effective date of the Arrangement, except that: (i) in the case of the 2011 Warrants, which had an exercise price of C$1.50 (the "2011 Exercise Price"), the payment of the 2011 Exercise Price was partially satisfied by offsetting the cash consideration otherwise payable to an exercising holder; and (ii) in the case of the 2012 Warrants, which have an exercise price of C$0.85 (the "2012 Exercise Price"), the payment of the 2012 Exercise Price was satisfied by offsetting the cash consideration otherwise payable to such holder. Accordingly, upon valid exercise of (i) the 2012 Warrants, holders were not required to deliver cash in satisfaction of the 2012 Exercise Price and were entitled to receive cash in the amount of C$0.05 and the 0.052 TCM common share consideration for each 2012 Warrant exercised, and (ii) the 2011 Warrants, holders delivered C$0.60 cash in satisfaction of the 2011 Exercise Price and received the 0.052 TCM common share consideration for each 2011 Warrant exercised.
Accordingly, 7.6 million, 3.6 million and 6.5 million 2012 Warrants were exercised in 2012, 2011 and 2010, respectively, in exchange for 0.4 million, 0.2 million and 0.3 million TCM common shares, respectively. TCM made cash payments to warrant holders associated with these exercises of C$0.4 million, C$0.2 million and C$0.3 million in 2012, 2011 and 2010, respectively. A total of 71,260 unexercised 2012 Warrants expired on June 21, 2012. With respect to the 2011 Warrants, TCM received approximately C$17.5 million and C$0.5 million of proceeds from the exercise of approximately 29.1 million and 0.8 million 2011 Warrants, respectively, and issued 1.4 million and 0.1 million TCM common shares, respectively, as a result of these exercises. A total of 15.5 million unexercised 2011 Warrants expired on April 16, 2011. All outstanding Terrane warrants were exercised or expired as of December 31, 2012.
The fair value of the outstanding Terrane warrants at closing of the Arrangement was $14.2 million based upon the closing price of those warrants on the date of closing of the Arrangement and the related foreign exchange rate. TCM accounted for these warrants as a derivative and recorded a loss related to the change in the fair value and exercises of the Terrane Warrants of $1.8 million, $11.3 million and $6.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, and no related tax benefit was realized.
Fair Value Determination and Allocation of Consideration Transferred

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
3. Terrane Acquisition (Continued)

As noted above, TCM paid $410.5 million of cash, issued common shares at a fair value of $268.7 million (excluding share issuance costs of $0.2 million) and assumed the outstanding Terrane warrants with a value of $14.2 million, for a total purchase price of $693.4 million. The acquisition was accounted for under the purchase method of accounting, and TCM has allocated the purchase price of Terrane based upon the fair value of the net assets acquired and liabilities assumed at the acquisition date. At December 31, 2010, TCM estimated the fair values of the assets acquired and the liabilities assumed at the acquisition date and allocated the purchase price using preliminary estimates related to the fair value of the mineral properties acquired. The allocation of the purchase price was finalized during the second quarter of 2011 as follows:

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
Acquisition-related Costs
TCM incurred $12.9 million in acquisition costs related to the Terrane acquisition. TCM follows the business combination accounting guidance related to acquisition-related costs and expensed these costs as incurred. The acquisition-related costs for the Terrane acquisition are included in acquisition costs in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2010.
4. Inventory
The carrying value of product inventory is as follows:

	December 31, 2012	December 31, 2011
Finished product	$53.5	$50.3
Work-in-process	32.3	25.7
Stockpiled ore	25.0	1.9
	$110.8	$77.9

As of December 31, 2012 and 2011, the carrying value of TCM's inventory exceeded the market value resulting in write downs of $73.8 million and $24.9 million, respectively. Inventory write downs in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2012 include $52.6 million and $21.2 million of inventory write downs in operating expenses and depreciation, depletion and amortization, respectively.

Prior to the second quarter of 2012, lower-of-cost-or-market inventory write downs were recognized as operating expenses. Beginning in the second quarter of 2012, lower-of-cost-or-market inventory write downs were allocated between operating expenses and depreciation, depletion and amortization. Amounts in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2011 have been reclassified to conform to the current year's presentation. No such write down to market occurred in 2010. The effect of the reclassification for the year ended December 31, 2011 was an increase to depreciation, depletion and amortization and a decrease to operating expenses of $7.6 million.

5. Property, Plant, Equipment and Development
Property, plant, equipment and development is comprised of the following:

	December 31, 2012	December 31, 2011
Mining properties and mineral reserves	$978.0	$1,141.2
Mining and milling equipment and facilities	467.5	355.0
Processing facilities	165.8	135.8
Construction-in-progress	1,089.0	972.8
Other	18.2	11.3
	2,718.5	2,616.1
Less: Accumulated depreciation, depletion and amortization	(179.6)	(256.7)
	$2,538.9	$2,359.4
The construction-in-progress balance includes nil and $403.5 million related to the mill expansion project at the Endako Mine and $1,079.8 million and $553.8 million related to the Mt. Milligan project as of December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, TCM recognized an asset impairment of $530.5 million related to the write down of property, plant, equipment and development at Endako Mine. See Note 6 for further discussion.
Allowances, which will be used to offset future taxable income, generated from qualifying new mine development costs are included as reductions to construction-in-progress on the Consolidated Balance Sheet by $55.4 million and $29.0 million as of December 31, 2012 and 2011, respectively.
6. Impairments
Given the significant decline in molybdenum prices during 2012 and the performance of our two mines, we closely monitored and evaluated potential write downs throughout the year.
Goodwill
On October 26, 2006, TCM acquired Thompson Creek Metals Company USA, a private company that owned, among other assets, the TC Mine, the Endako Mine and the Langeloth Facility. This acquisition was accounted for using the purchase method, whereby the purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed at the effective date of the purchase. Because the purchase price exceeded the fair value of the net identifiable assets acquired, TCM recorded goodwill related to this transaction.

During the third quarter of 2012, we suspended waste stripping activity associated with the next phase of production at TC Mine. This decision and the decline in molybdenum prices represented significant changes in our business, requiring us to evaluate for potential impairments on an enterprise-wide basis at September 30, 2012. For purposes of the impairment evaluation, estimates of after-tax discounted future cash flows of the individual reporting units were used. The estimated cash flows were derived from life-of-mine plans developed using long-term analyst pricing reflective of the then-current price environment and management's projections for operating costs. We also considered the market value of our equity. As a result of this evaluation, a goodwill impairment charge of $47.0 million, representing the entire balance of goodwill, was recorded in other expense and (income) in our Consolidated Statements of Operations and Comprehensive (Loss) Income in 2012.

There was no impairment of goodwill during the years ended December 31, 2011 and 2010.

Fixed Asset Impairment

In accordance with US GAAP, we assess potential long-lived asset impairments using the two-step approach discussed in Note 2. While the Endako Mine assets were evaluated during third quarter in conjunction with the evaluation of goodwill (discussed above), no impairment loss on the Endako assets was taken during the third quarter as the anticipated undiscounted cash flows from the Endako Mine assets exceeded their carrying values (step 1). During the fourth quarter of 2012, both

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
6. Impairments (Continued)

management's view of future molybdenum prices and the long-term analyst view of molybdenum prices were adjusted further downward. In addition, due to certain operational issues at Endako Mine, including lower-than-anticipated ore grades and recovery and tailings management issues associated with frozen water in the tailings pond, we revised our operating plan for Endako for 2013, and these revisions impacted the Endako life-of-mine plan. Combined, these events constituted a triggering event, requiring us to evaluate our long-lived assets for impairment. After the fourth quarter triggering event, this evaluation indicated that the anticipated undiscounted cash flows from the Endako Mine assets (step 1) were less than their carrying values. As a result, we were required, under US GAAP, to measure the impairment loss (step 2) by comparing the carrying values of the Endako Mine assets to their discounted estimated future cash flows. This evaluation resulted in a pre-tax non-cash write down of TCM's share of the Endako property, plant, equipment and development assets of $530.5 million representing a write down to the assets' estimated fair value. TCM's share of the fair value of the property, plant, equipment and development assets was $189.5 million as of December 31, 2012. This impairment was included in total costs and expenses in our Consolidated Statements of Operations and Comprehensive (Loss) Income. Our impairment analysis did not result in any other long-lived asset impairments as of December 31, 2012.

There was no asset impairment during the years ended December 31, 2011 and 2010.
7. Derivative Financial Instruments
TCM enters into various derivative financial instruments in its normal course of operations. None of TCM's derivative instruments are treated as hedges for accounting purposes and all are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded to the Consolidated Statements of Operations and Comprehensive (Loss) Income, except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception. TCM is exposed to credit loss when counterparties with which it has entered into derivative transactions are unable to pay. To reduce counterparty credit exposure, TCM deals primarily with large, credit-worthy financial institutions and companies and limits credit exposure to each. TCM believes the counterparties to the contracts to be credit-worthy entities, and therefore, TCM believes credit risk of counterparty non-performance is relatively low. For information regarding the nature and types of TCM's derivatives, see the references noted in the following tables.
The following table summarizes the location and fair value amounts of all derivative financial instruments in the Consolidated Balance Sheets:

		Fair Value as of December 31,
Derivative Type	Balance Sheet Classification	2012	2011
Derivative assets
Forward currency contracts(c)	Prepaid expenses and other current assets	$—	$1.6
Total derivative assets		$—	$1.6
Derivative liabilities
Common stock purchase warrant derivatives(d)	Common stock purchase warrant derivatives	$—	$3.0
Total derivative liabilities		$—	$3.0

The following table sets forth the (losses) gains on derivative instruments for the years presented:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)

7. Derivative Financial Instruments (Continued)

		Years ended
Derivative Type	Statement of Operations Classification	December 31, 2012	December 31, 2011	December 31, 2010
Provisionally-priced sales(a)	Molybdenum sales	$(0.4)	$(0.9)	$(0.7)
Provisionally-priced purchases(a)	Operating expenses	(2.5)	3.0	(2.2)
Fixed-priced contracts(b)	Molybdenum sales	—	(1.7)	(0.2)
Forward currency contracts(c)	(Gain) loss on foreign exchange	1.8	0.1	(2.9)
Common stock purchase warrant derivatives(d)	Change in fair value of common stock purchase warrants	1.8	169.2	(49.6)
(a)   Provisionally-Priced Contracts
Certain molybdenum sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional-pricing mechanism, which is bifurcated and accounted for as a derivative.
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
The following table sets forth TCM's outstanding provisionally-priced contracts as of December 31, 2012, which all mature in 2013:

Pounds to be Sold/Purchased
(000's lb)
Provisionally-priced sales	124
Provisionally-priced purchases	879
(b)   Fixed-Priced Contracts
TCM's results of operations and operating cash flows are affected by changes in market prices for molybdenum. To mitigate a portion of this risk, TCM enters into certain molybdenum sales contracts where it sells future production at fixed prices. These fixed prices may be different than the quoted market prices at the date of sale. Substantially all of the fixed-priced forward molybdenum sales contracts in place at December 31, 2012 cover the period through December 31, 2013. In addition, TCM has entered into the Gold Stream Arrangement (the "Gold Stream Arrangement") (see Note 11) with a forward sales contract, which will commence upon production at Mt. Milligan.
The following table sets forth TCM's outstanding fixed-priced molybdenum sales contracts as of December 31, 2012:

December 31, 2012
Molybdenum committed (000's lb)	116.7
Average price ($/lb)	$12.36
(c)   Forward Currency Contracts
TCM transacts business in various currencies in the normal course of its operations and for capital expenditures. In addition, with all of its revenues denominated in U.S. dollars, TCM has an ongoing foreign exchange risk with respect to its Canadian operations. To help mitigate this risk, TCM enters into various derivative instruments such as foreign currency forward contracts, options and collars. The terms of these instruments are typically less than one year. TCM records its

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)

7. Derivative Financial Instruments (Continued)

currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of December 31, 2012, TCM had no open foreign currency contracts. As of December 31, 2011, TCM had open foreign currency option contracts for C$90 million at exchange rates ranging from $1.03 to $1.05 and €2.23 million at an exchange rate of $1.36.
(d)   Common Stock Purchase Warrant Derivatives
TCM accounts for its common stock purchase warrants as derivative liabilities with the changes in fair value recorded to the Consolidated Statements of Operations and Comprehensive (Loss) Income.
The following table summarizes common share purchase warrant transactions during the current period:

Number of Warrants
(000's)
Balance, December 31, 2010	80,384
Warrants exercised	(32,758)
Warrants expired	(40,005)
Balance, December 31, 2011	7,621
Warrants exercised	(7,550)
Warrants expired	(71)
Balance, December 31, 2012	—
TCM records the fair value of warrants based upon quoted market prices of these warrants and changes in the fair value of these warrants are recorded to TCM's Consolidated Statements of Operations and Comprehensive (Loss) Income. In April 2011, TCM received approximately $17 million of proceeds from the exercise of approximately 27.8 million Terrane warrants and issued 1.4 million TCM common shares as a result of these exercises. For the years ended December 31, 2012 and 2011, TCM recorded a non-cash increase to common stock of $0.8 million and $2.5 million, respectively, representing the fair value of warrants exercised on the date of such exercise and issued 0.4 million and 1.6 million of TCM shares. A total of 15.5 million unexercised 2011 Warrants assumed in the acquisition of Terrane expired in 2011. All outstanding Terrane warrants were exercised or expired as of December 31, 2012.
8. Fair Value Measurement
The following table sets forth TCM's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement, as discussed in Note 2.

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
Senior secured notes	$363.5	$—	$363.5
Senior unsecured notes	478.9	—	478.9
tMEDS	27.8	—	—	$27.8
	$870.2	$—	$842.4	$27.8

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
8. Fair Value Measurement (Continued)

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts	$1.6	$—	$1.6	$—
	$1.6	$—	$1.6	$—
Liabilities:
Senior unsecured notes	$309.0	$—	$—	$309.0
Common stock purchase warrant derivatives	3.0	3.0	—	—
	$312.0	$3.0	$—	$309.0

The sensitivity to changes in the unobservable inputs and their impact on the fair value measurement of senior secured and unsecured notes can be significant. The significant unobservable inputs for the senior secured and unsecured notes are risk-free interest rates and credit spread assumptions. The risk-free interest rate is negatively correlated to the fair value measure. An increase (decrease) in risk-free interest rates will decrease (increase) the fair value measure. The credit spread is negatively correlated to the fair value measure. An increase (decrease) in the credit spread will decrease (increase) the fair value measure.
The following table sets forth a reconciliation of activity related to Level 3 financial assets and liabilities for the years ended December 31, 2011 and December 31, 2012:

	Total	Fixed-Priced Contracts	Debt
Balance at January 1, 2011	$1.7	$1.7	—
Issuance of senior unsecured notes	350.0	—	$350.0
Realized (loss)	(1.7)	(1.7)	—
Unrealized (loss)	(41.0)	—	(41.0)
Balance at December 31, 2011	$309.0	—	$309.0
Transfer out of Level 3	(309.0)		(309.0)
Issuance of tMEDS	27.8	—	27.8
Balance at December 31, 2012	$27.8	—	$27.8
The transfer out of Level 3 of $309.0 million was the result of management's determination that sufficient observable data is available for the senior unsecured notes.
There were no transfers into or out of Level 3 during the year ended December 31, 2011. TCM's policy is to recognize transfers into and out of Level 3 as of the actual date of the event or change in circumstances.
9. Leases
Capital Leases
On March 30, 2011, TCM entered into an equipment financing facility, as amended from time to time (the "Equipment Facility"), pursuant to which Caterpillar Financial Services Limited ("Caterpillar") agreed to underwrite up to $132.0 million in mobile fleet equipment financing for the Mt. Milligan project. Each borrowing under the Equipment Facility represents a capital lease and will have a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at TCM's option. TCM's ability to borrow under the Equipment Facility terminates in December 2013 (or such later date as may be agreed upon by Caterpillar), and any unused commitments under the Equipment Facility will then terminate and no longer be available to TCM. At the end of each 48- or 60-month lease period, TCM has the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes non-financial covenants, and as of December 31, 2012, TCM was in compliance with these covenants. As of December 31, 2012 and 2011, TCM had $72.1 million and $8.2 million, respectively, in outstanding borrowings under the Equipment Facility. Interest pertaining to the

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)

9. Leases (Continued)

Equipment Facility is allocable to the cost of developing mining properties and to constructing new facilities and is capitalized until assets are ready for their intended use. For the years ended December 31, 2012 and 2011, TCM capitalized $1.9 million and nil, respectively, of the interest and debt issuance costs associated with the Equipment Facility. For the year ended December 31, 2012, $1.0 million of interest related to the Equipment Facility was paid.
During 2012, TCM entered into sale-leaseback transactions with Caterpillar with respect to certain equipment pursuant to the Equipment Facility. As of December 31, 2012, TCM received $49.3 million in cash from Caterpillar for the sale of equipment, which was subsequently leased back. Interest payments are based on LIBOR plus a margin. The leases are considered to be capital leases resulting in an increase to capital lease obligation of $42.3 million after upfront payments of $7.0 million.

TCM's total capital lease obligations consist of the following:

	December 31, 2012	December 31, 2011
Capital leases	$29.8	$8.2
Sales-leaseback	42.3	—
Total capital leases	$72.1	$8.2
Future lease payments under capital leases as of December 31, 2012 for each of the next five years and in the aggregate are:

Amount
(in millions)
2013	$14.1
2014	14.8
2015	15.6
2016	16.3
2017	11.3
Total future capital lease payments	$72.1
Operating Leases
We lease certain assets, such as equipment and facilities, under operating leases expiring at various dates through 2018. Future lease payments under operating leases as of December 31, 2012 for each of the next five years and in the aggregate are:

Amount
(in millions)
2013	$1.2
2014	0.7
2015	0.6
2016	0.7
2017	0.6
Thereafter	0.1
Total future operating lease payments	$3.9
Rent expense for 2012, 2011 and 2010 was $0.6 million, $0.5 million and $0.5 million, respectively.

10. Debt
TCM's total debt consists of the following:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
10. Debt (Continued)

	December 31, 2012	December 31, 2011
Senior secured notes	$346.8	$—
Senior unsecured notes	550.0	350.0
Tangible equity units (tMEDS) (see Note 12)	30.6	—
Equipment loans	10.6	16.1
Other	0.4	0.6
Total debt	938.4	366.7
Less: Current portion	(16.6)	(5.7)
Total long-term debt	$921.8	$361.0
9.75% Senior Secured Notes

On November 27, 2012, TCM issued $350.0 million of 9.75% senior secured notes (the “2017 Notes”). The proceeds received in the offering were $336.8 million, net of financing fees of $10.0 million and a discount of $3.2 million. TCM is utilizing the net proceeds from the 2017 Notes offering to fund the development of Mt. Milligan and for general working capital purposes. The 2017 Notes are guaranteed on a senior basis by substantially all of TCM's subsidiaries and are secured by a first priority lien subjected to permitted liens on substantially all of our and the guarantors' property and assets.

The 2017 Notes mature on December 1, 2017 and accrue interest from November 27, 2012 until maturity at a fixed rate of 9.75% per year. Interest on the 2017 Notes is payable on February 1 and August 1 of each year, commencing February 1, 2013, to the holders of record at the close of business on the January 15 and July 15 prior to each interest payment date. For the year ended December 31, 2012, TCM capitalized $3.4 million of the interest, discount amortization and debt issuance costs associated with the 2017 Notes.

The 2017 Notes are governed by a base indenture, dated May 11, 2012, supplemented by the first supplemental indenture, dated May 11, 2012, and the fifth supplemental indenture, dated November 27, 2012 (the “2017 Notes Indenture”). There are no maintenance covenants with respect to TCM's financial performance. However, the 2017 Notes Indenture does contain transaction-based restrictive covenants that restrict TCM's ability and the ability of certain of TCM's subsidiaries to incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into transactions with affiliates; and enter into agreements restricting our subsidiaries' ability to pay dividends and consolidate, merge or sell all or substantially all of our assets, in each case subject to certain exceptions.

The 2017 Notes are redeemable at TCM's option at any time prior to December 1, 2015 at a price equal to 100% of the principal amount of the 2017 Notes, plus accrued and unpaid interest and a make-whole premium. TCM may also redeem up to 35% of the original principal amount of the 2017 Notes at any time prior to December 1, 2015 with the proceeds of certain equity offerings at a redemption price of 109.75% of the principal amount of the 2017 Notes, together with accrued and unpaid interest to, but not including, the date of redemption. TCM may also redeem the 2017 Notes at any time on or after December 1, 2015 at the redemption prices specified in the 2017 Notes Indenture together with accrued and unpaid interest to, but not including, the date of redemption. Finally, TCM may redeem the 2017 Notes at any time upon the occurrence of specified events relating to Canadian tax law at a redemption price of 100% of the principal amount of the 2017 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

The 2019 Notes Indenture contains customary events of default. If an event of default occurs and is continuing under the 2019 Notes Indenture, the trustee or holders of at least 25% in principal of the outstanding 2019 Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the 2019 Notes to be due and payable immediately. Certain events of bankruptcy or insolvency are events of default that would result in the 2019 Notes being due and payable immediately upon the occurrence of such events of default.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
10. Debt (Continued)

For purposes of the fair market value disclosed in Note 8, the carrying value of the 2017 Notes as of December 31, 2012 was lower than the fair value of approximately $363.5 million. TCM determined the fair value of the 2017 Notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.

12.5% Senior Unsecured Notes

On May 11, 2012, TCM issued $200.0 million of 12.5% senior unsecured notes (the “2019 Notes”). The proceeds received in the offering were $193.1 million, net of financing fees of $6.9 million. TCM is utilizing the net proceeds from the 2019 Notes offering to fund the development of Mt. Milligan and for general working capital purposes. The 2019 Notes are guaranteed on a senior basis by substantially all of TCM's subsidiaries.

The 2019 Notes mature on May 1, 2019 and accrue interest from May 11, 2012 until maturity at a fixed rate of 12.5% per year. Interest on the 2019 Notes is payable on May 1 and November 1 of each year, commencing November 1, 2012, to the holders of record at the close of business on the April 15 and October 15 prior to each interest payment date. For the year ended December 31, 2012, TCM paid $11.8 million of interest and capitalized $16.6 million of the interest and debt issuance cost associated with the 2019 Notes.

The 2019 Notes are governed by a base indenture as supplemented by the first supplemental indenture and the second supplemental indenture thereto, each dated May 11, 2012 (the “2019 Notes Indenture”). There are no maintenance covenants with respect to our financial performance. However, the 2019 Notes Indenture does contain transaction-based restrictive covenants that restrict our ability and the ability of certain of our subsidiaries to incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into transactions with affiliates; and enter into agreements restricting our subsidiaries' ability to pay dividends and consolidate, merge or sell all or substantially all of our assets, in each case subject to certain exceptions.

The 2019 Notes are redeemable at TCM's option at any time prior to May 1, 2016 at a price equal to 100% of the principal amount of the 2019 Notes, plus accrued and unpaid interest and a make-whole premium. TCM may also redeem up to 35% of the original principal amount of the 2019 Notes at any time prior to May 1, 2015 with the proceeds of certain equity offerings at a redemption price of 112.5% of the principal amount of the 2019 Notes, together with accrued and unpaid interest to, but not including, the date of redemption. TCM may also redeem the 2019 Notes at any time on or after May 1, 2016 at the redemption prices specified in the 2019 Notes Indenture together with accrued and unpaid interest to, but not including, the date of redemption. Finally, TCM may redeem the 2019 Notes at any time upon the occurrence of specified events relating to Canadian tax law at a redemption price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

The 2019 Notes Indenture contains customary events of default. If an event of default occurs and is continuing under the 2019 Notes Indenture, the trustee or holders of at least 25% in principal of the outstanding 2019 Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the 2019 Notes to be due and payable immediately. Certain events of bankruptcy or insolvency are events of default that would result in the 2019 Notes being due and payable immediately upon the occurrence of such events of default.

For purposes of the fair market value disclosed in Note 8, the carrying value of the 2019 Notes as of December 31, 2012 was higher than the fair value of approximately $192.6 million. TCM determined the fair value of the 2019 Notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.
7.375% Senior Unsecured Notes
On May 20, 2011, TCM issued of $350.0 million of 7.375% senior unsecured notes (the "2018 Notes"). The proceeds received in the offering were $339.9 million, net of financing fees of $10.1 million. TCM is utilizing the net proceeds from the 2018 Notes offering to fund the development of Mt. Milligan and for general working capital purposes. The 2018 Notes are guaranteed on a senior basis by substantially all of our subsidiaries.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
10. Debt (Continued)

The 2018 Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year. Interest is payable on June 1 and December 1 of each year, and the first interest payment occurred on December 1, 2011. Interest is payable to the holders of record at the close of business on the May 15 and November 15 prior to each interest payment date. For the years ended December 31, 2012 and 2011, $25.8 million and $13.7 million, respectively, of interest related to the 2018 Notes was paid and $27.2 million and $16.8 million, respectively, of interest and debt issuance costs associated with the 2018 Notes was capitalized.
The 2018 Notes are governed by an indenture, dated May 20, 2011 (the “2018 Notes Indenture”). There are no maintenance covenants with respect to our financial performance. However, the 2018 Notes Indenture does contain transaction-based restrictive covenants that restrict our ability and the ability of certain of our subsidiaries to incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into transactions with affiliates; enter into agreements restricting our subsidiaries' ability to pay dividends and consolidate, merge or sell all or substantially all of our assets, in each case subject to certain exceptions.
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
The 2018 Notes Indenture contains customary events of default. If an event of default occurs and is continuing under the 2018 Notes Indenture, the trustee or holders of at least 25% in principal of the outstanding 2018 Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the 2018 Notes to be due and payable immediately. Certain events of bankruptcy or insolvency are events of default that would result in the 2018 Notes being due and payable immediately upon the occurrence of such events of default. In connection with the issuance of the 2018 Notes, we as guarantors, and the initial purchasers, entered into an agreement obligating us to file a registration statement with the SEC so that the holders of the 2018 Notes can exchange the 2018 Notes for registered notes and related guarantees evidencing the same indebtedness as the 2018 Notes. In December 2011, we completed the exchange offer of the original 2018 Notes for a like principal amount of exchange notes registered under the Securities Act of 1933.
For purposes of fair market value disclosed in Note 8, the carrying value of the 2018 Notes as of December 31, 2012 was higher than its fair value of approximately $286.3 million. TCM determined the fair value of its senior unsecured notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.
Mobile Mining Equipment Loans
On December 8, 2010, TCM executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during 2010. This fixed-rate loan bears interest at 3.6%, is scheduled to mature no later than December 8, 2015 and has an outstanding payable amount of $8.0 million as of December 31, 2012. TCM has an additional fixed-rate loan bearing interest at 5.9% that is scheduled to mature no later than October 31, 2013 and has an outstanding payable amount of $2.6 million as of December 31, 2012.
Credit Facility
On November 27, 2012, TCM terminated its senior secured revolving credit facility (the "Credit Facility"). The Credit Facility was voluntarily terminated by TCM prior to its December 10, 2014 maturity date without premium or penalty in conjunction with the issuance of the 2017 Notes described below. The Credit Facility allowed for borrowings of up to $300.0 million, subject to certain financial and non-financial covenants. TCM had no outstanding borrowings under, and was in compliance with all of the Credit Facility's covenants as of the date of termination of the Credit Facility. As of December 31, 2011, there were $9.0 million in letters of credit outstanding under the Credit Facility, and as of the date of termination of the Credit Facility, there were $24.9 million in letters of credit outstanding thereunder.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
10. Debt (Continued)

In connection with the termination of the Credit Facility, all outstanding letters of credit under the Credit Facility were also terminated and either replaced under the new letter of credit facility (described below) or secured pursuant to a safekeeping agreement.
Total Debt
Aggregate maturities, net of discount amortization on the 2018 Notes, of the outstanding borrowings at December 31, 2012 are as follows:

Years	Principal Due
(in millions)
2013	$16.6
2014	15.4
2015	9.6
2016	—
2017	350.0
Thereafter	550.0
Total maturities	941.6
Discount amortization on 2017 Notes	(3.2)
Total debt	$938.4
Total interest and finance fees, net of capitalized interest and debt issuance costs, were $12.8 million, $5.2 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
11. Gold Stream Arrangement
In October 2010, in connection with the Terrane acquisition, TCM entered into a purchase and sale agreement (the "Original Agreement") with a subsidiary of Royal Gold, Inc. ("Royal Gold") that provides for, among other things, the purchase by Royal Gold of 25% of the refined gold production from Mt. Milligan for a total payment of $311.5 million, of which $226.5 million was paid upon the closing of the Terrane acquisition in 2010, $26.1 million was paid in the fourth quarter of 2011 and the remaining $58.9 million was to be paid over the remaining Mt. Milligan construction period. Upon commencement of the gold production from Mt. Milligan, Royal Gold agreed to pay an additional cash purchase price for the payable gold under the Original Agreement at the lesser of $400, or the prevailing market price, if less than $400, for each payable ounce of gold until 550,000 payable ounces had been delivered to Royal Gold and the lesser of $450 or the prevailing market price for each additional payable ounce thereafter.
On December 14, 2011, TCM entered into an amended and restated agreement (the "Amended and Restated Agreement") with Royal Gold pursuant to which TCM agreed to sell an additional 15% of the refined gold production from Mt. Milligan to Royal Gold in exchange for a total of $270.0 million, $112.0 million of which was paid upon signing. Under the Amended and Restated Agreement, Royal Gold increased its aggregate investment (including amounts previously funded under the Original Agreement and commitments for future funding) from $311.5 million to $581.5 million and agreed to purchase a total of 40% of the payable ounces of gold produced from Mt. Milligan at an additional cash purchase price equal to the lesser of $435, or the prevailing market price, if less than $435, for each payable ounce of gold, regardless of the number of payable ounces delivered to Royal Gold. Taking into account Royal Gold's $112.0 million deposit made in connection with the Amended and Restated Agreement, as well as deposits totaling $252.6 million made by Royal Gold under the Original Agreement, the Amended and Restated Agreement provided for Royal Gold to make quarterly deposit payments to TCM in the aggregate amount of $216.9 million at a varying annual rate, commencing on March 1, 2012 and completing the first quarter of 2013. Royal Gold's obligation to make quarterly deposit payments is subject to the satisfaction of certain conditions contained in the Amended and Restated Agreement.
On August 8, 2012, TCM entered into an amendment to the Amended and Restated Agreement with Royal Gold (the amendment, together with the Amended and Restated Agreement, the “Gold Stream Arrangement”). Pursuant to the

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)

11. Gold Stream Arrangement (Continued)

amendment, TCM agreed to sell Royal Gold an additional 12.25% of the refined gold production from Mt. Milligan for $200.0 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. After giving effect to this transaction, TCM has agreed to sell to Royal Gold an aggregate total of 52.25% of the refined gold production from Mt. Milligan, and Royal Gold's aggregate investment (including amounts previously funded and commitments for future funding) in the refined gold from Mt. Milligan has increased to $781.5 million. Pursuant to this Gold Stream Arrangement, we received $305.0 million in cash payments from Royal Gold during 2012. The amendment restricts TCM's ability to incur debt in excess of $350.0 million that is secured by the assets of Mt. Milligan until the earlier of the date upon which 425,000 ounces of refined gold have been sold and delivered to Royal Gold or the date upon which the aggregate dollar amount of the difference between the market price for the gold delivered to Royal Gold and the price actually paid by Royal Gold exceeds $280.0 million. Shortly after execution of the amendment, Royal Gold made a cash payment to TCM of $75.0 million. Additionally, payments of $45.0 million and $95.0 million were made on September 4, 2012 and December 3, 2012, respectively. The amendment provides for future scheduled payments by Royal Gold to TCM in an aggregate amount of $111.9 million, to be paid on a quarterly basis as follows: $62.0 million on March 1, 2013; $37.0 million on June 1, 2013; and $12.9 million on September 1, 2013.
TCM must maintain a deposit record during the term of the Gold Stream Arrangement wherein TCM reduces the $781.5 million total amount paid by Royal Gold by the difference between the current market price at the time of sale of refined gold to Royal Gold and $435 per ounce, multiplied by the amount of refined gold sold in such sale. If, at the end of the initial 50-year term of the agreement, the total deposit amount reflected in the deposit record has not been reduced to nil, TCM must pay to Royal Gold the remaining balance reflected in the deposit record.
Royal Gold has a security interest in all of the Mt. Milligan assets until its total deposit amount has been reduced to nil. Royal Gold's security interest is subject to subordination to project or corporate financings by us, except that in such circumstances, Royal Gold retains a first priority interest in 52.25% of the refined gold from Mt. Milligan. After the total deposit amount has been reduced to nil, Royal Gold's security will consist solely of its first priority interest in 52.25% of the refined gold. The cash payments received under the Gold Stream Arrangement are recorded as deferred revenue and classified as a long-term liability on our Consolidated Balance Sheets. Once Mt. Milligan is in production and begins delivering gold to Royal Gold, the liability will be amortized over the life of the mine based on the amount of gold delivered.
In the event of any default under our agreement with Royal Gold, Royal Gold could require us to repay the deposits received from Royal Gold, which amounts totaled $669.6 million as of December 31, 2012.
12. Tangible Equity Units (tMEDS)

On May 11, 2012, TCM completed a public offering of 8,800,000 tMEDS with a stated value of $25.00. Each tMEDS unit consists of a prepaid common stock purchase contract and a senior amortizing note due May 15, 2015. The prepaid common stock purchase contracts were recorded as additional paid-in-capital (a component of shareholders' equity), net of issuance costs, and the senior amortizing notes have been recorded as long-term debt. Issuance costs associated with the debt component were recorded as a prepaid expense, which will be amortized using the effective interest rate method over the term of the instrument to May 15, 2015. TCM allocated the proceeds from the issuance of the tMEDS to equity and debt based on the relative fair values of the respective components of each tMEDS unit. The proceeds received in the offering were $212.3 million, which were net of financing fees of $7.7 million. For the year ended December 31, 2012, TCM capitalized $2.8 million of the interest and debt issuance costs associated with the tMEDS. TCM is utilizing the net proceeds from the tMEDS offering to fund the development of Mt. Milligan and for general working capital purposes. The aggregate values assigned upon issuance to each component of the tMEDS are as follows:

(US$ in millions except per unit amounts)

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
12. Tangible Equity Units (tMEDS) (Continued)

	Equity	Debt	tMEDS
	Component	Component	Total
Units issued (1)	8.8	8.8	8.8
Unit price	$20.92	$4.08	$25.00
Gross proceeds	184.1	35.9	220.0
Issuance costs	(6.4)	(1.3)	(7.7)
Net proceeds	$177.7	$34.6	$212.3

Balance sheet impact:
Other assets (prepaid issuance costs)	$—	$1.3	$1.3
Long-term debt	$—	$35.9	$35.9
Additional paid-in capital	$177.7	$—	$177.7

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

The fair value of the equity component was determined using a Kynex valuation model using the following weighted-average assumptions: (1) issue premium of 17.5%; (2) expected volatilities of 40% and 37%; (3) credit spread of 9.00% bps; and (4) term of 3 years.

Each senior amortizing note has an initial principal amount of $4.08, bears interest at 11.68% per annum and has a scheduled final installment payment date of May 15, 2015. On each February 15, May 15, August 15 and November 15, commencing on August 15, 2012, TCM is required to pay equal quarterly installments of $0.41 on each amortizing note (except for the August 15, 2012 installment payment, which was $0.42 per amortizing note). Each payment constitutes a payment of interest and a partial repayment of principal.

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

Applicable Market Value of TCM Common Stock	Settlement Rate
Less than or equal to $4.64	5.3879
Between $4.64 and $5.45	Number of shares equal to $25, divided by the applicable market price
Greater than or equal to $5.45	4.5855

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

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
12. Tangible Equity Units (tMEDS) (Continued)

For purposes of the fair market value disclosed in Note 8, the carrying values of the tMEDS as of December 31, 2012 were higher than the fair values of approximately $27.8 million. TCM determined the fair values of the tMEDS using a discounted cash flow valuation model, consisting of inputs such as credit spreads and the current trading price of the tMEDS.
13. Asset Retirement Obligations
Asset retirement obligations arise from the acquisition, development, construction and normal operation of mining property, plant, and equipment due to government controls and regulations that protect the environment on the closure and reclamation of mining properties. The exact nature of environmental issues and costs, if any, which TCM may encounter in the future are subject to change, primarily because of the changing character of environmental requirements that may be enacted by governmental agencies.
The following table details items affecting asset retirement obligations for future mine closure and reclamation costs in connection with TCM's Thompson Creek Mine, the 75% owned Endako Mine, the Davidson property and Mt. Milligan:

	Thompson Creek Mine	Endako Mine	Davidson Property	Mt. Milligan	Total
At January 1, 2010	$19.3	$5.3	$0.2	$—	$24.8
Additions/Revisions	1.4	1.1	—	—	2.5
Accretion	1.2	0.2	0.1	—	1.5
Foreign exchange	—	0.4	—	—	0.4
At December 31, 2010	$21.9	$7.0	$0.3	$—	$29.2
Additions/Revisions	(0.2)	0.8	—	1.2	1.8
Accretion	1.4	0.4	—	0.1	1.9
Foreign exchange	—	(0.1)	—	—	(0.1)
At December 31, 2011	$23.1	$8.1	$0.3	$1.3	$32.8
Additions/Revisions	(3.1)	1.7	—	2.8	1.4
Accretion	1.5	0.6	—	0.2	2.3
Foreign exchange	—	0.1	—	—	0.1
At December 31, 2012	$21.5	$10.5	$0.3	$4.3	$36.6
TCM is required by US federal and state laws and Canadian provincial laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if TCM is unable to do so. These laws are complex and vary from jurisdiction to jurisdiction. The laws govern the determination of the scope, cost of the closure, reclamation obligation and the amount and forms of financial assurance. As of December 31, 2012, TCM has provided the appropriate regulatory authorities in the US and Canada with $72.4 million in reclamation financial assurance for mine closure obligations. Of this assurance, $30.1 million and $24.6 million represent cash deposits as of December 31, 2012 and 2011, respectively.
The current reclamation bonding for the Thompson Creek Mine is $42.3 million. We have provided surety bonds to satisfy these obligations.
The estimated future reclamation costs for the Thompson Creek Mine have been discounted using rates from 6.74% to 9.75%. As of December 31, 2012, TCM anticipates that these costs will be incurred from 2026 to 2040. The total inflated and undiscounted estimated reclamation costs for Thompson Creek Mine were $44.9 million and $68.0 million as of December 31, 2012 and 2011, respectively.
In connection with the Endako Mine plan, the British Columbia Ministry of Energy, Mines and Petroleum Resources has required us to provide a security deposit in the amount of $15.4 million and $6.5 million as of December 31, 2012 and 2011, respectively. TCM's proportionate share is $11.6 million and $4.9 million as of December 31, 2012 and 2011, respectively. TCM's share of total inflated and undiscounted estimated reclamation costs for the Endako Mine were $40.0 million and $34.3 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012, TCM estimates its proportionate share of these costs will be incurred from 2013 to 2040. The estimated future reclamation costs for the Endako Mine have been discounted using rates from 2.94% to 11.00%.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
13. Asset Retirement Obligations (Continued)

In connection with the development of Mt. Milligan, the Province of British Columbia has required us to provide a security deposit in the amount of $18.1 million as of December 31, 2012. The estimated future reclamation costs for Mt. Milligan have been discounted using rates from 9.75% to 11.0%. As of December 31, 2012, TCM anticipates that these costs will be incurred beginning in the year 2036. The total inflated and undiscounted estimated reclamation costs for Mt. Milligan were $29.5 million and $18.4 million as of December 31, 2012 and 2011, respectively.
TCM's Berg property was acquired in the 2010 acquisition of Terrane. The Province of British Columbia has required TCM to provide a security deposit in the amount of $0.1 million as of December 31, 2012 for the Berg property.
TCM's Davidson property is presently in the exploration stage. The estimated future reclamation costs for the Davidson property have been discounted using rates ranging from 6.6% to 7.5%, which reflect the underlying funding arrangements at the time these costs were identified. In connection with this plan, the British Columbia Ministry of Energy, Mines and Petroleum Resources has required security in the amount of $0.3 million as of December 31, 2012 and 2011. The total inflated and undiscounted reclamation costs for Davidson were $0.4 million as of December 31, 2012, unchanged from December 31, 2011.
14. Employee Benefits
Deferred compensation
In 2012, TCM terminated a retention and severance arrangement under which certain of its employees were participants. The retention and severance arrangement was put into place in 2004. Under the terms of the severance portion of the arrangement, the participants accrued severance benefits based on years of service that were to be paid upon termination of the employees by TCM without cause and under certain other circumstances. In connection with termination of the plan which occurred on September 30, 2012, TCM has agreed to pay the participants severance amounts that had accrued to such individuals as of September 30, 2012 on the earlier of October 15, 2013 or the applicable participant's separation of service with the Company. On June 30, 2012, the retention portion of the arrangement was terminated with TCM agreeing to pay the participants 100% of current eligible retention amounts on June 30, 2013 for the period of July 1, 2012 to June 30, 2013 and 100% of current eligible retention amounts on June 30, 2014 for the period of July 1, 2013 to June 30, 2014. No further retention payments will be made under the arrangement after June 30, 2014. As of December 31, 2012, TCM's severance and retention liability amounted to $13.5 million related to this program. TCM also maintains an executive deferred compensation program for certain executives under the terms of their Employment Agreements that has not been terminated for which TCM's liability at December 31, 2012 amounted to $2.2 million.
As of December 31, 2012 and 2011, TCM's total liability amounted to $15.7 million and $21.0 million, respectively, related to the retention and severance arrangement, a form of a deferred compensation program. The trust fund assets as of December 31, 2012 and 2011 totaled $9.1 million and $20.0 million, respectively, and the trust has been included in TCM's consolidated financial statements in short-term restricted cash. For the years ended December 31, 2012, 2011 and 2010, TCM recognized an expense of $7.0 million, $7.1 million and $0.6 million, respectively, for the retention and severance arrangement, which includes amounts related to an executive deferred compensation program that was not part of the terminated plan.
Defined Contribution Pension Plans
TCM, through its subsidiaries, maintains defined contribution pension plans available to certain employees. TCM's Thompson Creek Metals Company Thrift Plan (the "Plan") is a defined contribution pension plan and covers all eligible employees employed in the US. The Plan is subject to the provisions of the US Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the US Internal Revenue Code. The assets of the Plan are held and the related investment transactions are executed by the Plan's trustee. Administrative fees, including accounting and attorney fees, are paid by TCM on behalf of the Plan. TCM contributed approximately $2.0 million, $1.9 million and $2.4 million, respectively, to the Plan for the years ended December 31, 2012, 2011 and 2010. TCM may make additional contributions to the Plan at its sole discretion; however, TCM has no further obligation relating to benefits under this Plan.

TCM has formed the Thompson Creek Metals Company Inc. Registered Pension Plan (the "Pension Plan") covering all Canadian employees. The assets of the Pension Plan are held and the related investment transactions are executed by the

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
14. Employee Benefits (Continued)

Pension Plan's trustee. Administrative fees, including any accounting and legal fees are paid by the TCM on behalf of the Pension Plan. All participating locations of the Pension Plan contributed C$1.7 million, C$1.3 million and C$0.9 million to the Pension Plan for the years ended December 31, 2012, 2011 and 2010, respectively. TCM has recorded its proportionate 75% share related to the Endako Mine contributions. TCM has no further obligation relating to pension benefits under this Pension Plan.
Postretirement Benefits
Under the union agreement at the Langeloth Facility, TCM is required to provide postretirement medical benefits for certain retired former employees and their dependents by making the monthly medical insurance premium payments on their behalf. Substantially all of TCM's current unionized employees may become eligible for this benefit if certain age and service requirements are met at the time of retirement, as specified in the union agreement. The benefit ceases when the eligible retired employee reaches 65 years of age. TCM does not have any obligation related to eligible retired unionized employees beyond the monthly medical insurance premiums. TCM follows current accounting guidance related to postretirement benefits for this plan. Prior service costs, actuarial gains and losses, and transition obligations are amortized over the average life expectancy of the plan's participants.
The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in TCM's financial statements:

	December 31, 2012	December 31, 2011
Change in benefit obligations:
Net benefit obligation at beginning of year	$3.0	$2.8
(Gain) loss	—	(0.1)
Service cost	0.3	0.3
Interest cost	0.1	0.2
Benefits paid	(0.1)	(0.2)
	$3.3	$3.0
The liability of $3.3 million is included in other liabilities on TCM's Consolidated Balance Sheets as of December 31, 2012.
The assumptions used to determine the benefit obligations as of December 31, 2012 included a measurement date of December 31, 2012 and a discount rate of 4.1%. The yield curve matching TCM's benefit obligation was derived using a cash flow analysis under the Citigroup pension liability index. The Citigroup pension discount curve shows the relationship between interest rates and the duration for hypothetical zero coupon investments. This yield curve was used in determining the discount rate for TCM's postretirement benefit obligation.
The components of net periodic benefit costs for the year ended December 31, 2012 included $0.3 million of service cost and $0.1 million of interest cost for a total net periodic benefit cost of $0.4 million.
The health care cost trend assumed that average cost of coverage was 8.0% for 2012, reduced by 0.5% annually to an ultimate trend of 4.5% in 2021 and beyond. The assumed health care cost trend rates can have a significant effect on the amounts reported for postretirement medical benefits. The effect of a one percent change in the health care cost trend rate used to calculate periodic postretirement medical costs and the related benefit obligation would be insignificant to this benefit obligation.
The expected postretirement medical benefits provided below are based on actuarial assumptions.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
14. Employee Benefits (Continued)

December 31,
Expected benefit payments:
2013	$0.1
2014	0.1
2015	0.2
2016	0.1
2017	0.2
2018-2022	1.5
15. Shareholders' Equity
The 8.8 million tMEDS issued in 2012 included prepaid common stock purchase contracts, recorded as $177.7 million to additional paid-in-capital, net of issuance costs. Each unsettled unit issued will automatically settle on May 15, 2015 and delivery of outstanding shares of common stock will be required based on the applicable market value; see Note 12 for further discussion.
The authorized share capital of TCM is comprised of an unlimited number of common shares and an unlimited number of preferred shares, issuable in series with terms determinable upon issuance. As of December 31, 2012, TCM has not issued any preferred shares.
Upon the closing of the Terrane acquisition in 2010, TCM issued 24.3 million common shares at a fair value of $268.7 million based on the closing price of TCM's stock on the date of closing. In addition, TCM paid share issuance costs of $0.2 million related to the shares issued.
16. Stock-Based Compensation
a)    Long-Term Incentive Plan
On May 6, 2010, TCM's shareholders approved the 2010 Long-Term Incentive Plan ("LTIP"). The LTIP allows TCM to grant stock options, share appreciation rights, restricted shares, restricted share units, performance share units or shares granted as bonus compensation. The number of common shares authorized for awards under the LTIP plan is 2.5 million plus 11.2 million shares still remaining under the previous stock option plan. As of December 31, 2012, TCM has granted stock options, PSUs and RSUs under the LTIP, as discussed below.
TCM does not realize a tax benefit for stock-based awards granted to Canadian employees under the current Canadian tax law.
i)   Stock Options
The expiration date and vesting provisions of stock options granted are established at the time an award is made. Stock options vest over 3 years and are exercisable over a period of time not to exceed 10 years from the grant date but generally expire 5 years from the grant date. When an option is exercised, TCM issues the requisite shares from authorized but unissued common stock. The exercise price of options granted prior to March 1, 2011 is equal to the greater of: (i) the volume weighted-average trading price of the underlying shares on the Toronto Stock Exchange over the five consecutive trading days immediately before the grant date and (ii) if the award date occurs in a trading black-out period, the weighted-average trading price over the five consecutive trading days immediately after the black-out period has been lifted. The exercise price of options granted after March 1, 2011 is equal to the volume weighted-average trading price of the underlying shares over the five consecutive trading days immediately before the grant date.
The following table summarizes stock option activity during the years ended December 31, 2010, 2011 and 2012:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
16. Stock-Based Compensation (Continued)

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
	(000's)	(a)	(a)
Stock options outstanding at January 1, 2010	6,314	$10.03	$29.2
Granted	268	11.84	—
Exercised	(1,000)	6.42	6.8
Canceled/expired/surrendered	(382)	17.57	—
Stock options outstanding at December 31, 2010	5,200	$10.17	$20.9
Granted	346	9.98	—
Exercised	(926)	7.18	4.7
Canceled/expired	(1,631)	8.15	—
Stock options outstanding at December 31, 2011	2,989	$12.29	$1.0
Granted	254	4.50	—
Exercised	(35)	6.02	—
Canceled/expired/forfeited	(749)	12.52	—
Stock options outstanding at December 31, 2012	2,459	$11.50	$0.2

(a)
The weighted-average exercise price of options outstanding is shown in US dollars as the majority of the options granted starting in 2011 have a strike price denominated in US dollars. Options with a Canadian dollar strike price have been converted to US dollars for disclosure purposes using the exchange rates on the respective date of grant.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
	(000's)	(a)		(000's)	(a)
$ 2.70 - $5.83	223	$4.14	4.6	74	$4.14	4.6
$ 6.02- $10.64	325	$7.95	3.2	206	$7.92	3.0
$11.88 - $14.04	1,361	$12.16	2.0	1,349	$12.17	2.0
$14.24 - $15.40	550	$14.98	0.8	550	$14.98	0.8
_______________________________________________________________________________

(a)
The weighted-average exercise price of options outstanding is shown in US dollars as the majority of the options granted starting in 2011 have a strike price denominated in US dollars. Options with a Canadian dollar strike price have been converted to US dollars for disclosure purposes using the exchange rates on the respective date of grant.

As of December 31, 2012, approximately 0.3 million outstanding options had not vested and were not exercisable. The total unrecognized compensation cost related to these options was $0.4 million as of December 31, 2012 and is expected to be recognized over a weighted-average period of 1.3 years.
As of December 31, 2012, approximately 2.2 million options had vested and were exercisable. The aggregate intrinsic value of these exercisable awards was $0.2 million as of December 31, 2012.
The weighted-average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using a Black-Scholes option valuation model were as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
16. Stock-Based Compensation (Continued)

	Years Ended December 31,
	2012	2011	2010
Weighted-average fair value of options granted(a)	$1.63	$4.16	$5.31
Expected volatility	50.9%	67.2%	73.1%
Expected life (years)	2.8	2.8	2.9
Risk-free interest rate	0.4%	0.9%	1.2%
Expected dividend yield	—%	—%	—%
_______________________________________________________________________________

(a)
The weighted-average exercise price of options granted is shown in US dollars as the majority of the options granted starting in 2011 have a strike price denominated in US dollars. Options with a Canadian dollar strike price have been converted to US dollars for disclosure purposes using the exchange rates on the respective date of grant.

ii)    Performance Share Units
As of December 31, 2012, TCM had issued a total of 930,741 PSUs under the LTIP, which have been granted to eligible executives. The vesting of the PSUs granted prior to January 1, 2012 is contingent upon employee service and the performance of TCM's share price relative to the established award price. At each anniversary date during the vesting period, if the per share closing price of TCM's common stock on such date is at or higher than the award price, then the awards will vest one-third on each anniversary date, and the requisite shares will be issued from authorized but unissued common stock. If the closing price is less than the award price, and therefore, the market condition is not achieved, then those PSUs do not vest and are carried forward to the following anniversary date. Any PSUs not vested at the end of the three-year vesting period will expire.
The vesting of the PSUs granted during 2012 is contingent upon two performance metrics: 1) TCM's Total Shareholder Return (TSR) relative to the Russell 2000 Index during the three-year performance period as measured by the Relative TSR performance percentage as set forth by the plan administrator, and 2) the proven and probable mine reserves replaced by TCM during the three-year performance period as measured by the replacement reserves percentage determined by the plan administrator. The PSUs cliff vest three years from the date of issuance upon achievement of the above metrics.
All PSUs granted are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant. The Monte Carlo model is based on random projections of stock price paths. Expected volatility is calculated using a weighted average of historical daily volatilities and implied volatility and represents the extent to which TCM's stock price performance is expected to fluctuate during each of the three calendar-year periods of the award's anticipated term.
For the years ended December 31, 2012, 2011 and 2010, TCM recorded compensation expense related to the PSUs of $2.5 million, $1.7 million and $0.5 million, respectively. At December 31, 2012, unrecognized compensation expense related to PSUs totaled $3.8 million that will be recognized on a straight-line basis over a weighted-average period of 1.3 years.
The following table summarizes PSU activity during the years ended December 31, 2011 and 2012:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2011	230	$11.88
PSUs granted	310	11.94
Canceled/expired/forfeited	(45)	11.94
Outstanding at December 31, 2011	495	$11.91
PSUs granted	381	12.01
Canceled/expired/forfeited	(31)	12.01
Outstanding at December 31, 2012	845	$11.95
iii)     Restricted Stock Units

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
16. Stock-Based Compensation (Continued)

As of December 31, 2012, TCM had issued 821,664 RSUs under the LTIP, which have been granted to certain eligible employees and directors. TCM accounts for RSUs at fair value, which is based on the market value of TCM's common shares on the day of grant and recognized over the vesting period of 3 years. Upon vesting, TCM will issue the requisite shares from authorized but unissued common stock. TCM recorded $2.4 million, $1.1 million and $0.3 million of compensation expense related to its RSUs for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, unrecognized compensation expense related to restricted stock and restricted stock units totaled $3.3 million that will be recognized on a straight-line basis over a weighted-average period of 1.7 years.
The following table summarizes RSU activity during the years ended December 31, 2011 and 2012:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2011	209	$9.13
RSUs granted	200	11.24
RSUs vested and common shares issued	(44)	9.13
Canceled/expired/forfeited	(59)	10.78
Outstanding at December 31, 2011	306	$10.33
RSUs granted	413	8.82
RSUs vested and common shares issued	(72)	10.12
Canceled/expired/forfeited	(113)	9.62
Outstanding at December 31, 2012	534	$9.30
b)    Employee Stock Purchase Plan
On May 6, 2010, TCM's shareholders approved the 2010 Employee Stock Purchase Plan ("ESPP"). The ESPP provides an opportunity for TCM's employees to purchase its common shares at 85% of the closing price at the beginning of the offering period or at the end of the offering period, whichever is lower. The ESPP has two six-month offering periods beginning on the first day of January and on the first day of July. There are 1 million shares authorized for purchase by TCM's employees under the ESPP plan. Compensation expense is measured based on the fair value using a Black-Scholes model of the employees' option to purchase shares of common stock at the grant date. Compensation expense is recognized over the future periods in which the related employee service is rendered. TCM estimated a fair value of employee options to purchase shares under the ESPP of $2.34 for the first six-month offering period and $0.97 per share for the second six-month offering period for 2012. TCM recorded $0.4 million, $0.3 million and $0.1 million of expense related to the ESPP plan for the years ended December 31, 2012, 2011 and 2010, respectively. For the year ended December 31, 2012, TCM issued 263,735 shares of common stock under the ESPP. No tax benefit is realized for ESPPs unless there is a disqualifying disposition.
Stock-based compensation cost charged against earnings for all of TCM's stock-based awards is shown below for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Total stock-based compensation	$6.3	$7.8	$7.4
Amount capitalized to product inventory	(0.1)	(0.1)	(1.0)
Amount capitalized to Mt. Milligan	(0.5)	(0.3)	(0.1)
Stock-based compensation expense	5.7	7.4	6.3
US tax benefit	(1.5)	(1.7)	(1.2)
Impact on net income	$4.2	$5.7	$5.1

17. Commitments and Contingencies

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
17. Commitments and Contingencies (Continued)

Legal Matters
Below are descriptions of certain legal actions that involve certain properties of TCM. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions are not likely to have a material adverse effect on TCM's future consolidated financial position, results of operations or cash flows.
In May 2010, the Stellat'en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and TCM alleging that the Endako Mine and the mill expansion project at the Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty to consult with the Stellat'en First Nation in relation to the impacts of the Endako Mine and the mill expansion. The petitioners sought a declaration that the Provincial Crown did not fulfill its duty to consult with them in relation to the mill expansion project, a declaration that the mining permits and/or tenures held by TCM are invalid, an order quashing or setting aside the decision to issue a permit amendment to TCM and an injunction prohibiting further construction or alterations relating to the mill expansion project. The matter was heard by the Supreme Court of British Columbia in a hearing that took place in the first quarter of 2011. In August 2011, the Court dismissed the petitioners' claims in full. The Stellat'en First Nation subsequently filed a notice of appeal from that decision to the Court of Appeal of British Columbia seeking to have the decision of the Supreme Court of British Columbia set aside and seeking an order staying the permit amendment and any future permitting until the Province has engaged in further consultation. The government and TCM filed materials in response to the notice of appeal, and the matter was heard by the Court of Appeal in a hearing that took place in early November 2012. The timing of the release of the Court's decision in this matter is unknown.

In April 2012, the Stellat'en First Nation filed a new petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mine and Petroleum Resources and TCM making similar allegations to those discussed above in relation to a new permit amendment and new water license granted to TCM in March 2012 for the Endako Mine. In April 2012, the parties agreed to put this matter into abeyance. However, in January 2013 the Stellat'en First Nation indicated that they wish to proceed with this new petition. No date for hearing the new petition has been set.
Molybdenum Purchases
In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of December 31, 2012, TCM had commitments to purchase approximately 10.4 million pounds of molybdenum sulfide concentrate from 2013 to 2016, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.
Molybdenum Sales
In the normal course of operations, TCM enters into certain molybdenum sales contracts where it sells future production at fixed prices. As of December 31, 2012, TCM had commitments to sell approximately 116.7 thousand pounds of molybdenum oxide in 2013 and 2014 at an average price of $12.36 per pound.
Concentrate Sales Agreements

TCM entered into two concentrate sales agreements on June 29, 2012 and one concentrate sales agreement on August 13, 2012, whereby TCM, among other things, agreed to sell an aggregate of approximately 85% of the copper-gold-silver concentrate produced at Mt. Milligan during 2013 and 2014 and an aggregate of approximately 120,000 dry metric tons (“DMT”) in each of the two calendar years thereafter. Under one of the agreements, we have the option to sell to the counterparty, and the counterparty has the obligation to purchase from us, additional concentrate up to an amount equal to 40,000 dry metric tons per year during each of 2015 and 2016. Pricing under these concentrate sales agreements will be determined by reference to specified published reference prices during the applicable quotation periods. Payment for the concentrate will be based on the price for the agreed copper, gold and silver content of the parcels delivered, less smelting and refining charges and certain other deductions, if applicable. The copper smelting and refining charges will be negotiated in good faith and agreed by the parties for each contract year based on terms generally acknowledged as industry benchmark terms. The gold and silver refining charges are as specified in the agreements.
Capital Purchase Commitments

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
17. Commitments and Contingencies (Continued)

As of December 31, 2012, TCM had open purchase orders, contracts and capital purchase commitments of $170.9 million for engineering and equipment related to the development of Mt. Milligan.
Guarantees
In April 2010, TCM entered into a credit support agreement with British Columbia Hydro and Power Authority ("BC Hydro") related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro's estimated out-of-pocket costs for work on the Endako mill expansion project. Subsequent to the commissioning of the new mill and subject to annual measurements of BC Hydro's incremental revenues following the mill's commissioning, some or all of this financial assurance may, thereafter, be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The amount of the financial assurance as of December 31, 2012 was approximately C$16.5 million. The financial assurance is comprised of a guarantee for C$5.3 million and a surety bond for approximately C$11.2 million. Sojitz Moly Resources, Inc. (“Sojitz”), has agreed to reimburse TCM for 25% of any amounts paid under the C$5.3 million guarantee. The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility. At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.
As of December 31, 2012, a shortfall in Endako's future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.
18. Exploration
The following table summarizes TCM's exploration expenses by project or property:

	Years Ended December 31,
	2012	2011	2010
Berg Property	$1.1	$5.2	$—
TC Mine	0.2	3.1	1.4
Endako Mine	0.3	1.4	1.1
Mt. Milligan Project	0.1	1.0	1.1
Mt. Emmons Property	—	2.9	4.7
Davidson Property	0.5	0.5	0.5
Other	—	0.1	0.6
	$2.2	$14.2	$9.4
19. Income and Mining Tax (Benefit) Expense
(Loss) income from continuing operations before income taxes consists of the following for the periods presented:

	Years Ended December 31,
	2012	2011	2010
Canada	$(630.7)	$113.0	$(46.8)
United States	(26.7)	190.3	180.7
	$(657.4)	$303.3	$133.9
Below is a tabular disclosure of tax expense by jurisdiction for the three years ended December 31, 2012, 2011 and 2010:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)

19. Income and Mining Tax (Benefit) Expense (Continued)

	Years Ended December 31,
	2012	2011	2010
Current
Canada	$(6.4)	$(6.0)	$(6.1)
United States	1.0	36.9	14.7
	$(5.4)	$30.9	$8.6
Deferred
Canada	$(99.0)	$(6.4)	$10.5
United States	(6.7)	(13.3)	1.1
	(105.7)	(19.7)	11.6
Total tax (benefit) expense	$(111.1)	$11.2	$20.2
Income and mining taxes differ from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. The differences result from the following items:

	Years Ended December 31,
	2012	2011	2010
(Loss) income before income and mining taxes	$(657.4)	$303.3	$133.9
Combined Canadian federal and provincial income tax rates	25.0%	26.5%	28.5%
Income taxes based on above rates	(164.4)	80.4	38.2
Increase (decrease) to income taxes due to:
Unrealized (gain) loss on warrants	(0.4)	(44.8)	14.1
Difference in foreign statutory tax rates	(3.2)	19.9	15.3
Provincial and state mining and franchise taxes	(20.6)	(0.1)	4.9
State tax planning	—	—	(7.1)
Capital taxes	—	—	(0.1)
Non-deductible expenses	1.6	1.5	1.1
Non-taxable income	(0.2)	—	(1.8)
Asset impairment and other charges	16.7	—	—
Tax credits	(0.5)	—	—
Foreign tax differences	(10.3)	(10.3)	(10.3)
Depletion allowance	(9.4)	(32.4)	(25.4)
Domestic production allowance	—	(3.3)	(3.1)
Unrealized foreign exchange gain on translation of investments	(0.8)	0.9	(1.8)
Change in valuation allowance	84.1	(3.3)	1.6
Impact of change in tax on future income and mining taxes	(0.8)	(1.2)	(0.2)
Out-of-period adjustment	(1.8)	—	(4.5)
Expiration of warrants	—	4.8	—
Other	(1.1)	(0.9)	(0.7)
Income and mining tax (benefit) expense	$(111.1)	$11.2	$20.2
For the year ended December 31, 2012, TCM had a net tax benefit of $111.1 million compared to a net tax expense of $11.2 million and $20.2 million for the years ended December 31, 2011 and 2010, respectively. The net tax benefit for the year ended December 31, 2012 was impacted by an immaterial correction of $1.8 million related to the British Columbia mineral tax

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)

19. Income and Mining Tax (Benefit) Expense (Continued)

associated with TCM’s share of the expansion costs at the Endako Mine joint venture. TCM does not believe that the out-of-period adjustment is material to the period affected or the periods presented in this Form 10-K. In addition to the change in the valuation allowance related to the income statement for the year ended December 31, 2011, there is an additional decrease in valuation allowance related to equity due to a difference between book and tax basis on the warrant expiration tax gain in the amount of $4.8 million. The tax expense for the year ended December 31, 2010 was impacted by an out-of-period adjustment of $4.5 million related to a difference between the 2009 income tax provision and the 2009 tax return, whereby TCM realized an additional net operating loss carry-back.
Net Deferred Tax Liabilities
Deferred tax assets and liabilities arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income and mining tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	As of December 31,
	2012	2011
Deferred tax assets:
Working capital	$1.4	$0.8
Tax losses and credits carried forward	146.0	93.9
Property, plant, equipment and development	145.8	40.6
Merger and acquisition costs	3.1	3.2
Share issuance costs	—	1.5
Deferred compensation	7.3	9.0
Other deductible temporary differences	9.2	8.8
Deferred tax assets	312.8	157.8
Valuation allowances	(206.5)	(85.9)
Total deferred tax assets, net of valuation allowance	$106.3	$71.9
Deferred tax liabilities:
Inventory	$(10.4)	$(13.3)
Other taxable temporary differences-current	(0.9)	(1.0)
Property, plant, equipment and development	(233.0)	(330.9)
Asset retirement obligations	(0.6)	(1.2)
Other taxable temporary differences-non-current	(4.8)	(1.6)
Total deferred tax liabilities	(249.7)	(348.0)
Net deferred tax liabilities	$(143.4)	$(276.1)
At December 31, 2012, TCM had $309.9 million in loss and $67.9 million in credit carry forwards available for tax purposes. Substantially all of the carry forwards expire beyond 2015.
A valuation allowance is recorded on some of the benefits associated with both the loss and credit carry-forwards, as well as some of the capital expenditures, primarily at our Endako Mine joint venture, as it is not more likely than not that the benefit related to the specific deferred tax assets will be realized based on the available sources of taxable income.
TCM intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, US and non-US income and withholding taxes for which deferred taxes might otherwise be required have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary's net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $1,133.5 million and $1,243.5 million as of December 31, 2012 and 2011, respectively. The additional US and non-US income and withholding tax that would arise on the reversal of the temporary differences could

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)

19. Income and Mining Tax (Benefit) Expense (Continued)

be offset, in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred.
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
TCM or one of its subsidiaries files income tax returns in the Canadian federal jurisdiction, US federal jurisdiction and various state and provincial jurisdictions. The tax years for TCM and its significant subsidiaries that remain subject to examination are as follows:

Jurisdiction	Years Under Examination	Additional Open Years
US Federal	—	2008 - 2011
Canada Federal	—	2007 - 2011
British Columbia	2004 - 2006	2007 - 2011
Colorado	—	2008 - 2011
Idaho	2008 - 2010	2011
Pennsylvania	—	2009 - 2011
Utah	—	2010 - 2011
20. Net (Loss) Income per Share
The following is a reconciliation of net (loss) income and weighted-average common shares outstanding for purposes of calculating diluted net (loss) income per share for the three years ended December 31, 2012:

	For the years ended December 31,
	2012	2011	2010
Net (loss) income	$(546.3)	$292.1	$113.7
Basic weighted-average number of shares outstanding	168.4	167.2	144.7
Effect of dilutive securities
Common stock purchase warrants	—	0.9	6.2
Share-based awards	—	0.5	1.6
Diluted weighted-average number of shares outstanding	168.4	168.6	152.5
Net (loss) income per share
Basic	$(3.24)	$1.75	$0.79
Diluted	$(3.24)	$1.73	$0.75
For the year ended December 31, 2012, approximately 2.3 million options were excluded from the computation of diluted weighted-average shares as the strike prices of the options exceeded the price of the common stock, and 533,657 restricted stock units were excluded from the computation of diluted weighted-average shares as the strike price of the units exceeded the price of the common stock. The issuance of 47.4 million shares for the settlement of the tMEDS purchase contracts were considered in the calculation of diluted weighted-average shares; however, due to the net loss position of the Company, they have not been reflected above as they would be anti-dilutive.
For the year ended December 31, 2011, approximately 2.5 million stock options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM's common stock and 174,000

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)

20. Net (Loss) Income per Share (Continued)

restricted stock units were excluded from the computation of diluted weighted-average shares as the strike price of the units exceeded the price of common stock for the period.
For the year ended December 31, 2010, approximately 2.8 million stock options have been excluded from the computation of diluted securities as their effect would have been anti-dilutive.
21. Related Party Transactions
Total sales by TCM to Sojitz, TCM's Endako Mine joint venture partner, were $90.9 million, $126.1 million and $118.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. This represented 22.6%, 18.8% and 19.9% of TCM's total revenues for these respective years.
For the years ended December 31, 2012, 2011 and 2010, TCM recorded management fee income of $0.3 million, $0.3 million and $0.4 million, and selling and marketing costs of $0.6 million, $0.7 million and $0.8 million, respectively, from Sojitz.
As of December 31, 2012 and 2011, TCM's related accounts receivable owing from Sojitz were $6.4 million and $6.8 million, respectively.
22. Supplementary Cash Flow Information

	For the years ended December 31,
	2012	2011	2010
Change in working capital accounts:
Accounts receivable	$35.9	$(16.6)	$(27.5)
Product inventory	(77.8)	(30.1)	(29.6)
Material and supplies inventory	(11.6)	(9.7)	1.3
Prepaid expenses and other current assets	(2.0)	1.9	(0.9)
Income and mining taxes receivable	(6.7)	3.7	(7.9)
Accounts payable and accrued liabilities	(61.8)	35.8	(12.7)
Income and mining taxes payable	(5.9)	(1.5)	0.1
	$(129.9)	$(16.5)	$(77.2)
Cash interest paid	$41.3	$14.5	$0.7
Income and mining taxes paid, net of refunds	$2.9	$28.8	$16.0
For the years ended December 31, 2012, 2011 and 2010, cash interest paid included capitalized interest of $40.7 million, $13.7 million and nil, respectively, related to the Company's debt, as described in Note 10. In addition, a $9.0 million refund of foreign income taxes related to prior year tax returns was received in 2012, and a $13.0 million refund of certain state income taxes related to prior year tax returns was received in 2010.
Non-cash Investing and Financing Activities

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
22. Supplementary Cash Flow Information (Continued)

	For the years ended December 31,
	2012	2011	2010
Investing activities
Other investing adjustments	$4.8	$—	$—
Acquisition of property, plant and equipment under the Equipment Facility (see Note 9)	$(68.1)	$(8.2)	$—
Change in capital expenditure accrual	(72.0)	108.6	32.5
Financing activities
Capital leases	$65.3	$6.8	$—
23. Concentration of Credit Risk
TCM is exposed to counterparty risk from its cash and cash equivalent balances and its reclamation deposits held by financial institutions and governmental entities. TCM monitors its positions with, and the credit quality of, the financial institutions and companies in which it invests its cash, cash equivalents and that hold its reclamation deposits. Counterparties to cash balances and its reclamation deposits, other than balances maintained in various bank operating accounts, are US and Canadian institutions and the US and Canadian governments.
TCM manages its credit risk from its accounts receivable through its collection activities. As of December 31, 2012, TCM had three customers who owed TCM more than $3.0 million and accounted for approximately 41.9% of total accounts and other receivables outstanding. Another six customers had balances greater than $1.0 million but less than $3.0 million that accounted for approximately 20.4% of total accounts and other receivables. All of these balances were compliant with credit terms and scheduled payment dates.
TCM's maximum counterparty and credit risk exposure is the carrying value of its cash and cash equivalents and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities and fixed-rate debt, excluding the 2017 Notes, 2018 Notes, 2019 Notes and tMEDS, as discussed in Note 8, approximate fair value as of December 31, 2012.
24. Segment Information
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
TCM's chief operating decision makers (Chief Executive Officer and Chief Operating Officer) evaluate segment performance based on segment revenue less costs and expenses. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration and interest income and expense items to its reporting segments, unless such expenditures are directly related to segment operations. Segment information for the three years ended as of December 31, 2012, 2011 and 2010 is as follows:
For the year ended December 31, 2012:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)

24. Segment Information (Continued)

	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter- segment	Total
Revenues
Molybdenum sales	$302.0	$86.5	$—	$(1.7)	$386.8
Tolling, calcining and other	14.7	(0.1)	—	—	14.6
	316.7	86.4	—	(1.7)	401.4
Cost and expenses
Operating expenses	273.1	108.6	—	(1.7)	380.0
Selling and marketing	6.2	3.0	—	(1.2)	8.0
Depreciation, depletion and amortization	19.7	42.6	—	—	62.3
Accretion expense	1.5	0.6	0.2	—	2.3
Fixed asset impairment	—	530.5	—	—	530.5
	300.5	685.3	0.2	(2.9)	983.1
Segment revenue less costs and expenses	16.2	(598.9)	(0.2)	1.2	(581.7)
Other segment expenses (income)
Goodwill impairment	47.0	—	—	—	47.0
Gain on foreign exchange	(0.8)	(1.7)	(3.1)	—	(5.6)
Segment income (loss) before income and mining taxes	$(30.0)	$(597.2)	$2.9	$1.2	$(623.1)

For the year ended December 31, 2011:

	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter- segment	Total
Revenues
Molybdenum sales	$549.8	$102.1	$—	$—	$651.9
Tolling, calcining and other	17.2	0.6	—	(0.6)	17.2
	567.0	102.7	—	(0.6)	669.1
Cost and expenses
Operating expenses	319.2	74.2	—	(0.6)	392.8
Selling and marketing	7.9	3.2	—	(1.4)	9.7
Depreciation, depletion and amortization	34.1	38.7	0.1	—	72.9
Accretion expense	1.5	0.4	—	—	1.9
	362.7	116.5	0.1	(2.0)	477.3
Segment revenue less costs and expenses	204.3	(13.8)	(0.1)	1.4	191.8
Other segment expenses
Loss on foreign exchange	0.9	2.4	4.0	—	7.3
Segment income (loss) before income and mining taxes	$203.4	$(16.2)	$(4.1)	$1.4	$184.5

For the year ended December 31, 2010:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)

24. Segment Information (Continued)

	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter- segment	Total
Revenues
Molybdenum sales	$473.0	$113.3	$—	$(7.7)	$578.6
Tolling, calcining and other	16.2	0.1	—	(0.1)	16.2
	489.2	113.4	—	(7.8)	594.8
Cost and expenses
Operating expenses	259.1	64.2	—	(7.8)	315.5
Selling and marketing	7.3	3.5	—	(1.5)	9.3
Depreciation, depletion and amortization	27.0	22.1	—	—	49.1
Accretion expense	1.2	0.3	—	—	1.5
	294.6	90.1	—	(9.3)	375.4
Segment revenue less costs and expenses	194.6	23.3	—	1.5	219.4
Other segment (income) expenses
(Gain) loss on foreign exchange	—	(0.7)	0.1	—	(0.6)
Segment income (loss) before income and mining taxes	$194.6	$24.0	$(0.1)	$1.5	$220.0

Reconciliation of Segment Income to Net (Loss) Income

	For the years ended December 31,
	2012	2011	2010
Segment (loss) income	$(623.1)	$184.5	$220.0
Other (income) expense
Change in fair value of common stock purchase warrants	(1.8)	(169.2)	49.6
General and administrative	27.6	26.5	21.9
Acquisition costs	—	—	12.9
Exploration	2.2	14.2	9.4
Interest expense (income), net	11.7	3.1	(0.6)
(Gain) loss on foreign exchange	(6.6)	5.8	(6.8)
Corporate depreciation	1.7	1.8	0.8
Other	(0.5)	(1.0)	(1.1)
(Loss) income before income and mining taxes	(657.4)	303.3	133.9
Income and mining tax (benefit) expense	(111.1)	11.2	20.2
Net (loss) income	$(546.3)	$292.1	$113.7

Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, is as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)

24. Segment Information (Continued)

As of December 31, 2012	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter-segment	Total
Capital expenditures (1)	$23.3	$87.4	$610.9	$0.7	$722.3
Property, plant, equipment and development	$285.5	$189.5	$2,058.7	$5.2	$2,538.9
Assets	$473.9	$257.1	$2,147.2	$532.0	$3,410.2
Liabilities	$83.3	$19.5	$868.5	$1,037.0	$2,008.3

As of December 31, 2011	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter-segment	Total
Capital expenditures (2)	$36.2	$245.7	$401.1	$3.6	$686.6
Property, plant, equipment and development	$293.2	$694.2	$1,365.2	$6.8	$2,359.4
Goodwill	$47.0	$—	$—	$—	$47.0
Assets	$611.4	$794.3	$1,436.9	$151.6	$2,994.2
Liabilities	$103.5	$136.1	$633.5	$391.6	$1,264.7
(1)  Capital expenditures are for the twelve months ended December 31, 2012.
(2)  Capital expenditures are for the twelve months ended December 31, 2011.

Revenues by geographic region are as follows:

	For the years ended December 31,
	2012		2011		2010
	$	%	$	%	$	%
North America	$212.6	53.0%	$326.4	48.8%	$294.3	49.5%
Japan	$79.1	19.7%	$108.0	16.1%	$106.1	17.8%
Europe	$54.5	13.6%	$118.6	17.7%	$70.6	12.0%
India	$19.5	4.9%	$32.7	4.9%	$44.9	7.5%
Korea	11.4	2.8%	16.6	2.5%	6.2	1.0%
Brazil	10.5	2.6%	11.3	1.7%	—	—%
Other	13.80	3.4%	55.5	8.3%	72.70	12.2%
Total revenues	401.4	100.0%	669.1	100.0%	594.8	100.0%
Revenues for geographic areas are classified based on the customer location. European sales are primarily to customers in Austria, the Netherlands, Germany and the United Kingdom.
25. Summary of Quarterly Financial Data (Unaudited)
The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2012, 2011 and 2010:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2012, 2011 and 2010
(US dollars in millions, except per share amounts)
25. Summary of Quarterly Financial Data (Unaudited) (Continued)

For the Year December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$113.6	$113.5	$74.9	$99.4
Net income (loss)	$1.1	$(14.8)	$(48.2)	$(484.4)
Basic net income (loss) per share	$0.01	$(0.09)	$(0.29)	$(2.87)
Diluted net income (loss) per share	$0.01	$(0.09)	$(0.29)	$(2.87)

For the Year December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$206.7	$190.9	$154.8	$116.7
Net income (loss)	$128.9	$116.8	$45.6	$0.8
Basic net income (loss) per share	$0.78	$0.70	$0.27	$—
Diluted net income (loss) per share	$0.73	$0.68	$0.27	$—

For the Year December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$127.8	$148.4	$161.8	$156.8
Net income (loss)	$1.1	$126.5	$31.1	$(45.0)
Basic net income (loss) per share	$0.01	$0.90	$0.22	$(0.28)
Diluted net income (loss) per share	$0.01	$0.87	$0.22	$(0.28)
26. Guarantor Financial Information
TCM has not presented separate combined financial statements of subsidiary guarantors that guarantee the 2017 Notes, 2018 Notes and 2019 Notes, because (1) each of the subsidiary guarantors is wholly owned by TCM; (2) the guarantees are full and unconditional; (3) the guarantees are joint and several and (4) TCM has no independent assets and operations, and all subsidiaries of TCM other than the subsidiary guarantors are immaterial.

Pursuant to the indentures governing the 2017 Notes, 2018 Notes and 2019 Notes, a guarantor may be released from its guarantee obligations only under certain customary circumstances specified in the indentures, namely upon (1) the sale or other disposition (including by way of merger, amalgamation or consolidation) of such guarantor, (2) the designation of such guarantor as an unrestricted subsidiary in accordance with the terms of the indentures, (3) upon a legal defeasance or covenant defeasance or (4) upon the full satisfaction of our obligations under the respective indenture.

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
The Chief Executive Office and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM's disclosure controls and procedures are effective as of December 31, 2012.
Changes in Internal Control over Financial Reporting
There has been no change in TCM's internal control over financial reporting during the fourth quarter of fiscal year 2012 that has materially affected, or that is reasonably likely to materially affect, TCM's internal control over financial reporting.
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
Management assessed the effectiveness of TCM's internal control over financial reporting as of December 31, 2012 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that on December 31, 2012, TCM's internal control over financial reporting was effective based on the criteria established in Internal Control Integrated Framework.
TCM's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of TCM's internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Thompson Creek Metals Company Inc.:
We have audited Thompson Creek Metals Company Inc.'s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Thompson Creek Metals Company Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Thompson Creek Metals Company Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thompson Creek Metals Company Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 25, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Denver, Colorado
February 25, 2013

ITEM 9B.   OTHER INFORMATION
None.
PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our definitive proxy statement for the 2013 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2012.
ITEM 11.   EXECUTIVE COMPENSATION
Incorporated by reference from our definitive proxy statement for the 2013 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2012.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our definitive proxy statement for the 2013 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2012, with the exception of those items listed below.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth certain information as of December 31, 2012 with respect to shares of common stock that may be issued under our Amended Incentive Stock Option Plan (the "2007 Plan"), 2010 Long-Term Incentive Plan (the "2010 Plan") and 2010 Employee Stock Purchase Plan (the "ESPP"). Those three plans are the only equity compensation plans that we maintain.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column(3)(4)
Equity compensation plans approved by stockholders	3,837,344	$11.50	4,091,435
Equity compensation plans not approved by stockholders	—	—	—
Total	3,837,344	$11.50	4,091,435
_______________________________________________________________________________

(1)
Includes 1,378,399 shares subject to restricted stock units ("RSUs") or performance share units ("PSUs") that entitle each holder thereof to one share of common stock for each unit that vests over the holder's period of continued service and/or the satisfaction or attainment of specified performance criteria.

(2)
Calculated without taking into account 1,378,399 shares of common stock subject to outstanding RSUs and PSUs that will become issuable following the vesting of those units and awards, without any cash consideration or other payment required for those shares. Beginning in 2011, the majority of option, warrants and rights grants have a strike price denominated in US dollars and, as such, those with a Canadian dollar strike price have been converted to US dollars for disclosure purposes using the exchange rates on the respective date of grant.

(3)
As of December 31, 2012, 3,638,594 shares of common stock were available for issuance under the 2010 Plan. Such shares may be issued upon the exercise of stock options granted under the 2010 Plan or pursuant to restricted stock issuances, RSU awards, PSU awards and other equity-based awards under the 2010 Plan.

(4)
As of December 31, 2012, 635,719 shares of common stock were available for issuance under the ESPP. During the current offering period extending from January 1, 2013 until June 30, 2013, 452,841 shares of common stock are available for purchase under the ESPP.

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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the registrant's definitive proxy statement for the 2013 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2012.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the registrant's definitive proxy statement for the 2013 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2012.
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

4.2
Indenture, dated May 11, 2012, among TCM, as issuer, certain subsidiaries of TCM, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to TCM's Current Report on Form 8-K filed with the SEC on May 11, 2012).

4.3
First Supplemental Indenture, dated May 11, 2012, among TCM, as issuer, certain subsidiaries of TCM, as guarantors, Wells Fargo Bank, National Association, as U.S. trustee, and Valiant Trust Company, as Canadian trustee (incorporated by reference to Exhibit 4.2 to TCM's Current Report on Form 8-K filed with the SEC on May 11, 2012).

4.4
Second Supplemental Indenture, dated May 11, 2012, among TCM, as issuer, certain subsidiaries of TCM, as guarantors, Wells Fargo Bank, National Association, as U.S. trustee, and Valiant Trust Company, as Canadian trustee (incorporated by reference to Exhibit 4.3 to TCM's Current Report on Form 8-K filed with the SEC on May 11, 2012).

4.5
Third Supplemental Indenture, dated May 11, 2012, among TCM, as issuer, Wells Fargo Bank, National Association, as U.S. trustee, and Valiant Trust Company, as Canadian trustee (incorporated by reference to Exhibit 4.4 to TCM's Current Report on Form 8-K filed with the SEC on May 11, 2012).

4.6
Fourth Supplemental Indenture, dated June 21, 2012, among TCM, as issuer, Wells Fargo Bank, National Association, as U.S. trustee, and Valiant Trust Company, as Canadian trustee (incorporated by reference to Exhibit 4.9 to TCM's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

4.7
Fifth Supplemental Indenture, dated November 27, 2012, among TCM, as issuer, certain subsidiaries of TCM, as guarantors, Wells Fargo Bank, National Association, as U.S. trustee, and Valiant Trust Company, as Canadian trustee (incorporated by reference to Exhibit 4.1 to TCM's Current Report on Form 8-K filed with the SEC on November 28, 2012).

4.8
Purchase Contract Agreement, dated May 11, 2012, among TCM, as issuer, Wells Fargo Bank, National Association, as U.S. trustee, purchase contract agent and attorney-in-fact for the purchase contracts and Valiant Trust Company, as Canadian trustee (incorporated by reference to Exhibit 4.8 to TCM's Current Report on Form 8-K filed with the SEC on May 11, 2012).

10.1
U.S. Collateral Agreement, dated November 27, 2012, among TCM, certain of its subsidiaries named therein, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on November 28, 2012).

10.2
Canadian Collateral Agreement, dated November 27, 2012, among TCM, certain of its subsidiaries named therein, and Valiant Trust Company, as collateral agent (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on November 28, 2012)

**10.3
Amended and Restated Purchase and Sale Agreement, dated December 14, 2011, among TCM, Terrane, Royal Gold, Inc. and RGLD Gold AG (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on December 15, 2011).

**10.4
First Amendment to Amended and Restated Purchase Agreement, dated August 8, 2012, among TCM, Terrane Metals Corp., Royal Gold, Inc. and RGLD Gold AG (incorporated by reference to Exhibit 10.4 to TCM's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

**10.5
Amended and Restated Master Funding and Lease Agreement, dated December 9, 2011, among TCM, Terrane and Caterpillar Financial Services Limited (incorporated by reference to Exhibit 10.9 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

*10.6	Amending Agreement, dated March 6, 2012, among Caterpillar Financing Services Limited, TCM and Terrane Metals Corp.
*10.7	Amending Agreement, dated August 24, 2012, among Caterpillar Financial Services Limited, TCM and Terrane Metals Corp.
*10.8	Amending Agreement, dated November 12, 2012, among Caterpillar Financial Services Limited, TCM and Terrane Metals Corp.

Exhibit Number	Description
**10.9
Exploration, Development and Mine Operating Agreement, dated June 12, 1997, between TCML and Nissho Iwai Moly Resources, Inc. (now Sojitz Moly Resources, Inc.) (incorporated by reference to Exhibit 10.8 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

**10.10
Distributorship and Sales Agreement, dated September 1, 2006, between Blue Pearl Mining Ltd. and Sojitz Corporation (incorporated by reference to Exhibit 10.9 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

**10.11
Sales Representative Agreement, dated June 12, 1997, among Thompson Creek Canada, Ltd., Nissho Iwai Moly Resources, Inc. (now Sojitz Moly Resources, Inc.), Thompson Creek Metals Company, LLC and Nissho Iwai Corporation (incorporated by reference to Exhibit 10.10 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

10.12
Frame Contract, dated June 12, 1997, among TCML, Nissho Iwai Moly Resources, Inc. (now Sojitz Moly Resources, Inc.), Thompson Creek Metals Company, LLC and Nissho Iwai Corporation (incorporated by reference to Exhibit 10.11 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

**10.13
Copper Concentrate Sales Agreement, dated June 29, 2012, between Terrane Metals Corp. and LS-Nikko Copper Inc. (incorporated by reference to Exhibit 10.1 to TCM's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

**10.14
Copper Concentrate Sales Agreement, dated June 29, 2012, among TCM, Terrane Metals Corp. and Louis Dreyfus Commodities Metals Suisse SA (incorporated by reference to Exhibit 10.2 to TCM's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

**10.15
Copper Concentrate Sales Agreement, dated August 13, 2012, among TCM, Terrane Metals Corp. and Glencore Ltd. (incorporated by reference to Exhibit 10.1 to TCM's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.16
Option Agreement, dated July 16, 1986, between Richard Haslinger and Lincoln Resources Inc. (incorporated by reference to Exhibit 10.16 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

10.17
Amendment to the Option Agreement, dated 1987, between Richard Haslinger and Lincoln Resources Inc. (incorporated by reference to Exhibit 10.17 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

†10.18
Amended and Restated Employment Agreement between Thompson Creek Metals Company USA ("Thompson Creek USA") and Kevin Loughrey dated December 30, 2009 (incorporated by reference to Exhibit 10.2 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

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
†10.24
Amended and Restated Employment Agreement, dated May 23, 2011, between Thompson Creek USA and S. Scott Shellha as (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on May 24, 2011).

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

Exhibit Number	Description
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
†10.33
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2012 to December 31, 2014 performance period (incorporated by reference to Exhibit 10.33 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

†10.34
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the May 6, 2010 to May 6, 2013 performance period and the May 6, 2011 to May 6, 2014 performance period (incorporated by reference to Exhibit 10.8 to TCM's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010).

†10.35
Form of Amended and Restated Restricted Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.35 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

†10.36
Form of Amended and Restated Stock Option Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to TCM's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010).

*†10.37
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2013 to December 31, 2015 performance period.

*†10.38	Form of Amended and Restated Restricted Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for grants to executives made on or after February 22, 2013.
*†10.39	Form of Amended and Restated Stock Option Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for grants made to executives on or after February 22, 2013.
*†10.40	Form of Indemnification Agreement between TCM and each director and executive officer.
†10.41	Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to TCM's Definitive Proxy Statement filed with the SEC on April 8, 2010).
*†10.42	Non-Employee Non-Qualified Deferred Compensation Plan.
*†10.43	First Amendment to Non-Employee Non-Qualified Deferred Compensation Plan.
†10.44
First Amendment to Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on September 7, 2010).

*12.1	Computation of Ratio of Earnings to Fixed Charges
*14.1	Code of Conduct and Ethics adopted by the TCM Board of Directors on November 7, 2012.
*21.1	Subsidiaries of TCM.
*23.1	Consent of KPMG LLP.
*23.2	Consent of Bruce Parker, P.E.
*23.3	Consent of Michael J. Lechner, P. Geo.
*23.4	Consent of Herbert E. Welhener, MMSA-QPM.
*23.5	Consent of Darin Labrenz, P. Geo.
*23.6	Consent of Bob Jedrzejczak, P. Eng.
*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This` document is being furnished in accordance with SEC Release No. 33-8328.
*95	Mine Safety Disclosures.
*101
The following materials from the Annual Report on Form 10-K of Thompson Creek Metals Company Inc. for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements. ††

_______________________________________________________________________________
*    Filed herewith.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Littleton, State of Colorado, on February 25, 2013.

THOMPSON CREEK METALS COMPANY INC.

/s/ KEVIN LOUGHREY
Kevin Loughrey Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on February 25, 2013.

Signature	Title

/s/ KEVIN LOUGHREY	Chairman, Chief Executive Officer and Director
Kevin Loughrey
/s/ TIMOTHY J. HADDON	Director
Timothy J. Haddon
/s/ DENIS C. ARSENAULT	Director
Denis C. Arsenault
/s/ CAROL T. BANDUCCI	Director
Carol T. Banducci
/s/ JAMES L. FREER	Director
James L. Freer
/s/ JAMES P. GEYER	Director
James P. Geyer
/s/ THOMAS J. O'NEIL	Director
Thomas J. O'Neil
/s/ PAMELA L. SAXTON	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pamela L. Saxton

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Exhibit Number	Description
3.1	Notice of Articles, dated September 24, 2010 (incorporated by reference to Exhibit 3.1 to TCM's Annual Report on Form 10-K filed with the SEC on February 24, 2011).
3.2	Certificate of Continuation, dated July 29, 2008 (incorporated by reference to Exhibit 3.1 to TCM's Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on March 1, 2010).
3.3	Articles of Continuance, effective July 21, 2008 (incorporated by reference to Exhibit 99.1 to TCM's Report on Form 6-K filed with the SEC on August 27, 2008).
4.1
Indenture, dated May 20, 2011, among TCM, as issuer, certain subsidiaries of TCM, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to TCM's Current Report on Form 8-K filed with the SEC on May 20, 2011).

4.2
Indenture, dated May 11, 2012, among TCM, as issuer, certain subsidiaries of TCM, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to TCM's Current Report on Form 8-K filed with the SEC on May 11, 2012).

4.3
First Supplemental Indenture, dated May 11, 2012, among TCM, as issuer, certain subsidiaries of TCM, as guarantors, Wells Fargo Bank, National Association, as U.S. trustee, and Valiant Trust Company, as Canadian trustee (incorporated by reference to Exhibit 4.2 to TCM's Current Report on Form 8-K filed with the SEC on May 11, 2012).

4.4
Second Supplemental Indenture, dated May 11, 2012, among TCM, as issuer, certain subsidiaries of TCM, as guarantors, Wells Fargo Bank, National Association, as U.S. trustee, and Valiant Trust Company, as Canadian trustee (incorporated by reference to Exhibit 4.3 to TCM's Current Report on Form 8-K filed with the SEC on May 11, 2012).

4.5
Third Supplemental Indenture, dated May 11, 2012, among TCM, as issuer, Wells Fargo Bank, National Association, as U.S. trustee, and Valiant Trust Company, as Canadian trustee (incorporated by reference to Exhibit 4.4 to TCM's Current Report on Form 8-K filed with the SEC on May 11, 2012).

4.6
Fourth Supplemental Indenture, dated June 21, 2012, among TCM, as issuer, Wells Fargo Bank, National Association, as U.S. trustee, and Valiant Trust Company, as Canadian trustee (incorporated by reference to Exhibit 4.9 to TCM's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

4.7
Fifth Supplemental Indenture, dated November 27, 2012, among TCM, as issuer, certain subsidiaries of TCM, as guarantors, Wells Fargo Bank, National Association, as U.S. trustee, and Valiant Trust Company, as Canadian trustee (incorporated by reference to Exhibit 4.1 to TCM's Current Report on Form 8-K filed with the SEC on November 28, 2012).

4.8
Purchase Contract Agreement, dated May 11, 2012, among TCM, as issuer, Wells Fargo Bank, National Association, as U.S. trustee, purchase contract agent and attorney-in-fact for the purchase contracts and Valiant Trust Company, as Canadian trustee (incorporated by reference to Exhibit 4.8 to TCM's Current Report on Form 8-K filed with the SEC on May 11, 2012).

10.1
U.S. Collateral Agreement, dated November 27, 2012, among TCM, certain of its subsidiaries named therein, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on November 28, 2012).

10.2
Canadian Collateral Agreement, dated November 27, 2012, among TCM, certain of its subsidiaries named therein, and Valiant Trust Company, as collateral agent (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on November 28, 2012)

**10.3
Amended and Restated Purchase and Sale Agreement, dated December 14, 2011, among TCM, Terrane, Royal Gold, Inc. and RGLD Gold AG (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on December 15, 2011).

**10.4
First Amendment to Amended and Restated Purchase Agreement, dated August 8, 2012, among TCM, Terrane Metals Corp., Royal Gold, Inc. and RGLD Gold AG (incorporated by reference to Exhibit 10.4 to TCM's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

**10.5
Amended and Restated Master Funding and Lease Agreement, dated December 9, 2011, among TCM, Terrane and Caterpillar Financial Services Limited (incorporated by reference to Exhibit 10.9 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

*10.6	Amending Agreement, dated March 6, 2012, among Caterpillar Financing Services Limited, TCM and Terrane Metals Corp.
*10.7	Amending Agreement, dated August 24, 2012, among Caterpillar Financial Services Limited, TCM and Terrane Metals Corp.
*10.8	Amending Agreement, dated November 12, 2012, among Caterpillar Financial Services Limited, TCM and Terrane Metals Corp.

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Exhibit Number	Description
**10.9
Exploration, Development and Mine Operating Agreement, dated June 12, 1997, between TCML and Nissho Iwai Moly Resources, Inc. (now Sojitz Moly Resources, Inc.) (incorporated by reference to Exhibit 10.8 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

**10.10
Distributorship and Sales Agreement, dated September 1, 2006, between Blue Pearl Mining Ltd. and Sojitz Corporation (incorporated by reference to Exhibit 10.9 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

**10.11
Sales Representative Agreement, dated June 12, 1997, among Thompson Creek Canada, Ltd., Nissho Iwai Moly Resources, Inc. (now Sojitz Moly Resources, Inc.), Thompson Creek Metals Company, LLC and Nissho Iwai Corporation (incorporated by reference to Exhibit 10.10 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

10.12
Frame Contract, dated June 12, 1997, among TCML, Nissho Iwai Moly Resources, Inc. (now Sojitz Moly Resources, Inc.), Thompson Creek Metals Company, LLC and Nissho Iwai Corporation (incorporated by reference to Exhibit 10.11 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

**10.13
Copper Concentrate Sales Agreement, dated June 29, 2012, between Terrane Metals Corp. and LS-Nikko Copper Inc. (incorporated by reference to Exhibit 10.1 to TCM's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

**10.14
Copper Concentrate Sales Agreement, dated June 29, 2012, among TCM, Terrane Metals Corp. and Louis Dreyfus Commodities Metals Suisse SA (incorporated by reference to Exhibit 10.2 to TCM's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

**10.15
Copper Concentrate Sales Agreement, dated August 13, 2012, among TCM, Terrane Metals Corp. and Glencore Ltd. (incorporated by reference to Exhibit 10.1 to TCM's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.16
Option Agreement, dated July 16, 1986, between Richard Haslinger and Lincoln Resources Inc. (incorporated by reference to Exhibit 10.16 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

10.17
Amendment to the Option Agreement, dated 1987, between Richard Haslinger and Lincoln Resources Inc. (incorporated by reference to Exhibit 10.17 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

†10.18
Amended and Restated Employment Agreement between Thompson Creek Metals Company USA ("Thompson Creek USA") and Kevin Loughrey dated December 30, 2009 (incorporated by reference to Exhibit 10.2 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

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

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Exhibit Number	Description
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
†10.33
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2012 to December 31, 2014 performance period (incorporated by reference to Exhibit 10.33 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

†10.34
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the May 6, 2010 to May 6, 2013 performance period and the May 6, 2011 to May 6, 2014 performance period (incorporated by reference to Exhibit 10.8 to TCM's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010).

†10.35
Form of Amended and Restated Restricted Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.35 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

†10.36
Form of Amended and Restated Stock Option Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to TCM's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010).

*†10.37
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2013 to December 31, 2015 performance period.

*†10.38	Form of Executive Restricted Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for grants made to executives on or after February 22, 2013.
*†10.39	Form of Stock Option Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for grants made to executives on or after February 22, 2013.
*†10.40	Form of Indemnification Agreement between TCM and each director and executive officer.
†10.41	Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to TCM's Definitive Proxy Statement filed with the SEC on April 8, 2010).
*†10.42	Non-Employee Non-Qualified Deferred Compensation Plan.
*†10.43	First Amendment to Non-Employee Non-Qualified Deferred Compensation Plan.
†10.44
First Amendment to Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on September 7, 2010).

*12.1	Computation of Ratio of Earnings to Fixed Charges
*14.1	Code of Conduct and Ethics adopted by the TCM Board of Directors on November 7, 2012.
*21.1	Subsidiaries of TCM.
*23.1	Consent of KPMG LLP.
*23.2	Consent of Bruce Parker, P.E.
*23.3	Consent of Michael J. Lechner, P. Geo.
*23.4	Consent of Herbert E. Welhener, MMSA-QPM.

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Exhibit Number	Description
*23.5	Consent of Darin Labrenz, P. Geo.
*23.6	Consent of Bob Jedrzejczak, P.Eng.
*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This` document is being furnished in accordance with SEC Release No. 33-8328.
*95	Mine Safety Disclosures.
*101
The following materials from the Annual Report on Form 10-K of Thompson Creek Metals Company Inc. for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements. ††

_______________________________________________________________________________
*    Filed herewith.
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