Form 10-Q
period 2013-03-31
Thompson Creek Metals CO Inc.
filed 2013-05-09
CIK 1415020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Or
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 8, 2013, there were 171,130,007 shares of the registrant's common stock, no par value, outstanding.

Thompson Creek Metals Company Inc.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share data)	March 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$469.3	$526.8
Accounts receivable	61.3	52.9
Accounts receivable-related parties	3.7	6.4
Product inventory	105.7	110.8
Material and supplies inventory	50.4	48.4
Prepaid expenses and other current assets	13.5	5.8
Income and mining taxes receivable	11.3	16.0
Restricted cash	25.0	37.1
	740.2	804.2
Property, plant, equipment and development, net	2,622.6	2,538.9
Restricted cash	5.7	5.7
Reclamation deposits	29.5	30.1
Other assets	30.0	31.3
	$3,428.0	$3,410.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$105.8	$128.5
Income, mining and other taxes payable	0.8	0.6
Current portion of long-term debt	16.4	16.6
Current portion of long-term capital lease obligations	18.6	14.1
Deferred income tax liabilities	7.0	5.9
Other current liabilities	13.7	13.8
	162.3	179.5
Gold Stream deferred revenue	731.6	669.6
Long-term debt	918.1	921.8
Long-term capital lease obligations	74.5	58.0
Other liabilities	5.8	5.3
Asset retirement obligations	35.1	36.6
Deferred income tax liabilities	122.1	137.5
	2,049.5	2,008.3
Commitments and contingencies (Note 12)
Shareholders' equity
Common stock, no-par, 170,671,457 and 168,726,984 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1,025.8	1,017.9
Additional paid-in capital	227.7	233.8
Retained earnings	93.2	92.3
Accumulated other comprehensive income	31.8	57.9
	1,378.5	1,401.9
	$3,428.0	$3,410.2
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

(in millions, except per share amounts)	Three Months Ended March 31,
	2013	2012
REVENUES
Molybdenum sales	$104.7	$109.6
Tolling, calcining and other	4.0	4.0
Total revenues	108.7	113.6
COSTS AND EXPENSES
Cost of sales
Operating expenses	68.6	99.6
Depreciation, depletion and amortization	12.8	19.6
Total cost of sales	81.4	119.2
Selling and marketing	2.3	1.9
Accretion expense	0.8	0.5
General and administrative	7.1	7.7
Exploration	0.1	0.8
Total costs and expenses	91.7	130.1
OPERATING INCOME (LOSS)	17.0	(16.5)
OTHER EXPENSE (INCOME)
Change in fair value of common stock purchase warrants	—	0.1
Loss (gain) on foreign exchange	19.4	(6.6)
Interest and finance fees	0.1	1.5
Interest income	(0.2)	(0.2)
Other	—	(0.3)
Total other expense (income)	19.3	(5.5)
(Loss) before income and mining taxes	(2.3)	(11.0)
Income and mining tax (benefit)	(3.2)	(12.1)
NET INCOME	$0.9	$1.1
COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	(26.1)	27.4
Total other comprehensive (loss) income	(26.1)	27.4
Total comprehensive (loss) income	$(25.2)	$28.5

NET INCOME PER SHARE
Basic	$0.01	$0.01
Diluted	$—	$0.01
Weighted-average number of common shares
Basic	169.7	168.1
Diluted	216.3	168.5
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in millions)	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$0.9	$1.1
Items not affecting cash:
Change in fair value of common stock purchase warrants	—	0.1
Depreciation, depletion and amortization	12.8	19.6
Accretion expense	0.8	0.5
Amortization of finance fees	—	0.7
Stock-based compensation	1.4	1.5
Product inventory write downs	4.7	8.3
Deferred income tax benefit	(6.7)	(11.3)
Unrealized loss on derivative instruments	—	1.6
Unrealized foreign exchange loss (gain)	19.6	(5.1)
Change in working capital accounts (Note 16)	(18.2)	(13.9)
Cash generated by operating activities	15.3	3.1
INVESTING ACTIVITIES
Capital expenditures	(155.1)	(187.9)
Capitalized interest payments	(7.9)	—
Restricted cash	11.4	2.7
Reclamation (deposit) refund	(0.2)	5.2
Cash used by investing activities	(151.8)	(180.0)
FINANCING ACTIVITIES
Proceeds from the Gold Stream Arrangement	62.0	45.0
Proceeds from sales leaseback transactions	27.3	—
Down payment on capital lease transactions	(2.7)	—
Repayment of sale leaseback obligations	(1.0)	—
Repayment of capital lease obligations	(2.5)	—
Repayment of long-term debt	(3.9)	(1.5)
Proceeds from issuance of common shares, net	0.4	0.5
Cash generated by financing activities	79.6	44.0
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.6)	1.1
DECREASE IN CASH AND CASH EQUIVALENTS	(57.5)	(131.8)
Cash and cash equivalents, beginning of period	526.8	294.5
Cash and cash equivalents, end of period	$469.3	$162.7
Supplementary cash flow information (Note 16)
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three months ended March 31, 2013
(UNAUDITED)

(in millions, except share data in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances at December 31, 2012	168,727	$1,017.9	$233.8	$92.3	$57.9	$1,401.9
Amortization of stock-based compensation	—	—	1.4	—	—	1.4
Stock option exercises	293	1.9	(1.5)	—	—	0.4
Settlement of prepaid common stock purchase contracts	1,651	6.0	(6.0)	—	—	—
Comprehensive loss:
Net income	—	—	—	0.9	—	0.9
Foreign currency translation	—	—	—	—	(26.1)	(26.1)
Total comprehensive loss	—	—	—	—	—	(25.2)
Balances at March 31, 2013	170,671	$1,025.8	$227.7	$93.2	$31.8	$1,378.5
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted. This report should be read in conjunction with Thompson Creek Metals Company Inc.'s (“TCM” or the “Company”) consolidated financial statements and notes contained in its Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
The condensed consolidated financial statements include the accounts of TCM and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Financial amounts are presented in United States (“US”) dollars unless otherwise stated. References to C$ are Canadian dollars.
2. Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts. Accounts receivable include trade receivables of $44.0 million and other receivables of $17.3 million as of March 31, 2013. Accounts receivable as of December 31, 2012 included trade receivables of $34.6 million and other receivables of $18.3 million. Other receivables primarily consist of $13.8 million and $12.9 million of Canadian Harmonized Sales Tax refundable to TCM as of March 31, 2013 and December 31, 2012, respectively.
3. Inventory
The carrying value of product inventory is as follows:

(in millions)	March 31, 2013	December 31, 2012
Finished product	$52.0	$53.5
Work-in-process	26.9	32.3
Stockpiled material	26.8	25.0
	$105.7	$110.8
As of March 31, 2013, the carrying value of TCM's in process and finished product inventory was $105.7 million net of lower-of-cost-or-market write downs. Total write downs were $5.6 million for the three months ended March 31, 2013. Inventory write downs in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2013 include $4.7 million of inventory write downs in operating expenses and $0.9 million of inventory write downs in depreciation, depletion and amortization.
As of March 31, 2012, the carrying value of TCM's in process and finished product inventory exceeded the market value. Total write downs were $11.1 million for the three months ended March 31, 2012. Beginning in the second quarter of 2012, lower-of-cost-or-market inventory write downs were allocated between operating expenses and depreciation, depletion and amortization. Amounts in the financial statements for the three months ended March 31, 2012 have been reclassified to conform to the current year's presentation. The effect of the reclassification for the three months ended March 31, 2012 was an increase to depreciation, depletion and amortization and a decrease to operating expenses of $2.8 million.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

4. Property, Plant, Equipment and Development
Property, plant, equipment and development is comprised of the following:

(in millions)	March 31, 2013	December 31, 2012
Mining properties and mineral reserves	$982.8	$978.0
Mining and milling equipment and facilities	493.7	467.5
Processing facilities	165.9	165.8
Construction-in-progress	1,156.7	1,089.0
Other	18.7	18.2
	2,817.8	2,718.5
Less: Accumulated depreciation, depletion and amortization	(195.2)	(179.6)
	$2,622.6	$2,538.9
The construction-in-progress balance includes $1,147.9 million and $1,079.8 million related to TCM's Mt. Milligan project currently under construction in British Columbia ("Mt. Milligan") as of March 31, 2013 and December 31, 2012, respectively. Capitalized assets related to the Endako Mine were subject to an asset impairment during the year ended December 31, 2012. See Note 6 of TCM's 2012 Form 10-K for further discussion of the asset impairment.
Allowances, which will be used to offset future taxable income, generated from qualifying new mine development costs are included as reductions to construction-in-progress in the Condensed Consolidated Balance Sheets by $58.0 million and $55.4 million as of March 31, 2013 and December 31, 2012, respectively.
5. Derivative Financial Instruments
TCM enters into various derivative financial instruments in its normal course of operations, including, but not limited to, provisionally-priced and fixed-price contracts to buy or sell molybdenum, commodity forward contracts, forward currency contracts and common stock purchase warrant contracts.
None of TCM's derivative instruments are treated as hedges for accounting purposes and all are recorded in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recorded in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception.
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
The fair value of TCM's assets and liabilities measured at fair value on a recurring basis was immaterial to TCM's Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.
For the three months ended March 31, 2013, the impact of derivative instruments was immaterial to TCM's Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
For the three months ended March 31, 2012, TCM recorded a $1.4 million gain within Loss (gain) on foreign exchange in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The impact of other derivative instruments was immaterial to TCM's Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
6. Fair Value Measurement
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

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

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
The following table sets forth TCM's liabilities measured at fair value by level within the fair value hierarchy. As required, liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(in millions)	Fair Value at March 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Senior secured notes	$384.8	$—	$384.8	$—
Senior unsecured notes	479.3	—	479.3	—
Tangible equity units (tMEDS) (see Note 10)	21.3	—	—	21.3
	$885.4	$—	$864.1	$21.3

(in millions)	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
Senior secured notes	$363.5	$—	$363.5	$—
Senior unsecured notes	478.9	—	478.9	—
tMEDS	27.8	—	—	27.8
	$870.2	$—	$842.4	$27.8
The sensitivity to changes in the unobservable inputs and their impact on the fair value measurement of senior secured and unsecured notes can be significant. The significant unobservable inputs for the senior secured notes, unsecured notes and tMEDS are risk-free interest rates and credit spread assumptions. The risk-free interest rate and the credit spread are negatively correlated to the fair value measure. An increase (decrease) in risk-free interest rates or the credit spread will decrease (increase) the fair value measure. TCM determined the fair value of senior secured and unsecured notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads. TCM determined the fair value of the debt component of tMEDS using a discounted cash flow model by obtaining yields for comparably-rated issuers trading in the market, considering the market yield of existing TCM debt and the credit rating of TCM.
There were no transfers into or out of Level 3 during the three months ended March 31, 2013. TCM's policy is to recognize transfers into and out of Level 3 as of the actual date of the event or change in circumstances.
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

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

then terminate and no longer be available to TCM. At the end of each 48- or 60-month lease period, TCM has the option to purchase the underlying equipment for a nominal sum.
The Equipment Facility includes non-financial covenants, and as of March 31, 2013, TCM was in compliance with these covenants. As of March 31, 2013 and December 31, 2012, TCM had $93.1 million and $72.1 million, respectively, in outstanding borrowings under the Equipment Facility. Interest pertaining to the Equipment Facility is allocable to the cost of developing mining properties and to constructing new facilities and is capitalized until assets are ready for their intended use. For the three months ended March 31, 2013 and 2012, TCM capitalized $1.3 million and $0.2 million, respectively, of the interest and debt issuance costs associated with the Equipment Facility. For the three months ended March 31, 2013 and 2012, $0.9 million and nil, respectively, of interest related to the Equipment Facility was paid.
During the first quarter of 2013, TCM entered into a sale-leaseback transaction with Caterpillar with respect to certain equipment pursuant to the Equipment Facility. As of March 31, 2013, TCM had received $27.3 million in cash from Caterpillar for the sale of equipment, which was subsequently leased back. Interest payments are based on a fixed rate. The lease is considered to be a capital lease resulting in an increase to TCM's capital lease obligation of $24.6 million after an upfront payment of $2.7 million.
TCM's total capital lease obligations consist of the following:

(in millions)	March 31, 2013	December 31, 2012
Capital leases	$28.2	$29.8
Sales-leaseback	64.9	42.3
Total	$93.1	$72.1
8. Debt
TCM's total debt consists of the following:

(in millions)	March 31, 2013	December 31, 2012
Senior secured notes, net of discount	$346.9	$346.8
Senior unsecured notes	550.0	550.0
tMEDS	27.9	30.6
Equipment loans	9.5	10.6
Other	0.2	0.4
Total debt	934.5	938.4
Less: current portion	(16.4)	(16.6)
Total long-term debt	$918.1	$921.8
9.75% Senior Secured Notes
On November 27, 2012, TCM issued $350.0 million of 9.75% senior secured notes (the “2017 Notes”). The proceeds received in the offering were $336.8 million, net of financing fees of $10.0 million and a discount of $3.2 million. TCM is utilizing the net proceeds from the 2017 Notes offering to fund the development of Mt. Milligan and for general working capital purposes. The 2017 Notes are guaranteed on a senior basis by substantially all of TCM's subsidiaries and are secured by a first priority lien subjected to permitted liens on substantially all of the Company's and the guarantors' property and assets.
The 2017 Notes mature on December 1, 2017 and accrue interest from November 27, 2012 until maturity at a fixed rate of 9.75% per year. Interest on the 2017 Notes is payable on February 1 and August 1 of each year, commencing February 1, 2013, to the holders of record at the close of business on the January 15 and July 15 prior to each interest payment date. For the three months ended March 31, 2013, TCM paid $6.1 million of interest and capitalized $9.1 million of the interest, discount amortization and debt issuance costs associated with the 2017 Notes. See Note 10 of TCM's 2012 Form 10-K for further discussion.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

For purposes of the fair market value disclosed in Note 6, the carrying value of the 2017 Notes as of March 31, 2013 was lower than the fair value of approximately $384.8 million.
12.5% Senior Unsecured Notes
On May 11, 2012, TCM issued $200.0 million of 12.5% senior unsecured notes (the “2019 Notes”). The proceeds received in the offering were $193.1 million, net of financing fees of $6.9 million. The net proceeds from the 2019 Notes offering were used to fund the development of Mt. Milligan and for general working capital purposes. The 2019 Notes are guaranteed on a senior basis by substantially all of TCM's subsidiaries.
The 2019 Notes mature on May 1, 2019 and accrue interest from May 11, 2012 until maturity at a fixed rate of 12.5% per year. Interest on the 2019 Notes is payable on May 1 and November 1 of each year, commencing November 1, 2012, to the holders of record at the close of business on the April 15 and October 15 prior to each interest payment date. For the three months ended March 31, 2013, TCM capitalized $6.5 million of interest and debt issuance costs associated with the 2019 Notes. See Note 10 of TCM's 2012 Form 10-K for further discussion.
For purposes of the fair market value disclosed in Note 6, the carrying value of the 2019 Notes as of March 31, 2013 was higher than the fair value of approximately $195.1 million.
7.375% Senior Unsecured Notes
On May 20, 2011, TCM issued of $350.0 million of 7.375% senior unsecured notes (the "2018 Notes"). The proceeds received in the offering were $339.9 million, net of financing fees of $10.1 million. TCM used the net proceeds from the 2018 Notes offering to fund the development of Mt. Milligan and for general working capital purposes. The 2018 Notes are guaranteed on a senior basis by substantially all of TCM's subsidiaries.
The 2018 Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year. Interest is payable on June 1 and December 1 of each year, and the first interest payment occurred on December 1, 2011. Interest is payable to the holders of record at the close of business on the May 15 and November 15 prior to each interest payment date. For the three months ended March 31, 2013 and 2012, $6.8 million and $7.0 million, respectively, of interest and debt issuance costs related to the 2018 Notes was capitalized. See Note 10 of TCM's 2012 Form 10-K for further discussion.
For purposes of fair market value disclosed in Note 6, the carrying value of the 2018 Notes as of March 31, 2013 was higher than its fair value of approximately $284.2 million.
Mobile Mining Equipment Loans
On December 8, 2010, TCM executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during 2010. This fixed-rate loan bears interest at 3.6%, is scheduled to mature no later than December 8, 2015 and has an outstanding payable amount of $7.3 million as of March 31, 2013. TCM has an additional fixed-rate loan bearing interest at 5.9% that is scheduled to mature no later than October 31, 2013 and has an outstanding payable amount of $2.1 million as of March 31, 2013.
9. Gold Stream Arrangement
Pursuant to an agreement dated October 2010, as subsequently amended in December 2011 and August 2012, with a subsidiary of Royal Gold, Inc. ("Royal Gold") (referred to as the "Gold Stream Arrangement"), TCM agreed to sell Royal Gold 52.25% of the refined gold production from Mt. Milligan for a total upfront payment of $781.5 million plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. Pursuant to this Gold Stream Arrangement, TCM received total cash payments from Royal Gold through March 31, 2013 of $731.6 million, comprised of a payment of $62.0 million on March 4, 2013 and payments of $305.0 million in 2012, $138.1 million in 2011 and $226.5 million in 2010. The remaining future scheduled payments by Royal Gold of $49.9 million are to be paid as follows: $37.0 million on June 1, 2013 and $12.9 million on September 1, 2013.
TCM must maintain a deposit record during the term of the Gold Stream Arrangement wherein TCM reduces the $781.5 million paid by Royal Gold by the difference between the current market price at the time of sale of refined gold to Royal Gold and $435 per ounce, multiplied by the amount of refined gold sold in such sale. If, at the end of the initial 50-year term of the agreement, the total deposit amount reflected in the deposit record has not been reduced to nil, TCM must pay to Royal Gold the remaining balance reflected in the deposit record.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Royal Gold has a security interest in all of the Mt. Milligan assets until its total deposit amount has been reduced to nil. Royal Gold's security interest is subject to subordination to project or corporate financings by TCM, except that, in such circumstances, Royal Gold retains a first priority interest in 52.25% of the refined gold from Mt. Milligan. After the total deposit amount has been reduced to nil, Royal Gold's security will consist solely of its first priority interest in 52.25% of the refined gold. The cash payments received under the Gold Stream Arrangement are recorded as deferred revenue and classified as a long-term liability in TCM's Condensed Consolidated Balance Sheets. Once Mt. Milligan is in production and begins delivering gold to Royal Gold, the liability will be amortized over the life of the mine based on the amount of gold delivered.
In the event of any default under the Gold Stream Arrangement, Royal Gold could require TCM to repay the deposits received from Royal Gold, which amounts totaled $731.6 million as of March 31, 2013.
10. Tangible Equity Units (tMEDS)
On May 11, 2012, TCM completed a public offering of 8,800,000 tMEDS with a stated value of $25.00 each. Each tMEDS unit consists of a prepaid common stock purchase contract and a senior amortizing note due May 15, 2015. The prepaid common stock purchase contracts were recorded as additional paid-in-capital (a component of shareholders' equity), net of issuance costs, and the senior amortizing notes have been recorded as long-term debt. Issuance costs associated with the debt component were recorded as a prepaid expense, which will be amortized using the straight-line method over the term of the instrument to May 15, 2015. The unamortized prepaid expense related to the tMEDS was $0.9 million as of March 31, 2013. For the three months ended March 31, 2013, TCM paid $0.9 million of interest and had capitalized interest and debt issuance costs of $0.9 million associated with tMEDS.
At any time prior to the third business day immediately preceding May 15, 2015, the holder may settle the purchase contract early. Purchase contracts settled prior to November 10, 2012 were settled at 4.3562, which is 95% of the minimum settlement rate. Purchase contracts settled on or after November 11, 2012 but prior to the third business day preceding May 15, 2015 will be settled for 4.5855, subject in either case to certain adjustments. During the quarter ended March 31, 2013, holders settled 360,000 purchase contracts and TCM issued 1,650,780 shares of common stock.
For purposes of the fair market value disclosed in Note 6, the carrying values of the tMEDS as of March 31, 2013 were higher than the fair values of approximately $21.3 million.
11. Stock-Based Compensation
 Long-Term Incentive Plan
On May 6, 2010, TCM's shareholders approved the 2010 Long-Term Incentive Plan ("LTIP"). The LTIP allows TCM to grant stock options, share appreciation rights, restricted shares, restricted share units ("RSUs"), performance share units ("PSUs") or shares granted as bonus compensation. As of March 31, 2013, TCM has granted stock options, PSUs and RSUs under the LTIP, as discussed below.
TCM does not realize a tax benefit for stock-based awards granted to Canadian employees under the current Canadian tax law.
i)   Stock Options
The expiration date and vesting provisions of stock options granted are established at the time an award is made. Stock options vest over three years and are exercisable over a period of time not to exceed 10 years from the grant date but generally expire five years from the grant date. When an option is exercised, TCM issues the requisite shares from authorized but unissued common stock. The exercise price of options granted prior to March 1, 2011 is equal to the greater of: (i) the volume weighted-average trading price of the underlying shares on the Toronto Stock Exchange over the five consecutive trading days immediately before the grant date and (ii) if the award date occurs in a trading black-out period, the weighted-average trading price over the five consecutive trading days immediately after the black-out period has been lifted. The exercise price of options granted after March 1, 2011 is equal to the volume weighted-average trading price of the underlying shares over the five consecutive trading days immediately before the grant date.
The following table summarizes stock option activity during the three months ended March 31, 2013:

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

(options in thousands)	Options	Weighted-Average Exercise Price
	(000's)	(a)
Stock options outstanding at January 1, 2013	2,459	$11.50
Granted	233	3.36
Exercised	—	—
Canceled/expired/forfeited	(42)	10.60
Stock options outstanding at March 31, 2013	2,650	$10.80

(a)
The weighted-average exercise price of options outstanding is shown in US dollars as the majority of the options granted starting in 2011 have a strike price denominated in US dollars. Options with a Canadian dollar strike price have been converted to US dollars for disclosure purposes using the exchange rates on the respective date of grant.

For the three months ended March 31, 2013 and March 31, 2012, TCM recorded compensation expense related to stock options of $0.2 million and $0.3 million, respectively.
ii)    Performance Share Units
The following table summarizes the PSU activity during the three months ended March 31, 2013:

(units in thousands)	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2013	845	$11.95
PSUs granted	933	4.21
Canceled/expired/forfeited	(12)	12.01
Outstanding at March 31, 2013	1,766	$7.86
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
The vesting of the PSUs granted during 2013 and 2012 is contingent upon two performance metrics: 1) TCM's Total Shareholder Return (TSR) relative to the Russell 2000 Index during the three-year performance period and 2) the proven and probable mine reserves replaced by TCM during the three-year performance period. The PSUs cliff vest three years from the date of issuance upon achievement of the above metrics.
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
For the three months ended March 31, 2013 and March 31, 2012, TCM recorded compensation expense related to the PSUs of $0.6 million and $0.6 million, respectively.
iii)     Restricted Stock Units
The following table summarizes RSU activity during the three months ended March 31, 2013:

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2013	534	$9.30
RSUs granted	965	3.31
RSUs vested and common shares issued	(151)	8.82
Canceled/expired/forfeited	(22)	8.82
Outstanding at March 31, 2013	1,326	$5.00
TCM accounts for RSUs at fair value, which is based on the market value of TCM's common shares on the day of grant and recognized over the vesting period of 3 years. Upon vesting, TCM will issue the requisite shares from authorized but unissued common stock. For the three months ended March 31, 2013 and March 31, 2012, TCM recorded $0.6 million and $0.4 million of compensation expense related to the RSUs, respectively.
12. Commitments and Contingencies
Legal Matters
Below are descriptions of certain legal actions that involve certain properties of TCM. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not likely to have a material adverse effect on TCM's future consolidated financial position, results of operations or cash flows.
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
In April 2012, the Stellat'en First Nation filed a new petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mine and Petroleum Resources and TCM making similar allegations to those discussed above in relation to a new permit amendment and new water license granted to TCM in March 2012 for the Endako Mine. In April 2012, the parties agreed to put this matter into abeyance. However, in January 2013, the Stellat'en First Nation indicated that they wish to proceed with this new petition. No date for hearing the new petition has been set.
Molybdenum Purchases
In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of March 31, 2013, TCM had commitments to purchase approximately 9.6 million pounds of molybdenum sulfide concentrate throughout the remainder of 2013 to 2016, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.
Molybdenum Sales
In the normal course of operations, TCM enters into certain molybdenum sales contracts where it sells future production at fixed prices. As of March 31, 2013, TCM had commitments to sell approximately 64.0 thousand pounds of molybdenum oxide throughout the remainder of 2013 and 2014 at an average price of $12.93 per pound.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Copper Concentrate Sales Agreements
In 2012, TCM entered into three copper concentrate sales agreements, whereby TCM, among other things, agreed to sell an aggregate of approximately 85% of the copper-gold-silver concentrate produced at Mt. Milligan during 2013 and 2014 and an aggregate of approximately 120,000 dry metric tons (“DMT”) in each of the two calendar years thereafter. Under one of the agreements, TCM has the option to sell to the counterparty, and the counterparty has the obligation to purchase from TCM, additional concentrate up to an amount equal to 40,000 DMT per year during each of 2015 and 2016. Pricing under these concentrate sales agreements will be determined by reference to specified published reference prices during the applicable quotation periods. Payment for the concentrate will be based on the price for the agreed copper, gold and silver content of the parcels delivered, less smelting and refining charges and certain other deductions, if applicable. The copper smelting and refining charges will be negotiated in good faith and agreed by the parties for each contract year based on terms generally acknowledged as industry benchmark terms. The gold and silver refining charges are as specified in the agreements.
Capital Purchase Commitments
As of March 31, 2013, TCM had open purchase orders, contracts and capital purchase commitments of $100.6 million for engineering and equipment related to the development of Mt. Milligan and open purchase orders, contracts and capital purchase commitments of $6.5 million for the development of the permanent operations residence at Mt. Milligan.
Guarantees
In April 2010, TCM entered into a credit support agreement with British Columbia Hydro and Power Authority ("BC Hydro") related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro's estimated out-of-pocket costs for work on the Endako mill expansion project. Subsequent to the commissioning of the new mill and subject to annual measurements of BC Hydro's incremental revenues following the mill's commissioning, some or all of this financial assurance may, thereafter, be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The amount of the financial assurance as of March 31, 2013 was approximately C$16.5 million. The financial assurance is comprised of a guarantee for C$5.3 million and a surety bond for approximately C$11.2 million. Sojitz Moly Resources, Inc. (“Sojitz”) has agreed to reimburse TCM for 25% of any amounts paid under the C$5.3 million guarantee. The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility. At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.
As of March 31, 2013, a shortfall in Endako's future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.
13. Income and Mining Tax Benefit
Income and mining taxes for the three months ended March 31, 2013 and March 31, 2012, was a benefit of $3.2 million and $12.1 million, respectively. The tax benefit for the three months ended March 31, 2013 differs from the tax that would result from applying the Canadian federal and provincial income tax rates primarily due to the US percentage depletion benefit and the pre-tax Endako Mine book loss, which has no tax benefit as a result of a valuation allowance recognized, in part, as a result of the asset impairment in the fourth quarter of 2012. The tax benefit for the three months ended March 31, 2012 differs from the tax that would result from applying the Canadian federal and provincial income tax rates primarily due to the US percentage depletion benefit and the pre-tax book loss, attributable primarily to Canadian operations, for the first quarter of 2012. The tax benefit for the three months ended March 31, 2012 was also impacted by an immaterial correction of $1.8 million related to the British Columbia mineral tax associated with TCM's share of the expansion costs at the Endako Mine. The adjustment relates to the quarter ended December 31, 2011.
14. Net Income per Share
The following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net income per share for the three months ended March 31, 2013 and 2012:

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

(in millions, except per share amounts)	For the Three Months Ended March 31,
	2013	2012
Net income	$0.9	$1.1
Basic weighted-average number of shares outstanding	169.7	168.1
Effect of dilutive securities
Common stock purchase warrants	—	0.4
Share-based awards	0.2	—
Prepaid common stock purchase contracts	46.4	—
Diluted weighted-average number of shares outstanding	216.3	168.5
Net income per share
Basic	$0.01	$0.01
Diluted	$—	$0.01
For the three months ended March 31, 2013, approximately 2.3 million options and 1.7 million of PSUs were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the price of the common stock. For the three months ended March 31, 2013, approximately 1.3 million of RSUs were excluded from the computation of diluted weighted-average shares as the effect would have been anti-dilutive under the treasury stock method.
For the three months ended March 31, 2012, approximately 2.5 million stock options, 0.9 million of PSUs and 0.7 million of RSUs were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM's common stock for the period.
15. Related Party Transactions
Total sales by TCM to Sojitz, TCM's Endako Mine joint venture partner, were $15.3 million and $17.3 million for the three months ended March 31, 2013 and 2012, respectively. This represented 14.1% and 15.2% of TCM's total revenues for the three months ended March 31, 2013 and 2012, respectively.
For the three months ended March 31, 2013 and 2012, TCM recorded management fee income of nil and $0.1 million and selling and marketing costs of $0.1 million and $0.2 million, respectively, from Sojitz.
As of March 31, 2013 and December 31, 2012, TCM's related accounts receivable owing from Sojitz were $3.7 million and $6.4 million, respectively.
16. Supplementary Cash Flow Information

(in millions)	For the Three Months Ended March 31,
	2013	2012
Change in working capital accounts:
Accounts receivable	$(5.9)	$20.2
Product inventory	0.6	(17.4)
Material and supplies inventory	(2.6)	1.4
Prepaid expenses and other current assets	(7.8)	(2.2)
Income and mining taxes receivable	4.6	0.7
Accounts payable and accrued liabilities	(7.1)	(17.8)
Income and mining taxes payable	—	1.2
	$(18.2)	$(13.9)
Cash interest paid	$7.9	$0.2
Income and mining taxes (refund) paid, net	$(1.1)	$2.2

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

For the three months ended March 31, 2013, the cash interest paid of $7.9 million was all capitalized interest payments related to the Company's debt, as described in Note 8. For the three months ended March 31, 2012, TCM had no capitalized interest payments; cash interest paid was related to equipment financing loans.
Non-cash Investing and Financing Activities

(in millions)	For the Three Months Ended March 31,
	2013	2012
Investing activities
Increase in capital expenditure accrual	$—	$20.3
Capitalized interest	$23.7	$6.6
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
TCM manages its credit risk from its accounts receivable through its collection activities. As of March 31, 2013, TCM had five customers who owed TCM more than $3.0 million and accounted for approximately 28.8% of total accounts and other receivables outstanding. Another five customers had balances greater than $1.0 million but less than $3.0 million that accounted for approximately 14.0% of total accounts and other receivables. All of these balances were compliant with credit terms and scheduled payment dates.
TCM's maximum counterparty and credit risk exposure is the carrying value of its cash and cash equivalents and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities and fixed-rate debt, excluding the 2017 Notes, 2018 Notes, 2019 Notes and tMEDS, as discussed in Notes 8 and 10, approximate fair value as of March 31, 2013.
18. Segment Information
TCM has three reportable segments, based on products and geography: US Operations Molybdenum, Canadian Operations Molybdenum and Copper-Gold (Development). The US Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the TC Mine and the Langeloth Facility, including the roasting at the Langeloth Facility of molybdenum products from the Endako Mine and all roasting and sales of third-party purchased material. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Copper-Gold (Development) segment includes all development expenditures and development site administration from Mt. Milligan. The Inter-segment represents the elimination of management fee income, revenue and cost of sales of product transported from the Canadian Operations to the US Operations for processing.
TCM's chief operating decision makers (Chief Executive Officer and Chief Operating Officer) evaluate segment performance based on segment revenue less costs and expenses. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration and interest income and expense items to its reporting segments, unless such expenditures are directly related to segment operations. Segment information for the three months ended March 31, 2013 and 2012 is as follows:
For the three months ended March 31, 2013:

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

(in millions)	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter- segment	Total
Revenues
Molybdenum sales	$89.8	$14.9	$—	$—	$104.7
Tolling, calcining and other	4.0	—	—	—	4.0
	93.8	14.9	—	—	108.7
Cost and expenses
Operating expenses	53.4	15.2	—	—	68.6
Selling and marketing	1.7	0.8	—	(0.2)	2.3
Depreciation, depletion and amortization	7.5	4.8	—	—	12.3
Accretion expense	0.3	0.4	0.1	—	0.8
	62.9	21.2	0.1	(0.2)	84.0
Segment revenue less costs and expenses	30.9	(6.3)	(0.1)	0.2	24.7
Other segment expenses
Loss on foreign exchange	0.7	1.6	3.8	—	6.1
Segment income (loss) before income and mining taxes	$30.2	$(7.9)	$(3.9)	$0.2	$18.6

For the three months ended March 31, 2012:

(in millions)	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter- segment	Total
Revenues
Molybdenum sales	$84.5	$25.1	$—	$—	$109.6
Tolling, calcining and other	4.0	—	—	—	4.0
	88.5	25.1	—	—	113.6
Cost and expenses
Operating expenses	70.9	28.7	—	—	99.6
Selling and marketing	1.4	0.8	—	(0.3)	1.9
Depreciation, depletion and amortization	5.7	13.3	—	—	19.0
Accretion expense	0.4	0.1	—	—	0.5
	78.4	42.9	—	(0.3)	121.0
Segment revenue less costs and expenses	10.1	(17.8)	—	0.3	(7.4)
Other segment income
Gain on foreign exchange	(0.6)	(0.9)	(3.0)	—	(4.5)
Segment income (loss) before income and mining taxes	$10.7	$(16.9)	$3.0	$0.3	$(2.9)

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Reconciliation of Segment Income to Net Income

(in millions)	For the Three Months Ended March 31,
	2013	2012
Segment income (loss)	$18.6	$(2.9)
Other (income) expense
Change in fair value of common stock purchase warrants	—	0.1
General and administrative	7.1	7.7
Exploration	0.1	0.8
Interest (income) expense, net	(0.1)	1.3
Loss (gain) on foreign exchange	13.3	(2.1)
Corporate depreciation	0.5	0.6
Other	—	(0.3)
Loss before income and mining taxes	(2.3)	(11.0)
Income and mining benefit expense	(3.2)	(12.1)
Net income	$0.9	$1.1
Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, is as follows (in millions):

As of March 31, 2013	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter-segment	Total
Capital expenditures (1)	$0.3	$0.3	$154.4	$0.1	$155.1
Property, plant, equipment and development	$275.9	$181.6	$2,160.2	$4.9	$2,622.6
Assets	$480.1	$247.4	$2,240.9	$459.6	$3,428.0
Liabilities	$81.8	$19.1	$882.8	$1,065.8	$2,049.5

As of March 31, 2012	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter-segment	Total
Capital expenditures (2)	$4.9	$42.1	$140.8	$0.1	$187.9
Property, plant, equipment and development	$291.5	$740.0	$1,552.7	$6.2	$2,590.4
Goodwill	$47.0	$—	$—	$—	$47.0
Assets	$583.3	$815.0	$1,605.3	$79.5	$3,083.1
Liabilities	$92.1	$128.9	$698.7	$403.5	$1,323.2
(1)  Capital expenditures are for the three months ended March 31, 2013.
(2)  Capital expenditures are for the three months ended March 31, 2012.
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

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Pursuant to the indentures governing the 2017 Notes, 2018 Notes and 2019 Notes, a guarantor may be released from its guarantee obligations only under certain customary circumstances specified in the indentures, namely upon (1) the sale or other disposition (including by way of merger, amalgamation or consolidation) of such guarantor, (2) the designation of such guarantor as an unrestricted subsidiary in accordance with the terms of the indentures, (3) upon a legal defeasance or covenant defeasance or (4) upon the full satisfaction of the Company's obligations under the respective indenture.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Thompson Creek Metals Company Inc. and its subsidiaries (collectively, "Thompson Creek," "TCM," "we," "us" or "our") for the three months ended March 31, 2013 and should be read in conjunction with TCM's interim financial statements and the notes thereto included in Item 1 herein and the discussion of Risk Factors included in Part II, Item 1A herein. Additionally, the following discussion should be read in conjunction with the consolidated financial statements, the related "Management's Discussion and Analysis of Financial Condition and Results of Operations," the discussion of "Risk Factors" and the discussion of TCM's "Business and Properties" in our Annual Report on Form 10-K for the year ended December 31, 2012.
The results of operations reported and summarized below are not necessarily indicative of future operating results. References to "Notes" are Notes included in the "Notes to Condensed Consolidated Financial Statements" in Item 1 herein. Throughout this MD&A, all references to earnings or losses per share are on a diluted basis, unless otherwise noted. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). All dollar amounts are expressed in United States dollars ("US$") unless otherwise indicated. References to C$ refers to Canadian dollars. Future Canadian to US foreign exchange rates are assumed to be C$1.00 = US$1.00. Additional information on Thompson Creek Metals Company Inc. is available on EDGAR at www.sec.gov or on SEDAR at www.sedar.com.
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and applicable Canadian securities legislation. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Our forward-looking statements include, without limitation: future financial or operating performance of the Company or its subsidiaries and its projects; future inventory, production, sales, cash costs, capital expenditures and exploration expenditures; future earnings and operating results; expected concentrate and recovery grades; statements as to the projected development of Mt. Milligan and other projects, including expected production commencement dates; estimates of Mt. Milligan development costs; future operating plans and goals; and future molybdenum prices.
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Important factors that could cause actual results and events to differ from those described in such forward-looking statements can be found in the section entitled "Risk Factors" in Thompson Creek's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents filed on EDGAR at www.sec.gov and on SEDAR at www.sedar.com. Although we have attempted to identify those material factors that could cause actual results or events to differ from those described in such forward-looking statements, there may be other factors, currently unknown to us or deemed immaterial at the present time, that could cause results or events to differ from those anticipated, estimated or intended. Many of these factors are beyond our ability to control or predict. Given these uncertainties, the reader is cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Highlights for period ended March 31, 2013

•
Operating income for the first quarter of 2013 was $17.0 million compared to an operating loss of $16.5 million for the first quarter of 2012. Cost of sales during the first quarters of 2013 and 2012 included lower-of-cost-or-market product inventory write downs of $5.6 million and $11.1 million, respectively.

•	Net income for the first quarter of 2013 was $0.9 million, or nil per diluted share. Net income for the first quarter of 2012 was $1.1 million, or $0.01 per diluted share.

•
Consolidated revenues for the first quarter of 2013 were $108.7 million, down 4.3% from $113.6 million in the first quarter of 2012. The average realized sales price for molybdenum in the first quarter of 2013 was $11.87 per pound compared to $14.74 per pound in the first quarter of 2012.

•	Molybdenum production from the mines for the first quarter of 2013 was 7.7 million pounds, up 73.8% from 4.4 million pounds in the first quarter of 2012.

•
Non-GAAP average cash cost per pound produced for the first quarter of 2013 was $5.91 per pound compared to $12.95 per pound in the first quarter of 2012. Cash costs include no stripping costs at the TC Mine in the first quarter of 2013 compared to $10.1 million for the first quarter of 2012. The cash costs for the first quarter of 2012 exclude $2.3 million of start-up and commissioning costs at the Endako Mine. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced.

•	Operating cash generated was $15.3 million in the first quarter of 2013, compared to $3.1 million in the first quarter of 2012. See "Liquidity and Capital Resources" below for additional information.

•
Capital costs on a cash basis incurred for the first quarter of 2013 were $155.1 million, comprised of $154.4 million for the development of Mt. Milligan and $0.7 million of other capital costs for the Endako and TC Mines, the Langeloth Facility and corporate combined. The capital costs on a cash basis for the first quarter of 2013 exclude capitalized interest and debt issuance costs of $24.6 million and decreases in accrued amounts of $28.7 million.

•
Total cash and cash equivalents at March 31, 2013 were $469.3 million, compared to $526.8 million at December 31, 2012. Total debt as of March 31, 2013 was $1,027.6 million, including capital lease obligations, compared to $1,010.5 million as of December 31, 2012.

•	See "Financial Review" and "Liquidity and Capital Resources" below for additional information related to highlights.
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
Mt. Milligan will be an open-pit copper and gold mine and concentrator. Mt. Milligan is designed to be a conventional truck-shovel open-pit mine with a 66,000-ton per day copper flotation processing plant. We have estimated average annual production over the life of the mine of 81 million pounds of copper and 194,500 ounces of gold, each in concentrate.
During the first quarter of 2013, operating income was $17.0 million compared to an operating loss of $16.5 million for the first quarter of 2012. This increase was primarily due to higher sales volumes; higher production; lower operating expenses and lower depreciation, depletion and amortization, partially offset by declining molybdenum market prices and unfavorable changes in the exchange rates between the U.S. dollar and the Canadian dollar. Cost of sales during the first quarter of 2013 and 2012 included lower-of-cost-or-market product inventory write downs at our Endako Mine of $5.6 million and $11.1 million, respectively.
We realized net income of $0.9 million during the first quarter of 2013, primarily due to operating income of $17.0 million and an income and mining tax benefit of $3.2 million, offset by $19.4 million of non-cash foreign currency losses. During the same quarter of 2012, we realized net income of $1.1 million, primarily due to foreign currency gains of $6.6 million and an income and mining tax benefit of $12.1 million, offset by an operating loss of $16.5 million. The foreign currency losses and gains were primarily unrealized and were related to intercompany notes that are denominated in a different currency than their measurement currency.
At our TC Mine, molybdenum production for the first quarter of 2013 was 5.9 million pounds at a cash cost of $4.18 per pound produced compared to 3.4 million pounds at a cash cost of $10.34 per pound produced for the first quarter of 2012. This improvement is primarily the result of the planned mine pit sequencing, transitioning into the next phase of production in the first half of 2012, referred to as Phase 7, together with the suspension of waste stripping activity associated with the next phase of production, referred to as Phase 8. In an effort to reduce costs, given recent declines in molybdenum prices and projected operating costs at TC Mine for 2015 and thereafter, in October 2012, we suspended waste stripping activity associated with Phase 8. We expect this revision to the mine plan to defer approximately $100 million in operating costs and $8 to $9 million in capital expenditures from October 2012 through the end of 2014. Mining operations and production are expected to continue as planned through 2014 in the current Phase 7 of the mine. We also expect to preserve the assets at TC Mine to enable us to restart waste stripping of Phase 8 of the mine plan when market conditions warrant. A decision regarding whether and when to put TC Mine on care and maintenance will be made by management based on market conditions and other considerations. If management commits to a plan to put the mine on care and maintenance, depreciation expense and asset values will be adjusted in accordance with applicable accounting rules.
At our Endako Mine, our 75% share of molybdenum production for the first quarter of 2013 was 1.8 million pounds at a cash cost of $11.75 per pound produced compared to 1.0 million pounds at a cash cost of $21.87 per pound produced for the first quarter of 2012. During the first quarter of 2012, the new mill was in the commissioning and start-up phase, which resulted in low production and high cash costs. During the third quarter of 2012, in an effort to reduce costs, we ceased mining ore from the Denak West mine pit at the Endako Mine and have been processing stockpiled material since that time. We currently expect to mill approximately one-third of our existing stockpiled material through mid-2013. We are currently planning to resume mining at the Endako Mine during the second quarter of 2013 at which time we will be processing both mined and stockpiled material.
During the first quarter of 2013, we continued to experience tailings management issues at our Endako Mine associated with frozen water in the tailings pond. We have been unable to feed sufficient water from the tailings pond to the new mill on a consistent basis due to winter conditions, which has negatively impacted mill throughput and, thus, our production of molybdenum for the first quarter of 2013. We have made modifications to the piping of tailings to the pond and have instituted other tailings management procedures to address these issues to ensure the availability of a sufficient supply of water to the mill for the future winter seasons beyond 2013. Further, in an effort to defer required maintenance expense, beginning in mid-February 2013, all milled material from the Endako Mine has been transported to our Langeloth facility to be roasted.
Late in the first quarter of 2013, an 8,900 foot tear in one of the primary conveyor belts at the Endako Mine site resulted in a temporary layoff of certain mine employees while the belt was repaired. As a result, additional repair costs during this time will primarily impact our second fiscal quarter. Despite this disruption, given processing of stockpiled material adjacent to the mill, planned production is still expected to be at or near forecast in the second quarter of 2013.
At March 31, 2013, we estimated future capital project cash expenditures of approximately C$240.0 million for the Mt. Milligan project (through completion) plus an additional C$38.5 million to C$48.5 million of estimated future cash capital expenditures for a permanent operations residence at Mt. Milligan, which is expected to be completed in 2014. We believe that we have solidified our ability to finance these capital project expenditures with our $469.3 million of consolidated cash and cash equivalents, the expected remaining proceeds from Royal Gold (as defined below in Liquidity and Capital Resources) of $49.9 million, the $17.9 million of net funding available under our equipment lease financing facility for the remaining mobile mining fleet at Mt. Milligan and our ongoing expected cash flow from operations.
Our ability to fund the completion of the Mt. Milligan project, satisfy our working capital needs and make our scheduled debt and interest payments depends on our future operating performance and cash flow (including a successful start-up of Mt. Milligan in the last half of 2013); average realized molybdenum, gold and copper prices and our ability to access our current funding sources, including our equipment lease financing and our Gold Stream Arrangement (defined below) with Royal Gold.
Outlook
Our financial results can vary significantly as a result of fluctuations in the market prices of molybdenum and fluctuations in our production. World market prices for molybdenum have fluctuated historically and are affected by numerous factors beyond our control. During the first quarter of 2013, the average Platts Metals Week published price for molybdenum oxide was $11.35 per pound, compared to $11.17 per pound in the fourth quarter of 2012, $11.93 in the third quarter of 2012, $13.83 per pound in the second quarter of 2012 and $14.17 per pound in the first quarter of 2012. The monthly average price for molybdenum oxide for April 2013 further declined to $11.07 per pound. We anticipate that the price for molybdenum oxide will continue to be volatile. Any significant weakness in demand for molybdenum or reduction in molybdenum prices may have a material adverse effect on our operating results, cash flows and financial condition.
The key operating measures that management focuses on in operating our business are production, cash costs per pound produced and capital expenditures. We continually review our operating strategy as commodity market conditions change.
Our in process and finished product inventory was approximately 10.8 million pounds at March 31, 2013 compared to 11.0 million pounds at December 31, 2012. The March 31, 2013 inventory includes 0.9 million pounds purchased from third parties.

We anticipate that the completion and start-up of Mt. Milligan will take place in the third quarter of 2013, with commercial production of copper and gold beginning in the fourth quarter of 2013. We expect average annual production to be higher during the first full six years of production (approximately 89 million pounds of copper and 262,000 ounces of gold both in concentrate), compared to annual life-of-mine production. We will provide production and cash cost guidance for 2014 once Mt. Milligan is fully operational.
The below table presents selected actual results for the first quarter 2013 and our expected results for the full year 2013 and 2014.

	Three Months Ended	Years Ended December 31,
	March 31, 2013 (Actual)	2013 (Estimated, Including Q1 2013)	2014 (Estimated)
Molybdenum production (000's lb):(1)
TC Mine	5,929	20,000 - 22,000	17,000 - 19,000
Endako Mine (75% share)	1,761	7,500 - 8,500	10,500 - 11,500
Total molybdenum production (000's lb)	7,690	27,500 - 30,500	27,500 - 30,500
Cash cost ($/lb produced):(2)
TC Mine	$4.18	$ 4.75 - 5.75	$ 5.00 - 6.00
Endako Mine	11.75	10.75 - 12.25	9.00 - 10.50
Total cash cost ($/lb produced)	$5.91	$ 6.50 - 7.50	$ 6.50 - 7.75
Capital expenditures (in millions):
Mt. Milligan(3),(4),(5)	$153.0	$ 370 - 390	—
Mt. Milligan permanent operations residence(6)	1.4	35 - 40	$ 5 - 10
Mt. Milligan operations	—	20 - 30	20 - 30
TC and Endako Mines, Langeloth & other(3),(4)	0.7	15 - 20	30 - 40
Total capital expenditures	$155.1	$ 440 - 480	$ 55 - 80
_______________________________________________________________________________

(1)	Production pounds reflected are molybdenum oxide and high performance molybdenum disulfide (“HPM”) from our share of production from the mines but exclude molybdenum processed from purchased product.

(2)
Weighted-average of the TC Mine and the Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and commissioning and start-up costs for the Endako mill. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility. The cash cost for the Endako Mine in 2013 includes an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the Endako Mine to the Langeloth Facility. See “Non-GAAP Financial Measures” for additional information.

(3)	Excludes capitalized interest and debt issuance costs of $24.6 million and excludes decreases in accruals of $28.7 million for the three months ended March 31, 2013.

(4)	Canadian to US foreign exchange rate for the remainder of 2013 and the year 2014 assumed at parity (C$1.00 = US$1.00).

(5)
Includes capital expenditures anticipated to be incurred during production ramp up. Total project capital expenditures may be affected by the period of time to reach commercial production. All operating expenses will    be capitalized until commercial production is reached.

(6)	Excludes $6.5 million of deposits made to one vendor during the first quarter of 2013.

Selected Consolidated Financial and Operational Information

(in millions, except per share amounts and statistics)	Three Months Ended March 31,
	2013	2012
Financial Information
Revenues
Molybdenum sales	$104.7	$109.6
Tolling, calcining and other	4.0	4.0
Total revenues	108.7	113.6
Costs and expenses
Cost of sales
Operating expenses	68.6	99.6
Depreciation, depletion and amortization	12.8	19.6
Total cost of sales	81.4	119.2
Selling and marketing	2.3	1.9
Accretion expense	0.8	0.5
General and administrative	7.1	7.7
Exploration	0.1	0.8
Total costs and expenses	91.7	130.1
Operating income (loss)	17.0	(16.5)
Other expense (income)	19.3	(5.5)
(Loss) before income and mining taxes	(2.3)	(11.0)
Income and mining tax (benefit)	(3.2)	(12.1)
Net income	$0.9	$1.1
Net income per share
Basic	$0.01	$0.01
Diluted	$—	$0.01
Cash generated by operating activities	$15.3	$3.1
Adjusted Non-GAAP Measures:(1)
Adjusted net income (1)	$0.9	$1.2
Adjusted net income per share—basic(1)	$0.01	$0.01
Adjusted net income per share—diluted(1)	$—	$0.01
Operational Statistics
Molybdenum production (000's lb)(2)	7,690	4,424
Cash cost ($/lb produced)(3)	$5.91	$12.95
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	6,574	4,871
Purchased and processed product	2,240	2,567
	8,814	7,438
Average realized sales price ($/lb)(1)	$11.87	$14.74
_______________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)	Production pounds reflected are molybdenum oxide and HPM from our share of production from the mines but exclude molybdenum processed from purchased product.

(3)
Weighted-average of TC Mine and Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and commissioning and start-up costs for the Endako mill. The cash cost for TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility. The cash cost for the Endako Mine in 2013 includes an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the Endako Mine to the Langeloth Facility. See “Non-GAAP Financial Measures” for additional information.
Selected Consolidated Financial and Operational Information (Continued)

(in millions, except share data)	As of March 31, 2013	As of December 31, 2012
Cash and cash equivalents	$469.3	$526.8
Total assets	$3,428.0	$3,410.2
Total debt, including capital lease obligations	$1,027.6	$1,010.5
Total liabilities	$2,049.5	$2,008.3
Shareholders' equity	$1,378.5	$1,401.9
Shares outstanding (000's)	170,671	168,727

Summary of Quarterly Results

(in millions, except per share amounts and statistics)	Mar 31 2013	Dec 31 2012	Sep 30 2012	Jun 30 2012	Mar 31 2012	Dec 31 2011	Sep 30 2011	Jun 30 2011
Financial Information
Revenues	$108.7	$99.4	$74.9	$113.5	$113.6	$116.7	$154.8	$190.9
Operating income (loss)	$17.0	$(540.9)	$(37.4)	$(18.4)	$(16.5)	$(18.1)	$22.4	$69.1
Net income (loss)	$0.9	$(484.4)	$(48.2)	$(14.8)	$1.1	$0.8	$45.6	$116.8
Income (loss) per share:
—basic	$0.01	$(2.87)	$(0.29)	$(0.09)	$0.01	$—	$0.27	$0.70
—diluted	$—	$(2.87)	$(0.29)	$(0.09)	$0.01	$—	$0.27	$0.68
Cash generated (used) by operating activities (1)	$15.3	$(14.2)	$3.3	$(20.4)	$3.1	$21.1	$51.4	$53.6
Adjusted Non-GAAP Measures(2)
Adjusted net income (loss) (2)	$0.9	$(18.0)	$(1.2)	$(16.7)	$1.2	$—	$3.6	$56.4
Adjusted net income (loss) per share(2)
—basic(2)	$0.01	$(0.11)	$(0.01)	$(0.10)	$0.01	$—	$0.02	$0.34
—diluted(2)	$—	$(0.11)	$(0.01)	$(0.10)	$0.01	$—	$0.02	$0.33
Operational Statistics
Molybdenum production (000's lb) (3)	7,690	7,747	6,139	4,119	4,424	4,310	3,696	10,010
Cash cost ($/lb produced)(2)	$5.91	$6.58	$9.46	$14.57	$12.95	$12.69	$15.62	$5.74
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	6,574	5,490	3,280	4,506	4,871	5,368	7,426	8,952
Purchased and processed product	2,240	2,578	2,369	3,028	2,567	2,650	2,191	1,824
	8,814	8,068	5,649	7,534	7,438	8,018	9,617	10,776
Average realized sales price ($/lb)(2)	$11.87	$11.77	$12.85	$14.55	$14.74	$14.08	$15.64	$17.28
___________________________________________________________________

(1)
Certain amounts for the quarters ended September 30, 2012 and December 31, 2012 have been revised to present adjustments made primarily related to our presentation of capital lease activities in our Consolidated Statements of Cash Flows. We have concluded that these revisions are not material to our previously issued consolidated financial statements.

(2)	See "Non-GAAP Financial Measures" for the definition and reconciliation of these non-GAAP measures.

(3)	Production pounds reflected are molybdenum oxide and HPM from our share of production from the mines but exclude molybdenum processed from purchased product.
Financial Review
Three Months Ended March 31, 2013 (Unaudited)
Net Income

Net income for the first quarter of 2013 was $0.9 million, or nil per diluted share, compared to $1.1 million, or $0.01 per diluted share for the first quarter of 2012. Net income for the first quarter of 2013 was primarily due to operating income of $17.0 million and an income and mining tax benefit of $3.2 million, which were offset by $19.4 million of non-cash foreign currency losses. During the same quarter of 2012, we realized net income of $1.1 million primarily due to non-cash foreign currency gains of $6.6 million and an income and mining tax benefit of $12.1 million offset by an operating loss of $16.5 million. The foreign currency losses and gains were primarily unrealized and were related to intercompany notes that are denominated in a different currency than their measurement currency.
The increase in operating income for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to higher sales volumes; higher production; lower operating expenses and lower depreciation, depletion and amortization, which were partially offset by declining molybdenum market prices and unfavorable changes in the exchange rate between the U.S. dollar and the Canadian dollar.
For the three months ended March 31, 2013, net income and earnings per diluted share presented in accordance with US GAAP equal the non-GAAP financial measures of adjusted net income and adjusted net income per diluted share. Non-GAAP adjusted net income for the three months ended March 31, 2012 was $1.2 million, or $0.01 per share. See "Non-GAAP Financial Measures" below for the definition and reconciliation of adjusted net income.
Revenues
Revenues in the first quarter of 2013 were $108.7 million, down 4.3% compared to revenue in the first quarter of 2012 as a result of lower average realized sales prices, partially offset by higher sales volumes. The average realized sales price for molybdenum in the first quarter of 2013 was $11.87 per pound, which was $2.87 per pound, or 19.5%, lower than the first quarter of 2012. We sold approximately 8.8 million and 7.4 million pounds of molybdenum in the first quarter of 2013 and 2012, respectively, of which 6.6 million pounds and 4.9 million pounds, respectively, were from our mines.
Operating Expenses
Operating expenses for the first quarter of 2013 were $68.6 million, which were down 31.1% from the same quarter in 2012. Operating expenses in the first quarter of 2013 and 2012 included lower-of-cost-or-market product inventory write downs of $4.7 million and $8.3 million, respectively, related to our Endako Mine. Operating expenses in the first quarter of 2012 also included $2.3 million in commissioning and start-up costs for the new mill at the Endako Mine. The period-over-period decline in operating expenses was primarily due to significantly lower costs at the TC Mine due to the suspension of waste stripping activities together with the mining of significantly higher grade ore due to the planned mine pit sequencing discussed above.
The non-GAAP financial measure of cash cost per pound produced from our mines was $5.91 per pound in the first quarter of 2013 compared to $12.95 per pound for the same quarter in 2012. Cash cost per pound produced was lower in the first quarter of 2013 primarily as a result of lower cash costs at the TC Mine. Cash costs at the TC Mine in the first quarter of 2013 were lower than the first quarter of 2012 due to the absence of costs for waste stripping and higher production from a significantly higher ore grade, as discussed above, together with higher production and lower operating costs from the Endako Mine in the first quarter of 2013 compared to the first quarter of 2012. During the first quarter of 2012, the new mill at the Endako Mine was in the commissioning and start-up phase, which resulted in low production and high cash costs. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced.
Depreciation, Depletion and Amortization Expense
Depreciation, depletion and amortization expense in the first quarter of 2013 was $12.8 million compared to $19.6 million in the first quarter of 2012. During the fourth quarter of 2012, we recognized a pre-tax non-cash write down of our share of the Endako property, plant, equipment and development assets, which significantly lowered the carrying value and depreciable base of our share of assets at the Endako Mine, which, in turn, lowered depreciation, depletion and amortization costs for our share of the Endako Mine in the first quarter of 2013. This decline was partly offset by higher depreciation, depletion and amortization at the TC Mine as a result of a higher volume of molybdenum sold during the first quarter of 2013 compared to the first quarter of 2012. Product inventory costs include depreciation, depletion and amortization. Additionally, the first quarter of 2013 and 2012 included lower-of-cost-or-market product inventory write downs of $0.9 million and $2.8 million, respectively, related to our Endako Mine.
Selling and Marketing Expense
Selling and marketing expense remained relatively constant in the first quarter of 2013 at $2.3 million compared to $1.9 million for first quarter of 2012.
General and Administrative Expense

General and administrative expense remained relatively constant in the first quarter of 2013 at $7.1 million compared to $7.7 million for first quarter of 2012. General and administrative expense for the first quarter of 2013 and 2012 included $0.8 million and $0.9 million, respectively, of stock-based compensation expense. Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based compensation applies.
Exploration Expense
Exploration expense for the first quarter of 2013 was $0.1 million, comprised primarily of property payments on the Davidson property. For the first quarter of 2012, exploration expense of $0.8 million was primarily related to exploration activities at the Berg property.
Interest and Finance Fees
Interest and finance fees were $0.1 million in the first quarter of 2013 compared to $1.5 million in the first quarter of 2012. In the fourth quarter of 2012, we terminated our revolving credit facility. Interest and finance fees in the first quarter of 2013 related to $0.1 million of interest on the mobile mining equipment loans. Interest and finance fees in the first quarter of 2012 related to $0.7 million of commitment fees on the unused revolving credit facility, $0.7 million of debt issuance cost amortization and $0.1 million of interest on the mobile mining equipment loans. In the first quarter of 2013, we capitalized $24.6 million of interest and debt issuance costs, related to our secured and unsecured notes, Tangible equity units (tMEDS) and equipment financing facility. In the first quarter of 2012, we capitalized $7.0 million of interest and debt issuance costs, related to our unsecured note and equipment financing facility.
Foreign Exchange Gains and Losses
For the first quarter of 2013, we recognized non-cash foreign exchange losses of $19.4 million compared to non-cash foreign exchange gains of $6.6 million in the first quarter of 2012. These foreign currency losses and gain were primarily unrealized and were related to intercompany notes that are denominated in a different currency than their measurement currency. The foreign exchange rate averaged US$1.00 = C$1.01 for the first quarter of 2013 compared to an average rate of US$1.00 = C$1.00 for the same period in 2012.
Income and Mining Tax Benefit
For the first quarter of 2013, our tax benefit was $3.2 million compared to a tax benefit of $12.1 million for the first quarter of 2012. The tax benefit for the first quarter of 2013 was primarily impacted by the US percentage depletion benefit and the pre-tax Endako Mine book loss, which has no tax benefit as a result of a valuation allowance recognized, in part, as a result of the asset impairment in the fourth quarter of 2012. The tax benefit for the first quarter of 2012 was primarily impacted by the US percentage depletion benefit and the pre-tax book loss, attributable primarily to Canadian operations, for the first quarter of 2012. The tax benefit for the three months ended March 31, 2012 was also impacted by an immaterial correction of $1.8 million related to the British Columbia mineral tax associated with our share of the expansion costs at the Endako Mine. The adjustment relates to the quarter ended December 31, 2011.
Segment Discussion
We have three reportable segments, based on products and geography: US Operations Molybdenum, Canadian Operations Molybdenum and Copper-Gold (Development). The US Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the TC Mine and the Langeloth Facility, including the roasting at the Langeloth Facility of molybdenum products from the Endako Mine and all roasting and sales of third-party purchased material. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Copper-Gold (Development) segment includes all development expenditures and development site administration from Mt. Milligan. The following discussion presents operating and financial results for the three months ended March 31, 2013 and 2012 for each reportable segment.
US Operations Molybdenum
Thompson Creek Mine (TC Mine)
The table that follows summarizes TC Mine's operating and financial results for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Unaudited)	2013	2012
Operational Statistics
Mined (000's ore tons)	3,356	1,716
Milled (000's tons)	2,539	2,642
Grade (% molybdenum)	0.127	0.077
Recovery (%)	93.8	91.6
Molybdenum production (000's lb)(1)	5,929	3,422
Cash cost ($/lb produced)(2)	$4.18	$10.34
Molybdenum sold (000's lb)	5,279	3,088
Average realized sales price ($/lb)	$11.96	$15.08
______________________________________________________________________________

(1)	Molybdenum production pounds reflected are molybdenum oxide and HPM.

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

General
In an effort to reduce costs at the TC Mine, given recent declines in molybdenum prices and compared to projected operating costs at TC Mine for 2015 and thereafter, in October 2012, we suspended waste stripping activities associated with the next phase of production at the TC Mine, referred to as Phase 8. We expect this revision to the mine plan to defer approximately $100 million in operating costs and $8 to $9 million in capital expenditures from October 2012 through 2014. Mining operations and production are expected to continue as planned through 2014 in the current Phase 7 of the mine. We also expect to preserve the assets at TC Mine to enable us to restart waste stripping of Phase 8 of the mine plan when market conditions warrant. A decision regarding whether and when to put the TC Mine on care and maintenance will be made by management based on market conditions and other considerations. If management commits to a plan to put the mine on care and maintenance, depreciation expense and asset values will be adjusted in accordance with applicable accounting rules.
Molybdenum Production and Cash Costs
Molybdenum production from the TC Mine was 5.9 million pounds in the first quarter of 2013, up 73% from 3.4 million pounds produced in the first quarter of 2012. Production for the first quarter of 2013 was favorably impacted by the higher grade ore from Phase 7, which resulted in higher production and higher mill recovery, compared to the first quarter of 2012.
The non-GAAP financial measure of cash cost per pound produced of $4.18 per pound in the first quarter of 2013 was significantly lower than $10.34 per pound in the first quarter of 2012. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced. The cash costs for the first quarter of 2013 were lower due to no stripping costs and higher production as a result of the mine plan changes in 2012 discussed above. The cash costs in the first quarter of 2012 included stripping costs of $10.1 million, or $2.95 per pound produced, compared to the first quarter of 2013, when stripping activity had been deferred.
Molybdenum Sold
Molybdenum pounds sold from the TC Mine in the first quarter of 2013 were 5.3 million pounds, up 71% from 3.1 million pounds sold in the first quarter of 2012. Higher sales volumes in 2013 were mainly the result of higher production as discussed above. The average realized sales price in the first quarter of 2013 was $11.96 per pound, which was down approximately 21% from the first quarter of 2012 average realized sales price of $15.08 per pound.
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
The following is a summary of the Langeloth Facility's operating results for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Unaudited)	2013	2012
Operational Statistics
Molybdenum sold from purchased product (000's lb)	2,240	2,567
Realized price on molybdenum sold from purchased product ($/lb)	$11.88	$14.78
Toll roasted and upgraded molybdenum processed (000's lb)	2,195	1,866
Roasted metal products processed (000's lb)	5,969	1,978
In the first quarter of 2013, molybdenum sold from third-party purchased molybdenum concentrate was 2.2 million pounds, down 13% from 2.6 million pounds in the first quarter of 2012 due to decreased customer demand. The realized price on molybdenum sold from purchased product in the first quarter of 2013 was $11.88 per pound, down approximately 20% from $14.78 per pound in the first quarter of 2012 due to declines in the market price of molybdenum throughout 2012 and the first quarter of 2013.
The volume of toll roasted and upgraded molybdenum processed during the first quarter of 2013 increased 18% compared to the same quarter of 2012 primarily due to increased customer demand for these services.
The volume of roasted metal products processed during the first quarter of 2013 increased 202% compared to the first quarter of 2012 primarily due to increased customer demand for these services.
Canadian Operations Molybdenum
Endako Mine
The table and related discussion that follows summarize our 75% share of the Endako Mine's operating and financial results for the three months ended March 31, 2013 and 2012 :

	Three Months Ended March 31,
(Unaudited)	2013	2012
Operational Statistics
Mined (000's ore tons) (1)	—	3,220
Milled (000's tons)	2,199	2,487
Grade (% molybdenum)	0.056	0.041
Recovery (%)	68.2	50.3
Molybdenum production (000's lb)(2)	1,761	1,002
Cash cost ($/lb produced)(3)	$11.75	$21.87
Molybdenum sold (000's lb)	1,295	1,783
Average realized sales price ($/lb)	$11.49	$14.08
_______________________________________________________________________________

(1)
Beginning in August 2012, molybdenum production was from stockpiled material. For the three months ended December 31, 2012, 651,000 tons were classified as mined but were processed from stockpiled material.

(2)	Molybdenum production pounds are molybdenum oxide.

(3)
The Endako Mine cash cost represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging for molybdenum oxide produced in the period. Cash cost excludes: the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and commissioning and start-up costs for the Endako mill. The cash cost for the Endako Mine in 2013 includes an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the Endako Mine to the Langeloth Facility. See “Non-GAAP Financial Measures” for additional information.
General
In March 2012, we completed the mill expansion at the Endako Mine, which included the construction of a new mill to replace the previous mill constructed in the 1960's. The new mill is designed to process 55,000 tons of ore per day compared to 31,000 tons per day in the old mill. The old mill at the site has been shut down and is currently in a care and maintenance mode. During the first quarter of 2012, the new mill was in the commissioning and start-up phase, which resulted in low production and high cash costs.
During the third quarter of 2012, in an effort to reduce costs, we ceased mining ore from the Denak West mine pit at the Endako Mine and have been processing stockpiled material since that time. We currently expect to mill approximately one-third of our existing stockpiled material and are planning to resume mining at the Endako Mine during the second quarter of 2013 at which time we will be processing both mined and stockpiled material.
During the first quarter of 2013, we continued to experience tailings management issues at our Endako Mine associated with frozen water in the tailings pond. We have been unable to feed sufficient water from the tailings pond to the new mill on a consistent basis due to winter conditions, which has negatively impacted mill throughput and, thus, our production of molybdenum for the first quarter of 2013. We have made modifications to the piping of tailings to the pond and have instituted other tailings management procedures to address these issues to ensure the availability of a sufficient supply of water to the mill for the future winter seasons beyond 2013.
In an effort to further reduce costs, beginning in mid-February 2013, all milled material from the Endako Mine has been transported to our Langeloth facility to be roasted.
Late in the first quarter of 2013, an 8,900 foot tear in one of the primary conveyor belts at the Endako Mine site resulted in a temporary layoff of certain mine employees while the belt was repaired. As a result, additional repair costs during this time will primarily impact our second fiscal quarter. Despite this disruption, given processing of stockpiled material adjacent to the mill, planned production is still expected to be at or near forecast in the second quarter of 2013.
Molybdenum Production and Cash Costs
Our 75% share of molybdenum production at the Endako Mine in the first quarter of 2013 of 1.8 million pounds increased compared to 1.0 million pounds for the first quarter of 2012 primarily due to higher ore grades from the mined stockpile material and higher mill recoveries. During the first quarter of 2012, the new mill was in the commissioning and start-up phase, which resulted in low production, low recoveries and high cash costs. The 2013 improvement in ore grade and recovery was partially offset by reduced mill throughput as a result of the tailings management issues described above. Lower-of-cost-or-market product inventory write downs at our Endako Mine were $5.6 million and $11.1 million during the first quarter of 2013 and 2012, respectively.
The non-GAAP financial measure of cash cost per pound produced decreased to $11.75 per pound in the first quarter of 2013 from $21.87 per pound in the first quarter of 2012. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced. This decline was driven by higher production at the Endako Mine in the first quarter of 2013 as discussed previously. The cash costs per pound produced in the first quarter of 2012 excluded $2.3 million of our share of commissioning and start-up costs for the new mill as discussed previously.
Molybdenum Sold
Our share of molybdenum sold from the Endako Mine in the first quarter of 2013 was 1.3 million pounds, which was down 27% from 1.8 million pounds sold in the first quarter of 2012. The decline in sales volume in the 2013 quarter as a result of the timing of customer deliveries resulted in increased inventory levels in the 2013 period compared to a liquidation of inventory in the first quarter of 2012. The average realized sales price for the first quarter of 2013 was $11.49 per pound, which was down 18% from the first quarter of 2012 average realized sales price of $14.08 per pound as a result of declining market prices for molybdenum.
Copper-Gold (Development)
Mt. Milligan Project
During the first quarter of 2013, we made cash and financing capital expenditures of C$154.3 ($153.0) million for the Mt. Milligan project. Capitalized interest and debt issuance costs were C$25.4 ($24.6) million for the first quarter of 2013. Capital expenditures were primarily related to the ongoing construction of the tailings storage facility, buildings and facilities

(concentrator, truck shop, administration building, and primary and pebble crushers), mine development and mining equipment. We have incurred C$1,294.2 million in cash spend since the inception of the project through March 31, 2013.
We are currently estimating an aggregate of approximately C$1.5 billion to construct and develop the Mt. Milligan copper-gold mine of which approximately C$240.0 million of expenditures remain to be spent. We currently estimate an additional C$40.0 million to C$50.0 million of aggregate capital expenditures, of which approximately C$1.5 ($1.4) million has been spent on capital expenditures and C$6.6 ($6.5) million has been prepaid to one vendor in the first quarter of 2013, for a permanent operations residence at Mt. Milligan, which is expected to be completed in 2014. We expect to commence mining activities at Mt. Milligan during the third quarter of 2013, and expect to achieve commercial production in the fourth quarter of 2013. We continue to monitor our current costs, future cost estimates and scheduling for the project.
Liquidity and Capital Resources
Our primary sources of liquidity have been cash flow from operating activities, equipment financing facilities, the Gold Stream Arrangement with Royal Gold and secured and unsecured notes. Our primary use of capital has been for the construction and development of mines and processing operations for the production of molybdenum, copper, gold and other metals.
At March 31, 2013, we had working capital of $577.9 million, including $469.3 million of cash and cash equivalents; $65.0 million of receivables and $35.0 million of short-term debt, including capital lease obligations. We manage our credit risk from accounts receivable through our collection activities. As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material delinquencies regarding the collection of our accounts receivable.
At March 31, 2013, we estimated future capital project cash expenditures of approximately C$240.0 million for the Mt. Milligan project (through completion) plus an additional C$38.5 million to C$48.5 million of estimated future cash capital expenditures for a permanent operations residence at Mt. Milligan, which is expected to be completed in 2014. We continue to monitor our current costs, future cost estimates and scheduling for the Mt. Milligan project. We believe that we have solidified our ability to finance our planned capital project expenditures with our $469.3 million of consolidated cash and cash equivalents, the expected remaining proceeds from Royal Gold under the Gold Stream Arrangement of $49.9 million, the $17.9 million of net funding under our equipment lease financing facility for the remaining mobile mining fleet at Mt. Milligan and our ongoing expected cash flow from operations.
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
Operating Cash Flows
Cash generated by operating activities in the first quarter of 2013 was $15.3 million compared to $3.1 million in the first quarter of 2012. This increase was primarily due to higher sales volumes; higher production; lower operating expenses and lower depreciation, depletion and amortization, partially offset by declining molybdenum market prices and unfavorable changes in the exchange rates between the U.S. dollar and the Canadian dollar.
Investing Activities
Cash used by investing activities in the first quarter of 2013 was $151.8 million compared to $180.0 million in the first quarter of 2012. During the first quarter of 2013, we spent $155.1 million on property, plant and equipment expenditures, primarily related to the development of Mt. Milligan. Capitalized interest payments related to our Mt. Milligan development were $7.9 million. Additionally, investing activities for 2013 included $11.4 million of restricted cash primarily related to the release of construction hold-back accounts related to the development of Mt. Milligan and a use of $0.2 million of cash deposits for reclamation bonds issued for the Mt. Milligan project and the Endako Mine.
As of March 31, 2013, we had approximately $5.7 million outstanding under our letters of credit or demand guarantees facility. All letters of credit outstanding under this facility are secured by cash collateral.
Cash used in investing activities in the first quarter of 2012 was $180.0 million. During the first quarter of 2012, we spent $187.9 million on property, plant and equipment expenditures, primarily related to the Endako Mine mill expansion and the development of Mt. Milligan. Additionally, cash used in investing activities for the first quarter of 2012 included a reduction of $2.7 million of restricted cash, primarily comprised of amounts released related to construction holdback accounts related to the Endako Mine mill expansion and $5.2 million in released reclamation deposits related to the issuance of a letter of credit under the revolving credit facility that replaced the reclamation deposits.

Gold Stream Arrangement
Pursuant to an agreement dated October 2010, as subsequently amended in December 2011 and August 2012, with a subsidiary of Royal Gold, Inc. ("Royal Gold") (referred to as the "Gold Stream Arrangement"), we agreed to sell Royal Gold 52.25% of the refined gold production from Mt. Milligan for a total upfront payment of $781.5 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. Pursuant to this Gold Stream Arrangement, we received total cash payments from Royal Gold through March 31, 2013 of $731.6 million, comprised of a payment of $62.0 million on March 4, 2013 and payments of $305.0 million in 2012, $138.1 million in 2011 and $226.5 million in 2010. The remaining future scheduled payments by Royal Gold of $49.9 million are to be paid on a quarterly basis as follows: $37.0 million on June 1, 2013 and $12.9 million on September 1, 2013.
We must maintain a deposit record during the term of the Gold Stream Arrangement wherein we reduce the $781.5 million total amount paid by Royal Gold by the difference between the current market price at the time of sale of refined gold to Royal Gold and $435 per ounce, multiplied by the amount of refined gold sold in such sale. If, at the end of the initial 50-year term of the agreement, the total deposit amount reflected in the deposit record has not been reduced to nil, we must pay Royal Gold the remaining balance reflected in the deposit record.
Caterpillar equipment financing facility
On March 30, 2011, we entered into an equipment financing facility, as amended from time to time (the "Equipment Facility"), pursuant to which Caterpillar Financial Services Limited ("Caterpillar") agreed to underwrite up to $132.0 million in mobile fleet equipment financing for the Mt. Milligan project. Pursuant to the Equipment Facility we may draw down on the facility and use the proceeds from each drawdown to fund the purchase of this equipment. Caterpillar will purchase such equipment and simultaneously lease the equipment to us. Each borrowing under the Equipment Facility represents a capital lease and will have a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at our option. Our ability to borrow under the Equipment Facility terminates in December 2013 (or such later date as may be agreed upon by Caterpillar), and any unused commitments under the Equipment Facility will then terminate and no longer be available to us. At the end of each 48- or 60-month lease period, we have the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes non-financial covenants, and as of March 31, 2013, we were in compliance with these covenants.
As of March 31, 2013, we had drawn down $100.9 million under the facility and have $17.9 million net funding available under the facility for the mobile mining fleet at Mt. Milligan.
During the first quarter of 2013, we entered into a sale-leaseback transaction with Caterpillar with respect to certain equipment pursuant to the Equipment Facility. As of March 31, 2013, we received $27.3 million in cash from Caterpillar for the sale of equipment, which was subsequently leased back. Interest payments are based on a fixed rate. The lease is considered to be a capital lease resulting in an increase to our capital lease obligation of $24.6 million after an upfront down payment of $2.7 million.
9.75% Senior Secured Notes
On November 27, 2012, we issued $350.0 million of 9.75% senior secured notes (the “2017 Notes”). The proceeds received in the offering were $336.8 million, net of financing fees of $10.0 million and a discount of $3.2 million. We are utilizing the net proceeds from the 2017 Notes offering to fund the development of Mt. Milligan and for general working capital purposes. The 2017 Notes are guaranteed on a senior basis by substantially all of our subsidiaries and are secured by a first priority lien subjected to permitted liens on substantially all of our and the guarantors' property and assets.
The 2017 Notes mature on December 1, 2017 and accrue interest from November 27, 2012 until maturity at a fixed rate of 9.75% per year. Interest on the 2017 Notes is payable on February 1 and August 1 of each year, commencing February 1, 2013, to the holders of record at the close of business on the January 15 and July 15 prior to each interest payment date. For the three months ended March 31, 2013, we paid $6.1 million of interest and capitalized $9.1 million of the interest, discount amortization and debt issuance costs associated with the 2017 Notes.
12.5% Senior Unsecured Notes
On May 11, 2012, we issued $200.0 million of 12.5% senior unsecured notes (the “2019 Notes”). The proceeds received in the offering were $193.1 million, net of financing fees of $6.9 million. The net proceeds from the 2019 Notes offering were used to fund the development of Mt. Milligan and for general working capital purposes. The 2019 Notes are guaranteed on a senior basis by substantially all of our subsidiaries.
The 2019 Notes mature on May 1, 2019 and accrue interest from May 11, 2012 until maturity at a fixed rate of 12.5% per year. Interest on the 2019 Notes is payable on May 1 and November 1 of each year, commencing November 1, 2012, to the holders of record at the close of business on the April 15 and October 15 prior to each interest payment date. For the three months ended March 31, 2013, we capitalized $6.5 million of interest and debt issuance costs associated with the 2019 Notes.
7.375% Senior Unsecured Notes
On May 20, 2011, we issued of $350.0 million of 7.375% senior unsecured notes (the "2018 Notes"). The proceeds received in the offering were $339.9 million, net of financing fees of $10.1 million. we used the net proceeds from the 2018 Notes offering to fund the development of Mt. Milligan and for general working capital purposes. The 2018 Notes are guaranteed on a senior basis by substantially all of our subsidiaries.
The 2018 Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year. Interest is payable on June 1 and December 1 of each year, and the first interest payment occurred on December 1, 2011. Interest is payable to the holders of record at the close of business on the May 15 and November 15 prior to each interest payment date. For the three months ended March 31, 2013 and 2012, $6.8 million and $7.0 million, respectively, of interest and debt issuance costs related to the 2018 Notes was capitalized.
Off-Balance Sheet Arrangements
As of March 31, 2013, we have commitments to purchase approximately 9.6 million pounds of molybdenum sulfide concentrate throughout the remainder of 2013 to 2016 to be priced at the time of purchase. In addition, we have fixed-priced contracts, under which we have committed to sell approximately 64.0 thousand pounds of molybdenum oxide throughout the remainder of 2013 and 2014 at an average market price of $12.93 per pound.
In April 2010, we entered into a credit support agreement with British Columbia Hydro and Power Authority ("BC Hydro") related to the mill expansion project at the Endako Mine. Under this agreement, we are required to post financial assurance in an amount equal to BC Hydro's estimated out-of-pocket costs for work on the expansion project. The amount of the financial assurance as of March 31, 2013 was approximately C$16.5 million. The financial assurance is comprised of a guarantee for C$5.3 million and a surety bond for approximately C$11.2 million. Sojitz Moly Resources, Inc. (“Sojitz”) has agreed to reimburse TCM for 25% of any amounts paid under the C$5.3 million guarantee. The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility. At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.
As of March 31, 2013, a shortfall in Endako's future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.
Transactions with our Endako Mine Joint Venture Party
Our total sales to a company affiliated with Sojitz, our Endako Mine joint venture partner, represented 14.1% and 15.2% of our total revenues for the three months ended March 31, 2013 and 2012, respectively. See Note 15 to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information about transactions with this joint venture partner.
Critical Accounting Estimates and Accounting Developments
The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are set forth in our annual report on Form 10-K for the year ended December 31, 2012 and have not changed.
Non-GAAP Financial Measures
In addition to the condensed consolidated financial statements presented in accordance with US GAAP, we use certain non-GAAP financial measures of our financial performance for the reasons described further below. The presentation of these measures is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with US GAAP, and the presentation of these measures may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with the results of operations as determined in accordance with US GAAP.
Adjusted Net Income, Adjusted Net Income Per Share—Basic and Diluted

Adjusted net income and adjusted net income per share-basic and diluted, are referred to in this MD&A. These are considered key measures by our management in evaluating our operating performance on a quarterly and annual basis. Management uses these measures in evaluating our performance as they represent profitability measures that are not impacted by changes in the market price of our previously outstanding warrants or significant non-cash items, such as asset impairments, that are considered non-recurring in nature. These measures do not have standard meanings prescribed by US GAAP and may not be comparable to similar measures presented by other companies. We believe that these non-GAAP measures provide useful supplemental information to investors in order that they may evaluate our performance using the same measures as those used by management, and, as a result, the investor is afforded greater transparency in assessing our financial performance.
Adjusted net income represents net income prepared in accordance with US GAAP, adjusted for significant non-cash items. For the first quarter of 2013, there were no significant non-cash items. For the first quarter of 2012, the significant non-cash items were non-cash losses on the fair value adjustment related to certain warrants that were outstanding until June 30, 2012.
In connection with our acquisition of Terrane Metals Corp. in 2010, we agreed to pay holders of common stock purchase warrants issued by Terrane certain share and cash consideration. Per guidance issued by the Emerging Issues Task Force common stock purchase warrants with a strike price denominated in a currency other than the entity's reporting currency are not considered linked to equity and, therefore, are to be accounted for as derivatives. We thus accounted for the Terrane warrants as derivatives. We recorded a cumulative adjustment to retained earnings upon our acquisition of Terrane and subsequent changes to the fair value of certain warrants were recorded to our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income at each quarter-end.
As a cash payment was not required by us at settlement of the Terrane warrants, management does not consider gains or losses on these warrants in its evaluation of our financial performance, and we believe that presentation of our adjusted net income excluding these gains or losses provides useful information to our investors regarding our financial condition and results of operations.
Adjusted net income per share-basic and diluted is calculated using adjusted net income, as defined above, divided by the weighted-average basic and weighted-average diluted shares outstanding during the period as determined in accordance with US GAAP.
The following table reconciles net income presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income and adjusted net income per share-basic and diluted, for the three months ended March 31, 2012. For the three months ended March 31, 2013, net income and net income per share-basic and diluted presented in accordance with US GAAP equals the non-GAAP financial measures of adjusted net income and adjusted net income per share-basic and diluted. All figures within the tables are unaudited and are presented in US$ in millions, except shares and per share amounts.
For the Three Months Ended March 31, 2012

		Weighted-Average Basic Shares		Weighted-Average Diluted Shares
	Net Income (Loss)	Shares (000's)	$/share	Shares (000's)	$/share
Net income	$1.1	168,054	$0.01	168,483	$0.01
Add (Deduct):
Unrealized loss on common stock purchase warrants	0.1	168,054	—	168,483	—
Non-GAAP adjusted net income	$1.2	168,054	$0.01	168,483	$0.01
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

Cash cost per pound produced represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced at each mine in the period. Stripping costs represent the costs associated with the activity of removing overburden and other mine waste materials in the production phase of a mining operation. Stripping costs that provide access to mineral reserves that will be produced in future periods are expensed under US GAAP as incurred. Cash cost per pound produced excludes the effects of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits and depreciation, depletion, amortization and accretion. Cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility. The cash cost for the Endako Mine in 2013 includes an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the Endako Mine to the Langeloth Facility. The weighted-average cash cost per pound produced represents the cumulative total of the cash costs for the TC Mine and the Endako Mine divided by the cumulative total production from the TC Mine and the Endako Mine.
The average realized sales price per pound sold represents molybdenum sales revenue divided by the pounds sold.
The following table provides a reconciliation of cash costs and cash cost per pound produced, by mine, and operating expenses included in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in the determination of net income. All figures within the tables are unaudited and are presented in US$ in millions, except shares and per share amounts.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Operating Expenses	Pounds Produced(1)	$/lb	Operating Expenses	Pounds Produced(1)	$/lb
	(in millions)	(000's lbs)		(in millions)	(000's lbs)
TC Mine
Cash costs—Non-GAAP(2)	$24.8	5,929	$4.18	$35.4	3,422	$10.34
Add/(Deduct):
Stock-based compensation	0.2			0.1
Inventory and other adjustments	3.3			—
GAAP operating expenses	$28.3			$35.5
Endako Mine
Cash costs—Non-GAAP(2)	$20.7	1,761	$11.75	$21.9	1,002	$21.87
Add/(Deduct):
Stock-based compensation	0.1			0.2
Commissioning and start-up costs	—			2.3
Inventory and other adjustments	(5.2)			4.3
GAAP operating expenses	$15.6			$28.7
Other operations GAAP operating expenses(3)	$24.7			$35.4
GAAP consolidated operating expenses	$68.6			$99.6
Weighted-average cash cost—Non-GAAP	$45.4	7,690	$5.91	$57.3	4,424	$12.95
_______________________________________________________________________________

(1)	Production pounds are molybdenum oxide and HPM from our share of the production from the mines but exclude molybdenum processed from purchased product.

(2)
Cash costs represent the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced in the period. Cash cost excludes: the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and commissioning and start-up costs for the Endako mill. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth

Facility and transportation costs from the TC Mine to the Langeloth Facility. The cash cost for the Endako Mine in 2013 includes an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the Endako Mine to the Langeloth Facility.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Molybdenum
Our consolidated molybdenum sales represent the sale of molybdenum in various forms from our mines and from third-party material that is purchased, processed and sold. Molybdenum sales for March 31, 2013 were $104.7 million, with cash generated by operations of $15.3 million. For each $1 per pound change in molybdenum prices (using the molybdenum pounds sold from our mined production in 2013), our current quarter revenue would change by approximately $6.6 million.
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
The following table sets forth our outstanding provisionally-priced contracts as of March 31, 2013, which all mature in 2013:

Pounds to be Sold/Purchased
(000's lb)
Provisionally-priced sales	163
Provisionally-priced purchases	405
We also enter into certain molybdenum sales contracts to sell future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. The following table sets forth our outstanding fixed-price molybdenum sales contracts as of March 31, 2013:

Molybdenum committed (000's lb)	64.0
Average price ($/lb)	$12.93
We elected to treat these contracts as normal purchase and normal sales contracts.
In the normal course of operations, we enter into agreements for the purchase of molybdenum. As of March 31, 2013, we had commitments to purchase approximately 9.6 million pounds of molybdenum sulfide concentrate throughout the remainder of 2013 to 2016, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.
Copper and Gold
Once Mt. Milligan is operational and we begin to sell concentrate from this mine, we will be exposed to fluctuations in the market price of gold and copper, each of which is affected by factors beyond our control. The extent to which these price fluctuations could affect our results of operations and financial condition will be determined by the volume of concentrate we sell from this mine. During the three months ended March 31, 2013 and March 31, 2012, we did not have exposure to fluctuations in the price of gold or copper.
Foreign Currency Exchange Risk

We transact business in various currencies in the normal course of our operations. All of our revenues are denominated in the U.S. dollar; however, we pay certain expenses attributable to our Canadian operations in the Canadian dollar. As a result, we have ongoing foreign exchange translation risk with respect to our Canadian operations. A decrease of 5% in the value of the US dollar relative to the Canadian dollar would have decreased operating income during the three months ended March 31, 2013 by approximately $0.6 million.
To help mitigate this risk, from time to time, we enter into various derivative instruments, such as foreign currency forward contracts, options and collars. The terms of these instruments are typically less than one year. We had no open foreign currency contracts as of March 31, 2013 or March 31, 2012.

ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
TCM's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to TCM's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM's disclosure controls and procedures are effective as of March 31, 2013.
Changes in Internal Control over Financial Reporting
There has been no change in TCM's internal control over financial reporting during the first quarter of fiscal year 2013 that has materially affected, or that is reasonably likely to materially affect, TCM's internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Below are descriptions of certain legal actions that involve certain of our properties. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on our future consolidated financial position, results of operations or cash flows.
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
ITEM 1A.    RISK FACTORS
Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended March 31, 2013. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, mine operators are required to include in their periodic reports filed with the SEC certain information concerning mine safety violations and other regulatory matters. The required information is included in Exhibit 95 to this report.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

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

*†10.1
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2013 to December 31, 2015 performance period.

†10.2
Amendment to Restricted Share Unit Award Agreement, dated March 5, 2013, between TCM and Kevin Loughrey (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

Exhibit Number	Description
†10.3
Amendment to Performance Share Unit Award Agreement, dated March 5, 2013, between TCM and Kevin Loughrey (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.4
Amendment to Performance Share Unit Award Agreement, dated March 4, 2013, between TCM and S. Scott Shellhaas (incorporated by reference to Exhibit 10.3 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.5
Amendment to Restricted Share Unit Award Agreement, dated March 4, 2013, between TCM and Pamela L. Saxton (incorporated by reference to Exhibit 10.4 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.6
Amendment to Performance Share Unit Award Agreement, dated March 4, 2013, between TCM and Pamela L. Saxton (incorporated by reference to Exhibit 10.5 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.7
Amendment to Restricted Share Unit Award Agreement, dated March 1, 2013, between TCM and Mark Wilson (incorporated by reference to Exhibit 10.6 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.8
Amendment to Performance Share Unit Award Agreement, dated March 1, 2013, between TCM and Mark Wilson (incorporated by reference to Exhibit 10.7 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.9
Amendment to Performance Share Unit Award Agreement, dated March 1, 2013, between TCM and Wendy Cassity (incorporated by reference to Exhibit 10.8 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

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
*101
The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

_______________________________________________________________________________
*    Filed herewith.
†    Denotes management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMPSON CREEK METALS COMPANY INC.
Registrant

May 8, 2013	/s/ KEVIN LOUGHREY
Date	Kevin Loughrey (Chairman, Chief Executive Officer and Director)

May 8, 2013	/s/ PAMELA L. SAXTON
Date	Pamela L. Saxton (Principal Financial Officer and Principal Accounting Officer)