Form 10-Q
period 2013-06-30
Thompson Creek Metals Co Inc.
filed 2013-08-07
CIK 1415020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
Or
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 6, 2013 there were 171,452,069 shares of the registrant's common stock, no par value, outstanding.

THOMPSON CREEK METALS COMPANY INC.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share data)	June 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$402.8	$526.8
Accounts receivable	56.5	52.9
Accounts receivable-related parties	5.4	6.4
Product inventory	89.0	110.8
Material and supplies inventory	52.9	48.4
Prepaid expenses and other current assets	14.5	5.8
Income and mining taxes receivable	7.2	16.0
Restricted cash	24.4	37.1
	652.7	804.2
Property, plant, equipment and development, net	2,685.6	2,538.9
Restricted cash	5.7	5.7
Reclamation deposits	28.5	30.1
Other assets	28.6	31.3
	$3,401.1	$3,410.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$122.4	$128.5
Income, mining and other taxes payable	0.8	0.6
Current portion of long-term debt	16.0	16.6
Current portion of long-term capital lease obligations	20.6	14.1
Deferred income tax liabilities	6.3	5.9
Other current liabilities	12.7	13.8
	178.8	179.5
Gold Stream deferred revenue	768.6	669.6
Long-term debt	914.4	921.8
Long-term capital lease obligations	76.6	58.0
Other liabilities	4.5	5.3
Asset retirement obligations	35.2	36.6
Deferred income tax liabilities	109.9	137.5
	2,088.0	2,008.3
Commitments and contingencies (Note 12)
Shareholders' equity
Common stock, no-par, 171,214,297 and 168,726,984 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,027.9	1,017.9
Additional paid-in capital	227.2	233.8
Retained earnings	74.0	92.3
Accumulated other comprehensive (loss) income	(16.0)	57.9
	1,313.1	1,401.9
	$3,401.1	$3,410.2
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

(in millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Molybdenum sales	$112.7	$109.6	$217.4	$219.2
Tolling, calcining and other	5.1	3.9	9.1	7.9
Total revenues	117.8	113.5	226.5	227.1
COSTS AND EXPENSES
Cost of sales
Operating expenses	73.8	110.6	142.4	210.2
Depreciation, depletion and amortization	17.5	11.5	30.3	31.1
Total cost of sales	91.3	122.1	172.7	241.3
Selling and marketing	2.7	2.2	5.0	4.1
Accretion expense	0.6	0.6	1.4	1.1
General and administrative	5.5	6.4	12.6	14.1
Exploration	0.5	0.6	0.6	1.4
Total costs and expenses	100.6	131.9	192.3	262.0
OPERATING INCOME (LOSS)	17.2	(18.4)	34.2	(34.9)
OTHER EXPENSE (INCOME)
Change in fair value of common stock purchase warrants	—	(1.9)	—	(1.8)
Loss on foreign exchange	34.8	7.9	54.2	1.3
Interest and finance fees	0.1	1.5	0.2	3.0
Interest income	(0.3)	(0.2)	(0.5)	(0.4)
Other	(0.2)	(0.1)	(0.2)	(0.4)
Total other expense	34.4	7.2	53.7	1.7
Loss before income and mining taxes	(17.2)	(25.6)	(19.5)	(36.6)
Income and mining tax expense (benefit)	2.0	(10.8)	(1.2)	(22.9)
NET LOSS	$(19.2)	$(14.8)	$(18.3)	$(13.7)
COMPREHENSIVE LOSS
Foreign currency translation	(47.8)	(35.0)	(73.9)	(7.6)
Total other comprehensive loss	(47.8)	(35.0)	(73.9)	(7.6)
Total comprehensive loss	$(67.0)	$(49.8)	$(92.2)	$(21.3)

NET LOSS PER SHARE
Basic	$(0.11)	$(0.09)	$(0.11)	$(0.08)
Diluted	$(0.11)	$(0.09)	$(0.11)	$(0.08)
Weighted-average number of common shares
Basic	171.1	168.2	170.4	168.1
Diluted	171.1	168.2	170.4	168.1
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
OPERATING ACTIVITIES
Net loss	$(19.2)	$(14.8)	$(18.3)	$(13.7)
Items not affecting cash:
Change in fair value of common stock purchase warrants	—	(1.9)	—	(1.8)
Depreciation, depletion and amortization	17.5	11.5	30.3	31.1
Accretion expense	0.6	0.6	1.4	1.1
Amortization of finance fees	—	0.5	—	1.2
Stock-based compensation	1.9	1.8	3.3	3.3
Product inventory write downs	6.9	12.6	11.6	20.9
Deferred income tax benefit	(3.6)	(11.4)	(10.3)	(22.7)
Unrealized loss on derivative instruments	—	0.5	—	2.1
Unrealized foreign exchange loss (gain)	34.7	3.7	54.3	(1.4)
Change in working capital accounts (Note 16)	6.4	(23.5)	(11.8)	(37.4)
Cash generated by (used in) operating activities	45.2	(20.4)	60.5	(17.3)
INVESTING ACTIVITIES
Capital expenditures	(119.5)	(193.3)	(274.6)	(381.2)
Capitalized interest payments	(27.5)	(13.1)	(35.4)	(13.1)
Restricted cash	(0.2)	9.2	11.2	11.9
Disposition of assets	0.2	—	0.2	—
Reclamation refunds	0.2	19.1	—	24.3
Cash used in investing activities	(146.8)	(178.1)	(298.6)	(358.1)
FINANCING ACTIVITIES
Proceeds from the Gold Stream Arrangement	37.0	45.0	99.0	90.0
Proceeds from senior unsecured note issuance	—	200.0	—	200.0
Proceeds from tangible equity units	—	220.0	—	220.0
Proceeds from sales leaseback transactions	10.5	—	37.8	—
Down payments on capital lease transactions	(1.9)	(0.4)	(4.6)	(0.4)
Repayments of sale leaseback obligations	(3.1)	—	(4.1)	—
Repayments of capital lease obligations	(1.5)	(0.8)	(4.0)	(0.8)
Repayments of long-term debt	(4.3)	(0.7)	(8.2)	(2.2)
Issuance costs related to equity portion of tangible equity units	—	(6.4)	—	(6.4)
Debt issuance costs	—	(8.2)	—	(8.2)
(Costs) proceeds from issuance of common shares, net	(0.2)	(1.4)	0.2	(0.9)
Cash generated by financing activities	36.5	447.1	116.1	491.1
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1.4)	(1.8)	(2.0)	(0.7)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(66.5)	246.8	(124.0)	115.0
Cash and cash equivalents, beginning of period	469.3	162.7	526.8	294.5
Cash and cash equivalents, end of period	$402.8	$409.5	$402.8	$409.5
Supplementary cash flow information (Note 16)
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Six Months Ended June 30, 2013
(UNAUDITED)

(in millions, except share data in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances at December 31, 2012	168,727	$1,017.9	$233.8	$92.3	$57.9	$1,401.9
Amortization of stock-based compensation	—	—	3.1	—	—	3.1
Shares issued under stock-based compensation programs	378	2.9	(2.6)	—	—	0.3
Settlement of prepaid common stock purchase contracts	2,109	7.1	(7.1)	—	—	—
Comprehensive loss:
Net loss	—	—	—	(18.3)	—	(18.3)
Foreign currency translation	—	—	—	—	(73.9)	(73.9)
Total comprehensive loss	—	—	—	—	—	(92.2)
Balances at June 30, 2013	171,214	$1,027.9	$227.2	$74.0	$(16.0)	$1,313.1
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted. This report should be read in conjunction with Thompson Creek Metals Company Inc.'s (“TCM” or the “Company”) consolidated financial statements and notes contained in its Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
2. Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts. Accounts receivable included trade receivables of $54.2 million and other receivables of $7.7 million as of June 30, 2013. Accounts receivable as of December 31, 2012 included trade receivables of $34.6 million and other receivables of $18.3 million. Other receivables primarily consisted of $4.4 million of Canadian Goods and Services Tax refundable to TCM as of June 30, 2013 and $12.9 million of Canadian Harmonized Sales Tax refundable to TCM as of December 31, 2012.
3. Inventory
The carrying value of product inventory was as follows:

(in millions)	June 30, 2013	December 31, 2012
Finished product	$36.1	$53.5
Work-in-process	27.9	32.3
Stockpiled material	25.0	25.0
	$89.0	$110.8
As of June 30, 2013, the carrying value of TCM's in process and finished product inventory was $89.0 million net of lower-of-cost-or-market write downs. Total write downs were $8.3 million and $13.9 million for the three and six months ended June 30, 2013, respectively. Inventory write downs in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013 included $6.9 million and $11.6 million, respectively, of inventory write downs in operating expenses and $1.4 million and $2.3 million, respectively, of inventory write downs in depreciation, depletion and amortization.
As of June 30, 2012, the carrying value of TCM's in process and finished product inventory exceeded the market value. Total write downs were $16.6 million and $27.7 million for the three and six months ended June 30, 2012, respectively. Inventory write downs in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 included $12.6 million and $20.9 million, respectively, of inventory write downs in operating expenses and $4.0 million and $6.8 million, respectively, of inventory write downs in depreciation, depletion and amortization.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

4. Property, Plant, Equipment and Development
Property, plant, equipment and development was comprised of the following:

(in millions)	June 30, 2013	December 31, 2012
Mining properties and mineral reserves	$976.4	$978.0
Mining and milling equipment and facilities	481.4	467.5
Processing facilities	166.0	165.8
Construction-in-progress	1,251.1	1,089.0
Other	18.7	18.2
	2,893.6	2,718.5
Less: Accumulated depreciation, depletion and amortization	(208.0)	(179.6)
	$2,685.6	$2,538.9
The construction-in-progress balance included $1,239.7 million and $1,079.8 million related to TCM's Mt. Milligan project currently under construction in British Columbia ("Mt. Milligan") as of June 30, 2013 and December 31, 2012, respectively. Capitalized assets related to the Endako Mine, an open pit molybdenum mine in British Columbia in which TCM owns a 75% joint venture interest (the "Endako Mine"), were subject to an asset impairment during the year ended December 31, 2012. See Note 6 of TCM's 2012 Form 10-K for further discussion of the asset impairment.
Allowances, which will be used to offset future taxable income, generated from qualifying new mine development costs were included as reductions to construction-in-progress in the Condensed Consolidated Balance Sheets by $69.0 million and $55.4 million as of June 30, 2013 and December 31, 2012, respectively.
5. Derivative Financial Instruments
TCM enters into various derivative financial instruments in its normal course of operations, including, but not limited to, provisionally-priced and fixed-price contracts to buy or sell molybdenum, commodity forward contracts, forward currency contracts and common stock purchase warrant contracts. None of TCM's derivative instruments were treated as hedges for accounting purposes and all were recorded in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss, except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception.
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
The fair value of TCM's assets and liabilities measured at fair value on a recurring basis was immaterial to TCM's Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012.
For the three and six months ended June 30, 2013, the impact of derivative instruments was immaterial to TCM's Condensed Consolidated Statements of Operations and Comprehensive Loss.
For the three and six months ended June 30, 2012, TCM recorded $4.4 million and $3.0 million, respectively, of losses within Loss on foreign exchange and $1.9 million and $1.8 million, respectively, of gains within Change in fair value of common stock purchase warrants in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The impact of other derivative instruments was immaterial to TCM's Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The following table sets forth TCM's liabilities measured at fair value by level within the fair value hierarchy. As required, liabilities were classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(in millions)	Fair Value at June 30, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Senior secured notes	$361.9	$—	$361.9	$—
Senior unsecured notes	479.6	—	479.6	—
Tangible equity units (tMEDS) (see Note 10)	19.5	—	—	19.5
	$861.0	$—	$841.5	$19.5

(in millions)	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
Senior secured notes	$363.5	$—	$363.5	$—
Senior unsecured notes	478.9	—	478.9	—
tMEDS	27.8	—	—	27.8
	$870.2	$—	$842.4	$27.8
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
There were no transfers into or out of Level 3 during the three and six months ended June 30, 2013. TCM's policy is to recognize transfers into and out of Level 3 as of the actual date of the event or change in circumstances.
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
The Equipment Facility includes non-financial covenants, and as of June 30, 2013, TCM was in compliance with these covenants. As of June 30, 2013, TCM had $93.2 million in outstanding borrowings under the Equipment Facility and an additional $4.0 million in borrowings that were related to certain equipment at the Endako Mine ("Endako Sale-Leaseback") for a total of $97.2 million in outstanding borrowings. As of December 31, 2012, TCM had $72.1 million in outstanding borrowings under the Equipment Facility.
Interest pertaining to the Equipment Facility is allocable to the cost of developing mining properties and to constructing new facilities and is capitalized until assets are ready for their intended use. For the three and six months ended June 30, 2013, TCM capitalized $1.5 million and $2.8 million, respectively, of the interest and debt issuance costs associated with the Equipment Facility, and paid $1.2 million and $2.1 million, respectively, of interest related to the Equipment Facility.
During the three and six months ended June 30, 2012, TCM capitalized $0.3 million of interest and debt issuance costs associated with the Equipment Facility and paid $0.2 million of interest related to the Equipment Facility.
During the first half of 2013, TCM entered into three sale-leaseback transactions with Caterpillar with respect to certain equipment. Two of these transactions were pursuant to the Equipment Facility, while the other related to the Endako Sale-Leaseback. As of June 30, 2013, TCM had received $37.8 million in cash from Caterpillar for the sale of equipment, which was subsequently leased back. Interest payments are based on a fixed rate. The leases are considered capital leases resulting in an increase to TCM's capital lease obligation of $33.2 million after upfront payments of $4.6 million.
TCM's total capital lease obligations consisted of the following:

(in millions)	June 30, 2013	December 31, 2012
Equipment capital leases	$26.7	$29.8
Equipment facility sales-leaseback	66.5	42.3
Total obligation under equipment facility	93.2	72.1
Endako sale-leaseback	4.0	—
Total capital lease obligation	$97.2	$72.1
8. Debt
TCM's total debt consisted of the following:

(in millions)	June 30, 2013	December 31, 2012
Senior secured notes, net of discount	$347.0	$346.8
Senior unsecured notes	550.0	550.0
tMEDS	25.2	30.6
Equipment loans	8.0	10.6
Other	0.2	0.4
Total debt	930.4	938.4
Less: current portion	(16.0)	(16.6)
Total long-term debt	$914.4	$921.8
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

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The 2017 Notes mature on December 1, 2017 and accrue interest from November 27, 2012 until maturity at a fixed rate of 9.75% per year. Interest on the 2017 Notes is payable on February 1 and August 1 of each year, and the first interest payment occurred on February 1, 2013. Interest is payable to the holders of record at the close of business on the January 15 and July 15 prior to each interest payment date. For the six months ended June 30, 2013, TCM paid $6.1 million of interest. For the three and six months ended June 30, 2013, TCM capitalized $9.2 million and $18.3 million, respectively, of the interest, discount amortization and debt issuance costs related to the 2017 Notes. See Note 10 of TCM's 2012 Form 10-K for further discussion.
For purposes of the fair market value disclosed in Note 6, the carrying value of the 2017 Notes as of June 30, 2013 was lower than the fair value of approximately $361.9 million.
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
The 2019 Notes mature on May 1, 2019 and accrue interest from May 11, 2012 until maturity at a fixed rate of 12.5% per year. Interest on the 2019 Notes is payable on May 1 and November 1 of each year, and the first interest payment occurred on November 1, 2012. Interest is payable to the holders of record at the close of business on the April 15 and October 15 prior to each interest payment date. For the three months ended June 30, 2013, TCM paid $12.5 million of interest. For the three and six months ended June 30, 2013, TCM capitalized $6.5 million and $13.0 million, respectively, of interest and debt issuance costs associated with the 2019 Notes. See Note 10 of TCM's 2012 Form 10-K for further discussion.
For purposes of the fair market value disclosed in Note 6, the carrying value of the 2019 Notes as of June 30, 2013 was higher than the fair value of approximately $191.5 million.
7.375% Senior Unsecured Notes
On May 20, 2011, TCM issued $350.0 million of 7.375% senior unsecured notes (the "2018 Notes"). The proceeds received in the offering were $339.9 million, net of financing fees of $10.1 million. TCM used the net proceeds from the 2018 Notes offering to fund the development of Mt. Milligan and for general working capital purposes. The 2018 Notes are guaranteed on a senior basis by substantially all of TCM's subsidiaries.
The 2018 Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year. Interest is payable on June 1 and December 1 of each year, and the first interest payment occurred on December 1, 2011. Interest is payable to the holders of record at the close of business on the May 15 and November 15 prior to each interest payment date. For the three months ended June 30, 2013, TCM paid $12.9 million of interest. For the three and six months ended June 30, 2013, $6.8 million and $13.6 million, respectively, of interest and debt issuance costs related to the 2018 Notes was capitalized. See Note 10 of TCM's 2012 Form 10-K for further discussion.
For purposes of fair market value disclosed in Note 6, the carrying value of the 2018 Notes as of June 30, 2013 was higher than its fair value of approximately $288.1 million.
Mobile Mining Equipment Loans
On December 8, 2010, TCM executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during 2010. This fixed-rate loan bears interest at 3.6%, is scheduled to mature no later than December 8, 2015 and has an outstanding payable amount of $6.7 million as of June 30, 2013. TCM has an additional fixed-rate loan with Caterpillar bearing interest at 5.9% that is scheduled to mature no later than October 31, 2013 and has an outstanding payable amount of $1.3 million as of June 30, 2013.
9. Gold Stream Arrangement
Pursuant to an agreement dated October 2010, as subsequently amended in December 2011 and August 2012, with a subsidiary of Royal Gold, Inc. ("Royal Gold") (referred to as the "Gold Stream Arrangement"), TCM agreed to sell Royal Gold 52.25% of the refined gold production from Mt. Milligan for a total upfront payment of $781.5 million plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. Pursuant to this Gold Stream Arrangement, through June 30, 2013, TCM has received total cash payments of $768.6 million from Royal Gold, comprised of a payment of

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

$37.0 million on June 1, 2013, $62.0 million on March 4, 2013, and payments of $305.0 million in 2012, $138.1 million in 2011 and $226.5 million in 2010. The final scheduled payment of $12.9 million by Royal Gold is scheduled to be paid on September 1, 2013.
TCM must maintain a deposit record during the term of the Gold Stream Arrangement wherein TCM reduces the $781.5 million paid by Royal Gold by the difference between the current market price, if higher than $435 per ounce at the time of sale of refined gold to Royal Gold, and $435 per ounce, multiplied by the amount of refined gold sold in such sale. If, at the end of the initial 50-year term of the agreement, the total deposit amount reflected in the deposit record has not been reduced to nil, TCM must pay to Royal Gold the remaining balance reflected in the deposit record.
Royal Gold has a security interest in all of the Mt. Milligan assets until its total deposit amount has been reduced to nil. Royal Gold's security interest is subject to subordination to project or corporate financings by TCM, except that, in such circumstances, Royal Gold retains a first priority interest in 52.25% of the refined gold from Mt. Milligan. The agreement with Royal Gold also restricts TCM's ability to incur debt in excess of $350 million that is secured by the Mt. Milligan assets until the earlier of the date upon which 425,000 ounces of refined gold have been sold and delivered to Royal Gold pursuant to the agreement or the date upon which the aggregate dollar amount of the difference between the market price for the gold delivered to Royal Gold under the agreement and the price actually paid by Royal Gold pursuant to the terms of the agreement exceeds $280 million. After the total deposit amount has been reduced to nil, Royal Gold's security will consist solely of its first priority interest in 52.25% of the refined gold. The cash payments received under the Gold Stream Arrangement are recorded as deferred revenue and classified as a long-term liability in TCM's Condensed Consolidated Balance Sheets. Once Mt. Milligan is in production and begins delivering gold to Royal Gold, the liability will be amortized over the life of the mine based on the amount of gold delivered.
In the event of any default under the Gold Stream Arrangement, Royal Gold could require TCM to repay the deposits received from Royal Gold, which amounts totaled $768.6 million as of June 30, 2013.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

10. Tangible Equity Units (tMEDS)
On May 11, 2012, TCM completed a public offering of 8,800,000 tMEDS with a stated value of $25.00 each. Each tMEDS unit consists of a prepaid common stock purchase contract and a senior amortizing note due May 15, 2015. The prepaid common stock purchase contracts were recorded as additional paid-in-capital (a component of shareholders' equity), net of issuance costs, and the senior amortizing notes, which bear interest at 11.68% per annum, were recorded as long-term debt. Issuance costs associated with the debt component were recorded as deferred financing costs within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, and are being amortized using the straight-line method over the term of the instrument to May 15, 2015. The unamortized deferred financing costs related to the tMEDS were $0.8 million as of June 30, 2013. For the three and six months ended June 30, 2013, TCM paid $0.8 million and $1.7 million, respectively, in interest and capitalized interest and debt issuance costs of $0.9 million and $1.8 million, respectively, associated with tMEDS. For the three and six months ended June 30, 2012, TCM capitalized interest and debt issuance costs of $0.6 million associated with tMEDS.
At any time prior to the third business day immediately preceding May 15, 2015, the holder may settle the purchase contract early. Purchase contracts settled prior to November 10, 2012 were settled at 4.3562 shares, which is 95% of the minimum settlement rate. Purchase contracts settled on or after November 11, 2012 but prior to the third business day preceding May 15, 2015 will be settled for 4.5855 shares, subject in either case to certain adjustments. During the three and six months ended June 30, 2013, holders settled 100,000 and 460,000 purchase contracts, respectively, and TCM issued 458,550 and 2,109,330 shares of common stock, respectively. No purchase contracts were settled and no shares of common stock were issued relating to the tMEDS during 2012.
For purposes of the fair market value disclosed in Note 6, the carrying values of the tMEDS as of June 30, 2013 were higher than the fair values of approximately $19.5 million.
11. Stock-Based Compensation
Long-Term Incentive Plan
On May 6, 2010, TCM's shareholders approved the 2010 Long-Term Incentive Plan ("LTIP"). The LTIP allows TCM to grant stock options, share appreciation rights, restricted shares, restricted share units ("RSUs"), performance share units ("PSUs") or shares granted as bonus compensation. As of June 30, 2013, TCM has granted stock options, PSUs and RSUs under the LTIP, as discussed below.
TCM does not realize a tax benefit for stock-based awards granted to Canadian employees under the current Canadian tax law.
i)   Stock Options
The expiration date and vesting provisions of stock options granted are established at the time an award is made. Stock options generally vest over three years and are exercisable over a period of time not to exceed 10 years from the grant date but generally expire five years from the grant date. When an option is exercised, TCM issues the requisite shares from authorized but unissued common stock. The exercise price of options granted prior to March 1, 2011 is equal to the greater of: (i) the volume weighted-average trading price of the underlying shares on the Toronto Stock Exchange over the five consecutive trading days immediately before the grant date and (ii) if the award date occurs in a trading black-out period, the weighted-average trading price over the five consecutive trading days immediately after the black-out period has been lifted. The exercise price of options granted after March 1, 2011 is equal to the volume weighted-average trading price of the underlying shares over the five consecutive trading days immediately before the grant date.
The following table summarizes stock option activity during the six months ended June 30, 2013:

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

(options in thousands)	Options	Weighted-Average Exercise Price
	(000's)	(a)
Stock options outstanding at January 1, 2013	2,459	$11.50
Granted	291	3.41
Exercised	—	—
Canceled/expired/forfeited	(122)	9.80
Stock options outstanding at June 30, 2013	2,628	$10.69

(a)
The weighted-average exercise price of options outstanding is shown in US dollars as the majority of the options granted starting in 2011 have an exercise price denominated in US dollars. Options with a Canadian dollar strike price have been converted to US dollars for disclosure purposes using the exchange rates on the respective date of grant.

For the three and six months ended June 30, 2013, TCM recorded compensation expense related to stock options of $0.2 million and $0.4 million, respectively.
For the three and six months ended June 30, 2012, TCM recorded compensation expense related to stock options of $0.3 million and $0.6 million, respectively.
ii)    Performance Share Units
The following table summarizes the PSU activity during the six months ended June 30, 2013:

(units in thousands)	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2013	845	$11.95
PSUs granted	933	4.21
Canceled/expired/forfeited	(242)	11.89
Outstanding at June 30, 2013	1,536	$7.26
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
For the three and six months ended June 30, 2013, TCM recorded compensation expense related to the PSUs of $0.7 million and $1.3 million, respectively.
For the three and six months ended June 30, 2012, TCM recorded compensation expense related to the PSUs of $0.7 million and $1.3 million, respectively.
iii)     Restricted Stock Units
The following table summarizes RSU activity during the six months ended June 30, 2013:

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2013	534	$9.30
RSUs granted	965	3.31
RSUs vested and common shares issued	(259)	9.35
Canceled/expired/forfeited	(60)	6.62
Outstanding at June 30, 2013	1,180	$4.52
TCM accounts for RSUs at fair value, which is based on the market value of TCM's common shares on the day of grant and recognized over the vesting period of three years. Upon vesting, TCM will issue the requisite shares from authorized but unissued common stock.
For the three and six months ended June 30, 2013, TCM recorded compensation expense related to the RSUs of $0.7 million and $1.3 million, respectively.
For the three and six months ended June 30, 2012, TCM recorded compensation expense related to the RSUs of $0.7 million and $1.1 million, respectively.
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
Molybdenum Purchases
In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of June 30, 2013, TCM had commitments to purchase approximately 9.7 million pounds of molybdenum sulfide concentrate throughout the remainder of 2013 to 2016, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.
Molybdenum Sales
In the normal course of operations, TCM enters into certain molybdenum sales contracts where it sells future production at fixed prices. As of June 30, 2013, TCM had commitments to sell approximately 300,000 pounds of molybdenum oxide for the remainder of 2013 through 2015 at an average price of $12.74 per pound.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Copper Concentrate Sales Agreements
In 2012, TCM entered into three copper concentrate sales agreements, whereby TCM, among other things, agreed to sell an aggregate of approximately 85% of the copper-gold-silver concentrate produced at Mt. Milligan during 2013 and 2014 and an aggregate of approximately 120,000 dry metric tons (“DMT”) in each of the two calendar years thereafter. Under one of the agreements, TCM has the option to sell to the counterparty, and the counterparty has the obligation to purchase from TCM, additional concentrate up to an amount equal to 40,000 DMT per year during each of 2015 and 2016. Pricing under these concentrate sales agreements will be determined by reference to specified published reference prices during the applicable quotation periods. Payment for the concentrate will be based on the price for the agreed copper, gold and silver content of the shipments delivered, less smelting and refining charges and certain other deductions, if applicable. The copper smelting and refining charges will be negotiated in good faith and agreed by the parties for each contract year based on terms generally acknowledged as industry benchmark terms. The gold and silver refining charges are as specified in the agreements.
Capital Purchase Commitments
As of June 30, 2013, TCM had open purchase orders, contracts and capital purchase commitments of $26.4 million for engineering and equipment related to the development of Mt. Milligan and open purchase orders, contracts and capital purchase commitments of $26.2 million for the development of the permanent operations residence at Mt. Milligan.
Other Commitments and Contingencies
In April 2010, TCM entered into a credit support agreement with British Columbia Hydro and Power Authority ("BC Hydro") related to the mill expansion project at the Endako Mine. Under this agreement, TCM is required to post financial assurance in an amount equal to BC Hydro's estimated out-of-pocket costs for work on the Endako mill expansion project. Subsequent to the commissioning of the new mill and subject to annual measurements of BC Hydro's incremental revenues following the mill's commissioning, some or all of this financial assurance may, thereafter, be released in amounts equal to the incremental revenues generated until such time as the full amount of financial assurance has been released or until such time as the expiration period has been reached. The amount of the financial assurance as of June 30, 2013 was approximately C$16.5 million. The financial assurance is comprised of a guarantee for C$5.3 million and a surety bond for approximately C$11.2 million. Sojitz Moly Resources, Inc. (“Sojitz”) has agreed to reimburse TCM for 25% of any amounts paid under the C$5.3 million guarantee. The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility. At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.
As of June 30, 2013, a shortfall in Endako's future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.
In October 2012, in contemplation of the deferral of Phase 8 stripping activities, TCM entered into arrangements with certain employees of the TC Mine designed to retain and reward eligible employees for their contribution to the continued successful operation of the TC Mine through the end of Phase 7. Employees who are eligible for participation in these arrangements are to be paid within 60 days of the end of Phase 7, as determined by the Company. Because of the uncertainty surrounding the number of employees who may remain through such date as well as when that date may be, it is not possible for management to estimate the likely amount to be paid under these arrangements. Currently, management estimates that TCM could be obligated to pay up to approximately $3.3 million to such TC Mine employees under these arrangements.
13. Income and Mining Tax Expense (Benefit)
Income and mining taxes for the three months ended June 30, 2013 and 2012 was an expense of $2.0 million and a benefit of $10.8 million, respectively. Income and mining taxes for the six months ended June 30, 2013 and 2012 was a benefit of $1.2 million and $22.9 million, respectively. The tax expense and benefit for the three and six months ended June 30, 2013, respectively, differs from the tax that would result from applying the Canadian federal and provincial income tax rates primarily due to three items: the US percentage depletion benefit; the pre-tax Endako Mine book loss, which has no tax benefit as a result of a valuation allowance recognized, in part, as a result of the asset impairment in the fourth quarter of 2012; and the reduction of a valuation allowance, in part, as a result of the tax treatment of interest expense. The tax benefit for the three and six months ended June 30, 2012 differs from the tax that would result from applying the Canadian federal and provincial income tax rates primarily due to the US percentage depletion benefit and the pre-tax book loss, attributable primarily to

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Canadian operations. The tax benefit for the six months ended June 30, 2012 was also impacted by an immaterial correction of $1.8 million related to the British Columbia mineral tax associated with TCM's share of the expansion costs at the Endako Mine. The adjustment relates to the three months ended December 31, 2011.
14. Net Loss per Share
The following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net loss per share for the three and six months ended June 30, 2013 and 2012:

(in millions, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(19.2)	$(14.8)	$(18.3)	$(13.7)
Basic weighted-average number of shares outstanding	171.1	168.2	170.4	168.1
Effect of dilutive securities
Common stock purchase warrants	—	—	—	—
Share-based awards	—	—	—	—
Prepaid common stock purchase contracts	—	—	—	—
Diluted weighted-average number of shares outstanding	171.1	168.2	170.4	168.1
Net loss per share
Basic	$(0.11)	$(0.09)	$(0.11)	$(0.08)
Diluted	$(0.11)	$(0.09)	$(0.11)	$(0.08)
For the three and six months ended June 30, 2013, approximately 2.6 million and 2.3 million, respectively, of options and 1.5 million of PSUs were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the price of the common stock. For the three and six months ended June 30, 2013, approximately 1.2 million and 0.2 million, respectively, of RSUs were excluded from the computation of diluted weighted-average shares as the effect would have been anti-dilutive under the treasury stock method. The issuance of 44.9 million shares for the settlement of the tMEDS purchase contracts were considered in the calculation of diluted weighted-average shares; however, due to the net loss position of the Company, they have not been reflected above as they would be anti-dilutive.
For the three and six months ended June 30, 2012, approximately 2.5 million stock options and 0.9 million PSUs were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM's common stock for the period.
15. Related Party Transactions
Total sales by TCM to Sojitz, TCM's Endako Mine joint venture partner, were $20.0 million and $35.3 million for the three and six months ended June 30, 2013, respectively. These sales represented 17.0% and 15.6% of TCM's total revenues for the three and six months ended June 30, 2013, respectively.
Total sales by TCM to Sojitz were $27.9 million and $45.2 million for the three and six months ended June 30, 2012, respectively. These sales represented 24.6% and 19.9% of TCM's total revenues for the three and six months ended June 30, 2012, respectively.
For the three and six months ended June 30, 2013, TCM recorded management fee income of nil and $0.1 million, respectively, and selling and marketing costs of $0.1 million and $0.3 million, respectively, from Sojitz.
For the three and six months ended June 30, 2012, TCM recorded management fee income of $0.1 million and $0.2 million, respectively, and selling and marketing costs of $0.2 million and $0.3 million, respectively, from Sojitz.
As of June 30, 2013 and December 31, 2012, TCM's related accounts receivable owing from Sojitz were $5.4 million and $6.4 million, respectively.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

16. Supplementary Cash Flow Information

(in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Change in working capital accounts:
Accounts receivable	$3.0	$(10.7)	$(2.9)	$9.5
Product inventory	3.8	(17.5)	4.4	(34.9)
Material and supplies inventory	(3.5)	(2.0)	(6.1)	(0.6)
Prepaid expenses and other current assets	(1.4)	2.8	(9.2)	0.6
Income and mining taxes receivable	3.8	(6.0)	8.4	(5.3)
Accounts payable and accrued liabilities	1.1	12.1	(6.0)	(5.7)
Income, mining and other taxes payable	(0.4)	(2.2)	(0.4)	(1.0)
	$6.4	$(23.5)	$(11.8)	$(37.4)
Cash interest paid	$27.5	$13.2	$35.4	$13.4
Income and mining taxes paid, net	$1.4	$8.9	$0.3	$11.1
For the three and six months ended June 30, 2013, the cash interest paid of $27.5 million and $35.4 million, respectively, had been previously capitalized related to the Company's debt, as described in Note 8. For the three and six months ended June 30, 2012, the cash interest paid of $13.2 million and $13.4 million, respectively, had been previously capitalized related to the Company's debt, as described in Note 8.
Non-cash Investing and Financing Activities

(in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Investing activities
Acquisition of property, plant and equipment under the Equipment Facility (see Note 7)	$—	$(3.7)	$—	$(3.7)
Increase in capital expenditure accrual	$14.0	$0.1	$—	$20.2
Capitalized debt costs (1)	$25.8	$11.3	$49.5	$17.9
Financing activities
Capital leases (2)	$—	$3.7	$—	$3.7

(1)	Included capitalized interest, amortization of deferred financing costs and debt discounts.

(2)	Excluded sale-leaseback capital leases.
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
TCM manages its credit risk from its accounts receivable through its collection activities. As of June 30, 2013, TCM had five customers who owed TCM more than $3.0 million and accounted for approximately 41.9% of total accounts and other receivables outstanding. Another eight customers had balances greater than $1.0 million but less than $3.0 million that accounted for approximately 17.0% of total accounts and other receivables. All of these customers were compliant with credit terms and scheduled payment dates.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

TCM's maximum counterparty and credit risk exposure is the carrying value of its cash and cash equivalents and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities and fixed-rate debt, excluding the 2017 Notes, 2018 Notes, 2019 Notes and tMEDS, as discussed in Notes 8 and 10, approximated fair value as of June 30, 2013.
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
TCM's chief operating decision makers (Chief Executive Officer and Chief Operating Officer) evaluate segment performance based on segment revenue less costs and expenses. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration and interest income and expense items to its reporting segments, unless such expenditures are directly related to segment operations. Segment information for the three and six months ended June 30, 2013 and 2012 was as follows:

For the three months ended June 30, 2013:

(in millions)	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter- segment	Total
Revenues
Molybdenum sales	$89.3	$23.4	$—	$—	$112.7
Tolling, calcining and other	5.1	—	—	—	5.1
	94.4	23.4	—	—	117.8
Cost and expenses
Operating expenses	51.9	21.9	—	—	73.8
Selling and marketing	1.8	1.2	—	(0.3)	2.7
Depreciation, depletion and amortization	9.2	7.9	—	—	17.1
Accretion expense	0.4	0.1	0.1	—	0.6
	63.3	31.1	0.1	(0.3)	94.2
Segment revenue less costs and expenses	31.1	(7.7)	(0.1)	0.3	23.6
Other segment expenses
(Gain) loss on foreign exchange	(0.3)	(1.1)	6.3	—	4.9
Segment income (loss) before income and mining taxes	$31.4	$(6.6)	$(6.4)	$0.3	$18.7
For the three months ended June 30, 2012:

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

(in millions)	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter- segment	Total
Revenues
Molybdenum sales	$90.0	$20.8	$—	$(1.2)	$109.6
Tolling, calcining and other	3.9	—	—	—	3.9
	93.9	20.8	—	(1.2)	113.5
Cost and expenses
Operating expenses	83.2	28.5	—	(1.1)	110.6
Selling and marketing	1.2	1.3	—	(0.3)	2.2
Depreciation, depletion and amortization	5.5	5.7	—	—	11.2
Accretion expense	0.4	0.1	0.1	—	0.6
	90.3	35.6	0.1	(1.4)	124.6
Segment revenue less costs and expenses	3.6	(14.8)	(0.1)	0.2	(11.1)
Other segment income
Loss on foreign exchange	0.7	0.9	4.0	—	5.6
Segment income (loss) before income and mining taxes	$2.9	$(15.7)	$(4.1)	$0.2	$(16.7)

For the six months ended June 30, 2013:

(in millions)	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter- segment	Total
Revenues
Molybdenum sales	$179.1	$38.3	$—	$—	$217.4
Tolling, calcining and other	9.1	—	—	—	9.1
	188.2	38.3	—	—	226.5
Cost and expenses
Operating expenses	105.3	37.1	—	—	142.4
Selling and marketing	3.5	2.0	—	(0.5)	5.0
Depreciation, depletion and amortization	16.7	12.7	—	—	29.4
Accretion expense	0.7	0.5	0.2	—	1.4
	126.2	52.3	0.2	(0.5)	178.2
Segment revenue less costs and expenses	62.0	(14.0)	(0.2)	0.5	48.3
Other segment expenses
Loss on foreign exchange	0.4	0.5	10.1	—	11.0
Segment income (loss) before income and mining taxes	$61.6	$(14.5)	$(10.3)	$0.5	$37.3
For the six months ended June 30, 2012:

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

(in millions)	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter- segment	Total
Revenues
Molybdenum sales	$174.5	$45.9	$—	$(1.2)	$219.2
Tolling, calcining and other	7.9	—	—	—	7.9
	182.4	45.9	—	(1.2)	227.1
Cost and expenses
Operating expenses	154.1	57.2	—	(1.1)	210.2
Selling and marketing	3.2	1.5	—	(0.6)	4.1
Depreciation, depletion and amortization	11.2	19.0	—	—	30.2
Accretion expense	0.8	0.2	0.1	—	1.1
	169.3	77.9	0.1	(1.7)	245.6
Segment revenue less costs and expenses	13.1	(32.0)	(0.1)	0.5	(18.5)
Other segment income
Loss on foreign exchange	0.1	—	1.0	—	1.1
Segment income (loss) before income and mining taxes	$13.0	$(32.0)	$(1.1)	$0.5	$(19.6)
Reconciliation of Segment Income to Net Income

(in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Segment income (loss)	$18.7	$(16.7)	$37.3	$(19.6)
Other expense (income)
Change in fair value of common stock purchase warrants	—	(1.9)	—	(1.8)
General and administrative	5.5	6.4	12.6	14.1
Exploration	0.5	0.6	0.6	1.4
Interest (income) expense, net	(0.2)	1.3	(0.3)	2.6
Loss on foreign exchange	29.9	2.3	43.2	0.2
Corporate depreciation	0.4	0.3	0.9	0.9
Other	(0.2)	(0.1)	(0.2)	(0.4)
Loss before income and mining taxes	(17.2)	(25.6)	(19.5)	(36.6)
Income and mining tax expense (benefit)	2.0	(10.8)	(1.2)	(22.9)
Net loss	$(19.2)	$(14.8)	$(18.3)	$(13.7)
Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, was as follows (in millions):

As of June 30, 2013	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter-segment	Total
Capital expenditures (1)	$1.1	$1.0	$272.3	$0.2	$274.6
Property, plant, equipment and development	$268.4	$173.2	$2,239.6	$4.4	$2,685.6
Assets	$495.4	$241.3	$2,337.4	$327.0	$3,401.1
Liabilities	$82.3	$21.5	$919.7	$1,064.5	$2,088.0

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

As of December 31, 2012	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold (Development)	Inter-segment	Total
Capital expenditures (2)	$8.8	$71.6	$300.4	$0.4	$381.2
Property, plant, equipment and development	$285.5	$189.5	$2,058.7	$5.2	$2,538.9
Assets	$473.9	$257.1	$2,147.2	$532.0	$3,410.2
Liabilities	$83.3	$19.5	$868.5	$1,037.0	$2,008.3
(1)  Capital expenditures for the six months ended June 30, 2013.
(2)  Capital expenditures for the six months ended June 30, 2012.
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Thompson Creek Metals Company Inc. and its subsidiaries (collectively, "Thompson Creek," "TCM," "we," "us" or "our") for the three and six months ended June 30, 2013 and should be read in conjunction with TCM's interim financial statements and the notes thereto included in Item 1 herein and the discussion of Risk Factors included in Part II, Item 1A herein. Additionally, the following discussion should be read in conjunction with the consolidated financial statements, the related "Management's Discussion and Analysis of Financial Condition and Results of Operations," the discussion of "Risk Factors" and the discussion of TCM's "Business and Properties" in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and applicable Canadian securities legislation. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Our forward-looking statements include, without limitation: future financial or operating performance of the Company or its subsidiaries and its projects; future inventory, production, sales, cash costs, capital expenditures and exploration expenditures; future earnings and operating results; expected concentrate and recovery grades; statements as to the projected development of Mt. Milligan and other projects, including expected production commencement dates; estimates of Mt. Milligan development costs; future operating plans and goals; and future molybdenum, copper, gold and silver prices.
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
Highlights for the Second Quarter 2013

•
Operating income for the second quarter of 2013 was $17.2 million compared to an operating loss of $18.4 million for the second quarter of 2012. Cost of sales during the second quarters of 2013 and 2012 included lower-of-cost-or-market product inventory write downs of $8.3 million and $16.6 million, respectively.

•	Net loss for the second quarter of 2013 was $19.2 million, or $0.11 per diluted share. Net loss for the second quarter of 2012 was $14.8 million, or $0.09 per diluted share.

•
Non-GAAP adjusted net income for the second quarter of 2013 was $13.8 million, or $0.08 per diluted share (excluding the non-cash impact of foreign exchange losses primarily related to intercompany notes). Non-GAAP adjusted net loss for the second quarter of 2012 was $10.6 million, or $0.06 per diluted share (excluding the non-cash impact of foreign exchange losses primarily related to intercompany notes and unrealized gains on the warrants). See "Non-GAAP Financial Measures" below for the definition and calculation of adjusted net income.

•
Consolidated revenues for the second quarter of 2013 were $117.8 million, up 3.8% from $113.5 million in the second quarter of 2012. The average realized sales price for molybdenum in the second quarter of 2013 was $11.60 per pound compared to $14.55 per pound in the second quarter of 2012.

•	Molybdenum production from the mines for the second quarter of 2013 was 6.5 million pounds compared to 4.1 million pounds in the second quarter of 2012.

•
Non-GAAP average cash cost per pound produced for the second quarter of 2013 was $7.46 per pound compared to $14.57 per pound in the second quarter of 2012. Cash costs included no stripping costs at the TC Mine in the second quarter of 2013 compared to $15.9 million for the second quarter of 2012. The cash costs for the second quarter of 2012 excluded $2.9 million of start-up and commissioning costs at the Endako Mine. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced.

•
Operating cash generated was $45.2 million in the second quarter of 2013, compared to operating cash used of $20.4 million in the second quarter of 2012. See "Liquidity and Capital Resources" below for additional information.

•
Capital expenditures on a cash basis incurred for the second quarter of 2013 were $119.5 million comprised of $117.9 million for the development of Mt. Milligan and $1.6 million of other capital costs for the Endako and TC Mines, the Langeloth Facility and corporate combined. The capital costs on a cash basis for the second quarter of 2013 excluded capitalized interest and capitalized amortization of debt issuance costs of $24.9 million.

•
Total cash and cash equivalents at June 30, 2013 were $402.8 million, compared to $526.8 million at December 31, 2012. Total debt as of June 30, 2013 was $1,027.6 million, including capital lease obligations, compared to $1,010.5 million as of December 31, 2012.

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
Our principal molybdenum producing properties are the Thompson Creek Mine, an open-pit molybdenum mine and concentrator in Idaho (the "TC Mine"), the Endako Mine, an open-pit molybdenum mine, concentrator and roaster in British Columbia in which we own a 75% joint venture interest (the “Endako Mine”) and the Langeloth metallurgical facility in Pennsylvania (the “Langeloth Facility”). In March 2012, we completed a mill expansion project at the Endako Mine. The new mill, which replaced a 1960s-era mill, increased ore processing capacity from 31,000 tons per day to 55,000 tons per day.
Mt. Milligan will be an open-pit copper and gold mine and concentrator. Mt. Milligan is designed to be a conventional truck-shovel open-pit mine with a 66,000-ton per day copper flotation processing plant. We have estimated average annual production over the life of the mine of 81 million pounds of copper and 194,500 ounces of gold, each in concentrate.
During the second quarter of 2013, operating income was $17.2 million compared to an operating loss of $18.4 million for the second quarter of 2012. This increase was primarily due to higher sales volumes; higher production; and lower operating expenses, partially offset by declining molybdenum market prices. Cost of sales during the second quarter of 2013 and 2012 included lower-of-cost-or-market product inventory write downs of $8.3 million and $16.6 million, respectively.
We realized a net loss of $19.2 million during the second quarter of 2013, primarily due to non-cash foreign currency losses of $34.8 million and an income and mining tax expense of $2.0 million, partially offset by operating income of $17.2 million. During the second quarter of 2012, we realized a net loss of $14.8 million, primarily due to an operating loss of $18.4 million and foreign currency losses of $7.9 million, partially offset by an income and mining tax benefit of $10.8 million. The foreign currency losses were primarily unrealized and were related to intercompany notes that are denominated in a different currency than their measurement currency.
Non-GAAP adjusted net income for the second quarter of 2013 was $13.8 million, or $0.08 per diluted share (excluding the non-cash impact of foreign exchange losses primarily related to intercompany notes). Non-GAAP adjusted net loss for the second quarter of 2012 was $10.6 million, or $0.06 per diluted share (excluding the non-cash impact of foreign exchange losses related to intercompany notes and unrealized gains on the warrants). See "Non-GAAP Financial Measures" below for the definition and calculation of adjusted net income.
At our TC Mine, molybdenum production for the second quarter of 2013 was 4.4 million pounds at a cash cost of $5.33 per pound produced compared to 2.5 million pounds at a cash cost of $13.46 per pound produced for the second quarter of 2012. TC Mine production in the second quarter of 2012 was negatively impacted by a wall slough in May 2012 and our cessation of mining activities in the area of the slough in May 2012. We constructed a new access road to other material, and mining has continued since June 2012 based on a revised mine plan. The primary improvement in production and cash cost was the result of the planned mine pit sequencing, transitioning into Phase 7 of production in the first half of 2012 together with the suspension of waste stripping activity associated with the next phase of production, referred to as Phase 8.
In an effort to reduce costs, given recent declines in molybdenum prices and projected operating costs at TC Mine for 2015 and thereafter, in October 2012, we suspended waste stripping activity associated with Phase 8. We expect this revision to the mine plan to defer approximately $100 million in operating costs and $8 to $9 million in capital expenditures from October 2012 through the end of 2014. Ore mining operations and mill production are expected to continue as planned through 2014 in the current Phase 7 of the mine. We also expect to preserve the assets at TC Mine to enable us to restart waste stripping of Phase 8 of the mine plan when market conditions warrant. Likewise, a decision regarding whether and when to put TC Mine on care and maintenance will be made by management based on market conditions and other considerations. If management commits to a plan to put the mine on care and maintenance, depreciation expense and asset values will be adjusted in accordance with applicable accounting rules.
At the Endako Mine, our 75% share of molybdenum production for the second quarter of 2013 was 2.1 million pounds at a cash cost of $11.93 per pound produced compared to 1.6 million pounds at a cash cost of $16.37 per pound produced for the second quarter of 2012.
Late in the first quarter of 2013, an 8,900 foot tear in one of the primary conveyor belts at the Endako Mine site resulted in repair costs in the second quarter of 2013, of which our share was approximately $0.8 million, which negatively impacted the cash cost per pound for the quarter. Production was not impacted during this period due to the processing of ore from a crushed ore stockpile. Additionally, during January through April 2013, we experienced tailings management issues at our Endako Mine associated with frozen water in the tailings pond. We were unable to feed sufficient water from the tailings pond to the mill on a consistent basis due to winter conditions, which negatively impacted mill throughput and, thus, our production of molybdenum through April 2013. We have made modifications to the piping and distribution of tailings to the pond and have instituted other tailings management procedures to address these issues to ensure the availability of a sufficient supply of water to the mill for future winter seasons. The negative impact of these events were partially offset by higher ore grades and mill recoveries during the 2013 second quarter, which benefited production and cash cost per pound produced for the quarter.
During the first half of 2012, the new mill at the Endako Mine was in the commissioning and start-up phase, which resulted in low production and high cash costs. Further, the recovery rate was lower than anticipated, which resulted in low production, low recoveries and high cash costs. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced. During the third quarter of 2012, in an effort to reduce costs, we ceased mining ore from the Denak West mine pit at the Endako Mine and began processing stockpiled material. We milled approximately one-third of our existing stockpiled material through mid-2013. We resumed mining ore in the Endako pit in May 2013 and in the Denak West pit in June 2013. We are now processing both mined and stockpiled material.
Management expects to continue optimizing production at Endako and may undertake additional cost savings and other measures at Endako in response to molybdenum market conditions.
At June 30, 2013, we estimated future capital project cash expenditures of approximately C$160 million for the Mt. Milligan project (through completion) plus an additional C$34.6 million to C$44.6 million of estimated future cash capital expenditures for a permanent operations residence at Mt. Milligan, which is expected to be completed in 2014. We believe that we have solidified our ability to finance these capital project expenditures with our $402.8 million of consolidated cash and cash equivalents, the expected remaining proceeds from Royal Gold (as described below in "Liquidity and Capital Resources") of $12.9 million, the $4.0 million of expected funding under our equipment lease financing facility for the remaining mobile mining fleet at Mt. Milligan and our ongoing expected cash flow from operations.
Our ability to fund the completion of the Mt. Milligan project, satisfy our working capital needs and make our scheduled debt and interest payments depends on our future operating performance and cash flow (including a successful start-up of Mt. Milligan in the last half of 2013); average realized molybdenum, copper and gold prices and our ability to access our current funding sources, including our equipment lease financing and our Gold Stream Arrangement (defined below) with Royal Gold.

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
The average Platts Metals Week published price for molybdenum oxide has fluctuated as follows for the periods shown:

July 2013	$9.52
Second quarter 2013	$10.87
First quarter 2013	$11.35
Fourth quarter 2012	$11.17
Third quarter 2012	$11.93
The key operating measures that management focuses on in operating our business are production, cash costs per pound produced and capital expenditures. We continually review our operating strategy as commodity market conditions change.
Our in process and finished product molybdenum inventory was approximately 8.5 million pounds at June 30, 2013 compared to 11.0 million pounds at December 31, 2012. The June 30, 2013 inventory included 1.5 million pounds purchased from third parties.
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
The following table presents selected actual results for the first half of 2013 and our expected results for the full year 2013 and 2014. The expected results anticipate full year production at both the TC and Endako Mines. Due to falling molybdenum prices, molybdenum sales are expected to be lower in the last half of 2013. Additionally, initial sales of copper and gold during the fourth quarter of 2013 from Mt. Milligan are expected to be less than related operating expenses due to the ramp-up which may negatively affect operating results in the fourth quarter of 2013.
Management and the TC Mine staff are currently assessing the impact of a pit wall movement that occurred at the TC Mine in mid-July 2013 to the Mine's production, cash cost and capital spending guidance. TCM does not at this time anticipate that such impact will be material in 2013.  We are currently assessing the impact to 2014, at this time estimating that production may be adversely impacted by 1 to 2 million pounds.

	Six Months Ended	Year Ended December 31,
	June 30, 2013 (Actual)	2013 (Estimated, Including YTD Q2 2013)	2014 (Estimated)
Molybdenum production (000's lb): (1)
TC Mine (2)	10,347	20,000 - 22,000	17,000 - 19,000
Endako Mine (75% share)	3,868	7,500 - 8,500	10,500 - 11,500
Total molybdenum production (000's lb)	14,215	27,500 - 30,500	27,500 - 30,500
Cash cost ($/lb produced): (3)
TC Mine	$4.67	$ 4.75 - 5.75	$ 5.00 - 6.00
Endako Mine	11.85	10.75 - 12.25	9.00 - 10.50
Total cash cost ($/lb produced)	$6.62	$ 6.50 - 7.50	$ 6.50 - 7.75
Capital spending (in millions):
Mt. Milligan (4),(5),(6)	$267.0	$ 410 - 440	—
Mt. Milligan permanent operations residence (7)	5.3	35 - 40	$ 5 - 10
Mt. Milligan operations	—	20 - 30	20 - 30
TC and Endako Mines, Langeloth & other (4),(5)	2.3	10 - 15	30 - 40
Total capital spending	$274.6	$ 475 - 525	$ 55 - 80
_______________________________________________________________________________

(1)	Production pounds reflected are molybdenum oxide and high performance molybdenum disulfide (“HPM”) from our share of production from the mines but exclude molybdenum processed from purchased product.

(2)	See paragraph preceding the table regarding the potential impact to 2014 guidance due to pit wall movement that occurred in July 2013.

(3)
Weighted average of the TC Mine and the Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and commissioning and start-up costs for the Endako mill. The cash cost for the TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility. The cash cost for the Endako Mine in 2013 includes an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the Endako Mine to the Langeloth Facility. See “Non-GAAP Financial Measures” for additional information.

(4)	Excluded capitalized interest and capitalized amortization of debt issuance costs of $49.5 million.

(5)	Canadian to US foreign exchange rate for the remainder of 2013 and the year 2014 assumed at parity (C$1.00 = US$1.00).

(6)
Included capital expenditures anticipated to be incurred during production ramp up, including capitalized operating expenses. Total project capital expenditures may be affected by the period of time needed to produce saleable product beyond a de minimis amount. Operating expenses will be capitalized under applicable accounting rules.

(7)	Excluded $6.5 million of deposits made to one vendor, which occurred in the first quarter of 2013.

Selected Consolidated Financial and Operational Information

(in millions, except per share amounts and statistics)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
Financial Information
Revenues
Molybdenum sales	$112.7	$109.6	$217.4	$219.2
Tolling, calcining and other	5.1	3.9	9.1	7.9
Total revenues	117.8	113.5	226.5	227.1
Costs and expenses
Cost of sales
Operating expenses	73.8	110.6	142.4	210.2
Depreciation, depletion and amortization	17.5	11.5	30.3	31.1
Total cost of sales	91.3	122.1	172.7	241.3
Selling and marketing	2.7	2.2	5.0	4.1
Accretion expense	0.6	0.6	1.4	1.1
General and administrative	5.5	6.4	12.6	14.1
Exploration	0.5	0.6	0.6	1.4
Total costs and expenses	100.6	131.9	192.3	262.0
Operating income (loss)	17.2	(18.4)	34.2	(34.9)
Other expense	34.4	7.2	53.7	1.7
(Loss) before income and mining taxes	(17.2)	(25.6)	(19.5)	(36.6)
Income and mining tax (benefit)	2.0	(10.8)	(1.2)	(22.9)
Net loss	$(19.2)	$(14.8)	$(18.3)	$(13.7)
Net loss per share
Basic	$(0.11)	$(0.09)	$(0.11)	$(0.08)
Diluted	$(0.11)	$(0.09)	$(0.11)	$(0.08)
Cash generated by (used in) operating activities	$45.2	$(20.4)	$60.5	$(17.3)
Adjusted Non-GAAP Measures:(1)
Adjusted net income (loss) (1)	$13.8	$(10.6)	$31.7	$(14.4)
Adjusted net income (loss) per share—basic(1)	$0.08	$(0.06)	$0.19	$(0.08)
Adjusted net income (loss) per share—diluted(1)	$0.08	$(0.06)	$0.19	$(0.08)
Operational Statistics
Molybdenum production (000's lb)(2)	6,525	4,119	14,215	8,543
Cash cost ($/lb produced)(3)	$7.46	$14.57	$6.62	$13.73
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	8,259	4,506	14,833	9,377
Purchased and processed product	1,458	3,028	3,698	5,595
	9,717	7,534	18,531	14,972
Average realized sales price ($/lb)(1)	$11.60	$14.55	$11.73	$14.64
_______________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)	Production pounds reflected are molybdenum oxide and HPM from our share of production from the mines but exclude molybdenum processed from purchased product.

(3)
Weighted average of TC Mine and Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and commissioning and start-up costs for the Endako mill. The cash cost for TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the TC Mine to the Langeloth Facility. The cash cost for the Endako Mine in 2013 includes an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from the Endako Mine to the Langeloth Facility. See “Non-GAAP Financial Measures” for additional information.

Selected Consolidated Financial and Operational Information (Continued)

(in millions, except share data)	As of June 30, 2013	As of December 31, 2012
Cash and cash equivalents	$402.8	$526.8
Total assets	$3,401.1	$3,410.2
Total debt, including capital lease obligations	$1,027.6	$1,010.5
Total liabilities	$2,088.0	$2,008.3
Shareholders' equity	$1,313.1	$1,401.9
Shares outstanding (000's)	171,214	168,727

Summary of Quarterly Results

(in millions, except per share amounts and statistics)	Jun 30 2013	Mar 31 2013	Dec 31 2012	Sep 30 2012	Jun 30 2012	Mar 31 2012	Dec 31 2011	Sep 30 2011
Financial Information
Revenues	$117.8	$108.7	$99.4	$74.9	$113.5	$113.6	$116.7	$154.8
Operating income (loss)	$17.2	$17.0	$(540.9)	$(37.4)	$(18.4)	$(16.5)	$(18.1)	$22.4
Net (loss) income	$(19.2)	$0.9	$(484.4)	$(48.2)	$(14.8)	$1.1	$0.8	$45.6
(Loss) income per share:
—basic	$(0.11)	$0.01	$(2.87)	$(0.29)	$(0.09)	$0.01	$—	$0.27
—diluted	$(0.11)	$—	$(2.87)	$(0.29)	$(0.09)	$0.01	$—	$0.27
Cash generated by (used in) operating activities (1)	$45.2	$15.3	$(14.2)	$3.3	$(20.4)	$3.1	$21.1	$51.4
Adjusted Non-GAAP Measures(2)
Adjusted net income (loss) (2)	$13.8	$18.0	$(11.9)	$(18.4)	$(10.6)	$(3.8)	$(7.0)	$23.0
Adjusted net income (loss) per share(2)
—basic(2)	$0.08	$0.11	$(0.07)	$(0.12)	$(0.06)	$(0.02)	$(0.04)	$0.13
—diluted(2)	$0.08	$0.08	$(0.07)	$(0.12)	$(0.06)	$(0.02)	$(0.04)	$0.13
Operational Statistics
Molybdenum production (000's lb) (3)	6,525	7,690	7,747	6,139	4,119	4,424	4,310	3,696
Cash cost ($/lb produced)(2)	$7.46	$5.91	$6.58	$9.46	$14.57	$12.95	$12.69	$15.62
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	8,259	6,574	5,490	3,280	4,506	4,871	5,368	7,426
Purchased and processed product	1,458	2,240	2,578	2,369	3,028	2,567	2,650	2,191
	9,717	8,814	8,068	5,649	7,534	7,438	8,018	9,617
Average realized sales price ($/lb)(2)	$11.60	$11.87	$11.77	$12.85	$14.55	$14.74	$14.08	$15.64
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

(2)
Previously reported quarters have been updated to reflect the impact of foreign exchange losses, primarily on intercompany notes, net of tax. See "Non-GAAP Financial Measures" for the definition and reconciliation of these non-GAAP measures.

(3)	Production pounds reflected are molybdenum oxide and HPM from our share of production from the mines but exclude molybdenum processed from purchased product.
Financial Review

Three Months Ended June 30, 2013 (Unaudited)
Net Loss
Net loss for the second quarter of 2013 was $19.2 million, or $0.11 per diluted share, compared to a net loss of $14.8 million, or $0.09 per diluted share for the second quarter of 2012. Net loss for the second quarter of 2013 was primarily due to $34.8 million of non-cash foreign currency losses on intercompany notes and an income and mining tax expense of $2.0 million, which was partially offset by operating income of $17.2 million. During the same quarter of 2012, we realized net loss of $14.8 million primarily due to an operating loss of $18.4 million and a non-cash foreign currency loss of $7.9 million, partially offset by an income and mining tax benefit of $10.8 million. The non-cash foreign currency losses were primarily unrealized and related to intercompany notes that are denominated in a different currency than their measurement currency.
The increase in operating income for the second quarter of 2013 compared to the second quarter of 2012 was primarily due to higher sales volumes; higher production; favorable changes in the exchange rate between the U.S. dollar and the Canadian dollar and lower operating expenses that were partially offset by declining molybdenum market prices.
Non-GAAP adjusted net income for the three months ended June 30, 2013 (which excluded the non-cash impact of foreign exchange losses, net of tax benefits, primarily related to intercompany notes) was $13.8 million, or $0.08 per diluted share. Non-GAAP adjusted net loss for the three months ended June 30, 2012 (which excluded the non-cash impact of foreign exchange losses and unrealized gains on the warrants) was $10.6 million, or $0.06 per diluted share. See "Non-GAAP Financial Measures" below for the definition and reconciliation of adjusted net income.
Revenues
Revenues in the second quarter of 2013 were $117.8 million, up 3.8% compared to revenue in the second quarter of 2012 as a result of higher sales volumes, partially offset by lower average realized sales prices. We sold approximately 9.7 million and 7.5 million pounds of molybdenum in the second quarter of 2013 and 2012, respectively, of which 8.3 million pounds and 4.5 million pounds, respectively, were from our mines. The average realized sales price for molybdenum in the second quarter of 2013 was $11.60 per pound, which was $2.95 per pound, or 20.3%, lower than the average realized sales price in the second quarter of 2012.
Operating Expenses
Operating expenses for the second quarter of 2013 were $73.8 million, which were down 33.3% from the same quarter in 2012. Operating expenses in the second quarter of 2013 included lower-of-cost-or-market product inventory write downs of $6.9 million, all related to Endako Mine inventory. Operating expenses in the second quarter of 2012 included lower-of-cost-or-market product inventory write downs of $12.6 million, of which $6.3 million related to TC Mine and $6.3 million related to Endako Mine. Operating expenses in the second quarter of 2012 also included $2.9 million in commissioning and start-up costs for the new mill at the Endako Mine. The period-over-period decline in operating expenses was primarily due to significantly lower costs at the TC Mine due to the suspension of waste stripping activities together with the mining of significantly higher grade ore at TC Mine due to the planned mine pit sequencing discussed above.
The non-GAAP financial measure of cash cost per pound produced from our mines was $7.46 per pound in the second quarter of 2013 compared to $14.57 per pound for the same quarter in 2012. Cash cost per pound produced was lower in the second quarter of 2013 primarily as a result of lower cash costs at the TC Mine. Cash costs at the TC Mine in the second quarter of 2013 were lower than the second quarter of 2012 due to the absence of costs for waste stripping and higher production from a significantly higher ore grade, as discussed above, together with higher production and lower operating costs from the Endako Mine in the second quarter of 2013 compared to the second quarter of 2012. During the second quarter of 2012, though the new mill at Endako was commissioned, the recovery rate was lower than anticipated, which resulted in low recoveries, low production and high cash costs. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced.
Depreciation, Depletion and Amortization Expense
Depreciation, depletion and amortization expense in the second quarter of 2013 was $17.5 million compared to $11.5 million in the second quarter of 2012 due to higher depreciation, depletion and amortization at the TC Mine as a result of a significantly higher volume of molybdenum sold during the second quarter of 2013 compared to the second quarter of 2012. This increase was partially offset by a decrease in depreciation, depletion and amortization costs for our share of the Endako Mine period over period. During the fourth quarter of 2012, we recognized a pre-tax non-cash write down of our share of the Endako property, plant, equipment and development assets, which significantly lowered the carrying value and depreciable base of our share of assets at the Endako Mine, which, in turn, lowered depreciation, depletion and amortization costs for our share of the Endako Mine in the second quarter of 2013. Product inventory costs include depreciation, depletion and amortization. Depreciation, depletion and amortization in the second quarter of 2013 included lower-of-cost-or-market product inventory write downs of $1.4 million related to our Endako Mine. Depreciation, depletion and amortization in the second quarter of 2012 included lower-of-cost-or-market product inventory write downs of $4.0 million, of which $0.3 million related to US inventory and $3.7 million related to Endako Mine inventory.
General and Administrative Expense
General and administrative expense declined slightly in the second quarter of 2013 to $5.5 million from $6.4 million for the second quarter of 2012 due primarily to lower stock-based compensation expense, lower payroll expense caused by lower headcount and lower information technology (IT) and outside services expenses. General and administrative expense for the second quarter of 2013 and 2012 included $1.0 million and $1.3 million, respectively, of stock-based compensation expense. Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based compensation applies.
Interest and Finance Fees
Interest and finance fees were $0.1 million in the second quarter of 2013 compared to $1.5 million in the second quarter of 2012. Interest and finance fees in the second quarter of 2013 related to $0.1 million of interest on the mobile mining equipment loans. Interest and finance fees in the second quarter of 2012 related to $0.6 million of commitment fees on the unused revolving credit facility, which we terminated in the fourth quarter of 2012, $0.5 million of debt issuance cost amortization, $0.2 million of capitalized interest amortization and $0.1 million of interest on the mobile mining equipment loans.
In the second quarter of 2013, we capitalized $24.9 million of interest and amortization of debt issuance costs, related to our secured and unsecured notes, tMEDS and equipment financing facility. In the second quarter of 2012, we capitalized $11.3 million of interest and debt issuance costs, related to our unsecured notes, tMEDS, equipment financing facility and revolving credit facility. We capitalize interest expense allocable to the cost of developing mining properties and to construct new facilities until assets are ready for their intended use. We will ultimately amortize this capitalized interest using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.
In the second quarter of 2013, we made cash interest payments of $27.5 million related to our secured and unsecured notes, tMEDS and equipment financing facility. In the second quarter of 2012, we made cash interest payments of $13.2 million related to our unsecured notes, tMEDS, equipment financing facility and revolving credit facility.
Foreign Exchange Losses
For the second quarter of 2013, foreign exchange losses were $34.8 million compared to $7.9 million in the second quarter of 2012. These foreign currency losses were non-cash, primarily unrealized and related to intercompany notes that were entered into as part of a strategy to manage cash balances and fund our operations. In some instances, the intercompany notes are denominated in a different currency than the functional currency of the entity that holds the notes. The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.05 at June 30, 2013 compared to US$1.00 = C$1.02 at June 30, 2012.
Income and Mining Tax Expense (Benefit)
For the second quarter of 2013, our tax expense was $2.0 million compared to a tax benefit of $10.8 million for the second quarter of 2012. The tax expense for the second quarter of 2013 differs from the tax that would result from applying the Canadian federal and provincial income tax rates primarily due to the US percentage depletion benefit; the pre-tax Endako Mine book loss, which has no tax benefit as a result of a valuation allowance recognized, in part, as a result of the asset impairment in the fourth quarter of 2012; and the reduction of a valuation allowance, in part, as a result of the tax treatment of interest expense. The tax benefit for the second quarter of 2012 differs from the tax that would result from applying the Canadian federal and provincial income tax rates primarily due to the US percentage depletion benefit and the pre-tax book loss, attributable primarily to Canadian operations.
Six Months Ended June 30, 2013 (Unaudited)
Net Loss
Net loss for the first half of 2013 was $18.3 million, or $0.11 per diluted share, compared to a net loss of $13.7 million, or $0.08 per diluted share for the first half of 2012. Net loss for the first half of 2013 was primarily comprised of operating income of $34.2 million and an income and mining tax benefit of $1.2 million, which were more than offset by $54.2 million of non-cash foreign currency losses. During the same period of 2012, we realized a net loss of $13.7 million primarily due to an operating loss of $34.9 million, interest and finance fees of $3.0 million and a non-cash foreign currency loss of $1.3 million, partially offset by an income and mining tax benefit of $22.9 million. The non-cash foreign currency losses were primarily unrealized and related to intercompany notes that are denominated in a different currency than their measurement currency.
The increase in operating income for the first half of 2013 compared to the first half of 2012 was primarily due to lower operating expenses; favorable changes in the exchange rate between the U.S. dollar and the Canadian dollar and higher sales volumes, which were partially offset by declining molybdenum market prices. For the first half of 2012, lower ore grades and recoveries at both the TC Mine and Endako Mine resulted in lower production and higher unit cost rates together with lower sales volumes and average realized molybdenum prices.
Non-GAAP adjusted net income for the six months ended June 30, 2013 was $31.7 million, or $0.19 per diluted share. Non-GAAP adjusted net loss for the six months ended June 30, 2012 was $14.4 million, or $0.08 per diluted share. See "Non-GAAP Financial Measures" below for the definition and reconciliation of adjusted net income.
Revenues
Revenues in the first half of 2013 were $226.5 million, down 0.3% compared to revenue in the first half of 2012 as a result of lower average realized sales prices, which was almost entirely offset by higher sales volumes. The average realized sales price for molybdenum in the first half of 2013 was $11.73 per pound, which was $2.91 per pound, or 19.9%, lower than the average realized sales price in the first half of 2012. We sold approximately 18.5 million and 15.0 million pounds of molybdenum in the first half of 2013 and 2012, respectively, of which 14.8 million pounds and 9.4 million pounds, respectively, were from our mines.
Operating Expenses
Operating expenses for the first half of 2013 were $142.4 million, which were down 32.3% from the same period in 2012. Operating expenses in the first half of 2013 included lower-of-cost-or-market product inventory write downs of $11.6 million related to our Endako Mine. Operating expenses in the first half of 2012 included lower-of-cost-or-market product inventory write downs of $20.9 million, of which $14.6 million related to our Endako Mine and $6.3 million related to our US inventory. Operating expenses in the first half of 2012 also included $5.2 million in commissioning and start-up costs for the new mill at the Endako Mine. The period-over-period decline in operating expenses was primarily due to significantly lower costs at the TC Mine due to the suspension of waste stripping activities together with the mining of significantly higher grade ore at TC Mine due to the planned mine pit sequencing discussed above.
The non-GAAP financial measure of cash cost per pound produced from our mines was $6.62 per pound in the first half of 2013 compared to $13.73 per pound for the same period in 2012. Cash cost per pound produced was lower in the first half of 2013 primarily as a result of lower cash costs at the TC Mine. Cash costs at the TC Mine in the first half of 2013 were lower than the first half of 2012 due to the absence of costs for waste stripping and higher production from a significantly higher ore grade, as discussed above, together with higher production and lower operating costs from the Endako Mine in the first half of 2013 compared to the first half of 2012. During the first half of 2012, the new mill at the Endako Mine was in the commissioning and start-up phase, which resulted in low production and high cash costs. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced.
Depreciation, Depletion and Amortization Expense
Depreciation, depletion and amortization expense in the first half of 2013 was $30.3 million compared to $31.1 million in the first half of 2012. During the fourth quarter of 2012, we recognized a pre-tax non-cash write down of our share of the Endako property, plant, equipment and development assets, which significantly lowered the carrying value and depreciable base of our share of assets at the Endako Mine, which, in turn, lowered depreciation, depletion and amortization costs for our share of the Endako Mine in the first half of 2013. This decline was partly offset by higher depreciation, depletion and amortization costs at the TC Mine as a result of a significantly higher volume of molybdenum sold during the first half of 2013 compared to the first half of 2012. Product inventory costs include depreciation, depletion and amortization. Depreciation, depletion and amortization in the first half of 2013 included lower-of-cost-or-market product inventory write downs of $2.3 million related to our Endako Mine. Depreciation, depletion and amortization in the first half of 2012 included lower-of-cost-or-market product inventory write downs of $6.8 million, of which $6.5 million related to our Endako Mine and $0.3 million related to our US inventory.
General and Administrative Expense
General and administrative expense in the first half of 2013 declined to $12.6 million from $14.1 million for first half of 2012 due primarily to lower stock-based compensation expense, lower payroll expense caused by lower headcount and lower information technology (IT) and outside services expenses. General and administrative expense for the first half of 2013 and

2012 included $1.9 million and $2.2 million, respectively, of stock-based compensation expense. Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based compensation applies.
Interest and Finance Fees
Interest and finance fees were $0.2 million in the first half of 2013 compared to $3.0 million in the first half of 2012. Interest and finance fees in the first half of 2013 related to $0.2 million of interest on the mobile mining equipment loans. Interest and finance fees in the first half of 2012 related to $1.3 million of commitment fees on the unused revolving credit facility, which we terminated in the fourth quarter of 2012, $1.2 million of debt issuance cost amortization, $0.2 million of capitalized interest amortization and $0.3 million of interest on the mobile mining equipment loans.
In the first half of 2013, we capitalized $49.5 million of interest and amortization of debt issuance costs, related to our secured and unsecured notes, tMEDS and equipment financing facility. In the first half of 2012, we capitalized $18.3 million of interest and debt issuance costs, related to our unsecured notes, tMEDS, equipment financing facility and revolving credit facility. We capitalize interest expense allocable to the cost of developing mining properties and to construct new facilities until assets are ready for their intended use. We will ultimately amortize this capitalized interest using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.
In the first half of 2013, we made cash interest payments of $35.4 million related to our secured and unsecured notes, tMEDS and equipment financing facility. In the first half of 2012, we made cash interest payments of $13.4 million related to our unsecured notes, tMEDS, equipment financing facility and revolving credit facility.
Foreign Exchange Losses
For the first half of 2013 and 2012, foreign exchange losses were $54.2 million and $1.3 million, respectively. These foreign currency losses were non-cash, primarily unrealized and related to intercompany notes that were entered into as part of a strategy to manage cash balances and fund our operations. In some instances, the intercompany notes are denominated in a different currency than the functional currency of the entity that holds the notes. The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.05 at June 30, 2013 compared to US$1.00 = C$1.02 at June 30, 2012.
Income and Mining Tax Expense (Benefit)
For the first half of 2013, our tax benefit was $1.2 million compared to a tax benefit of $22.9 million for the first half of 2012. The tax benefit for the six months ended June 30, 2013 differs from the tax that would result from applying the Canadian federal and provincial income tax rates primarily due to the US percentage depletion benefit; the pre-tax Endako Mine book loss, which has no tax benefit as a result of a valuation allowance recognized, in part, as a result of the asset impairment in the fourth quarter of 2012; and the reduction of a valuation allowance, in part, as a result of the tax treatment of interest expense. The tax benefit for the six months ended June 30, 2012 differs from the tax that would result from applying the Canadian federal and provincial income tax rates primarily due to the US percentage depletion benefit and the pre-tax book loss, attributable primarily to Canadian operations. The tax benefit for the six months ended June 30, 2012 was also impacted by an immaterial correction of $1.8 million related to the British Columbia mineral tax associated with TCM's share of the expansion costs at the Endako Mine. The adjustment relates to the quarter ended December 31, 2011.

Segment Discussion
We have three reportable segments, based on products and geography: US Operations Molybdenum, Canadian Operations Molybdenum and Copper-Gold (Development). The US Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the TC Mine and the Langeloth Facility, including the roasting at the Langeloth Facility of molybdenum products from the Endako Mine and all roasting and sales of third-party purchased material. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Copper-Gold (Development) segment includes all development expenditures and development site administration from Mt. Milligan. The following discussion presents operating and financial results for the three and six months ended June 30, 2013 and 2012 for each reportable segment.
US Operations Molybdenum
Thompson Creek Mine (TC Mine)
The table that follows summarizes TC Mine's operating and financial results for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2013	2012	2013	2012
Operational Statistics
Mined (000's ore tons)	2,475	2,894	5,831	4,610
Milled (000's tons)	2,558	2,457	5,097	5.099
Grade (% molybdenum)	0.098	0.056	0.112	0.067
Recovery (%)	92.3	83.1	93.1	88.4
Molybdenum production (000's lb)(1)	4,418	2,544	10,347	5,966
Cash cost ($/lb produced)(2)	$5.33	$13.46	$4.67	11.67
Molybdenum sold (000's lb)	6,216	3,130	11,495	6.218
Average realized sales price ($/lb)	$11.67	$14.73	$11.80	14.90
______________________________________________________________________________

(1)	Molybdenum production pounds reflected are molybdenum oxide and HPM.

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

General
In an effort to reduce costs at the TC Mine, given declines in molybdenum prices and compared to projected operating costs at TC Mine for 2015 and thereafter, in October 2012, we suspended waste stripping activities associated with the next phase of production at the TC Mine, referred to as Phase 8. We expect this revision to the mine plan to defer approximately $100 million in operating costs and $8 to $9 million in capital expenditures from October 2012 through 2014. Mining operations and production are expected to continue as planned through 2014 in the current Phase 7 of the mine. We also expect to preserve the assets at TC Mine to enable us to restart waste stripping of Phase 8 of the mine plan when market conditions warrant. A decision regarding whether and when to put the TC Mine on care and maintenance will be made by management based on market conditions and other considerations. If management commits to a plan to put the mine on care and maintenance, depreciation expense and asset values will be adjusted in accordance with applicable accounting rules.
Molybdenum Production and Cash Costs
Molybdenum production from the TC Mine was 4.4 million pounds in the second quarter of 2013, up 73.7% from the second quarter of 2012. Production for the second quarter of 2013 was favorably impacted by the higher grade ore from Phase 7, which resulted in higher mill recovery and higher production, compared to the second quarter of 2012. Lower-of-cost-or-market product inventory write downs at our TC Mine were nil and $6.6 million during the second quarter of 2013 and 2012, respectively.
Molybdenum production from the TC Mine was 10.3 million pounds for the six months ended June 30, 2013, up 73.4% from the six months ended June 30, 2012. Production for the first half of 2013 was favorably impacted by the higher grade ore from Phase 7, which resulted in higher mill recovery and higher production, compared to the first half of 2012. Lower-of-cost-or-market product inventory write downs at our TC Mine were nil and $6.6 million during the first half of 2013 and 2012, respectively.
The non-GAAP financial measure of cash cost per pound produced of $5.33 per pound in the second quarter of 2013 was significantly lower than $13.46 per pound in the second quarter of 2012. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced. The cash costs for the second quarter of 2013 were lower due to the absence of significant stripping costs related to Phase 8 and higher production as a result of the mine plan changes in 2012 discussed above. The cash costs in the second quarter of 2012 included stripping costs of $15.9 million, or $6.27 per pound produced, compared to the second quarter of 2013, when stripping activity had been deferred.
The non-GAAP financial measure of cash cost per pound produced of $4.67 per pound in the first half of 2013 was significantly lower than $11.67 per pound in the first half of 2012. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced. The cash costs for the first half of 2013 were lower due to the absence of significant stripping costs related to Phase 8 and higher production as a result of the mine plan changes in 2012 discussed above. The cash costs in the first half of 2012 included stripping costs of $26.0 million, or $4.36 per pound produced, compared to the first half of 2013, when stripping activity had been deferred.
Molybdenum Sold
Molybdenum pounds sold from the TC Mine in the second quarter of 2013 were 6.2 million pounds, up 98.6% from the second quarter of 2012. Higher sales volumes in 2013 were mainly the result of higher production as discussed above. The average realized sales price in the second quarter of 2013 was $11.67 per pound, which was down 20.8% from the second quarter of 2012 average realized sales price of $14.73 per pound.
Molybdenum pounds sold from the TC Mine in the first half of 2013 were 11.5 million pounds, up 84.9% from the first half of 2012. Higher sales volumes in 2013 were mainly the result of higher production as discussed above. The average realized sales price in the first half of 2013 was $11.80 per pound, which was down 20.8% from the first half of 2012 average realized sales price of $14.90 per pound.
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
The following is a summary of the Langeloth Facility's operating results for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2013	2012	2013	2012
Operational Statistics
Molybdenum sold from purchased product (000's lb)	1,458	3,028	3,698	5,595
Realized price on molybdenum sold from purchased product ($/lb)	$11.52	$14.48	$11.74	$14.62
Toll roasted and upgraded molybdenum processed (000's lb) (1)	1,068	1,289	1,967	3,155
Roasted metal products processed (000's lb)	5,609	4,094	11,578	6,072
______________________________________________________________________________

(1)	For the three months ended March 31, 2013, toll roasted and upgraded molybdenum processed incorrectly included 1,296,000 pounds of Endako Mine product.
General
In the second quarter of 2013, molybdenum sold from third-party purchased molybdenum concentrate was 1.5 million pounds, down 51.8% from the second quarter of 2012 due to substantially lower molybdenum purchases in 2013 compared to the same period in 2012. The realized price on molybdenum sold from purchased product in the second quarter of 2013 was $11.52 per pound, down 20.4% from $14.48 per pound in the second quarter of 2012 due to declines in the market price of molybdenum through the second quarter of 2013.
Molybdenum sold from purchased product of 3.7 million pounds for the six months ended June 30, 2013, was down 33.9% from the same period in 2012. The realized price on molybdenum sold from purchased product averaged $11.74 per pound for the six months ended June 30, 2013, down 19.7% from $14.62 per pound for the same period in 2012.
The volume of toll roasted and upgraded molybdenum processed during the three and six months ended June 30, 2013 was 1.1 million and 2.0 million, respectively, and was up 17.1% and down 37.7%, respectively, compared to the same periods of 2012. The increase for the three-month period was primarily due to increased customer demand for these services during the quarter, while the decrease for the year-to-date period was due to lower capacity for third-party material due to higher volume of Endako material processed.
The volume of roasted metal products processed during the three and six months ended June 30, 2013 was 5.6 million pounds and 11.6 million pounds, respectively, and increased 37.0% and 90.7%, respectively, compared to the same periods of 2012 primarily due to increased customer demand for these services.
Canadian Operations Molybdenum

Endako Mine
The table and related discussion that follows summarize our 75% share of the Endako Mine's operating and financial results for the three and six months ended June 30, 2013 and 2012 :

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2013	2012	2013	2012
Operational Statistics
Mined (000's ore tons) (1)	141	3,000	141	6,220
Milled (000's tons) (2)	3,322	3,351	5,521	5,838
Grade (% molybdenum) (2)	0.045	0.040	0.050	0.040
Recovery (%) (2)	68.2	59.2	68.2	55.4
Molybdenum production (000's lb) (3)	2,107	1,575	3,868	2,577
Cash cost ($/lb produced)(4)	$11.93	$16.37	$11.85	$18.51
Molybdenum sold (000's lb)	2,042	1,376	3,337	3,159
Average realized sales price ($/lb)	$11.45	$14.28	$11.47	$14.17
_______________________________________________________________________________

(1)	Beginning in August 2012 and through May 2013, molybdenum production was exclusively from stockpiled material.

(2)	Tons milled, grade and recovery statistics for the three and six months ended June 30, 2012 reflect adjustments made during the third quarter of 2012 for those periods.

(3)	Molybdenum production pounds are molybdenum oxide pounds.

(4)
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

General
In March 2012, we completed the mill expansion at the Endako Mine, which included the construction of a new mill to replace the previous mill constructed in the 1960's. The new mill is designed to process 55,000 tons of ore per day compared to 31,000 tons per day in the old mill. The old mill at the site has been shut down and is currently in a care and maintenance mode. During the first half of 2012, the new mill was in the commissioning and start-up phase, which resulted in low production and high cash costs.
During the third quarter of 2012, in an effort to reduce costs, we ceased mining ore from the Denak West mine pit at the Endako Mine and began processing stockpiled material. We milled approximately one-third of our existing stockpiled material through mid-2013. We resumed mining ore in the Endako pit in May 2013 and in the Denak West pit in June 2013. We are now processing both mined and stockpiled material.
From January through April 2013, we experienced tailings management issues at our Endako Mine associated with frozen water in the tailings pond. We were unable to feed sufficient water from the tailings pond to the mill on a consistent basis due to winter conditions, which negatively impacted mill throughput and, thus, our production of molybdenum through April 2013. Beginning in mid-February 2013, in an effort to defer required maintenance expense, all milled material from the Endako Mine was transported to our Langeloth facility to be roasted. We have made modifications to the piping and distribution of tailings to the pond and have instituted other tailings management procedures to address these issues to ensure the availability of a sufficient supply of water to the mill for future winter seasons.
Late in the first quarter of 2013, an 8,900 foot tear in one of the primary conveyor belts at the Endako Mine site resulted in in repair costs in the second quarter of 2013, of which our share was approximately $0.8 million, which negatively impacted the cash cost for the quarter. Production was not significantly impacted during this period due to the processing of ore from a crushed ore stockpile.

Management expects to continue optimizing production at Endako and may undertake additional cost savings and other measures at Endako in response to molybdenum market conditions.
Molybdenum Production and Cash Costs
Our 75% share of molybdenum production at the Endako Mine in the second quarter of 2013 of 2.1 million pounds increased compared to 1.6 million pounds for the second quarter of 2012 primarily due to higher ore grades and higher mill recoveries. During the second quarter of 2012, the recovery rate from the new mill was lower than anticipated, which resulted in low production and high cash costs. Lower-of-cost-or-market product inventory write downs at our Endako Mine were $8.3 million and $10.0 million during the second quarter of 2013 and 2012, respectively.
Our 75% share of molybdenum production at the Endako Mine in the first half of 2013 of 3.9 million pounds increased compared to 2.6 million pounds for the first half of 2012 primarily due to higher ore grades from the mined stockpiled material and higher mill recoveries. During the first half of 2012, the new mill was in the commissioning and start-up phase, which resulted in low production and high cash costs. The 2013 improvement in ore grade and recovery was partially offset by reduced mill throughput as a result of the continued tailings management issues described above. Lower-of-cost-or-market product inventory write downs at our Endako Mine were $13.9 million and $21.1 million during the first half of 2013 and 2012, respectively.
The non-GAAP financial measure of cash cost per pound produced decreased to $11.93 and $11.85, respectively, per pound for the three and six months ended June 30, 2013 from $16.37 and $18.51 per pound for the same periods in 2012, respectively. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced. This decline was driven by higher production at the Endako Mine for the three and six months ended June 30, 2013 and the result of roasting our product at our Langeloth facility as discussed previously. The cash costs per pound produced in the three and six months ended June 30, 2012 excluded $2.9 million and $5.2 million, respectively, of our share of commissioning and start-up costs for the new mill as discussed previously.
Molybdenum Sold
Our share of molybdenum sold from the Endako Mine in the second quarter of 2013 was 2.0 million pounds, which was up 48.4% from the second quarter of 2012. Higher sales volumes in 2013 were mainly the result of higher production as discussed above. The average realized sales price for the second quarter of 2013 was $11.45 per pound, which was down 19.8% from the second quarter of 2012 average realized sales price of $14.28 per pound as a result of declining market prices for molybdenum.
Our share of molybdenum sold from the Endako Mine in the first half of 2013 was 3.3 million pounds, which was up 5.6% from the first half of 2012. Higher sales volumes in 2013 were mainly the result of higher production as discussed above. The average realized sales price for the first half of 2013 was $11.47 per pound, which was down 19.1% from the first half of 2012 average realized sales price of $14.17 per pound as a result of declining market prices for molybdenum.
Copper-Gold (Development)
Mt. Milligan Project
During the three and six months ended June 30, 2013, we made cash capital expenditures of C$117.3 million and C$271.6 million, respectively, for the Mt. Milligan project. Capitalized interest and capitalized amortization of debt issuance costs were C$25.4 million and C$50.8 million for the three and six months ended June 30, 2013, respectively. Capital expenditures were primarily related to the ongoing construction of the tailings storage facility, buildings and facilities (concentrator, truck shop, administration building, and primary and pebble crushers), mine development and mining equipment. We have incurred C$1,411.5 million in cash spend since the inception of the project through June 30, 2013.
We are currently estimating an aggregate of approximately C$1.57 billion to construct and develop the Mt. Milligan copper-gold mine of which approximately C$160 million of expenditures remain to be spent. We currently estimate an additional C$40.0 million to C$50.0 million of aggregate capital expenditures for a permanent operations residence at Mt. Milligan, which is expected to be completed in 2014. Approximately C$5.4 million has been spent on the permanent operations residence and C$6.6 million was prepaid to one vendor in the first quarter of 2013. We expect to commence mining activities at Mt. Milligan during the third quarter of 2013 and expect to achieve commercial production in the fourth quarter of 2013. We continue to monitor our current costs, future cost estimates and scheduling for the project.

Liquidity and Capital Resources
Our primary sources of liquidity have been cash flow from operating activities, equipment financing facilities, the Gold Stream Arrangement with Royal Gold and our secured and unsecured notes. Our primary use of capital has been for the construction and development of mines and processing operations for the production of molybdenum, copper, gold and other metals.
At June 30, 2013, we had working capital of $473.9 million, including $402.8 million of cash and cash equivalents; $61.9 million of receivables and $36.6 million of short-term debt, including capital lease obligations. We manage our credit risk from accounts receivable through our collection activities. As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material delinquencies regarding the collection of our accounts receivable.
At June 30, 2013, we estimated future capital project cash expenditures of approximately C$160 million for the Mt. Milligan project (through completion) plus an additional C$40.0 million to C$50.0 million of estimated future cash capital expenditures for a permanent operations residence at Mt. Milligan, of which approximately C$5.4 million has been spent on the project and C$6.6 million was prepaid to one vendor in the first quarter of 2013, which is expected to be completed in 2014. We continue to monitor our current costs, future cost estimates and scheduling for the Mt. Milligan project. We believe that we have solidified our ability to fund our planned capital project expenditures with our $402.8 million of consolidated cash and cash equivalents, the expected remaining proceeds from Royal Gold under the Gold Stream Arrangement of $12.9 million, $4.0 million of expected funding under our equipment lease financing facility for the remaining mobile mining fleet at Mt. Milligan and our ongoing expected cash flow from operations.
Our ability to fund the completion of the Mt. Milligan project, satisfy our working capital needs and make our scheduled debt and interest payments depends on our future operating performance and cash flow (including a successful start-up of Mt. Milligan in the last half of 2013); average realized molybdenum, copper and gold prices; and our ability to access our current funding sources, including our equipment lease financing and our Gold Stream Arrangement with Royal Gold. We currently estimate that our cash balance will decline to the lowest point since 2007 during the fourth quarter of 2013 and the first quarter of 2014, when we expect to begin to receive cash and recognize revenue from copper, gold and silver sales from Mt. Milligan. If the start-up and ramp up to commercial production at Mt. Milligan takes longer than currently estimated, our liquidity, and thus our ability to complete Mt. Milligan and conduct our other operations, could be materially adversely effected. In the event that the time frame required to achieve designed mill recovery rates for copper and gold at Mt. Milligan is longer than currently anticipated, or additional capital is required to complete Mt. Milligan and enable it to reach its design capacity production and recovery, our liquidity may be materially adversely affected. Our profitability and long-term viability will depend, in large part, upon the market prices of copper and gold, which are volatile and have fluctuated widely. In connection with our first twelve shipments of concentrate from Mt. Milligan, we must pay to Royal Gold a percentage of the provisional payments that we receive from the applicable offtakers. We are obligated to make such payments to Royal Gold in the form of gold. As our agreements with the offtakers provide that we will receive provisional payments in cash, we will be required to buy gold to satisfy our obligation to pay Royal Gold in gold. The percentage of the provisional payments that we are required to pay to Royal Gold declines by shipment, declining to 0% after the 12th shipment for the life of the agreement. We are currently pursuing the possibility of hedging our exposure to gold prices in connection with these provisional payments to Royal Gold.
Operating Cash Flows
Cash provided by operating activities for the three and six months ended June 30, 2013 was $45.2 million and $60.5 million, respectively, compared to cash used of $20.4 million and $17.3 million, respectively, for the same periods of 2012. This increase was primarily due to higher sales volumes; higher production; and lower operating expenses, partially offset by declining molybdenum market prices.
Investing Activities
Cash used in investing activities for the three and six months ended June 30, 2013 was $146.8 million and $298.6 million, respectively, compared to $178.1 million and $358.1 million, respectively, for the same periods of 2012. During the three and six months ended June 30, 2013, we spent $119.5 million and $274.6 million, respectively, on property, plant and equipment expenditures, primarily related to the development of Mt. Milligan. Capitalized interest payments related to our Mt. Milligan development were $27.5 million and $35.4 million for the three and six months ended June 30, 2013, respectively. Additionally, investing activities for the first half of 2013 included $11.2 million of restricted cash primarily related to the release of construction hold-back accounts related to the development of Mt. Milligan.
As of June 30, 2013, we had approximately $5.7 million outstanding under our letters of credit/demand guarantees facility for an environmental bond with Fisheries and Oceans Canada related to Mt. Milligan. All letters of credit outstanding under this facility are secured by cash collateral.

Cash used in investing activities in the first half of 2012 was $358.1 million. During the first half of 2012, we spent $381.2 million on property, plant and equipment expenditures, primarily related to the Endako Mine mill expansion and the development of Mt. Milligan. Additionally, cash used in investing activities for the first quarter of 2012 included a reduction of $11.9 million of restricted cash, primarily comprised of amounts released related to construction holdback accounts related to the Endako Mine mill expansion and $24.3 million in released reclamation deposits related to a surety bond that replaced those reclamation deposits.
Financing Activities
Cash provided by financing activities for the three and six months ended June 30, 2013 was $36.5 million and $116.1 million, respectively, compared to $447.1 million and $491.1 million, respectively, for the same periods of 2012. The decrease was due primarily due to the 2012 issuance of the senior unsecured notes and tMEDS described below, partially offset by $37.8 million in sale-leaseback proceeds during the first half of 2013.
Gold Stream Arrangement
Pursuant to an agreement dated October 2010, as subsequently amended in December 2011 and August 2012, with a subsidiary of Royal Gold, Inc. ("Royal Gold") (referred to as the "Gold Stream Arrangement"), we agreed to sell Royal Gold 52.25% of the refined gold production from Mt. Milligan for a total upfront payment of $781.5 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. Pursuant to this Gold Stream Arrangement, TCM received total cash payments from Royal Gold through June 30, 2013 of $768.6 million, comprised of a payment of $37.0 million on June 1, 2013, $62.0 million on March 4, 2013, and payments of $305.0 million in 2012, $138.1 million in 2011 and $226.5 million in 2010. The final scheduled payment to be made by Royal Gold of $12.9 million is scheduled to be paid on September 1, 2013.
We must maintain a deposit record during the term of the Gold Stream Arrangement wherein we reduce the $781.5 million total amount paid by Royal Gold by the difference between the current market price, if higher than $435 per ounce at the time of sale of refined gold to Royal Gold and $435 per ounce, multiplied by the amount of refined gold sold in such sale. If, at the end of the initial 50-year term of the agreement, the total deposit amount reflected in the deposit record has not been reduced to nil, we must pay Royal Gold the remaining balance reflected in the deposit record.
In connection with our first twelve shipments of concentrate from Mt. Milligan, we must pay to Royal Gold a percentage of the provisional payments that we receive from the applicable offtakers. We are obligated to make such payments to Royal Gold in the form of gold. As our agreements with the offtakers provide that we will receive provisional payments in cash, we will be required to buy gold to satisfy our obligation to pay Royal Gold in gold. The percentage of the provisional payments that we are required to pay to Royal Gold declines by shipment, declining to 0% after the 12th shipment for the life of the agreement. We are currently pursuing the possibility of hedging our exposure to gold prices in connection with these provisional payments to Royal Gold.
Royal Gold has a security interest in all of the Mt. Milligan assets until its total deposit amount has been reduced to nil. Royal Gold's security interest is subject to subordination to project or corporate financings by us, except that, in such circumstances, Royal Gold retains a first priority interest in 52.25% of the refined gold from Mt. Milligan. The agreement with Royal Gold also restricts our ability to incur debt in excess of $350 million that is secured by the Mt. Milligan assets until the earlier of the date upon which 425,000 ounces of refined gold have been sold and delivered to Royal Gold pursuant to the agreement or the date upon which the aggregate dollar amount of the difference between the market price for the gold delivered to Royal Gold under the agreement and the price actually paid by Royal Gold pursuant to the terms of the agreement exceeds $280 million.
Endako Sale-Leaseback
On June 14, 2013 Thompson Creek Mining Ltd. entered into a sale-leaseback transaction with Caterpillar Financial Services Limited ("Caterpillar") with respect to certain equipment at the Endako Mine. We received $5.3 million in cash from Caterpillar for the sale of this equipment, which was subsequently leased back, after an upfront down payment of $1.4 million. The lease is considered to be a capital lease, with interest payments based on a fixed rate. As of June 30, 2013, this resulted in an increase to our capital lease obligation of $4.0 million. The agreement includes non-financial covenants, and as of June 30, 2013, we were in compliance with these covenants.
Caterpillar Equipment Financing Facility
On March 30, 2011, we entered into an equipment financing facility, as amended from time to time (the "Equipment Facility"), pursuant to which Caterpillar agreed to underwrite up to $132.0 million in mobile fleet equipment financing for the Mt. Milligan project. Pursuant to the Equipment Facility, we may draw down on the facility and use the proceeds from each drawdown to fund the purchase of this equipment. Caterpillar will purchase such equipment and simultaneously lease the equipment to us. Each borrowing under the Equipment Facility represents a capital lease and will have a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at our option. Our ability to borrow under the Equipment Facility terminates in December 2013 (or such later date as may be agreed upon by Caterpillar), and any unused commitments under the Equipment Facility will then terminate and no longer be available to us. At the end of each 48- or 60-month lease period, we have the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes non-financial covenants, and as of June 30, 2013, we were in compliance with these covenants.
As of June 30, 2013, we had drawn down $105.5 million under the facility and have $13.3 million net funding available under the facility for the mobile mining fleet at Mt. Milligan, of which we expect to draw $4.0 million for the balance of 2013.
During the first half of 2013, we entered into two sale-leaseback transactions with Caterpillar with respect to certain equipment pursuant to the Equipment Facility. As of June 30, 2013, we had received $32.5 million in cash from Caterpillar for the sale of this equipment, which was subsequently leased back. Interest payments are based on a fixed rate. The lease is considered to be a capital lease resulting in an increase to our capital lease obligation of $29.2 million after an upfront down payment of $3.2 million.
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
The 2017 Notes mature on December 1, 2017 and accrue interest from November 27, 2012 until maturity at a fixed rate of 9.75% per year. Interest on the 2017 Notes is payable on February 1 and August 1 of each year, and the first interest payment occurred on February 1, 2013. Interest is payable to the holders of record at the close of business on the January 15 and July 15 prior to each interest payment date.
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
The 2019 Notes mature on May 1, 2019 and accrue interest from May 11, 2012 until maturity at a fixed rate of 12.5% per year. Interest on the 2019 Notes is payable on May 1 and November 1 of each year, and the first interest payment occurred on November 1, 2012. Interest is payable to the holders of record at the close of business on the April 15 and October 15 prior to each interest payment date.
Tangible Equity Units (tMEDS)
On May 11, 2012, we completed a public offering of 8,800,000 tMEDS with a stated value of $25.00 per unit. The proceeds received in the offering were $212.3 million, which were net of financing fees of $7.7 million.

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

During the three and six months ended June 30, 2013, holders settled 100,000 and 460,000 purchase contracts, respectively, and TCM issued 458,550 and 2,109,330 shares of common stock, respectively.
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
Off-Balance Sheet Arrangements
As of June 30, 2013, we have commitments to purchase approximately 9.7 million pounds of molybdenum sulfide concentrate throughout the remainder of 2013 to 2016 to be priced at the time of purchase. In addition, we have fixed-priced contracts, under which we have committed to sell approximately 300,000 pounds of molybdenum oxide through the remainder of 2013 through 2015 at an average market price of $12.74 per pound.
In April 2010, we entered into a credit support agreement with British Columbia Hydro and Power Authority ("BC Hydro") related to the mill expansion project at the Endako Mine. Under this agreement, we are required to post financial assurance in an amount equal to BC Hydro's estimated out-of-pocket costs for work on the expansion project. The amount of the financial assurance as of June 30, 2013 was approximately C$16.5 million. The financial assurance is comprised of a guarantee for C$5.3 million and a surety bond for approximately C$11.2 million. Sojitz Moly Resources, Inc. (“Sojitz”) has agreed to reimburse TCM for 25% of any amounts paid under the C$5.3 million guarantee. The surety bond can be drawn down in the event of a shortfall in incremental revenues after the commissioning of the new mill facility. At this time, TCM does not anticipate having to post any additional financial assurance with respect to the BC Hydro credit support agreement.
At June 30, 2013, a shortfall in Endako's future electric power usage that would result in incremental payments to BC Hydro cannot be determined and is not deemed to be probable. As such, no accrual has been recorded. An accrual for any expected shortfall will be recorded if and when it is determined that a shortfall is probable and a reasonable estimate can be made.
In October 2012, in contemplation of the deferral of Phase 8 stripping activities, TCM entered into arrangements with certain employees of the TC Mine designed to retain and reward eligible employees for their contribution to the continued successful operation of the TC Mine through the end of Phase 7. Employees who are eligible for participation in these arrangements are to be paid within 60 days of the end of Phase 7, as determined by the Company. Because of the uncertainty surrounding the number of employees who may remain through such date as well as when that date may be, it is not possible for management to estimate the likely amount to be paid under these plans. Currently, management estimates that we could be obligated to pay up to approximately $3.3 million to such TC Mine employees under these arrangements.
Transactions with our Endako Mine Joint Venture Party
Our total sales to a company affiliated with Sojitz, our Endako Mine joint venture partner, represented 17.0% and 15.6% of our total revenues for the three and six months ended June 30, 2013, respectively, and 24.6% and 19.9% of our total revenues for the three and six months ended June 30, 2012, respectively. See Note 15 to our condensed consolidated financial statements included in this Form 10-Q for more information about transactions with this joint venture partner.

Critical Accounting Estimates and Accounting Developments
The critical accounting policies and estimates used in the preparation of our consolidated financial statements are set forth in our annual report on Form 10-K for the year ended December 31, 2012 and have not changed.
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
Adjusted Net Income, Adjusted Net Income Per Share—Basic and Diluted
Adjusted net income and adjusted net income per share-basic and diluted, are referred to in this MD&A. These are considered key measures by our management in evaluating our operating performance on a quarterly and annual basis. Management uses these measures in evaluating our performance as they represent profitability measures that are not impacted by items that management believes do not directly reflect our core operations, such as changes in the market price of our previously outstanding warrants or foreign exchange gains or losses on intercompany notes, or significant non-cash items, such as asset impairments, that are considered non-recurring in nature. These measures do not have standard meanings prescribed by US GAAP and may not be comparable to similar measures presented by other companies. We believe that these non-GAAP measures provide useful supplemental information to investors in order that they may evaluate our performance using the same measures as those used by management, and, as a result, the investor is afforded greater transparency in assessing our financial performance. Non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP.
Adjusted net income represents net income prepared in accordance with US GAAP, adjusted for significant non-cash items. For the three and six months ended June 30, 2013, the significant non-cash items were the impact of foreign exchange losses, which primarily relate to intercompany notes. For the three and six months ended June 30, 2012, the significant non-cash items were the impact of unrealized foreign exchange losses, which primarily relate to intercompany notes, and gains on the fair value adjustment related to certain warrants that were outstanding until June 30, 2012.
In connection with our strategy to manage cash balances and fund our operations, we will enter into intercompany loan arrangements. At times, the loans are denominated in currencies other than the measurement currency of one of the parties. US GAAP requires that notes that are intended to be repaid should not be considered a capital contribution, and, therefore, the foreign exchange fluctuations related to these loans impacts net income (loss) each period. At each period end, we compare the exchange rate between the Canadian and U.S. dollars to the exchange rate at the inception of the notes. The difference between those rates is recorded as an unrealized gain or loss on the Condensed Consolidated Statements of Operations and Comprehensive Loss at each quarter-end.
As the loans are only between Thompson Creek and its subsidiaries, management does not consider unrealized gains or losses on these loans in its evaluation of our financial performance, and we believe that presentation of our adjusted net income excluding these gains or losses provides useful information to our investors regarding our financial condition and results of operations.
In connection with our acquisition of Terrane Metals Corp. in 2010, we agreed to pay holders of common stock purchase warrants issued by Terrane certain share and cash consideration. Per guidance issued by the Emerging Issues Task Force, common stock purchase warrants with a strike price denominated in a currency other than the entity's reporting currency are not considered linked to equity and, therefore, are to be accounted for as derivatives. We thus accounted for the Terrane warrants as derivatives. We recorded a cumulative adjustment to retained earnings upon our acquisition of Terrane, and subsequent changes to the fair value of certain warrants were recorded to our Condensed Consolidated Statements of Operations and Comprehensive Loss at each quarter-end.
As a cash payment was not required by us at settlement of the Terrane warrants, management does not consider gains or losses on these warrants in its evaluation of our financial performance, and we believe that presentation of our adjusted net income (loss) excluding these gains or losses provides useful information to our investors regarding our financial condition and results of operations.

Adjusted net income per share-basic and diluted is calculated using adjusted net income, as defined above, divided by the weighted-average basic and weighted-average diluted shares outstanding during the period as determined in accordance with US GAAP.
The following table reconciles net loss presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per share-basic and diluted, for the three and six months ended June 30, 2013 and 2012. All figures within the tables are unaudited and are presented in US$ in millions, except shares and per share amounts.
For the Three Months Ended June 30, 2013

	Net (Loss) Income	Weighted-Average Basic Shares (000's)	$/Share	Weighted-Average Diluted Shares (000's)	$/Share
Net loss	$(19.2)	171,134	$(0.11)	171,134	$(0.11)
Add (Deduct):
Loss on foreign exchange	34.8	171,134	0.20	171,134	0.20
Tax benefit on foreign exchange loss	(1.8)	171,134	(0.01)	171,134	(0.01)
Non-GAAP adjusted net income	$13.8	171,134	$0.08	171,134	$0.08

For the Three Months Ended June 30, 2012

	Net Loss	Weighted-Average Basic Shares (000's)	$/Share	Weighted-Average Diluted Shares (000's)	$/Share
Net loss	$(14.8)	168,168	$(0.09)	168,168	$(0.09)
Add (Deduct):
Unrealized gain on common stock purchase warrants	(1.9)	168,168	(0.01)	168,168	(0.01)
Loss on foreign exchange	7.9	168,168	0.05	168,168	0.05
Tax benefit on foreign exchange loss	(1.8)	168,168	(0.01)	168,168	(0.01)
Non-GAAP adjusted net loss	$(10.6)	168,168	$(0.06)	168,168	$(0.06)

For the Six Months Ended June 30, 2013

	Net (Loss) Income	Weighted-Average Basic Shares (000's)	$/Share	Weighted-Average Diluted Shares (000's)	$/Share
Net loss	$(18.3)	170,440	$(0.11)	170,440	$(0.11)
Add (Deduct):
Loss on foreign exchange	54.2	170,440	0.32	170,440	0.32
Tax benefit on foreign exchange loss	(4.2)	170,440	(0.02)	170,440	(0.02)
Non-GAAP adjusted net income	$31.7	170,440	$0.19	170,440	$0.19

For the Six Months Ended June 30, 2012

	Net Loss	Weighted-Average Basic Shares (000's)	$/Share	Weighted-Average Diluted Shares (000's)	$/Share
Net loss	$(13.7)	168,111	$(0.08)	168,111	$(0.08)
Add (Deduct):
Unrealized gain on common stock purchase warrants	(1.8)	168,111	(0.01)	168,111	(0.01)
Loss on foreign exchange	1.3	168,111	0.01	168,111	0.01
Tax benefit on foreign exchange loss	(0.2)	168,111	—	168,111	—
Non-GAAP adjusted net loss	$(14.4)	168,111	$(0.08)	168,111	$(0.08)

During the second quarter of 2013, we made the decision to exclude the impact of foreign exchange gains and losses, which primarily relate to intercompany notes, from adjusted net income (loss) and adjusted net income (loss) per share - basic and diluted as described above. The following tables present adjusted net income (loss) and adjusted net income (loss) per share - basic and diluted on a comparable basis for quarters presented within the Summary of Quarterly Results table.

For the Three Months Ended March 31, 2013

	Net Income	Weighted-Average Basic Shares (000's)	$/Share	Weighted-Average Diluted Shares (000's)	$/Share
Net income	$0.9	169,654	$0.01	216,246	$—
Add (Deduct):
Loss on foreign exchange	19.4	169,654	0.11	216,246	0.09
Tax benefit on foreign exchange loss	(2.3)	169,654	(0.01)	216,246	(0.01)
Non-GAAP adjusted net income	$18.0	169,654	$0.11	216,246	$0.08

For the Three Months Ended December 31, 2012

	Net Loss	Weighted-Average Basic Shares (000's)	$/Share	Weighted-Average Diluted Shares (000's)	$/Share
Net loss	$(484.4)	168,727	$(2.87)	168,727	$(2.87)
Add (Deduct):
Fixed asset impairment	530.5	168,727	3.14	168,727	3.14
Tax benefit of fixed asset impairment	(183.3)	168,727	(1.09)	168,727	(1.09)
Tax valuation allowance at Endako Mine	119.2	168,727	0.71	168,727	0.71
Loss on foreign exchange	7.8	168,727	0.05	168,727	0.05
Tax benefit on foreign exchange loss	(1.7)	168,727	(0.01)	168,727	(0.01)
Non-GAAP adjusted net loss	$(11.9)	168,727	$(0.07)	168,727	$(0.07)

For the Three Months Ended September 30, 2012

	Net Loss	Weighted-Average Basic Shares (000's)	$/Share	Weighted-Average Diluted Shares (000's)	$/Share
Net loss	$(48.2)	168,710	$(0.29)	168,710	$(0.29)
Add (Deduct):
Goodwill impairment	47.0	168,710	0.28	168,710	0.28
Gain on foreign exchange	(21.3)	168,710	(0.13)	168,710	(0.13)
Tax expense on foreign exchange gain	4.1	168,710	0.02	168,710	0.02
Non-GAAP adjusted net loss	$(18.4)	168,710	$(0.12)	168,710	$(0.12)

For the Three Months Ended March 31, 2012

	Net (Loss) Income	Weighted-Average Basic Shares (000's)	$/Share	Weighted-Average Diluted Shares (000's)	$/Share
Net income	$1.1	168,054	$0.01	168,483	$0.01
Add (Deduct):
Unrealized loss on common stock purchase warrants	0.1	168,054	—	168,483	—
Gain on foreign exchange	(6.6)	168,054	(0.04)	168,483	(0.04)
Tax expense on foreign exchange gain	1.6	168,054	0.01	168,483	0.01
Non-GAAP adjusted net loss	$(3.8)	168,054	$(0.02)	168,483	$(0.02)

For the Three Months Ended December 31, 2011

	Net (Loss) Income	Weighted-Average Basic Shares (000's)	$/Share	Weighted-Average Diluted Shares (000's)	$/Share
Net income	$0.8	167,904	$—	168,360	$—
Add (Deduct):
Unrealized gain on common stock purchase warrants	(0.8)	167,904	—	168,360	—
Gain on foreign exchange	(8.7)	167,904	(0.05)	168,360	(0.05)
Tax expense on foreign exchange gain	1.7	167,904	0.01	168,360	0.01
Non-GAAP adjusted net loss	$(7.0)	167,904	$(0.04)	168,360	$(0.04)

For the Three Months Ended September 30, 2011

	Net Income	Weighted-Average Basic Shares (000's)	$/Share	Weighted-Average Diluted Shares (000's)	$/Share
Net income	$45.6	167,871	$0.27	168,533	$0.27
Add (Deduct):
Unrealized gain on common stock purchase warrants	(42.0)	167,871	(0.25)	168,533	(0.25)
Loss on foreign exchange	23.9	167,871	0.14	168,533	0.14
Tax benefit on foreign exchange loss	$(4.5)	167,871	$(0.03)	168,533	$(0.03)
Non-GAAP adjusted net income	$23.0	167,871	$0.13	168,533	$0.13

Cash Cost per Pound Produced, Weighted-Average Cash Cost per Pound Produced and Average Realized Sales Price per Pound Sold
Cash cost per pound produced, weighted-average cash cost per pound produced and average realized sales price per pound sold are considered key measures by management in evaluating our operating performance. Cash cost per pound produced, weighted-average cash cost per pound produced and average realized sales price per pound sold are not measures of financial performance, nor do they have a standardized meaning prescribed by US GAAP and may not be comparable to similar measures presented by other companies. We use these measures to evaluate the operating performance at each of our mines, as well as on a consolidated basis, as measures of profitability and efficiency. We believe that these non-GAAP measures provide useful supplemental information to investors in order that they may evaluate our performance using the same measures as those used by management and, as a result, the investor is afforded greater transparency in assessing our financial performance. Non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP.
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
The following table provides a reconciliation of cash costs and cash cost per pound produced, by mine, and operating expenses included in our Condensed Consolidated Statements of Operations and Comprehensive Loss in the determination of net loss. All figures within the tables are unaudited and are presented in US$ in millions, except shares and per share amounts.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Operating Expenses	Pounds Produced(1)	$/lb	Operating Expenses	Pounds Produced(1)	$/lb
	(in millions)	(000's lbs)		(in millions)	(000's lbs)
TC Mine
Cash costs—Non-GAAP(2)	$23.5	4,418	$5.33	$34.2	2,544	$13.46
Add/(Deduct):
Stock-based compensation	0.3			—
Inventory and other adjustments	6.7			4.9
GAAP operating expenses	$30.5			$39.1
Endako Mine
Cash costs—Non-GAAP(2)	$25.1	2,107	$11.93	$25.8	1,575	$16.37
Add/(Deduct):
Stock-based compensation	0.1			0.1
Commissioning and start-up costs	—			2.9
Inventory and other adjustments	(3.7)			(0.3)
GAAP operating expenses	$21.5			$28.5
Other operations GAAP operating expenses(3)	$21.8			$43.0
GAAP consolidated operating expenses	$73.8			$110.6
Weighted-average cash cost—Non-GAAP	$48.7	6,525	$7.46	$60.0	4,119	$14.57

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Operating Expenses	Pounds Produced(1)	$/lb	Operating Expenses	Pounds Produced(1)	$/lb
	(in millions)	(000's lbs)		(in millions)	(000's lbs)
TC Mine
Cash costs—Non-GAAP(2)	$48.3	10,347	$4.67	$69.6	5,966	$11.67
Add/(Deduct):
Stock-based compensation	0.5			0.1
Inventory and other adjustments	10.0			4.9
GAAP operating expenses	$58.8			$74.6
Endako Mine
Cash costs—Non-GAAP(2)	$45.8	3,868	$11.85	$47.7	2,577	$18.51
Add/(Deduct):
Stock-based compensation	0.2			0.3
Commissioning and start-up costs	—			5.2
Inventory and other adjustments	(8.9)			4.0
GAAP operating expenses	$37.1			$57.2
Other operations GAAP operating expenses(3)	$46.5			$78.4
GAAP consolidated operating expenses	$142.4			$210.2
Weighted-average cash cost—Non-GAAP	$94.1	14,215	$6.62	$117.3	8,543	$13.73

_______________________________________________________________________________

(1)	Production pounds are molybdenum oxide and HPM from our share of the production from the mines but exclude molybdenum processed from purchased product.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Molybdenum
Our consolidated molybdenum sales represent the sale of molybdenum in various forms from our mines and from third-party material that is purchased, processed and sold. Molybdenum sales for the quarter ended June 30, 2013 were $112.7 million, with cash generated by operations of $45.2 million. For each $1 per pound change in molybdenum prices (using the molybdenum pounds sold from our mined production in the first half of 2013), our revenue for the for the six months ended June 30, 2013 would change by approximately $14.8 million.

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
The following table sets forth our outstanding provisionally-priced contracts as of June 30, 2013, which all mature in 2013:

Pounds to be Sold/Purchased
(000's lb)
Provisionally-priced sales	92
Provisionally-priced purchases	—
We also enter into certain molybdenum sales contracts to sell future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. The following table sets forth our outstanding fixed-price molybdenum sales contracts as of June 30, 2013:

Molybdenum committed (000's lb)	300.0
Average price ($/lb)	$12.74
We elected to treat these contracts as normal purchase and normal sales contracts.
In the normal course of operations, we enter into agreements for the purchase of molybdenum. As of June 30, 2013, we had commitments to purchase approximately 9.7 million pounds of molybdenum sulfide concentrate throughout the remainder of 2013 to 2016, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.
Copper and Gold
Once Mt. Milligan is operational and we begin to sell concentrate from this mine, we will be exposed to fluctuations in the market price of copper and gold, each of which is affected by factors beyond our control. The extent to which these price fluctuations could affect our results of operations and financial condition will be determined by the volume of concentrate we sell from this mine. During the six months ended June 30, 2013 and June 30, 2012, we did not have exposure to fluctuations in the price of copper or gold.
Foreign Currency Exchange Risk
We transact business in various currencies in the normal course of our operations. All of our revenues are denominated in the U.S. dollar; however, we pay certain expenses attributable to our Canadian operations in the Canadian dollar. As a result, we have ongoing foreign exchange translation risk with respect to our Canadian operations. A decrease of 5% in the value of the US dollar relative to the Canadian dollar would have decreased operating income during the six months ended June 30, 2013 by approximately $1.3 million.
To help mitigate this risk, from time to time, we enter into various derivative instruments, such as foreign currency forward contracts, options and collars. The terms of these instruments are typically less than one year. We had no open foreign currency contracts as of June 30, 2013 or June 30, 2012.

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
The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM's disclosure controls and procedures are effective as of June 30, 2013.
Changes in Internal Control over Financial Reporting
There has been no change in TCM's internal control over financial reporting during the second quarter of fiscal year 2013 that has materially affected, or that is reasonably likely to materially affect, TCM's internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended June 30, 2013. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Description
3.1	Notice of Articles, dated September 24, 2010 (incorporated by reference to Exhibit 3.1 to TCM's Annual Report on Form 10-K filed with the SEC on February 24, 2011).
3.2	Certificate of Continuation, dated July 29, 2008 (incorporated by reference to Exhibit 3.1 to TCM's Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on March 1, 2010).
3.3	Articles of Continuance, effective July 21, 2008 (incorporated by reference to Exhibit 99.1 to TCM's Report on Form 6-K filed with the SEC on August 27, 2008).
*10.1	Amendment No. 1 to Copper Concentrate Sales Agreement, dated July 10, 2013, among Terrane Metals Corp., TCM and Glencore Ltd.
*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*95	Mine Safety Disclosures.
*101
The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

_______________________________________________________________________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMPSON CREEK METALS COMPANY INC.
Registrant

August 7, 2013	/s/ KEVIN LOUGHREY
Date	Kevin Loughrey (Chairman, Chief Executive Officer and Director)

August 7, 2013	/s/ PAMELA L. SAXTON
Date	Pamela L. Saxton (Principal Financial Officer and Principal Accounting Officer)