Form 10-Q
period 2013-09-30
Thompson Creek Metals Co Inc.
filed 2013-11-12
CIK 1415020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
Or
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 11, 2013, there were 171,452,069 shares of the registrant's common stock, no par value, outstanding.

THOMPSON CREEK METALS COMPANY INC.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share data)	September 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$322.8	$526.8
Accounts receivable	44.8	52.9
Accounts receivable-related parties	6.5	6.4
Product inventory	98.8	110.8
Material and supplies inventory	67.8	48.4
Prepaid expenses and other current assets	8.1	5.8
Income and mining taxes receivable	5.6	16.0
Restricted cash	21.8	37.1
	576.2	804.2
Property, plant, equipment and development, net	2,824.4	2,538.9
Restricted cash	5.7	5.7
Reclamation deposits	7.5	30.1
Other assets	27.3	31.3
	$3,441.1	$3,410.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$110.6	$128.5
Income, mining and other taxes payable	0.6	0.6
Current portion of Gold Stream deferred revenue	22.7	—
Current portion of long-term debt	15.3	16.6
Current portion of long-term capital lease obligations	20.6	14.1
Deferred income tax liabilities	9.4	5.9
Other current liabilities	12.3	13.8
	191.5	179.5
Gold Stream deferred revenue	758.8	669.6
Long-term debt	910.7	921.8
Long-term capital lease obligations	71.6	58.0
Other liabilities	7.3	5.3
Asset retirement obligations	36.1	36.6
Deferred income tax liabilities	105.3	137.5
	2,081.3	2,008.3
Commitments and contingencies (Note 13)
Shareholders' equity
Common stock, no-par, 171,452,069 and 168,726,984 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,028.9	1,017.9
Additional paid-in capital	229.7	233.8
Retained earnings	87.8	92.3
Accumulated other comprehensive income (loss)	13.4	57.9
	1,359.8	1,401.9
	$3,441.1	$3,410.2
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(in millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Molybdenum sales	$85.7	$72.6	$303.1	$291.8
Tolling, calcining and other	5.1	2.3	14.2	10.2
Total revenues	90.8	74.9	317.3	302.0
COSTS AND EXPENSES
Cost of sales
Operating expenses	64.1	85.7	206.4	290.8
Depreciation, depletion and amortization	14.4	17.0	44.7	48.1
Total cost of sales	78.5	102.7	251.1	338.9
Selling and marketing	1.4	1.4	6.4	4.5
Accretion expense	0.6	0.5	2.0	1.6
General and administrative	5.1	7.0	17.7	22.1
Exploration	0.7	0.5	1.3	1.9
Total costs and expenses	86.3	112.1	278.5	369.0
OPERATING INCOME (LOSS)	4.5	(37.2)	38.8	(67.0)
OTHER (INCOME) EXPENSE
Goodwill impairment	—	47.0	—	47.0
Start-up costs	10.2	0.2	10.3	5.3
Change in fair value of common stock purchase warrants	—	—	—	(1.8)
(Gain) loss on foreign exchange	(24.2)	(21.3)	30.0	(20.0)
Interest and finance fees	0.7	1.5	0.9	4.5
Interest income	(0.4)	(0.5)	(0.9)	(0.9)
Other	0.2	0.1	—	(0.3)
Total other (income) expense	(13.5)	27.0	40.3	33.8
Income (loss) before income and mining taxes	18.0	(64.2)	(1.5)	(100.8)
Income and mining tax expense (benefit)	4.2	(16.0)	3.0	(38.9)
NET INCOME (LOSS)	$13.8	$(48.2)	$(4.5)	$(61.9)
COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	29.4	62.0	(44.5)	54.4
Total other comprehensive income (loss)	29.4	62.0	(44.5)	54.4
Total comprehensive income (loss)	$43.2	$13.8	$(49.0)	$(7.5)

NET INCOME (LOSS) PER SHARE
Basic	$0.08	$(0.29)	$(0.03)	$(0.37)
Diluted	$0.06	$(0.29)	$(0.03)	$(0.37)
Weighted-average number of common shares
Basic	171.5	168.7	170.9	168.3
Diluted	216.5	168.7	170.9	168.3
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$13.8	$(48.2)	$(4.5)	$(61.9)
Items not affecting cash:
Goodwill impairment	—	47.0	—	47.0
Change in fair value of common stock purchase warrants	—	—	—	(1.8)
Depreciation, depletion and amortization	14.4	17.0	44.7	48.1
Accretion expense	0.6	0.5	2.0	1.6
Amortization of finance fees	—	0.9	—	2.1
Stock-based compensation	1.6	1.5	4.9	4.8
Product inventory write downs	11.8	21.6	23.4	42.5
Deferred income tax benefit	1.4	(11.7)	(8.9)	(34.4)
Unrealized loss on derivative instruments	—	(0.4)	—	1.7
Unrealized foreign exchange (gain) loss	(24.3)	(20.0)	30.0	(21.4)
Change in working capital accounts (Note 17)	0.2	(4.9)	(11.6)	(42.3)
Cash generated by (used in) operating activities	19.5	3.3	80.0	(14.0)
INVESTING ACTIVITIES
Capital expenditures	(112.9)	(203.7)	(387.5)	(584.9)
Capitalized interest payments	(19.1)	(1.3)	(54.5)	(14.4)
Restricted cash	3.1	(7.2)	14.3	4.7
Disposition of assets	—	—	0.2	—
Reclamation refunds	27.9	—	28.1	24.3
Reclamation deposits	(6.8)	—	(7.0)	—
Cash used in investing activities	(107.8)	(212.2)	(406.4)	(570.3)
FINANCING ACTIVITIES
Proceeds from the Gold Stream Arrangement	12.9	120.0	111.9	210.0
Proceeds from senior unsecured note issuance	—	—	—	200.0
Proceeds from tangible equity units	—	—	—	220.0
Proceeds from sales leaseback transactions	—	49.3	37.8	49.3
Down payments on capital lease transactions	—	—	(4.6)	—
Repayments of sale leaseback obligations	(3.5)	—	(7.6)	—
Repayments of capital lease obligations	(1.5)	(6.2)	(5.5)	(7.4)
Repayments of long-term debt	(4.6)	(4.4)	(12.8)	(6.6)
Issuance costs related to equity portion of tangible equity units	—	—	—	(6.4)
Debt issuance costs	—	(3.0)	—	(11.2)
Proceeds (costs) from issuance of common shares, net	0.7	0.6	0.9	(0.3)
Cash generated by financing activities	4.0	156.3	120.1	647.4
EFFECT OF EXCHANGE RATE CHANGES ON CASH	4.3	2.8	2.3	2.1
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(80.0)	(49.8)	(204.0)	65.2
Cash and cash equivalents, beginning of period	402.8	409.5	526.8	294.5
Cash and cash equivalents, end of period	$322.8	$359.7	$322.8	$359.7
Supplementary cash flow information (Note 17)
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2013
(UNAUDITED)

(in millions, except share data in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances at December 31, 2012	168,727	$1,017.9	$233.8	$92.3	$57.9	$1,401.9
Amortization of stock-based compensation	—	—	4.6	—	—	4.6
Shares issued under stock-based compensation programs	616	3.9	(2.9)	—	—	1.0
Tax benefit on issuance of tangible equity units	—	—	1.6	—	—	1.6
Tax benefit of stock option exercises	—	—	(0.3)	—	—	(0.3)
Settlement of prepaid common stock purchase contracts	2,109	7.1	(7.1)	—	—	—
Comprehensive loss:
Net loss	—	—	—	(4.5)	—	(4.5)
Foreign currency translation	—	—	—	—	(44.5)	(44.5)
Total comprehensive loss	—	—	—	—	—	(49.0)
Balances at September 30, 2013	171,452	$1,028.9	$229.7	$87.8	$13.4	$1,359.8
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted. This report should be read in conjunction with Thompson Creek Metals Company Inc.'s (“TCM,” “Company,” “we,” “us” or “our”) consolidated financial statements and notes contained in its Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation. Start-up costs of $0.2 million and $5.3 million for the three and nine months ended September 30, 2012, respectively, related to the mill expansion at Endako Mine were reclassified from operating expenses to start-up costs in the Consolidated Statements of Operations and Comprehensive Income (Loss) to disclose clearly the expenses related to ramping up to full production capacity. Restricted cash changes and Capital lease payments were reclassified from operating activities to investing activities in the Consolidated Statements of Cash Flows. Cash flow information for the three and nine months ended September 30, 2012 and the year ended December 31, 2012 have been represented for these adjustments. The following tables present the impact of the changes.

(in millions)	As Previously Reported	As Revised
Three months ended September 30, 2012 (unaudited)
Cash generated by (used in) operating activities	$(18.8)	$3.3
Cash (used in) investing activities	(186.3)	(212.2)
Effect of exchange rate changes on cash	(1.0)	2.8

(in millions)	As Previously Reported	As Revised
Nine months ended September 30, 2012 (unaudited)
Cash (used in) operating activities	$(36.1)	$(14.0)
Cash (used in) investing activities	(544.4)	(570.3)
Effect of exchange rate changes on cash	(1.7)	2.1

(in millions)	As Previously Reported	As Revised
Year ended December 31, 2012
Cash (used in) operating activities	$(82.8)	$(28.2)
Cash (used in) investing activities	(762.7)	(811.9)
Cash generated by financing activities	1,077.3	1,071.8
Effect of exchange rate changes on cash	0.5	0.6

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The condensed consolidated financial statements include the accounts of TCM and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Financial amounts are presented in United States (“US”) dollars unless otherwise stated. References to C$ are Canadian dollars.
2. Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts. Accounts receivable included trade receivables of $36.5 million and other receivables of $8.3 million as of September 30, 2013. Accounts receivable as of December 31, 2012 included trade receivables of $34.6 million and other receivables of $18.3 million. Other receivables primarily consisted of $5.0 million of Canadian Goods and Services Tax refundable to TCM as of September 30, 2013 and $12.9 million of Canadian Harmonized Sales Tax refundable to TCM as of December 31, 2012.
3. Inventory
The carrying value of product inventory was as follows:

(in millions)	September 30, 2013	December 31, 2012
Finished product	$42.2	$53.5
Work-in-process	29.3	32.3
Stockpiled material	27.3	25.0
	$98.8	$110.8
As of September 30, 2013, the carrying value of TCM's in process and finished product inventory was $98.8 million, net of lower-of-cost-or-market write downs. Total write downs were $13.7 million and $27.6 million for the three and nine months ended September 30, 2013, respectively. Inventory write downs in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 included $5.4 million and $17.0 million, respectively, of inventory write downs in operating expenses and $1.0 million and $3.3 million, respectively, of inventory write downs in depreciation, depletion and amortization. In addition, for the three and nine months ended September 30, 2013, $7.3 million of inventory write downs are included in start-up costs, of which $0.9 million are related to depreciation, depletion, and amortization.
As of September 30, 2012, the carrying value of TCM's in process and finished product inventory exceeded the market value. Total write downs were $29.5 million and $57.2 million for the three and nine months ended September 30, 2012, respectively. Inventory write downs in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 included $21.6 million and $42.5 million, respectively, of inventory write downs in operating expenses and $7.9 million and $14.7 million, respectively, of inventory write downs in depreciation, depletion and amortization.
4. Property, Plant, Equipment and Development, net
Property, plant, equipment and development, net was comprised of the following:

(in millions)	September 30, 2013	December 31, 2012
Mining properties and mineral reserves	$893.3	$978.0
Mining and milling equipment and facilities	1,883.7	467.5
Processing facilities	166.4	165.8
Construction-in-progress	87.1	1,089.0
Other	18.6	18.2
	3,049.1	2,718.5
Less: Accumulated depreciation, depletion and amortization	(224.7)	(179.6)
	$2,824.4	$2,538.9

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The construction-in-progress balance included $74.5 million and $1,079.8 million related to TCM's Mt. Milligan project under construction in British Columbia ("Mt. Milligan") as of September 30, 2013 and December 31, 2012, respectively.
Capitalized assets related to Endako Mine, an open pit molybdenum mine in British Columbia in which TCM owns a 75% joint venture interest (the "Endako Mine"), were subject to an asset impairment during the year ended December 31, 2012. See Note 6 of TCM's 2012 Form 10-K for further discussion of the asset impairment.
Allowances, which will be used to offset future taxable income, generated from qualifying new mine development costs were included as reductions to property, plant, equipment and development in the Condensed Consolidated Balance Sheets by $67.0 million and $55.4 million as of September 30, 2013 and December 31, 2012, respectively.
5. Impairments
During the third quarter of 2013, we negotiated a contract with U.S. Energy to sell land originally acquired by one of our subsidiaries for easements related to the Mt. Emmons project, in respect of which we terminated our interest in 2011. See Note 21 for further discussion. We assessed the impact of this contract on the carrying value of the land, and recorded a pre-tax, non-cash write down of the land value of $0.8 million, representing a write down to the land's fair value of $1.2 million.
During the third quarter of 2012, TCM suspended waste stripping activity associated with the next phase of production at TC Mine. This decision coupled with declines in molybdenum prices represented significant changes in our business requiring us to evaluate our goodwill for impairment on an enterprise-wide basis at September 30, 2012. For purposes of this evaluation, estimates of after-tax discounted future cash flows of the individual reporting units were used. The estimated cash flows were derived from life-of-mine plans developed using long-term analyst consensus pricing reflective of the current price environment and management’s projections for operating costs. As a result of this evaluation, an impairment charge of $47.0 million was recorded for the three and nine months ended September 30, 2012. There were no long-lived asset impairments during the three or nine months ended September 30, 2012.
These impairment charges were included in total other (income) expense in our Consolidated Statements of Operations and Comprehensive Income (Loss) and excluded from our non-GAAP measures of adjusted net income (loss) and adjusted net income (loss) per share-basic and diluted. See "Non-GAAP Financial Measures" in Item 2 for the definition and calculation of adjusted net income (loss).
6. Derivative Financial Instruments
TCM enters into various derivative financial instruments in its normal course of operations, including, but not limited to, provisionally-priced and fixed-price contracts to buy or sell molybdenum, commodity forward contracts, forward currency contracts and common stock purchase warrant contracts. None of TCM's derivative instruments were treated as hedges for accounting purposes and all were recorded in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception.
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
The fair value of TCM's assets and liabilities measured at fair value on a recurring basis was immaterial to TCM's Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012.
For the three and nine months ended September 30, 2013, the impact of derivative instruments was immaterial to TCM's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
For the three and nine months ended September 30, 2012, TCM recorded $1.2 million and $1.8 million, respectively, of gain and loss, respectively, within Loss on foreign exchange and nil and $1.8 million, respectively, of gains within Change in fair value of common stock purchase warrants in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The impact of other derivative instruments was immaterial to TCM's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
7. Fair Value Measurement

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

(in millions)	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Senior secured notes	$386.4	$—	$386.4	$—
Senior unsecured notes	513.2	—	513.2	—
Tangible equity units (tMEDS) (see Note 11)	18.9	—	—	18.9
	$918.5	$—	$899.6	$18.9

(in millions)	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
Senior secured notes	$363.5	$—	$363.5	$—
Senior unsecured notes	478.9	—	478.9	—
Tangible equity units (tMEDS) (see Note 11)	27.8	—	—	27.8
	$870.2	$—	$842.4	$27.8
The sensitivity to changes in the unobservable inputs and their impact on the fair value measurement of senior secured and unsecured notes can be significant. The significant unobservable inputs for the senior secured notes, senior unsecured notes and tMEDS are risk-free interest rates and credit spread assumptions. The risk-free interest rate and the credit spread are negatively correlated to the fair value measure. An increase in risk-free interest rates or the credit spread will decrease the fair value measure, and vice versa. TCM determined the fair value of senior secured and unsecured notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads. TCM determined the fair value of the debt component of tMEDS using a discounted cash flow model by obtaining yields for comparably-rated issuers trading in the market, considering the market yield of existing TCM debt and the credit rating of TCM.
There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2013. TCM's policy is to recognize transfers into and out of Level 3 as of the actual date of the event or change in circumstances.
8. Leases
Capital Leases
On June 14, 2013, we entered into a sale-leaseback transaction with Caterpillar Financial Services Limited ("Caterpillar") with respect to certain Endako Mine equipment (the "Endako Sale Lease-Back"). We received $5.3 million in cash from Caterpillar for the sale of this equipment, which was subsequently leased back, after an upfront down payment of $1.4 million.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The lease is considered to be a capital lease, with interest payments based on a fixed rate of 5.85%. The agreement includes certain non-financial covenants, and as of September 30, 2013, we were in compliance with these covenants. As of September 30, 2013, this resulted in a capital lease obligation of $3.8 million. For the three and nine months ended September 30, 2013, TCM incurred and paid $0.1 million of interest associated with the Endako Sale Lease-Back.
On March 30, 2011, TCM entered into an equipment financing facility with Caterpillar, as amended from time to time (the "Equipment Facility"), pursuant to which Caterpillar agreed to underwrite up to $132.0 million in mobile fleet equipment financing for the Mt. Milligan project. Each borrowing under the Equipment Facility represents a capital lease and has a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either a floating rate of LIBOR+3.45% or fixed rates ranging from 5.30% to 5.60%, at TCM's option. TCM's ability to borrow under the Equipment Facility terminates in September 2014 (as agreed by Caterpillar), and any unused commitments under the Equipment Facility will then terminate and no longer be available to TCM. At the end of each 48- or 60-month lease period, TCM has the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes non-financial covenants, and as of September 30, 2013, TCM was in compliance with these covenants.
During the first half of 2013, TCM entered into two additional sale-leaseback transactions with Caterpillar under the Equipment Facility. Interest payments are based on a fixed rate of 5.50%.
As of September 30, 2013, TCM had received $37.8 million in cash from Caterpillar for the sale of equipment, which was subsequently leased back. The leases are considered capital leases resulting in an increase to TCM's capital lease obligation of $33.2 million after upfront payments of $4.6 million.
As of September 30, 2013, TCM had $88.4 million in outstanding borrowings under the Equipment Facility. As of December 31, 2012, TCM had $72.1 million in outstanding borrowings under the Equipment Facility.
Interest pertaining to the Equipment Facility is allocable to the cost of developing mining properties and to constructing new facilities and is capitalized until assets are ready for their intended use. For the three and nine months ended September 30, 2013, TCM capitalized $0.9 million and $3.7 million, respectively, of the interest and debt issuance costs associated with the Equipment Facility, and paid $1.4 million and $3.5 million, respectively, of interest related to the Equipment Facility.
During the three and nine months ended September 30, 2012, TCM capitalized $0.5 million and $0.8 million, respectively, of interest and debt issuance costs associated with the Equipment Facility and paid $0.1 million and $0.4 million, respectively, of interest related to the Equipment Facility.
Beginning in September 2013, in conjunction with the start-up phase at Mt. Milligan, TCM ceased capitalizing the interest and debt issuance costs associated with the leases under the Equipment Facility for Mt. Milligan as the related assets were placed in service. During the three and nine months ended September 30, 2013, TCM expensed $0.5 million of interest and debt issuance costs associated with the Equipment Facility.
TCM's total capital lease obligations consisted of the following:

(in millions)	September 30, 2013	December 31, 2012
Equipment capital leases	$25.3	$29.8
Equipment facility sales-leaseback	63.1	42.3
Total obligation under equipment facility	88.4	72.1
Endako sale-leaseback	3.8	—
Total capital lease obligation	$92.2	$72.1
9. Debt
TCM's total debt consisted of the following:

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

(in millions)	September 30, 2013	December 31, 2012
Senior secured notes, net of discount	$347.2	$346.8
Senior unsecured notes	550.0	550.0
tMEDS	22.3	30.6
Equipment loans	6.3	10.6
Other	0.2	0.4
Total debt	926.0	938.4
Less: current portion	(15.3)	(16.6)
Total long-term debt	$910.7	$921.8
9.75% Senior Secured Notes
On November 27, 2012, TCM issued $350.0 million of 9.75% senior secured notes that mature on December 1, 2017 (the “2017 Notes”). The proceeds received in the offering were $336.8 million, net of financing fees of $10.0 million and a discount of $3.2 million.
Interest on the 2017 Notes is payable on February 1 and August 1 of each year, and the first interest payment occurred on February 1, 2013. For the three and nine months ended September 30, 2013, TCM paid $17.0 million and $23.1 million of interest, respectively. For the three and nine months ended September 30, 2013, TCM capitalized $9.2 million and $27.5 million, respectively, of the interest, discount amortization and debt issuance costs related to the 2017 Notes. See Note 10 of TCM's 2012 Form 10-K for further discussion.
For purposes of the fair market value disclosed in Note 7, the carrying value of the 2017 Notes as of September 30, 2013 was lower than their fair value of approximately $386.4 million.
12.5% Senior Unsecured Notes
On May 11, 2012, TCM issued $200.0 million of 12.5% senior unsecured notes that mature on May 1, 2019 (the “2019 Notes”). The proceeds received in the offering were $193.1 million, net of financing fees of $6.9 million.
Interest on the 2019 Notes is payable on May 1 and November 1 of each year, and the first interest payment occurred on November 1, 2012. For the nine months ended September 30, 2013, TCM paid $12.5 million of interest. For the three and nine months ended September 30, 2013, TCM capitalized $6.5 million and $19.5 million, respectively, of interest and debt issuance costs associated with the 2019 Notes. See Note 10 of TCM's 2012 Form 10-K for further discussion.
For purposes of the fair market value disclosed in Note 7, the carrying value of the 2019 Notes as of September 30, 2013 was lower than their fair value of approximately $206.5 million.
7.375% Senior Unsecured Notes
On May 20, 2011, TCM issued $350.0 million of 7.375% senior unsecured notes that mature on June 1, 2018 (the "2018 Notes"). The proceeds received in the offering were $339.9 million, net of financing fees of $10.1 million.
Interest is payable on June 1 and December 1 of each year, and the first interest payment occurred on December 1, 2011. For the nine months ended September 30, 2013, TCM paid $12.9 million of interest. For the three and nine months ended September 30, 2013, $6.8 million and $20.4 million, respectively, of interest and debt issuance costs related to the 2018 Notes was capitalized. See Note 10 of TCM's 2012 Form 10-K for further discussion.
For purposes of fair market value disclosed in Note 7, the carrying value of the 2018 Notes as of September 30, 2013 was higher than their fair value of approximately $306.7 million.
Mobile Mining Equipment Loans
On December 8, 2010, TCM executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during 2010. This fixed-rate loan bears interest at 3.6%, is scheduled to mature no later than December 8, 2015 and has an outstanding payable amount of $6.0 million as of September 30, 2013. TCM has an additional fixed-rate loan with Caterpillar bearing interest at 5.9% that is scheduled to mature no later than October 31, 2013 and has an outstanding payable amount of $0.3 million as of September 30, 2013.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

10. Gold Stream Arrangement
Pursuant to an agreement dated October 2010, as subsequently amended in December 2011 and August 2012, with a subsidiary of Royal Gold, Inc. ("Royal Gold") (referred to as the "Gold Stream Arrangement"), TCM agreed to sell Royal Gold 52.25% of the refined gold production from Mt. Milligan for a total upfront payment of $781.5 million plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. Pursuant to this Gold Stream Arrangement, through September 30, 2013, TCM has received total cash payments of $781.5 million from Royal Gold, comprised of a payment of $12.9 million on September 1, 2013, $37.0 million on June 1, 2013, $62.0 million on March 4, 2013, and payments of $305.0 million in 2012, $138.1 million in 2011 and $226.5 million in 2010.
TCM must maintain a deposit record during the term of the Gold Stream Arrangement wherein TCM reduces the $781.5 million paid by Royal Gold by the difference between the current market price, if higher than $435 per ounce at the time of a sale of refined gold to Royal Gold, and $435 per ounce, multiplied by the amount of refined gold sold in such sale. If, at the end of the initial 50-year term of the agreement, the total deposit amount reflected in the deposit record has not been reduced to nil, TCM must pay to Royal Gold the remaining balance reflected in the deposit record.
Royal Gold has a security interest in all of the Mt. Milligan assets until its total deposit amount has been reduced to nil. Royal Gold's security interest is subject to subordination to project or corporate financings by TCM, except that, in such circumstances, Royal Gold retains a first priority interest in 52.25% of the refined gold from Mt. Milligan. The agreement with Royal Gold also restricts TCM's ability to incur debt in excess of $350 million that is secured by the Mt. Milligan assets until the earlier of the date upon which 425,000 ounces of refined gold have been sold and delivered to Royal Gold pursuant to the agreement or the date upon which the aggregate dollar amount of the difference between the market price for the gold delivered to Royal Gold under the agreement and the price actually paid by Royal Gold pursuant to the terms of the agreement exceeds $280 million. After the total deposit amount has been reduced to nil, Royal Gold's security will consist solely of its first priority interest in 52.25% of the refined gold. The cash payments received under the Gold Stream Arrangement are recorded as deferred revenue in TCM's Condensed Consolidated Balance Sheets. Once Mt. Milligan is in production and begins delivering gold to Royal Gold, the liability will be amortized over the life of the mine based on the amount of gold delivered.
In the event of any default under the Gold Stream Arrangement, Royal Gold could require TCM to repay the deposits received from Royal Gold, which amounts totaled $781.5 million as of September 30, 2013.
11. Tangible Equity Units (tMEDS)
On May 11, 2012, TCM completed a public offering of 8,800,000 tMEDS with a stated value of $25.00 each. Each tMEDS unit consists of a prepaid common stock purchase contract and a senior amortizing note due May 15, 2015. The prepaid common stock purchase contracts were recorded as additional paid-in-capital (a component of shareholders' equity), net of issuance costs, and the senior amortizing notes, which bear interest at 11.68% per annum, were recorded as long-term debt. Issuance costs associated with the debt component were recorded as deferred financing costs within other assets on the Condensed Consolidated Balance Sheets, and are being amortized using the straight-line method over the term of the instrument to May 15, 2015. The unamortized deferred financing costs related to the tMEDS were $0.7 million as of September 30, 2013. For the three and nine months ended September 30, 2013, TCM paid $0.7 million and $2.4 million, respectively, in interest and capitalized interest and debt issuance costs of $0.8 million and $2.6 million, respectively, associated with tMEDS. For each of the three and nine months ended September 30, 2012, TCM paid $1.1 million and capitalized interest and debt issuance costs of $1.2 million and $1.8 million, respectively, associated with tMEDS.
At any time prior to the third business day immediately preceding May 15, 2015, the holder of a purchase contract may settle such purchase contract early. Purchase contracts settled prior to November 10, 2012 were settled at 4.3562 shares, which is 95% of the minimum settlement rate. Purchase contracts settled on or after November 11, 2012 but prior to the third business day preceding May 15, 2015 are settled for 4.5855 shares, subject in either case to certain adjustments. No purchase contracts were settled and no shares of common stock were issued relating to the tMEDS during the three months ended September 30, 2013. During the nine months ended September 30, 2013, holders settled 460,000 purchase contracts, and TCM issued 2,109,330 shares of common stock. No purchase contracts were settled and no shares of common stock were issued relating to the tMEDS during 2012.
For purposes of the fair market value disclosed in Note 7, the carrying values of the tMEDS as of September 30, 2013 were higher than their fair values of approximately $18.9 million.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

12. Stock-Based Compensation
Long-Term Incentive Plan
On May 6, 2010, TCM's shareholders approved the 2010 Long-Term Incentive Plan ("LTIP"). The LTIP allows TCM to grant stock options, share appreciation rights, restricted shares, restricted share units ("RSUs"), performance share units ("PSUs") or shares granted as bonus compensation. As of September 30, 2013, TCM has granted stock options, PSUs and RSUs under the LTIP, as discussed below.
TCM does not realize a tax benefit for stock-based awards granted to Canadian employees under the current Canadian tax law.
i)   Stock Options
The expiration date and vesting provisions of stock options granted are established at the time an award is made. Stock options generally vest over three years and are exercisable over a period of time not to exceed 10 years from the grant date but generally expire five years from the grant date. When an option is exercised, TCM issues the requisite shares from authorized but unissued common stock. The exercise price of options granted prior to March 1, 2011 is equal to the greater of: (i) the volume weighted-average trading price of the underlying shares on the Toronto Stock Exchange over the five consecutive trading days immediately before the grant date and (ii) if the grant date occurs in a trading black-out period, the weighted-average trading price over the five consecutive trading days immediately after the black-out period has been lifted. The exercise price of options granted after March 1, 2011 is equal to the volume weighted-average trading price of the underlying shares over the five consecutive trading days immediately before the grant date.
The following table summarizes stock option activity during the nine months ended September 30, 2013:

(options in thousands)	Options	Weighted-Average Exercise Price
	(000's)	(a)
Stock options outstanding at January 1, 2013	2,459	$11.50
Granted	366	3.43
Exercised	—	—
Canceled/expired/forfeited	(564)	12.99
Stock options outstanding at September 30, 2013	2,261	$9.83

(a)
The weighted-average exercise price of options outstanding is shown in US dollars as the majority of the options granted starting in 2011 have an exercise price denominated in US dollars. Options with a Canadian dollar strike price have been converted to US dollars for disclosure purposes using the exchange rates on the respective date of grant.

For the three and nine months ended September 30, 2013, TCM recorded compensation expense related to stock options of $0.1 million and $0.5 million, respectively.
For the three and nine months ended September 30, 2012, TCM recorded compensation expense related to stock options of $0.2 million and $0.8 million, respectively.
ii)    Performance Share Units
The following table summarizes the PSU activity during the nine months ended September 30, 2013:

(units in thousands)	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2013	845	$11.95
PSUs granted	933	4.21
Canceled/expired/forfeited	(242)	11.89
Outstanding at September 30, 2013	1,536	$7.26

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The vesting of the PSUs granted prior to January 1, 2012 is contingent upon the performance of TCM's share price relative to the established award price. At each anniversary date during the vesting period, if the per share closing price of TCM's common stock on such date is at or higher than the award price, then the awards will vest one-third on each anniversary date, and the requisite shares will be issued from authorized but unissued common stock. If the closing price is less than the award price, and therefore, the market condition is not achieved, then those PSUs do not vest and are carried forward to the following anniversary date. PSUs not vested at the end of the three-year vesting period will expire.
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
For the three and nine months ended September 30, 2013, TCM recorded compensation expense related to the PSUs of $0.7 million and $2.0 million, respectively.
For the three and nine months ended September 30, 2012, TCM recorded compensation expense related to the PSUs of $0.7 million and $2.0 million, respectively.
iii)     Restricted Stock Units
The following table summarizes RSU activity during the nine months ended September 30, 2013:

(units in thousands)	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2013	534	$9.30
RSUs granted	965	3.31
RSUs vested and common shares issued	(259)	9.35
Canceled/expired/forfeited	(60)	6.62
Outstanding at September 30, 2013	1,180	$4.52
TCM accounts for RSUs at fair value, which is based on the market value of TCM's common shares on the day of grant and recognized over the vesting period of three years. Upon vesting, TCM will issue the requisite shares from authorized but unissued common stock.
For the three and nine months ended September 30, 2013, TCM recorded compensation expense related to the RSUs of $0.6 million and $1.9 million, respectively.
For the three and nine months ended September 30, 2012, TCM recorded compensation expense related to the RSUs of $0.7 million and $1.8 million, respectively.
13. Commitments and Contingencies
Legal Matters
Below are descriptions of certain legal actions that involve certain properties of TCM. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not likely to have a material adverse effect on TCM's future consolidated financial position, results of operations or cash flows.
In May 2010, the Stellat'en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and TCM alleging that Endako Mine and the mill expansion project at Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty to consult with the Stellat'en First Nation in relation to the impacts of Endako Mine

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

and the mill expansion. The petitioners sought a declaration that the Provincial Crown did not fulfill its duty to consult with them in relation to the mill expansion project, a declaration that the mining permits and/or tenures held by TCM are invalid, an order quashing or setting aside the decision to issue a permit amendment to TCM and an injunction prohibiting further construction or alterations relating to the mill expansion project. The matter was heard by the Supreme Court of British Columbia in a hearing that took place in the first quarter of 2011. In August 2011, the Court dismissed the petitioners' claims in full. The Stellat'en First Nation subsequently filed a notice of appeal from that decision to the Court of Appeal of British Columbia seeking to have the decision of the Supreme Court of British Columbia set aside and seeking an order staying the permit amendment and any future permitting until the Province has engaged in further consultation. The government and TCM filed materials in response to the notice of appeal, and the matter was heard by the Court of Appeal in a hearing that took place in November 2012. In September 2013, the Court dismissed the petitioners’ appeal in full.
In April 2012, the Stellat'en First Nation filed a new petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mine and Petroleum Resources and TCM making similar allegations to those discussed above in relation to a new permit amendment and new water license granted to TCM in March 2012 for Endako Mine. In April 2012, the parties agreed to put this matter into abeyance. No date for hearing the new petition has been set.
Molybdenum Purchases
In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of September 30, 2013, TCM had commitments to purchase approximately 8.9 million pounds of molybdenum sulfide concentrate throughout the remainder of 2013 to 2016, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.
Molybdenum Sales
In the normal course of operations, TCM enters into certain molybdenum sales contracts where it sells future production at fixed prices. As of September 30, 2013, TCM had commitments to sell approximately 231,000 pounds of molybdenum oxide for the remainder of 2013 through 2015 at an average price of $13.20 per pound.
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
Capital Purchase Commitments
As of September 30, 2013, TCM had open purchase orders, contracts and capital purchase commitments of $9.7 million for engineering and equipment related to the development of Mt. Milligan and open purchase orders, contracts and capital purchase commitments of $20.0 million for the development of the permanent operations residence at Mt. Milligan.
Other Commitments and Contingencies
In April 2010, TCM entered into a credit support agreement with British Columbia Hydro and Power Authority ("BC Hydro") related to the mill expansion project at Endako Mine. Under this agreement, TCM was required to post financial assurance in an amount equal to BC Hydro's estimated out-of-pocket costs for work on the Endako mill expansion project. The amount of the financial assurance as of June 30, 2013 was approximately C$16.5 million, comprised of a guarantee for C$5.3 million and a surety bond for approximately C$11.2 million. In September 2013, BC Hydro completed its scheduled review of incremental revenues generated from Endako Mine and released TCM from the C$5.3 million guarantee and the approximate C$11.2 million surety bond. As of September 30, 2013, TCM has no further obligation to provide financial assurance to BC Hydro under the credit support agreement.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

In October 2012, in contemplation of the deferral of Phase 8 stripping activities, TCM entered into arrangements with certain employees of TC Mine designed to retain and reward eligible employees for their contribution to the continued successful operation of TC Mine through the end of Phase 7. Employees who are eligible for participation in these arrangements are to be paid within 60 days of the end of Phase 7, as determined by the Company.
During the third quarter of 2013, TCM replaced certain reclamation bond arrangements relating to Endako Mine and Mt. Milligan with letters of credit secured by a guarantee and cash collateral. Under the arrangements, the ACE Group, a surety company, provided a guarantee to Export Development Canada ("EDC"), who provided a guarantee to Royal Bank of Canada ("RBC"), who issued letters of credit to the British Columbia Ministry of Energy and Mines. In exchange for the surety company's guarantee, TCM has provided $7.0 million of cash collateral to the ACE Group and will pay total annual fees of approximately 1.7% of the total reclamation bond guarantee to the ACE Group, EDC, and RBC.
Three contractors have asserted claims pertaining to work performed under contracts relating to the construction of Mt. Milligan. The claims primarily relate to alleged productivity losses or alleged delays. The Company believes the claims are without merit and intends to defend itself vigorously in connection with such claims.
14. Income and Mining Tax Expense (Benefit)
Income and mining taxes for the three months ended September 30, 2013 and 2012 was an expense of $4.2 million and a benefit of $16.0 million, respectively. Income and mining taxes for the nine months ended September 30, 2013 and 2012 was an expense of $3.0 million and a benefit of $38.9 million, respectively. The tax expense for the three and nine months ended September 30, 2013 differs from the tax that would result from applying the Canadian federal and provincial income tax rates primarily due to the following items: the US percentage depletion benefit; the pre-tax Endako Mine book loss, which has no tax benefit as a result of a valuation allowance recognized, in part, as a result of the asset impairment in the fourth quarter of 2012; and the increase in our deferred tax liabilities as a result of an increase in the British Columbia provincial income tax rate. The tax expense for the nine months ended September 30, 2013 also differs due to the reduction of a valuation allowance, in part, as a result of the tax treatment of interest expense. The tax expense for the three and nine months ended September 30, 2013 included $0.4 million loss on foreign exchange. The tax benefit for the three and nine months ended September 30, 2012 differs from the tax that would result from applying the Canadian federal and provincial income tax rates primarily due to the US percentage depletion benefit and a non-taxable loss due to the goodwill impairment. The tax benefit for the nine months ended September 30, 2012 was also impacted by an immaterial correction of $1.8 million related to the British Columbia mineral tax associated with TCM's share of the mill expansion costs at Endako Mine. The adjustment relates to the three months ended December 31, 2011.

15. Net Income (Loss) per Share
The following is a reconciliation of net income (loss) and weighted-average common shares outstanding for purposes of calculating diluted net loss per share for the three and nine months ended September 30, 2013 and 2012:

(in millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$13.8	$(48.2)	$(4.5)	$(61.9)
Basic weighted-average number of shares outstanding	171.5	168.7	170.9	168.3
Effect of dilutive securities
Share-based awards	0.1	—	—	—
Prepaid common stock purchase contracts	44.9	—	—	—
Diluted weighted-average number of shares outstanding	216.5	168.7	170.9	168.3
Net income (loss) per share
Basic	$0.08	$(0.29)	$(0.03)	$(0.37)
Diluted	$0.06	$(0.29)	$(0.03)	$(0.37)
For the three months ended September 30, 2013, approximately 1.5 million PSUs were excluded from the computation of diluted weighted-average shares as the award prices exceeded the price of TCM's common stock as of September 30, 2013. For

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

the three months ended September 30, 2013, approximately 1.9 million stock options and 1.2 million RSUs were excluded from the computation of diluted weighted-average shares as the effect would have been anti-dilutive under the treasury stock method.
For the nine months ended September 30, 2013, TCM was in a net loss position, and approximately 1.5 million PSUs, 2.0 million stock options, 1.2 million RSUs and 44.9 million shares for the settlement of the tMEDS purchase contracts were excluded from the computation of diluted weighted-average shares.
For the three and nine months ended September 30, 2012, approximately 2.5 million stock options and 0.9 million PSUs were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM's common stock for the period.
16. Related Party Transactions
Total sales by TCM to Sojitz, TCM's Endako Mine joint venture partner, were $19.0 million and $54.3 million for the three and nine months ended September 30, 2013, respectively. These sales represented 20.9% and 17.1% of TCM's total revenues for the three and nine months ended September 30, 2013, respectively.
Total sales by TCM to Sojitz were $21.8 million and $67.0 million for the three and nine months ended September 30, 2012, respectively. These sales represented 29.1% and 22.2% of TCM's total revenues for the three and nine months ended September 30, 2012, respectively.
For the three and nine months ended September 30, 2013, TCM recorded management fee income of $0.1 million and $0.2 million, respectively, and selling and marketing costs of $0.1 million and $0.4 million, respectively, from Sojitz.
For the three and nine months ended September 30, 2012, TCM recorded management fee income of nil and $0.2 million, respectively, and selling and marketing costs of $0.1 million and $0.4 million, respectively, from Sojitz.
As of September 30, 2013 and December 31, 2012, TCM's related accounts receivable owed from Sojitz were $6.5 million and $6.4 million, respectively.
17. Supplementary Cash Flow Information

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Change in working capital accounts:
Accounts receivable	$10.8	$24.3	$7.9	$33.8
Product inventory	(21.0)	(33.4)	(16.6)	(68.3)
Material and supplies inventory	(14.3)	(1.0)	(20.4)	(1.6)
Prepaid expenses and other current assets	6.8	(0.1)	(2.4)	0.5
Income and mining taxes receivable	1.7	(0.7)	10.1	(6.0)
Accounts payable and accrued liabilities	16.5	2.3	10.5	(3.4)
Income, mining and other taxes payable	(1.1)	0.5	(1.5)	(0.5)
Non-cash property, plant and equipment	0.8	3.2	0.8	3.2
	$0.2	$(4.9)	$(11.6)	$(42.3)
Cash interest paid (1)	$19.1	$1.4	$54.5	$14.8
Income and mining taxes paid, net (2)	$1.4	$(7.8)	$1.7	$3.3

(1)
For the three and nine months ended September 30, 2013, the cash interest paid of $19.1 million and $54.5 million, respectively, had been previously capitalized related to the Company's debt, as described in Note 9. For the three and nine months ended September 30, 2012, the cash interest paid of $1.4 million and $14.8 million, respectively, had been previously capitalized related to the Company's debt, as described in Note 9.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

(2)
For the three months and nine months ended September 30, 2013 and 2012, a refund was received for $4.1 million and $9.0 million, respectively, of Canadian taxes related to prior year tax returns. In addition, a refund was received for $3.1 million of United States taxes in the first half of 2013, related to prior year tax returns.

Non-cash Investing and Financing Activities

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investing activities
Acquisition of property, plant and equipment under the Equipment Facility (see Note 8)	$—	$(51.0)	$—	$(54.7)
Increase in capital expenditure accrual	$—	$(33.6)	$—	$(13.4)
Capitalized debt costs (1)	$24.2	$—	$73.7	$—
Financing activities
Capital leases (2)	$—	$6.6	$—	$10.3

(1)	Included capitalized interest, amortization of deferred financing costs and debt discounts.

(2)	Excluded sale-leaseback capital leases.
18. Concentration of Credit Risk
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
TCM manages its credit risk from its accounts receivable through its collection activities. As of September 30, 2013, TCM had three customers who owed TCM more than $3.0 million and accounted for approximately 27.4% of total accounts and other receivables outstanding. Another eight customers had balances greater than $1.0 million but less than $3.0 million that accounted for approximately 25.8% of total accounts and other receivables. All of these customers were compliant with applicable credit terms and scheduled payment dates.
TCM's maximum counterparty and credit risk exposure is the carrying value of its cash and cash equivalents and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities and fixed-rate debt, excluding the 2017 Notes, 2018 Notes, 2019 Notes and tMEDS, as discussed in Notes 9 and 11, approximated fair value as of September 30, 2013.
19. Segment Information
TCM has three reportable segments, based on products and geography: US Operations Molybdenum, Canadian Operations Molybdenum and Copper-Gold. The US Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from TC Mine and the Langeloth Facility, including the roasting at the Langeloth Facility of molybdenum products from Endako Mine and all roasting and sales of third-party purchased material. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Copper-Gold segment includes all expenditures and site administration from Mt. Milligan, including all development costs until September 2013, when the Mine moved into the start-up phase. The Inter-segment represents the elimination of management fee income, revenue and cost of sales of product transported from the Canadian Operations to the US Operations for processing.
TCM's chief operating decision makers (Chief Executive Officer and Chief Operating Officer) evaluate segment performance based on segment revenue less costs and expenses. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration and interest income and expense items to its reporting

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

segments, unless such expenditures are directly related to segment operations. Segment information for the three and nine months ended September 30, 2013 and 2012 was as follows:
For the three months ended September 30, 2013:

(in millions)	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold	Inter- segment	Total
Revenues
Molybdenum sales	$67.1	$19.1	$—	$(0.5)	$85.7
Tolling, calcining and other	5.1	—	—	—	5.1
	72.2	19.1	—	(0.5)	90.8
Cost and expenses
Operating expenses	44.8	19.8	—	(0.5)	64.1
Selling and marketing	1.8	(0.1)	—	(0.3)	1.4
Depreciation, depletion and amortization	8.2	5.7	—	—	13.9
Accretion expense	0.3	0.2	0.1	—	0.6
	55.1	25.6	0.1	(0.8)	80.0
Segment revenue less costs and expenses	17.1	(6.5)	(0.1)	0.3	10.8
Other segment expenses
(Gain) loss on foreign exchange	0.1	0.3	(4.2)	—	(3.8)
Segment income (loss) before income and mining taxes	$17.0	$(6.8)	$4.1	$0.3	$14.6
For the three months ended September 30, 2012:

(in millions)	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold	Inter- segment	Total
Revenues
Molybdenum sales	$53.4	$19.7	$—	$(0.5)	$72.6
Tolling, calcining and other	2.3	—	—	—	2.3
	55.7	19.7	—	(0.5)	74.9
Cost and expenses
Operating expenses	59.3	26.9	—	(0.5)	85.7
Selling and marketing	1.0	0.7	—	(0.3)	1.4
Depreciation, depletion and amortization	4.8	11.6	—	—	16.4
Accretion expense	0.4	0.1	—	—	0.5
	65.5	39.3	—	(0.8)	104.0
Segment revenue less costs and expenses	(9.8)	(19.6)	—	0.3	(29.1)
Other segment income
(Gain) loss on foreign exchange	(1.2)	(2.1)	(6.0)	—	(9.3)
Segment income (loss) before income and mining taxes	$(8.6)	$(17.5)	$6.0	$0.3	$(19.8)

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

For the nine months ended September 30, 2013:

(in millions)	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold	Inter- segment	Total
Revenues
Molybdenum sales	$246.2	$57.4	$—	$(0.5)	$303.1
Tolling, calcining and other	14.2	—	—	—	14.2
	260.4	57.4	—	(0.5)	317.3
Cost and expenses
Operating expenses	150.1	56.8	—	(0.5)	206.4
Selling and marketing	5.3	1.9	—	(0.8)	6.4
Depreciation, depletion and amortization	24.9	18.4	—	—	43.3
Accretion expense	1.0	0.7	0.3	—	2.0
	181.3	77.8	0.3	(1.3)	258.1
Segment revenue less costs and expenses	79.1	(20.4)	(0.3)	0.8	59.2
Other segment expenses
(Gain) loss on foreign exchange	0.5	0.8	5.9	—	7.2
Segment income (loss) before income and mining taxes	$78.6	$(21.2)	$(6.2)	$0.8	$52.0

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

For the nine months ended September 30, 2012:

(in millions)	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold	Inter- segment	Total
Revenues
Molybdenum sales	$227.9	$65.6	$—	$(1.7)	$291.8
Tolling, calcining and other	10.2	—	—	—	10.2
	238.1	65.6	—	(1.7)	302.0
Cost and expenses
Operating expenses	213.4	79.0	—	(1.6)	290.8
Selling and marketing	3.2	2.2	—	(0.9)	4.5
Depreciation, depletion and amortization	16.0	30.6	—	—	46.6
Accretion expense	1.2	0.3	0.1	—	1.6
	233.8	112.1	0.1	(2.5)	343.5
Segment revenue less costs and expenses	4.3	(46.5)	(0.1)	0.8	(41.5)
Other segment income
(Gain) loss on foreign exchange	(1.1)	(2.1)	(5.0)	—	(8.2)
Segment income (loss) before income and mining taxes	$5.4	$(44.4)	$4.9	$0.8	$(33.3)
Reconciliation of Segment Income (Loss) to Net Income (Loss)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment income (loss)	$14.6	$(19.8)	$52.0	$(33.3)
Other expense (income)
Goodwill impairment	—	47.0	—	47.0
Change in fair value of common stock purchase warrants	—	—	—	(1.8)
General and administrative	5.1	7.0	17.7	22.1
Start-up costs	10.2	0.2	10.3	5.3
Exploration	0.7	0.5	1.3	1.9
Interest expense (income), net	0.3	1.0	—	3.6
(Gain) loss on foreign exchange	(20.4)	(12.0)	22.8	(11.8)
Corporate depreciation	0.5	0.6	1.4	1.5
Other	0.2	0.1	—	(0.3)
Income (loss) before income and mining taxes	18.0	(64.2)	(1.5)	(100.8)
Income and mining tax expense (benefit)	4.2	(16.0)	3.0	(38.9)
Net income (loss)	$13.8	$(48.2)	$(4.5)	$(61.9)
Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, was as follows (in millions):

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

As of September 30, 2013	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold	Inter-segment	Total
Capital expenditures (1)	$3.2	$2.0	$382.1	$0.2	$387.5
Property, plant, equipment and development, net	$262.1	$173.9	$2,385.2	$3.2	$2,824.4
Assets	$501.1	$240.9	$2,465.6	$233.5	$3,441.1
Liabilities	$81.5	$23.0	$910.2	$1,066.6	$2,081.3

As of December 31, 2012	US Operations Molybdenum	Canadian Operations Molybdenum	Copper-Gold	Inter-segment	Total
Capital expenditures (2)	$20.1	$84.0	$480.3	$0.5	$584.9
Property, plant, equipment and development, net	$285.5	$189.5	$2,058.7	$5.2	$2,538.9
Assets	$473.9	$257.1	$2,147.2	$532.0	$3,410.2
Liabilities	$83.3	$19.5	$868.5	$1,037.0	$2,008.3
(1)  Capital expenditures for the nine months ended September 30, 2013.
(2)  Capital expenditures for the nine months ended September 30, 2012.
20. Guarantor Financial Information
TCM has not presented separate combined financial statements of its subsidiary guarantors that guarantee the 2017 Notes, 2018 Notes and 2019 Notes, because (1) each of the subsidiary guarantors is wholly owned by TCM; (2) the guarantees are full and unconditional; (3) the guarantees are joint and several and (4) TCM has no independent assets and operations, and all subsidiaries of TCM other than the subsidiary guarantors are immaterial.
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
21. Subsequent Events
CEO Succession
On October 14, 2013, Jacques Perron succeeded Kevin Loughrey as TCM's Chief Executive Officer (CEO). On the same date, Timothy Haddon, TCM's Lead Director, succeeded Mr. Loughrey as Chairman of TCM's Board of Directors. In connection with Mr. Perron's appointment as CEO, he received a one-time signing bonus of $200,000, payable on his regular pay day following his first day of employment, and our Board approved a one-time inducement award comprised of stock options to purchase 400,000 shares of TCM's common stock and 300,000 RSUs, each to vest in three equal annual installments beginning on the first anniversary of the date of grant. These grants will be effective once TCM's trading blackout currently in effect is lifted, in accordance with applicable stock exchange requirements. The stock options will be exercisable for five years from the date of grant.
Development Properties
During the third quarter of 2013, TCM negotiated a contract with U.S. Energy to sell land originally acquired by one of TCM's subsidiaries for easements related to the Mt. Emmons project, and an agreement was reached in October 2013. This transaction represents the culmination of negotiations that were on-going as of the balance sheet date. As such, TCM has considered the impact of the contract on the carrying value of the land and recorded a pre-tax, non-cash write down of the land value of $0.8 million further discussed in Note 5.

THOMPSON CREEK METALS COMPANY INC.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

As of October 4, 2013, TCM terminated the vending agreement through which it had held an interest in the Davidson property. The Davidson property is an early-stage molybdenum property located in west-central British Columbia. The Company entered into the vending agreement to explore and develop the property in 2005. The termination of its interest in the Davidson property will have no material impact on the Company's financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Thompson Creek Metals Company Inc. and its subsidiaries (collectively, "Thompson Creek," "TCM," "we," "us" or "our") for the three and nine months ended September 30, 2013 and should be read in conjunction with TCM's interim financial statements and the notes thereto included in Item 1 herein and the discussion of Risk Factors included in Part II, Item 1A herein. Additionally, the following discussion should be read in conjunction with the consolidated financial statements, the related "Management's Discussion and Analysis of Financial Condition and Results of Operations," the discussion of "Risk Factors" and the discussion of TCM's "Business and Properties" in our 2012 Form 10-K.
The results of operations reported and summarized below are not necessarily indicative of future operating results. References to "Notes" are Notes included in the "Notes to Condensed Consolidated Financial Statements" in Item 1 herein. Throughout this MD&A, all references to earnings or losses per share are on a diluted basis, unless otherwise noted. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). All dollar amounts are expressed in US dollars unless otherwise indicated. References to C$ refer to Canadian dollars. Future Canadian to US foreign exchange rates are assumed to be C$1.00 = US$1.00. Additional information on the Company is available on EDGAR at www.sec.gov or on SEDAR at www.sedar.com.
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and applicable Canadian securities legislation. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Our forward-looking statements include, without limitation, statements with respect to: future financial or operating performance of the Company or its subsidiaries and its projects; access to existing or future financing arrangements; future inventory, production, sales, cash costs, capital expenditures and exploration expenditures; future earnings and operating results; expected concentrate and recovery grades; estimates of mineral reserves and resources, including estimated mine life and annual production; statements as to the projected development of Mt. Milligan and other projects, including expected commercial production commencement dates; and estimates of Mt. Milligan development costs; future operating plans and goals; and future molybdenum, copper, gold and silver prices.
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Important factors that could cause actual results and events to differ from those described in such forward-looking statements can be found in the section entitled "Risk Factors" in our 2012 Form 10-K, Quarterly Reports on Form 10-Q and other documents filed on EDGAR at www.sec.gov and on SEDAR at www.sedar.com. Although we have attempted to identify those material factors that could cause actual results or events to differ from those described in such forward-looking statements, there may be other factors, currently unknown to us or deemed immaterial at the present time, that could cause results or events to differ from those anticipated, estimated or intended. Many of these factors are beyond our ability to control or predict. Given these uncertainties, the reader is cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Highlights for the Third Quarter 2013

•
Mt. Milligan entered the start-up phase in September 2013 and produced 1,801 tons of copper-gold-silver concentrate ("concentrate"), which contained 1.1 million pounds of copper, 1,997 ounces of gold and 7,046 ounces of silver, each in concentrate.

•
Operating income for the third quarter of 2013 was $4.5 million compared to an operating loss of $37.2 million for the third quarter of 2012. Cost of sales during the third quarters of 2013 and 2012 included lower-of-cost-or-market product inventory write downs of $6.4 million and $29.5 million, respectively.

•	Net income for the third quarter of 2013 was $13.8 million, or $0.06 per diluted share. Net loss for the third quarter of 2012 was $48.2 million, or $0.29 per diluted share.

•
Non-GAAP adjusted net loss for the third quarter of 2013 was $7.6 million, or $0.04 per diluted share (excluding the non-cash impact of foreign exchange gains primarily related to intercompany notes and a non-cash fixed asset write down of $0.5 million, net of tax). Non-GAAP adjusted net loss for the third quarter of 2012 was $18.4 million, or $0.12 per diluted share (excluding the goodwill impairment and non-cash impact of foreign exchange gains primarily related to intercompany notes). See "Non-GAAP Financial Measures" below for the definition and calculation of adjusted net income.

•
Consolidated revenues for the third quarter of 2013 were $90.8 million, up 21.2% from $74.9 million in the third quarter of 2012. Molybdenum sales volumes were 8.3 million pounds in the third quarter of 2013 compared to 5.6 million pounds in the same quarter of 2012. Our average realized sales price for molybdenum in the third quarter of 2013 was $10.30 per pound compared to $12.85 per pound in the third quarter of 2012.

•	Molybdenum production from our mines for the third quarter of 2013 was 8.5 million pounds compared to 6.1 million pounds in the third quarter of 2012.

•
Non-GAAP average cash cost per pound produced for the third quarter of 2013 was $5.93 per pound compared to $9.46 per pound in the third quarter of 2012. Cash costs included no stripping costs at TC Mine in the third quarter of 2013 compared to $1.4 million for the third quarter of 2012. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced.

•
Cash generated by operating activities was $19.5 million in the third quarter of 2013, compared to cash generated by operating activities of $3.3 million in the third quarter of 2012. See "Liquidity and Capital Resources" below for additional information.

•
Capital expenditures on a cash basis incurred for the third quarter of 2013 were $112.9 million comprised of $109.8 million for the development of Mt. Milligan and $3.1 million of other capital costs for the Endako and TC Mines, the Langeloth Facility and corporate combined. The capital costs on a cash basis for the third quarter of 2013 excluded capitalized interest and capitalized amortization of debt issuance costs of $24.2 million.

•
Total cash and cash equivalents at September 30, 2013 were $322.8 million, compared to $526.8 million at December 31, 2012. Total debt as of September 30, 2013 was $1,018.2 million, including capital lease obligations, compared to $1,010.5 million as of December 31, 2012.

See "Financial Review" and "Liquidity and Capital Resources" below for additional information related to highlights.
Overview
We are a diversified North American mining company. We are a significant molybdenum supplier to the global steel and chemicals sectors. We have diversified into copper and gold with the construction, development, commissioning and start-up of our Mt. Milligan mine (“Mt. Milligan”) in British Columbia.
Mt. Milligan is an open-pit copper and gold mine and concentrator. Mt. Milligan is a conventional truck-shovel open-pit mine with a 66,000-ton per day copper flotation processing plant. We have estimated average annual production over the existing 22 year life of the mine of 81 million pounds of copper and 194,500 ounces of gold, each in concentrate. During the third quarter of 2013, we entered the commissioning and start-up phase of Mt. Milligan. While the majority of commissioning activities have been completed as of the date of this report, start-up activities are currently expected to continue into the first quarter of 2014, and we do not expect to achieve commercial production, defined as 30 days of 60% design capacity mill throughput, until the first quarter of 2014. However, in the fourth quarter of 2013, we expect Mt. Milligan will have produced more than a de minimis amount of saleable concentrate and, given the applicable US GAAP accounting rules, our consolidated financial statements may reflect Mt. Milligan revenue and costs in operating income rather than start-up costs beginning in the fourth quarter of 2013, which may adversely impact our operating margins. Initial production for September 2013 was 1,801 tons of concentrate, which contained 1.1 million pounds of copper, 1,997 ounces of gold and 7,046 ounces of silver, each in concentrate.
Our principal molybdenum producing properties are the Thompson Creek Mine, an open-pit molybdenum mine and concentrator in Idaho (the "TC Mine"), Endako Mine, an open-pit molybdenum mine, concentrator and roaster in British Columbia in which we own a 75% joint venture interest (the “Endako Mine”) and the Langeloth metallurgical facility in Pennsylvania (the “Langeloth Facility”). In March 2012, we completed a mill expansion project at Endako Mine which increased ore processing capacity from 31,000 tons per day to 55,000 tons per day.

At TC Mine, molybdenum production for the third quarter of 2013 was 5.7 million pounds at a cash cost of $4.30 per pound produced compared to 4.3 million pounds at a cash cost of $7.87 per pound produced for the third quarter of 2012. The primary improvement in production and cash cost was the result of the planned mine pit sequencing, transitioning into Phase 7 of production in the first half of 2012 and the suspension of waste stripping activity associated with the next phase of production, referred to as Phase 8. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced.
Given declines in molybdenum prices and projected operating costs at TC Mine for 2015 and thereafter, in October 2012, we suspended waste stripping activity associated with Phase 8. Ore mining operations and mill production are expected to continue as planned through 2014 in the current Phase 7 of the mine. A decision regarding whether and when to put TC Mine on care and maintenance will be made by management based on market conditions and other considerations. If TC Mine is put on care and maintenance, we expect to record a non-cash long-lived fixed asset impairment, which is currently estimated to be approximately $150 to $160 million, before taxes. In addition, there may be further impairments of material and supplies inventories which are currently being assessed. We expect to preserve the assets at TC Mine to enable us to restart waste stripping of Phase 8 of the mine plan when market conditions warrant.
At Endako Mine, our 75% share of molybdenum production for the third quarter of 2013 was 2.8 million pounds at a cash cost of $9.23 per pound produced compared to 1.8 million pounds at a cash cost of $13.19 per pound produced for the third quarter of 2012.
During the third quarter of 2013, we obtained higher ore grades and mill recoveries from Endako Mine primarily as a result of mining fresh ore versus stockpiled material together with optimization work performed by the Endako operations team, which improved production and cash costs per pound produced for the quarter. We are currently processing both mined and stockpiled material. During the third quarter of 2012, in an effort to reduce costs, we ceased mining fresh ore and began processing stockpiled material. We milled approximately one-third of our existing stockpiled material through mid-2013. While operating results continue to improve at Endako Mine, management expects to continue optimizing production operating activities at Endako, undertake additional cost savings and evaluate other measures at Endako in response to molybdenum market conditions.
Our consolidated results for the third quarter of 2013 reflected operating income of $4.5 million compared to an operating loss of $37.2 million for the same quarter of 2012. This improvement was primarily due to higher sales volumes; higher production and lower operating expenses, partially offset by declining molybdenum market prices. Cost of sales during the third quarter of 2013 and 2012 included lower-of-cost-or-market product inventory write downs of $6.4 million and $29.5 million, respectively.
Our consolidated net income for the third quarter of 2013 was $13.8 million, which was the result of operating income of $4.5 million and non-cash foreign currency gains of $24.2 million, partially offset by Mt. Milligan start-up costs of $10.2 million and an income and mining tax expense of $4.2 million. The net loss of $48.2 million during the third quarter of 2012 was primarily due to an operating loss of $37.2 million and goodwill impairment of $47.0 million offset by non-cash foreign currency gains of $21.3 million and an income and mining tax benefit of $16.0 million. The foreign currency gains were primarily unrealized and were related to intercompany notes that are denominated in a different currency than their measurement currency.
Our consolidated non-GAAP adjusted net loss for the third quarter of 2013 was $7.6 million, or $0.04 per diluted share (excluding the non-cash impact of foreign exchange gains primarily related to intercompany notes and a non-cash fixed asset write down of $0.5 million, net of tax). Non-GAAP adjusted net loss for the third quarter of 2012 was $18.4 million, or $0.12 per diluted share (excluding the non-cash goodwill impairment loss and non-cash impact of foreign exchange gains related to intercompany notes). See "Non-GAAP Financial Measures" below for the definition and calculation of adjusted net income.
At September 30, 2013, we estimated future capital project cash expenditures of approximately C$50 million to C$55 million for the Mt. Milligan project (through completion) plus an additional C$27 million to C$32 million of estimated future cash capital expenditures for a permanent operations residence at Mt. Milligan, which is expected to be completed in 2014. We believe that we have solidified our ability to finance these capital project expenditures with our $322.8 million of consolidated cash and cash equivalents, the $4.0 million of expected funding under our equipment lease financing facility for the remaining mobile mining fleet at Mt. Milligan and ongoing operating cash flow.
Our ability to fund the completion of Mt. Milligan, the permanent operations residence, our working capital needs and our scheduled debt and interest payments depends upon achieving sustainable future operating performance and operating cash flow at all of our operations, and average realized molybdenum, copper and gold prices.
Outlook

Our financial results can vary significantly as a result of fluctuations in the market prices of molybdenum, copper and gold and fluctuations in our production. World market prices for our products have fluctuated historically and are affected by numerous factors beyond our control. Any significant weakness in demand or reduction in prices may have a material adverse effect on our operating results, cash flows and financial condition.
The average published price for our products has fluctuated as follows for the periods shown:

	Molybdenum oxide (1)	Copper (2)	Gold (3)
October 2013	$9.50	$7,189	$1,315
Third quarter 2013	$9.42	$7,079	$1,327
Second quarter 2013	$10.87	$7,146	$1,414
First quarter 2013	$11.35	$7,928	$1,631
Fourth quarter 2012	$11.17	$7,909	$1,719
Third quarter 2012	$11.93
______________________________________________________________________________
(1) Average Platts Metals Week published price per pound for molybdenum oxide.
(2) Average Metals Bulletin Daily published price for London Metal Exchange (LME) settlement per tonne. We began tracking this information in Q4 2012.
(3) Average Metals Bulletin Daily published price for daily average London price per troy ounce. We began tracking this information in Q4 2012.
The key operating measures that management focuses on in operating our business are safety performance, production, cash cost per pound produced and capital expenditures. We continually review our operating strategy as commodity market conditions change.
Our in process and finished product molybdenum inventory were approximately 9.3 million pounds at September 30, 2013 and 11.0 million pounds at December 31, 2012. At September 30, 2013, we had 1,801 tons of concentrate inventory from Mt. Milligan, which contained 1.1 million pounds of copper, 1,997 ounces of gold and 7,046 ounces of silver, each in concentrate.
The commissioning and start-up phase of Mt. Milligan began in the third quarter of 2013. While the majority of commissioning activities have been completed as of the date of this report, start-up activities are currently expected to continue into the first quarter of 2014, and we do not expect to achieve commercial production, defined as 30 days of 60% design capacity mill throughput, until the first quarter of 2014. However, in the fourth quarter of 2013, we expect Mt. Milligan will have produced more than a de minimis amount of saleable concentrate and, given the applicable US GAAP accounting rules, our consolidated financial statements may reflect Mt. Milligan revenue and costs in operating income rather than start-up costs beginning in the fourth quarter of 2013, which may adversely impact our operating margins.
In September 2013, due to the start-up activities, the initial operating expenses for the concentrate produced from Mt. Milligan were in excess of the market value of the copper and gold concentrate produced, resulting in a lower-of-cost or market write-down of product inventory of $7.3 million, which is included in start-up costs. As a result, when this initial concentrate production is sold, there is not expected to be any gross margin related to those sales. For the fourth quarter of 2013, given ramp-up of production at Mt. Milligan, there may be further lower-of-cost or market inventory write-downs and little or no margins on the sales of concentrate. We expect average annual production from Mt. Milligan to be higher during the first full six years of production (approximately 89 million pounds of copper and 262,000 ounces of gold both in concentrate), compared to annual life-of-mine production. We expect to provide production, cash cost and capital spending guidance for 2014 once Mt. Milligan is fully operational and the 2014 operational budget and plan are finalized and approved by the Board of Directors.
The following table presents selected actual results for the first nine months of 2013 and our expected results for both TC Mine and Endako Mine for the full year 2013. Updated guidance for TC Mine and Endako Mine for 2014 will be provided once the 2014 operational budget and plan are finalized and approved by the Board of Directors.

	Nine Months Ended	Year Ended
	September 30, 2013 (Actual)	December 31, 2013 (Estimated, Including YTD Q3 2013)
Molybdenum
Molybdenum production (000's lb): (1)
TC Mine	16,063	20,000 - 22,000
Endako Mine (75% share)	6,688	9,500 - 10,000
Total molybdenum production (000's lb)	22,751	29,500 - 32,000
Cash cost ($/lb produced): (2)
TC Mine	$4.54	$ 4.50 - 4.75
Endako Mine	10.74	10.00 - 11.00
Total cash cost ($/lb produced)	$6.36	$ 6.25 - 6.75
Capital spending (in millions): (3)
Mt. Milligan (4)	$363.0	$ 410 - 420
Mt. Milligan permanent operations residence (5)	14.0	30 - 35
Mt. Milligan operations	5.1	15 - 20
TC and Endako Mines, Langeloth & other	5.4	8 - 10
Total capital spending	$387.5	$ 463 - 485
_______________________________________________________________________________

(1)	Production pounds reflected are molybdenum oxide and high performance molybdenum disulfide (“HPM”) from our share of production from the mines but exclude molybdenum processed from purchased product.

(2)
Weighted average of TC Mine and Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes: the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; and depreciation, depletion, amortization and accretion. The cash cost for TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from TC Mine to the Langeloth Facility. The cash cost for Endako Mine in 2013 includes an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from Endako Mine to the Langeloth Facility. See “Non-GAAP Financial Measures” for additional information.

(3)	Canadian to US foreign exchange rate for the remainder of 2013 assumed at parity (C$1.00 = US$1.00).

(4)
Excluded capitalized interest and capitalized amortization of debt issuance costs of $73.7 million. Also excluded certain unsettled discrete claims from contractors pertaining to work performed under contracts relating to the construction of Mt. Milligan, as discussed in Note 13 within Item 1.

(5)	Excluded $3.6 million of deposits made to one vendor, which occurred in the first quarter of 2013.

Selected Consolidated Financial and Operational Information

(in millions, except per share amounts and statistics)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
Financial Information
Revenues
Molybdenum sales	$85.7	$72.6	$303.1	$291.8
Tolling, calcining and other	5.1	2.3	14.2	10.2
Total revenues	90.8	74.9	317.3	302.0
Costs and expenses
Operating expenses	64.1	85.7	206.4	290.8
Depreciation, depletion and amortization	14.4	17.0	44.7	48.1
Total cost of sales	78.5	102.7	251.1	338.9
Total costs and expenses	86.3	112.1	278.5	369.0
Operating income (loss)	4.5	(37.2)	38.8	(67.0)
Other (income) expense	(13.5)	27.0	40.3	33.8
Income (loss) before income and mining taxes	18.0	(64.2)	(1.5)	(100.8)
Income and mining tax (benefit)	4.2	(16.0)	3.0	(38.9)
Net income (loss)	$13.8	$(48.2)	$(4.5)	$(61.9)
Net income (loss) per share
Basic	$0.08	$(0.29)	$(0.03)	$(0.37)
Diluted	$0.06	$(0.29)	$(0.03)	$(0.37)
Cash generated by (used in) operating activities	$19.5	$3.3	$80.0	$(14.0)
Adjusted Non-GAAP Measures: (1)
Adjusted net income (loss) (1)	$(7.6)	$(18.4)	$24.2	$(32.8)
Adjusted net income (loss) per share—basic (1)	$(0.05)	$(0.12)	$0.14	$(0.20)
Adjusted net income (loss) per share—diluted (1)	$(0.04)	$(0.12)	$0.14	$(0.20)
Operational Statistics
Molybdenum production (000's lb) (2)	8,536	6,139	22,751	14,682
Cash cost ($/lb produced) (3)	$5.93	$9.46	$6.36	$11.95
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	7,432	3,280	22,265	12,657
Purchased and processed product	888	2,369	4,586	7,964
	8,320	5,649	26,851	20,621
Average realized sales price ($/lb) (1)	$10.30	$12.85	$11.29	$14.15
_______________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)	Production pounds reflected are molybdenum oxide and HPM from our share of production from the mines but exclude molybdenum processed from purchased product.

(3)
Weighted average of TC Mine and Endako Mine (75% share) cash costs (mining, milling, mine site administration, roasting and packaging) for molybdenum oxide and HPM produced in the period, including all stripping costs. Cash cost excludes the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and start-up costs for Mt. Milligan. The cash cost for TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from TC Mine to the Langeloth Facility. The cash cost for Endako Mine in 2013 includes an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from Endako Mine to the Langeloth Facility. See “Non-GAAP Financial Measures” for additional information.
Selected Consolidated Financial and Operational Information (Continued)

(in millions, except share data)	As of September 30, 2013	As of December 31, 2012
Cash and cash equivalents	$322.8	$526.8
Total assets	$3,441.1	$3,410.2
Total debt, including capital lease obligations	$1,018.2	$1,010.5
Total liabilities	$2,081.3	$2,008.3
Shareholders' equity	$1,359.8	$1,401.9
Shares outstanding (000's)	171,452	168,727

Summary of Quarterly Results

(in millions, except per share amounts and statistics)	Sep 30 2013	Jun 30 2013	Mar 31 2013	Dec 31 2012	Sep 30 2012	Jun 30 2012	Mar 31 2012	Dec 31 2011	Sep 30 2011
Financial Information
Revenues	$90.8	$117.8	$108.7	$99.4	$74.9	$113.5	$113.6	$116.7	$154.8
Operating income (loss)	$4.5	$17.2	$17.1	$(540.9)	$(37.2)	$(18.4)	$(16.5)	$(18.1)	$22.4
Net income (loss)	$13.8	$(19.2)	$0.9	$(484.4)	$(48.2)	$(14.8)	$1.1	$0.8	$45.6
Income (loss) per share:
—basic	$0.08	$(0.11)	$0.01	$(2.87)	$(0.29)	$(0.09)	$0.01	$—	$0.27
—diluted	$0.06	$(0.11)	$—	$(2.87)	$(0.29)	$(0.09)	$0.01	$—	$0.27
Cash generated by (used in) operating activities (1)	$19.5	$45.2	$15.3	$(14.2)	$3.3	$(20.4)	$3.1	$21.1	$51.4
Adjusted Non-GAAP Measures (2)
Adjusted net income (loss) (2)	$(7.6)	$13.8	$18.0	$(11.9)	$(18.4)	$(10.6)	$(3.8)	$(7.0)	$23.0
Adjusted net income (loss) per share (2)
—basic (2)	$(0.05)	$0.08	$0.11	$(0.07)	$(0.12)	$(0.06)	$(0.02)	$(0.04)	$0.13
—diluted (2)	$(0.04)	$0.08	$0.08	$(0.07)	$(0.12)	$(0.06)	$(0.02)	$(0.04)	$0.13
Operational Statistics
Molybdenum production (000's lb) (3)	8,536	6,525	7,690	7,747	6,139	4,119	4,424	4,310	3,696
Cash cost ($/lb produced) (2)	$5.93	$7.46	$5.91	$6.58	$9.46	$14.57	$12.95	$12.69	$15.62
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	7,432	8,259	6,574	5,490	3,280	4,506	4,871	5,368	7,426
Purchased and processed product	888	1,458	2,240	2,578	2,369	3,028	2,567	2,650	2,191
	8,320	9,717	8,814	8,068	5,649	7,534	7,438	8,018	9,617
Average realized sales price ($/lb)(2)	$10.30	$11.60	$11.87	$11.77	$12.85	$14.55	$14.74	$14.08	$15.64
___________________________________________________________________

(1)
Certain amounts for the quarters ended September 30, 2012 and December 31, 2012 have been revised to present adjustments made primarily related to our presentation of capital lease activities in our Consolidated Statements of Cash Flows. We have concluded that these revisions are not material to our previously issued consolidated financial statements. See Note 1 within Item 1.

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

Financial Review
Three Months Ended September 30, 2013 (Unaudited)
Net Income (Loss)
Net income for the third quarter of 2013 was $13.8 million, or $0.06 per diluted share, compared to a net loss of $48.2 million, or $0.29 per diluted share for the third quarter of 2012. Net income for the third quarter of 2013 was due to operating income of $4.5 million and non-cash foreign currency gains of $24.2 million on intercompany notes, partially offset by Mt. Milligan start-up costs of $10.2 million and income and mining tax expense of $4.2 million. During the same quarter of 2012, we realized net loss of $48.2 million primarily due to an operating loss of $37.2 million and a non-cash goodwill impairment of $47.0 million, partially offset by a non-cash foreign currency gains of $21.3 million and an income and mining tax benefit of $16.0 million. The non-cash foreign currency gains were primarily unrealized and related to intercompany notes that are denominated in a different currency than their measurement currency.
The decrease in operating loss for the third quarter of 2013 compared to the third quarter of 2012 was primarily due to higher sales volumes; lower operating expenses; higher production and slightly favorable changes in the exchange rate between the U.S. dollar and the Canadian dollar all of which were partially offset by declining molybdenum market prices.
Non-GAAP adjusted net loss for the three months ended September 30, 2013 (which excluded the fixed asset write down (net of tax impacts) and the non-cash impact of foreign exchange gains (net of tax benefits) primarily related to intercompany notes) was $7.6 million, or $0.04 per diluted share. Non-GAAP adjusted net loss for the three months ended September 30, 2012 (which excluded the non-cash goodwill impairment and the non-cash impact of foreign exchange gains (net of tax benefits)) was $18.4 million, or $0.12 per diluted share. See "Non-GAAP Financial Measures" below for the definition and reconciliation of adjusted net income.
Revenues
Revenues in the third quarter of 2013 were $90.8 million, up 21.2% compared to revenue in the third quarter of 2012 as a result of higher sales volumes, partially offset by lower average realized sales prices. We sold approximately 8.3 million and 5.6 million pounds of molybdenum in the third quarters of 2013 and 2012, respectively, of which 7.4 million pounds and 3.3 million pounds, respectively, were from our mines. The average realized sales price for molybdenum in the third quarter of 2013 was $10.30 per pound, which was $2.55 per pound, or 19.8%, lower than the average realized sales price in the third quarter of 2012.
Operating Expenses
Operating expenses for the third quarter of 2013 were $64.1 million, which were down 25.2% from the same quarter in 2012. Operating expenses in the third quarter of 2013 included lower-of-cost-or-market product inventory write downs of $5.4 million, all related to Endako Mine. Operating expenses in the third quarter of 2012 included lower-of-cost-or-market product inventory write downs of $21.6 million, of which $7.9 million related to TC Mine and $13.7 million related to Endako Mine. Operating expenses in the third quarter of 2012 also included $0.2 million in start-up costs for the new mill at Endako Mine. The period-over-period decline in operating expenses was primarily due to significantly lower costs at TC Mine due to the suspension of waste stripping activities.
The non-GAAP financial measure of cash cost per pound produced from our mines was $5.93 per pound in the third quarter of 2013 compared to $9.46 per pound for the same quarter in 2012. Cash cost per pound produced was lower in the third quarter of 2013 primarily as a result of lower cash costs at TC Mine. Cash costs at TC Mine in the third quarter of 2013 were lower than the third quarter of 2012 due to the absence of costs for waste stripping and higher production from a significantly higher ore grade, as discussed above, together with higher production and lower operating costs from Endako Mine in the third quarter of 2013 compared to the third quarter of 2012. During the third quarter of 2012, though the new mill at Endako was commissioned, the recovery rate was lower than anticipated, which resulted in low production and high cash costs. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced.
Depreciation, Depletion and Amortization Expense
Depreciation, depletion and amortization expense in the third quarter of 2013 was $14.4 million compared to $17.0 million in the third quarter of 2012 due to lower depreciation, depletion and amortization costs for our share of Endako Mine. During the fourth quarter of 2012, we recognized a pre-tax non-cash write down of our share of the Endako property, plant and equipment and development assets, which significantly lowered the carrying value and depreciable base of our share of the assets at Endako Mine, which, in turn, lowered depreciation, depletion and amortization costs for our share of Endako Mine in the third quarter of 2013. Product inventory costs include depreciation, depletion and amortization. Depreciation, depletion and amortization in the third quarter of 2013 included lower-of-cost-or-market product inventory write downs of $1.0 million related to Endako Mine. Depreciation, depletion and amortization in the third quarter of 2012 included lower-of-cost-or-market product inventory write downs of $7.9 million, of which $0.8 million related to US inventory and $7.1 million related to Endako Mine.
General and Administrative Expense
General and administrative expense declined in the third quarter of 2013 to $5.1 million from $7.0 million for the third quarter of 2012 due primarily to lower payroll expense caused by lower headcount and lower information technology (IT) and legal expenses. General and administrative expense for the third quarter of 2013 and 2012 included $1.0 million and $1.1 million, respectively, of stock-based compensation expense. Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based compensation applies.
Start-up Costs
Start-up costs increased in the third quarter of 2013 to $10.2 million from $0.2 million for the third quarter of 2012. Start-up costs in 2013 related to the start-up of Mt. Milligan, including lower-of-cost-or-market product inventory write downs of $7.3 million, while start-up costs in the third quarter of 2012 related to the mill expansion at Endako Mine.
Impairments
During the third quarter of 2013, we negotiated a contract with U.S. Energy to sell land originally acquired by one of our subsidiaries for easements related to the Mt. Emmons project, in respect of which we terminated our interest in 2011. We assessed the impact of this contract on the carrying value of the land, and recorded a pre-tax, non-cash write down of the land value $0.8 million, representing a write down to the land's fair value of $1.2 million. This non-cash write down is presented as other expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Given declines in molybdenum prices and projected operating costs at TC Mine for 2015 and thereafter, in October 2012, we suspended waste stripping activity associated with Phase 8. Ore mining operations and mill production are expected to continue as planned through 2014 in the current Phase 7 of the mine. A decision regarding whether and when to put TC Mine on care and maintenance will be made by management based on market conditions and other considerations. If TC Mine is put on care and maintenance, we expect to record a non-cash long-lived fixed asset impairment, which is currently estimated to be approximately $150 to $160 million, before taxes. In addition, there may be further impairments of material and supplies inventories which are currently being assessed. We also expect to preserve the assets at TC Mine to enable us to restart waste stripping of Phase 8 of the mine plan when market conditions warrant.
During the third quarter of 2012, we suspended waste stripping activity associated with the next phase of production at TC Mine. This decision coupled with declines in molybdenum prices represented significant changes in our business requiring us to evaluate our goodwill for impairment on an enterprise-wide basis at September 30, 2012. For purposes of this evaluation, estimates of after-tax discounted future cash flows of the individual reporting units were used. The estimated cash flows were derived from life-of-mine plans developed using long-term analyst consensus pricing reflective of the current molybdenum price environment and management’s projections for operating costs. As a result of this evaluation, an impairment charge of $47.0 million was recorded for the three and nine months ended September 30, 2012. There were no asset impairments during the three or nine months ended September 30, 2012.
Interest and Finance Fees
Interest and finance fees were $0.7 million in the third quarter of 2013 compared to $1.5 million in the third quarter of 2012. Interest and finance fees in the third quarter of 2013 related to $0.5 million of interest on mobile mining equipment loans and $0.2 million of debt issuance cost amortization. Interest and finance fees in the third quarter of 2012 related to $0.7 million of commitment fees on the unused revolving credit facility, which we terminated in the fourth quarter of 2012, $0.7 million of debt issuance cost amortization and $0.1 million of interest on mobile mining equipment loans.
In the third quarter of 2013, we capitalized $24.2 million of interest and amortization of debt issuance costs related to our secured and unsecured notes, tMEDS and equipment financing facility. In the third quarter of 2012, we capitalized $15.1 million of interest and debt issuance costs related to our unsecured notes, tMEDS, equipment financing facility and revolving credit facility. We capitalize interest expense allocable to the cost of developing mining properties and to construct new facilities until assets are ready for their intended use. We will ultimately amortize this capitalized interest using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.

In the third quarter of 2013, we made cash interest payments of $19.1 million related to our secured and unsecured notes, tMEDS and equipment financing facility. In the third quarter of 2012, we made cash interest payments of $1.4 million related to our unsecured notes, tMEDS, equipment financing facility and revolving credit facility.
Foreign Exchange Gains
For the third quarter of 2013, foreign exchange gains were $24.2 million compared to $21.3 million in the third quarter of 2012. These foreign currency gains were non-cash, primarily unrealized and related to intercompany notes that were entered into as part of a strategy to manage cash balances and fund our operations. In some instances, the intercompany notes are denominated in a different currency than the functional currency of the entity that holds the notes. The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.03 at September 30, 2013 compared to US$1.00 = C$0.98 at September 30, 2012.
Income and Mining Tax Expense (Benefit)
For the third quarter of 2013, our tax expense was $4.2 million compared to a tax benefit of $16.0 million in the third quarter of 2012. The difference is mainly due to the net income before tax for the three months ended September 30, 2013 compared to the net loss before tax for the three months ended September 30, 2012. The goodwill impairment did not impact the tax benefit for the three months ended September 30, 2012. The tax expense for the three months ended September 30, 2013 increased due to the change in the British Columbia provincial income tax rate and a $0.4 million loss on foreign exchange recorded as a component of deferred tax expense. The tax expense for the third quarter of 2013 was decreased by a larger US percentage depletion benefit when compared to the same benefit for the third quarter of 2012.
Nine Months Ended September 30, 2013 (Unaudited)
Net Income (Loss)
Net loss for the first nine months of 2013 was $4.5 million, or $0.03 per diluted share, compared to a net loss of $61.9 million, or $0.37 per diluted share, for the first nine months of 2012. Net loss for the first nine months of 2013 was due to $30.0 million of non-cash foreign currency losses, Mt. Milligan start-up costs of $10.2 million and an income and mining tax expense of $3.0 million, partially offset by operating income of $38.8 million. Net loss of $61.9 million for the first nine months of 2012 was due primarily to an operating loss of $67.0 million and goodwill impairment of $47.0 million, partially offset by non-cash foreign currency gains of $20.0 million and an income and mining tax benefit of $38.9 million. The non-cash foreign currency losses and gains were primarily unrealized and related to intercompany notes that are denominated in a different currency than their measurement currency.
The increase in operating income for the first nine months of 2013 compared to the first nine months of 2012 was primarily due to higher sales volumes; lower operating expenses and higher production, which were partially offset by unfavorable changes in the exchange rate between the U.S. dollar and the Canadian dollar and declining molybdenum market prices.
Non-GAAP adjusted net income for the nine months ended September 30, 2013 was $24.2 million, or $0.14 per diluted share. Non-GAAP adjusted net loss for the nine months ended September 30, 2012 was $32.8 million, or $0.20 per diluted share. See "Non-GAAP Financial Measures" below for the definition and reconciliation of adjusted net income.
Revenues
Revenues in the first nine months of 2013 were $317.3 million, up 5.1% compared to revenue in the first nine months of 2012 as a result of higher sales volumes, which were offset by lower average realized sales prices. The average realized sales price for molybdenum in the first nine months of 2013 was $11.29 per pound, which was $2.86 per pound, or 20.2%, lower than the average realized sales price in the first nine months of 2012. We sold approximately 26.9 million and 20.6 million pounds of molybdenum in the first nine months of 2013 and 2012, respectively, of which 22.3 million pounds and 12.7 million pounds, respectively, were from our mines.
Operating Expenses
Operating expenses for the first nine months of 2013 were $206.4 million, which were down 29.0% from the same period in 2012. Operating expenses in the first nine months of 2013 included lower-of-cost-or-market product inventory write downs of $17.0 million, all related to Endako Mine. Operating expenses in the first nine months of 2012 included lower-of-cost-or-market product inventory write downs of $42.5 million, of which $28.2 million related to Endako Mine and $14.3 million related to our US inventory. Operating expenses in the first nine months of 2012 also included $5.3 million in start-up costs for the new mill at Endako Mine. The period-over-period decline in operating expenses was primarily due to significantly lower costs at TC Mine due to the suspension of waste stripping activities.

The non-GAAP financial measure of cash cost per pound produced from our mines was $6.36 per pound in the first nine months of 2013 compared to $11.95 per pound for the same period in 2012. Cash cost per pound produced was lower in the first nine months of 2013 primarily as a result of lower cash costs at TC Mine. Cash costs at TC Mine in the first nine months of 2013 were lower than the first nine months of 2012 due to the absence of costs for waste stripping and higher production from a significantly higher ore grade together with higher production and lower operating costs from Endako Mine in the first nine months of 2013 compared to the first nine months of 2012. During the first half of 2012, the new mill at Endako Mine was in the start-up phase, which resulted in low production and high cash costs. Additionally, as previously discussed, Endako Mine had lower than anticipated recovery rates from the new mill throughout the 2012 period which also resulted in low production and high cash costs. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced.
Depreciation, Depletion and Amortization Expense
Depreciation, depletion and amortization expense in the first nine months of 2013 was $44.7 million compared to $48.1 million in the first nine months of 2012. During the fourth quarter of 2012, we recognized a pre-tax, non-cash write down of our share of the Endako property, plant, equipment and development assets, which significantly lowered the carrying value and depreciable base of our share of assets at Endako Mine, which was the primary cause for lowered depreciation, depletion and amortization costs for our share of Endako Mine in the first nine months of 2013. This decline was partly offset by higher depreciation, depletion and amortization costs at TC Mine as a result of a significantly higher volume of molybdenum sold during the first nine months of 2013 compared to the first nine months of 2012. Product inventory costs include depreciation, depletion and amortization. Depreciation, depletion and amortization in the first nine months of 2013 included lower-of-cost-or-market product inventory write downs of $3.3 million which related to Endako Mine. Depreciation, depletion and amortization in the first nine months of 2012 included lower-of-cost-or-market product inventory write downs of $14.7 million, of which $13.5 million related to Endako Mine and $1.2 million related to our US inventory.
General and Administrative Expense
General and administrative expense in the first nine months of 2013 declined to $17.7 million from $22.1 million for the first nine months of 2012 due primarily to lower payroll expense caused by lower headcount, IT, travel, stock-based compensation expense and outside service and legal expenses. General and administrative expense for the first nine months of 2013 and 2012 included $2.9 million and $3.3 million, respectively, of stock-based compensation expense. Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based compensation applies.
Start-up Costs
Start-up costs increased in the first nine months of 2013 to $10.3 million from $5.3 million for the first nine months of 2012. Start-up costs in 2013 primarily related to the the start-up of Mt. Milligan, including lower-of-cost-or-market product inventory write downs of $7.3 million, while start-up costs in the first nine months of 2012 related to the mill expansion at Endako Mine.
Impairments
During the first nine months of 2013, we negotiated a contract with U.S. Energy to sell land originally acquired by one of our subsidiaries for easements related to the Mt. Emmons project, in respect of which we terminated our interest in 2011. We assessed the impact of this contract on the carrying value of the land, and recorded a pre-tax, non-cash write down of the land value $0.8 million, representing a write down to the land's fair value of $1.2 million. This non-cash write down is presented as other expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Given declines in molybdenum prices and projected operating costs at TC Mine for 2015 and thereafter, in October 2012, we suspended waste stripping activity associated with Phase 8. Ore mining operations and mill production are expected to continue as planned through 2014 in the current Phase 7 of the mine. A decision regarding whether and when to put TC Mine on care and maintenance will be made by management based on market conditions and other considerations. If TC Mine is put on care and maintenance, we expect to record a non-cash long-lived fixed asset impairment, which is currently estimated to be approximately $150 to $160 million, before taxes. In addition, there may be further impairments of material and supplies inventories which are currently being assessed. We also expect to preserve the assets at TC Mine to enable us to restart waste stripping of Phase 8 of the mine plan when market conditions warrant.
During the first nine months of 2012, we suspended waste stripping activity associated with the next phase of production at TC Mine. This decision coupled with declines in molybdenum prices represented significant changes in our business requiring us to evaluate our goodwill for impairment on an enterprise-wide basis at September 30, 2012. For purposes of this evaluation, estimates of after-tax discounted future cash flows of the individual reporting units were used. The estimated cash flows were derived from life-of-mine plans developed using long-term analyst consensus pricing reflective of the current molybdenum price environment and management’s projections for operating costs. As a result of this evaluation, an impairment charge of $47.0 million was recorded for the three and nine months ended September 30, 2012. There were no asset impairments during the three or nine months ended September 30, 2012.
Interest and Finance Fees
Interest and finance fees were $0.9 million in the first nine months of 2013 compared to $4.5 million in the first nine months of 2012. Interest and finance fees in the first nine months of 2013 primarily related to $0.2 million of debt issuance cost amortization and $0.7 million of interest on mobile mining equipment loans. Interest and finance fees in the first nine months of 2012 related to $2.0 million of commitment fees on our unused revolving credit facility, which we terminated in the fourth quarter of 2012, $2.0 million of debt issuance cost amortization and $0.5 million of interest on mobile mining equipment loans.
In the first nine months of 2013, we capitalized $73.7 million of interest and amortization of debt issuance costs related to our secured and unsecured notes, tMEDS and equipment financing facility. In the first nine months of 2012, we capitalized$33.4 million of interest and debt issuance costs related to our unsecured notes, tMEDS, equipment financing facility and revolving credit facility. We capitalize interest expense allocable to the cost of developing mining properties and to construct new facilities until assets are ready for their intended use. We will ultimately amortize this capitalized interest using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.
In the first nine months of 2013, we made cash interest payments of $54.5 million related to our secured and unsecured notes, tMEDS and equipment financing facility. In the first nine months of 2012, we made cash interest payments of $14.8 million related to our unsecured notes, tMEDS, equipment financing facility and revolving credit facility.
Foreign Exchange Gains and Losses
For the first nine months of 2013, foreign exchange losses were $30.0 million, compared to foreign exchange gains of $20.0 million for the first nine months of 2012. These foreign currency gains and losses were non-cash, primarily unrealized and related to intercompany notes that were entered into as part of a strategy to manage cash balances and fund our operations. In some instances, the intercompany notes are denominated in a different currency than the functional currency of the entity that holds the notes. The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.03 at September 30, 2013 compared to US$1.00 = C$0.98 at September 30, 2012.
Income and Mining Tax Expense (Benefit)
For the nine months ended September 30, 2013, our tax expense was $3.0 million, compared to a benefit of $38.9 million for the nine months ended September 30, 2012. The difference is mainly due to the lower net loss before tax for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The goodwill impairment did not impact the tax benefit for the nine months ended September 30, 2012. The tax expense for the nine months ended September 30, 2013 increased due to the change in the British Columbia provincial income tax rate and a $0.4 million loss on foreign exchange recorded as a component of deferred tax expense. The tax expense for the nine months ended September 30, 2013 was decreased by a larger US percentage depletion benefit when compared to the same benefit for the nine months ended September 30, 2012. The tax benefit for the nine months ended September 30, 2012 was increased by an immaterial correction of $1.8 million related to the British Columbia mineral tax associated with TCM's share of the mill expansion costs at Endako Mine. The adjustment relates to the quarter ended December 31, 2011.
Segment Discussion
We have three reportable segments, based on products and geography: US Operations Molybdenum, Canadian Operations Molybdenum and Copper-Gold. The US Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from TC Mine and the Langeloth Facility, including the roasting at the Langeloth Facility of molybdenum products from Endako Mine and all roasting and sales of third-party purchased material. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Copper-Gold segment includes all expenditures and site administration, as well as all mining, milling, mine site administration and sale of concentrate from Mt. Milligan. The following discussion presents operating and financial results for the three and nine months ended September 30, 2013 and 2012 for each reportable segment.
During the fourth quarter of 2013, in consideration of Mr. Perron's succession as CEO, the Company intends to re-evaluate its determination of reportable segments.

US Operations Molybdenum
Thompson Creek Mine (TC Mine)
The table that follows summarizes TC Mine's operating and financial results for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2013	2012	2013	2012
Operational Statistics
Mined (000's ore tons)	2,383	6,132	8,214	10,742
Milled (000's tons)	2,648	2,644	7,745	7,743
Grade (% molybdenum)	0.120	0.093	0.114	0.076
Recovery (%)	93.2	90.0	93.1	89.1
Molybdenum production (000's lb) (1)	5,716	4,302	16,063	10,268
Cash cost ($/lb produced) (2)	$4.30	$7.87	$4.54	10.08
Molybdenum sold (000's lb)	5,519	1,749	17,014	7,967
Average realized sales price ($/lb)	$10.49	$13.32	$11.38	14.56
______________________________________________________________________________

(1)	Molybdenum production pounds reflected are molybdenum oxide and HPM.

(2)
TC Mine cash cost represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging for molybdenum oxide and HPM produced in the period. Cash cost excludes: the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and start-up and commissioning costs. The cash cost for TC Mine includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from TC Mine to the Langeloth Facility. See “Non-GAAP Financial Measures” for additional information.

General
In an effort to reduce costs at the TC Mine, given declines in molybdenum prices and compared to projected operating costs at TC Mine for 2015 and thereafter, in October 2012, we suspended waste stripping activities associated with the next phase of production at the TC Mine, referred to as Phase 8. Mining operations and production are expected to continue as planned through 2014 in the current Phase 7 of the mine. A decision regarding whether and when to put the TC Mine on care and maintenance will be made by management based on market conditions and other considerations. If TC Mine is put on care and maintenance, we expect to record a non-cash long-lived fixed asset impairment, which is currently estimated to be approximately $150 to $160 million, before taxes. As a result, depreciation and asset values will be adjusted accordingly. In addition, there may be further impairments of material and supplies inventories which are currently being assessed. We also expect to preserve the assets at TC Mine to enable us to restart waste stripping of Phase 8 of the mine plan when market conditions warrant.
Molybdenum Production and Cash Costs
Molybdenum production from TC Mine was 5.7 million pounds in the third quarter of 2013, up 32.9% from the third quarter of 2012. Production for the third quarter of 2013 was favorably impacted by the higher grade ore from Phase 7, which resulted in higher mill recovery and higher production, compared to the third quarter of 2012. Lower-of-cost-or-market product inventory write downs at TC Mine were nil and $8.7 million during the third quarter of 2013 and 2012, respectively.
Molybdenum production from TC Mine was 16.1 million pounds for the nine months ended September 30, 2013, up 56.4% from the nine months ended September 30, 2012. Production for the first nine months of 2013 was favorably impacted by the higher grade ore from Phase 7, which resulted in higher mill recovery and higher production, compared to the first nine months of 2012. Lower-of-cost-or-market product inventory write downs at TC Mine were nil and $15.5 million during the first nine months of 2013 and 2012, respectively.
The non-GAAP financial measure of cash cost per pound produced of $4.30 per pound in the third quarter of 2013 was significantly lower than $7.87 per pound in the third quarter of 2012. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced. The cash costs for the third quarter of 2013 were lower due to the absence of significant stripping costs related to Phase 8 and higher production as a result of the mine plan changes in 2012 discussed above. The cash costs in the third quarter of 2012 included stripping costs of $1.4 million, or $0.33 per pound produced, compared to the third quarter of 2013, when stripping activity had been deferred.
The non-GAAP financial measure of cash cost per pound produced of $4.54 per pound in the first nine months of 2013 was significantly lower than $10.08 per pound in the first nine months of 2012. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced. The cash costs for the first nine months of 2013 were lower due to the absence of significant stripping costs related to Phase 8 and higher production as a result of the mine plan changes in 2012 discussed above. The cash costs in the first nine months of 2012 included stripping costs of $27.5 million, or $2.67 per pound produced, compared to the first nine months of 2013, when stripping activity had been deferred.
Molybdenum Sold
Molybdenum pounds sold from TC Mine in the third quarter of 2013 were 5.5 million pounds, up 215.6% from the third quarter of 2012. Higher sales volumes in 2013 were mainly the result of higher production as discussed above. The average realized sales price in the third quarter of 2013 was $10.49 per pound, which was down 21.2% from the third quarter of 2012 average realized sales price of $13.32 per pound.
Molybdenum pounds sold from TC Mine in the first nine months of 2013 were 17.0 million pounds, up 113.6% from the first nine months of 2012. Higher sales volumes in 2013 were mainly the result of higher production as discussed above. The average realized sales price in the first nine months of 2013 was $11.38 per pound, which was down 21.8% from the first nine months of 2012 average realized sales price of $14.56 per pound.
Langeloth Facility
Operating results for the Langeloth Facility were related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility and exclude product volumes and costs related to the roasting and processing of TC Mine and Endako Mine product. Langeloth Facility costs associated with roasting and processing of TC Mine and Endako Mine product are included in those mines' respective operating results.
The following is a summary of the Langeloth Facility's operating results for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2013	2012	2013	2012
Operational Statistics
Molybdenum sold from purchased product (000's lb)	888	2,369	4,586	7,964
Realized price on molybdenum sold from purchased product ($/lb)	$10.39	$12.71	$11.48	$14.05
Toll roasted and upgraded molybdenum processed (000's lb)	1,082	1,204	3,050	4,359
Roasted metal products processed (000's lb)	2,956	2,239	14,534	8,311
General
In the third quarter of 2013, molybdenum sold from third-party purchased molybdenum concentrate was 0.9 million pounds, down 62.5% from the third quarter of 2012 due to substantially lower molybdenum purchases in 2013 compared to the same period in 2012, as a result of higher production at Endako Mine. The realized price on molybdenum sold from purchased product in the third quarter of 2013 was $10.39 per pound, down 18.3% from $12.71 per pound in the third quarter of 2012 due to declines in the market price of molybdenum through the third quarter of 2013.
Molybdenum sold from purchased product of 4.6 million pounds for the nine months ended September 30, 2013 was down 42.4% from the same period in 2012. The realized price on molybdenum sold from purchased product averaged $11.48 per pound for the nine months ended September 30, 2013, down 18.3% from $14.05 per pound for the same period in 2012.
The volume of toll roasted and upgraded molybdenum processed during the three and nine months ended September 30, 2013 was 1.1 million and 3.1 million, respectively, and was down 10.1% and 30.0%, respectively, compared to the same periods of 2012. The decrease was due to lower capacity for third-party material due to higher volume of Endako material processed.
The volume of roasted metal products processed during the three and nine months ended September 30, 2013 was 3.0 million pounds and 14.5 million pounds, respectively, and increased 32.0% and 74.9%, respectively, compared to the same periods of 2012 primarily due to increased customer demand for these services.

Canadian Operations Molybdenum
Endako Mine
The table and related discussion that follows summarize our 75% share of Endako Mine's operating and financial results for the three and nine months ended September 30, 2013 and 2012 :

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2013	2012	2013	2012
Operational Statistics
Mined (000's ore tons) (1)	3,057	579	3,198	6,799
Milled (000's tons) (2)	3,732	3,215	9,253	9,053
Grade (% molybdenum) (2)	0.048	0.045	0.049	0.042
Recovery (%) (2)	79.2	66.6	72.6	59.7
Molybdenum production (000's lb) (3)	2,820	1,837	6,688	4,414
Cash cost ($/lb produced) (4)	$9.23	$13.19	$10.74	$16.29
Molybdenum sold (000's lb)	1,913	1,531	5,250	4,690
Average realized sales price ($/lb)	$9.71	$12.53	$10.83	$13.63
_______________________________________________________________________________

(1)	Beginning in August 2012 and through May 2013, molybdenum production was exclusively from stockpiled material.

(2)	Tons milled, grade and recovery statistics for the three and nine months ended September 30, 2012 reflect adjustments made during the third quarter of 2012 for those periods.

(3)	Molybdenum production pounds are molybdenum oxide pounds.

(4)
Endako Mine cash cost represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging for molybdenum oxide produced in the period. Cash cost excludes: the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and start-up and commissioning costs. The cash cost for Endako Mine in 2013 includes an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from Endako Mine to the Langeloth Facility. See “Non-GAAP Financial Measures” for additional information.

General
In March 2012, we completed the mill expansion at Endako Mine, which included the construction of a new mill to replace the previous mill constructed in the 1960's. The new mill is designed to process 55,000 tons of ore per day compared to 31,000 tons per day in the old mill. The old mill at the site has been shut down and is currently in a care and maintenance mode. During the first nine months of 2012, the new mill was ramping up. Though the new mill at Endako was fully commissioned by the second quarter of 2012, the recovery rate was lower than anticipated, which resulted in low recoveries, low production and high cash costs for the first nine months of 2012.
During the third quarter of 2012, in an effort to reduce costs, we ceased mining ore from the Denak West mine pit at Endako Mine and began processing stockpiled material. We milled approximately one-third of our existing stockpiled material through mid-2013. We resumed mining ore in the Endako pit in May 2013 and in the Denak West pit in June 2013. We are now processing both mined and stockpiled material.
From January through April 2013, we experienced tailings management issues at Endako Mine associated with frozen water in the tailings pond. We were unable to feed sufficient water from the tailings pond to the mill on a consistent basis due to winter conditions, which negatively impacted mill throughput and, thus, our production of molybdenum through April 2013. We have made modifications to the piping and distribution of tailings to the pond and have instituted other tailings management procedures in an effort to address these issues related to the availability of a sufficient supply of water to the mill for future winter seasons. Beginning in mid-February 2013, in an effort to defer required maintenance expense, all milled material from Endako Mine was transported to our Langeloth Facility to be roasted.
Late in the first quarter of 2013, an 8,900 foot tear in one of the primary conveyor belts at Endako Mine site resulted in in repair costs in the second quarter of 2013, of which our share was approximately $0.8 million, which negatively impacted the cash cost for the quarter. Production was not significantly impacted during this period due to the processing of ore from a crushed ore stockpile. During the third quarter of 2013, we received insurance proceeds of $0.5 million related to the belt tear, of which our share was approximately $0.4 million, which positively impacted the cash cost per pound for this period.
A majority of our employees at Endako Mine are members of The United, Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union. The labor agreement with such union expired on March 31, 2013. Since such time, we have been operating under the terms of the expired agreement while we engage in negotiations with the union regarding the terms of a new agreement. On September 23, 2013, the union obtained from the unionized employees authorization to call a strike on 72 hours’ notice to the Company. As of the date of this Quarterly Report on Form 10-Q, the union has not called a strike, and we and the union continue to engage in negotiations regarding the terms of a new agreement.
While operating results continue to improve at Endako Mine, management expects to continue optimizing production, undertake additional cost savings and evaluate other measures at Endako in response to molybdenum market conditions.
Molybdenum Production and Cash Costs
Our 75% share of molybdenum production at Endako Mine in the third quarter of 2013 of 2.8 million pounds increased compared to 1.8 million pounds for the third quarter of 2012 primarily due to higher ore grades and higher mill recoveries. During the third quarter of 2012, the recovery rate from the new mill was lower than anticipated, which resulted in low production and high cash costs per pound produced. Lower-of-cost-or-market product inventory write downs at Endako Mine were $6.4 million and $20.8 million during the third quarters of 2013 and 2012, respectively.
Our 75% share of molybdenum production at Endako Mine in the first nine months of 2013 of 6.7 million pounds increased compared to 4.4 million pounds for the first nine months of 2012 primarily due to higher ore grades from the mined stockpiled material and higher mill recoveries. During the first nine months of 2012, the new mill was in the commissioning and start-up phase, which resulted in low production and high cash costs. The 2013 improvement in ore grade and recovery was partially offset by reduced mill throughput as a result of the continued tailings management issues described above. Lower-of-cost-or-market product inventory write downs at Endako Mine were $20.3 million and $41.7 million during the first nine months of 2013 and 2012, respectively.
The non-GAAP financial measure of cash cost per pound produced decreased to $9.23 and $10.74, respectively, per pound for the three and nine months ended September 30, 2013 from $13.19 and $16.29, respectively, per pound for the same periods in 2012 respectively. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced. This decline was primarily driven by higher production at Endako Mine for the three and nine months ended September 30, 2013. The cash costs per pound produced in the three and nine months ended September 30, 2012 excluded $0.2 million and $5.3 million, respectively, of our share of start-up costs for the new mill as discussed previously.
Molybdenum Sold
Our share of molybdenum sold from Endako Mine in the third quarter of 2013 was 1.9 million pounds, which was up 25.0% from the third quarter of 2012. Higher sales volumes in 2013 were mainly the result of higher production as discussed above. The average realized sales price for the third quarter of 2013 was $9.71 per pound, which was down 22.5% from the third quarter of 2012 average realized sales price of $12.53 per pound as a result of declining market prices for molybdenum.
Our share of molybdenum sold from Endako Mine in the first nine months of 2013 was 5.3 million pounds, which was up 11.9% from the first nine months of 2012. Higher sales volumes in 2013 were mainly the result of higher production as discussed above. The average realized sales price for the first nine months of 2013 was $10.83 per pound, which was down 20.5% from the first nine months of 2012 average realized sales price of $13.63 per pound as a result of declining market prices for molybdenum.
Copper-Gold
Mt. Milligan
During the three months ended September 30, 2013, we made C$113.6 million of expenditures for Mt. Milligan, consisting of C$99.4 million for the project, C$9.1 million for the permanent residence and C$5.1 million for operations. During the nine months ended September 30, 2013, we made C$390.5 million of expenditures for Mt. Milligan, consisting of C$370.9 million for the project, C$14.5 million for the permanent residence and C$5.1 million for operations.
Capital expenditures in 2013 were primarily related to the ongoing construction of the tailings storage facility, buildings and facilities (concentrator, truck shop, administration building, and primary and pebble crushers), mine development, mining equipment, commissioning activities, the permanent residence and operating capital.

We have incurred approximately C$1.52 billion in cash spend since the inception of the project through September 30, 2013. We are currently estimating an aggregate of approximately C$1.57 billion to construct and develop Mt. Milligan of which approximately C$50 million to C$55 million of expenditures remain to be spent through completion. The total does not include certain unsettled claims from contractors pertaining to work performed under contracts relating to the construction of Mt. Milligan, as discussed in Note 13 within Item 1. We currently estimate an additional C$45 million to C$50 million of aggregate capital expenditures for the permanent operations residence, of which approximately C$27 to C$32 million of expenditures remain to be spent through completion. The permanent operations residence is expected to be completed in 2014.
During the third quarter of 2013, we began the commissioning and start-up phase of Mt. Milligan. While the majority of commissioning activities have been completed as of the date of this report, start-up activities are currently expected to continue into the first quarter of 2014, and we do not expect to achieve commercial production, defined as 30 days of 60% design capacity mill throughput, until the first quarter of 2014. However, in the fourth quarter of 2013, we expect Mt. Milligan will have produced more than a de minimis amount of saleable concentrate and, given the applicable US GAAP accounting rules, our consolidated financial statements may reflect Mt. Milligan revenue and costs in operating income rather than start-up costs beginning in the fourth quarter of 2013, which may adversely impact our operating margins. During the three and nine months ended September 30, 2013, we incurred start-up costs of $10.2 million, comprised of start-up expenses and $7.3 million of lower-of-cost-or-market product inventory write downs.

The following is a summary of Mt. Milligan's initial operating results for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2013	2012	2013	2012
Operational Statistics
Mined (000's ore tons)	608	—	608	—
Milled (000's tons)	317	—	317	—
Concentrate production (tons)	1,801	—	1,801	—
Copper ore grade (%)	0.25%	—	0.25%	—
Copper recovery (%)	67.3%	—	67.3%	—
Copper production (000's lb) (1)	1,058	—	1,058	—
Gold ore grade (g per metric ton)	0.45	—	0.45	—
Gold ore grade (troy oz per ton)	0.013	—	0.013	—
Gold recovery (%)	48.0%	—	48.0%	—
Gold production (troy oz) (1)	1,997	—	1,997	—
_______________________________________________________________________________

(1)	Gold and copper production amounts represent production in concentrate.
Liquidity and Capital Resources
Our primary sources of liquidity have been cash flow from operating activities, equipment financing facilities, the Gold Stream Arrangement with Royal Gold and our secured and unsecured notes. Our primary use of capital has been for the construction and development of mines and processing operations for the production of molybdenum, copper, gold and silver.
At September 30, 2013, we had working capital of $384.7 million, including $322.8 million of cash and cash equivalents; $51.3 million of receivables and $35.9 million of short-term debt, including capital lease obligations. We manage our credit risk from accounts receivable through our collection activities. As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material delinquencies regarding the collection of our accounts receivable.
At September 30, 2013, we estimated future capital project cash expenditures of approximately C$50 million to C$55 million for the Mt. Milligan project (through completion) plus an additional C$27 million to C$32 million of estimated future cash capital expenditures for a permanent operations residence at Mt. Milligan. The permanent operations residence is expected to be completed in 2014. We continue to monitor our current costs, future cost estimates and scheduling for the Mt. Milligan project. We believe that we have solidified our ability to finance the remaining capital project expenditures with our $322.8 million of consolidated cash and cash equivalents, the $4.0 million of expected funding under our Equipment Facility for the remaining mobile mining fleet at Mt. Milligan and the ongoing operating cash flow from our operations.

Our ability to fund the completion of Mt. Milligan, the permanent operations residence, our working capital needs and our scheduled debt and interest payments depends upon achieving sustainable future operating performance and operating cash flow at all of our operations and average realized molybdenum, copper and gold prices. We currently estimate that our cash balance will decline during the fourth quarter of 2013 and the first quarter of 2014, when we expect to begin to receive cash and recognize revenue from concentrate sales from Mt. Milligan. If the start-up and ramp up to commercial production at Mt. Milligan takes longer than currently estimated, our liquidity, and thus our ability to complete Mt. Milligan and conduct our other operations, could be materially adversely effected. In the event that the time frame required to achieve designed mill recovery rates for copper and gold at Mt. Milligan is longer than currently anticipated, or additional capital is required to complete Mt. Milligan and enable it to reach its design capacity production and recovery, our liquidity may be materially adversely affected. Our profitability and ability to generate positive cash flow in the business will depend, in large part, upon the market prices of copper and gold, which are subject to fluctuation.

In connection with our first twelve shipments of concentrate from Mt. Milligan, we must pay to Royal Gold a percentage of the provisional payments that we receive from the applicable offtakers. We are obligated to make such payments to Royal Gold in the form of gold. As our agreements with the offtakers provide that we will receive provisional payments in cash, we will be required to buy gold to satisfy our obligation to pay Royal Gold in gold. The percentage of the provisional payments that we are required to pay to Royal Gold declines by shipment, declining to nil after the 12th shipment for the life of the agreement. We currently expect to hedge our exposure to gold prices in connection with these provisional payments to Royal Gold, and we currently have in place unsecured hedging lines with various banks in order to manage this exposure. We may also hedge our exposure to fluctuations in the prices of copper and our share of gold production in connection with our day-to-day business.
Operating Cash Flow
Cash generated by operating activities for the three and nine months ended September 30, 2013 was $19.5 million and $80.0 million, respectively, compared to cash generated by of $3.3 million and used in of $14.0 million, respectively, for the same periods of 2012. This increase for the three month period of 2013 was primarily due to higher sales volumes; higher production; and lower operating expenses, all of which were partially offset by declining molybdenum market prices.
Investing Activities
Cash used in investing activities for the three and nine months ended September 30, 2013 was $107.8 million and $406.4 million, respectively, compared to $212.2 million and $570.3 million, respectively, for the same periods of 2012. During the three and nine months ended September 30, 2013, we spent $112.9 million and $387.5 million, respectively, on property, plant and equipment expenditures primarily related to the development of Mt. Milligan. Capitalized interest payments related to our Mt. Milligan development were $19.1 million and $54.5 million for the three and nine months ended September 30, 2013, respectively. During the third quarter, TCM replaced certain reclamation bond deposits with letters of credit arrangements secured by a surety bond resulting in a $21.1 million net refunds of reclamation cash deposits. Additionally, investing activities for the first nine months of 2013 included the release of $14.3 million of restricted cash primarily related to construction hold-back accounts related to the construction of Mt. Milligan.
As of September 30, 2013, we had approximately $5.7 million outstanding under our letters of credit/demand guarantees facility for an environmental bond with Fisheries and Oceans Canada related to Mt. Milligan. All letters of credit outstanding under this facility are secured by cash collateral.
Cash used in investing activities in the first nine months of 2012 was $570.3 million. During the first nine months of 2012, we spent $584.9 million on property, plant and equipment expenditures primarily related to our share of the Endako Mine mill expansion and the development of Mt. Milligan. Additionally, cash used in investing activities for the first quarter of 2012 included the release of $4.7 million of restricted cash primarily comprised of amounts released related to construction holdback accounts related for the Endako Mine mill expansion and $24.3 million in released reclamation deposits related to a surety bond that replaced those reclamation deposits.
Financing Activities
Cash provided by financing activities for the three and nine months ended September 30, 2013 was $4.0 million and $120.1 million, respectively, compared to $156.3 million and $647.4 million, respectively, for the same periods of 2012. The decrease was due primarily to the 2012 issuance of the senior unsecured notes and tMEDS described below. Additionally, we received lower proceeds from the Gold Stream Arrangement and sale-leaseback transactions, as planned, during the first nine months of 2013 as compared to 2012.
Gold Stream Arrangement

Pursuant to an agreement dated October 2010, as subsequently amended in December 2011 and August 2012, with a subsidiary of Royal Gold, Inc. ("Royal Gold") (referred to as the "Gold Stream Arrangement"), we agreed to sell Royal Gold 52.25% of the refined gold production from Mt. Milligan for a total upfront payment of $781.5 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. Pursuant to this Gold Stream Arrangement, TCM received total cash payments from Royal Gold through September 30, 2013 of $781.5 million, comprised of a payment of $12.9 million on September 1, 2013, $37.0 million on June 1, 2013, $62.0 million on March 14, 2013, and payments of $305.0 million in 2012, $138.1 million in 2011 and $226.5 million in 2010.
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
In connection with our first twelve shipments of concentrate from Mt. Milligan, we must pay to Royal Gold a percentage of the provisional payments that we receive from the applicable offtakers. We are obligated to make such payments to Royal Gold in the form of gold. As our agreements with the offtakers provide that we will receive provisional payments in cash, we will be required to buy gold to satisfy our obligation to pay Royal Gold in gold. The percentage of the provisional payments that we are required to pay to Royal Gold declines by shipment, declining to 0% after the 12th shipment for the life of the agreement. We are currently expecting to hedge our exposure to gold prices in connection with these provisional payments to Royal Gold, and we currently have in place unsecured hedging lines with various banks in order to manage this exposure.
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
Endako Sale-Leaseback
On June 14, 2013, we entered into a sale-leaseback transaction with Caterpillar Financial Services Limited ("Caterpillar") with respect to certain Endako Mine equipment ("Endako Sale Lease-Back"). We received $5.3 million in cash from Caterpillar for the sale of this equipment, which was subsequently leased back, after an upfront down payment of $1.4 million. The lease is considered to be a capital lease, with interest payments based on a fixed rate. The agreement includes certain non-financial covenants, and as of September 30, 2013, we were in compliance with these covenants. As of September 30, 2013, this resulted in a capital lease obligation of $3.8 million.
Caterpillar Equipment Financing Facility
On March 30, 2011, we entered into an equipment financing facility, as amended from time to time (the "Equipment Facility"), pursuant to which Caterpillar agreed to underwrite up to $132.0 million in mobile fleet equipment financing for the Mt. Milligan project. Pursuant to the Equipment Facility, we may draw down on the facility and use the proceeds from each drawdown to fund the purchase of this equipment. Caterpillar will purchase such equipment and simultaneously lease the equipment to us. Each borrowing under the Equipment Facility represents a capital lease and will have a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at our option. Our ability to borrow under the Equipment Facility will terminate in September 2014 (as agreed by Caterpillar), and any unused commitments under the Equipment Facility will then terminate and no longer be available to us. At the end of each 48- or 60-month lease period, we have the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes non-financial covenants, and as of September 30, 2013, we were in compliance with these covenants.
As of September 30, 2013, we had drawn down $105.5 million under the Equipment Facility and have $13.3 million net funding available under the facility for the mobile mining fleet at Mt. Milligan, of which we expect to draw $4.0 million for the balance of 2013.
During the first half of 2013, we entered into two sale-leaseback transactions with Caterpillar with respect to certain equipment pursuant to the Equipment Facility. As of September 30, 2013, we had received $32.5 million in cash from Caterpillar for the sale of this equipment, which was subsequently leased back. Interest payments are based on a fixed rate. The lease is considered to be a capital lease resulting in an increase to our capital lease obligation of $29.2 million after an upfront down payment of $3.2 million.

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

Each tMEDS unit consists of two components: (1) a prepaid common stock purchase contract (the “Purchase Contracts”) and (2) a senior amortizing note due May 15, 2015 (the “Amortizing Notes”). Each Purchase Contract has a mandatory settlement date of May 15, 2015, unless settled earlier at the option of the holder thereof, and will settle for between 4.5855 and 5.3879 shares of our common stock, subject to certain adjustments. At any time prior to the third business day immediately preceding May 15, 2015, a holder may settle any or all of its Purchase Contracts early. Purchase Contracts settled prior to November 10, 2012 will be settled at 4.3562, which is 95% of the minimum settlement rate. Purchase Contracts settled on or after November 11, 2012 but prior to the mandatory settlement date will be settled for 4.5855, subject in either case to certain adjustments. Each Amortizing Note has an initial principal amount of $4.0753. The Amortizing Notes require us to pay holders equal quarterly installments of $0.4063 per Amortizing Note (except for the August 15, 2012 installment payment, which was $0.4243 per Amortizing Note), consisting of a partial repayment of principal and interest at a rate per annum of 11.68%, which in the aggregate will be equivalent to a 6.50% cash payment per year with respect to each $25 stated amount of tMEDS, and have a scheduled final installment payment date of May 15, 2015.

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

During the three and nine months ended September 30, 2013, holders settled nil and 460,000 purchase contracts, respectively, and TCM issued nil and 2,109,330 shares of common stock, respectively.
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
Off-Balance Sheet Arrangements, Commitments and Contingencies
As of September 30, 2013, we have commitments to purchase approximately 8.9 million pounds of molybdenum sulfide concentrate throughout the remainder of 2013 to 2016 to be priced at the time of purchase. In addition, we have fixed-priced contracts, under which we have committed to sell approximately 231,000 pounds of molybdenum oxide through the remainder of 2013 through 2015 at an average market price of $13.20 per pound.
In April 2010, we entered into a credit support agreement with British Columbia Hydro and Power Authority ("BC Hydro") related to the mill expansion project at Endako Mine. Under this agreement, we were required to post financial assurance in an amount equal to BC Hydro's estimated out-of-pocket costs for work on the Endako mill expansion project. The amount of the financial assurance as of June 30, 2013 was approximately C$16.5 million, comprised of a guarantee for C$5.3 million and a surety bond for approximately C$11.2 million. In September 2013, BC Hydro completed its scheduled review of incremental revenues generated from Endako Mine and released us from the C$5.3 million guarantee and the approximate C$11.2 million surety bond. We have no further obligation to provide financial assurance to BC Hydro under the credit support agreement.
In October 2012, in contemplation of the deferral of Phase 8 stripping activities, TCM entered into arrangements with certain employees of TC Mine designed to retain and reward eligible employees for their contribution to the continued successful operation of TC Mine through the end of Phase 7. Employees who are eligible for participation in these arrangements are to be paid within 60 days of the end of Phase 7, as determined by us.
During the third quarter of 2013, we replaced certain reclamation bond arrangements relating to Endako Mine and Mt. Milligan with letters of credit secured by a guarantee and cash collateral. Under the arrangements, the ACE Group, a surety company, provided a guarantee to Export Development Canada ("EDC"), who provided a guarantee to Royal Bank of Canada ("RBC"), who issued letters of credit to the British Columbia Ministry of Energy and Mines. In exchange for the surety company's guarantee, TCM has provided $7 million of cash collateral to the ACE Group and will pay total annual fees of approximately 1.7% of the total reclamation bond guarantee to the ACE Group, EDC, and RBC.
Three contractors have asserted claims pertaining to work performed under contracts relating to the construction of Mt. Milligan. The claims primarily relate to alleged productivity losses or alleged delays. The Company believes the claims are without merit and intends to defend itself vigorously in connection with such claims.
Transactions with our Endako Mine Joint Venture Party
Our total sales to a company affiliated with Sojitz, our Endako Mine joint venture partner, represented 20.9% and 17.1% of our total revenues for the three and nine months ended September 30, 2013, respectively, and 29.1% and 22.2% of our total revenues for the three and nine months ended September 30, 2012, respectively. See Note 16 to our condensed consolidated financial statements included in this Form 10-Q for more information about transactions with this joint venture partner.
Critical Accounting Estimates and Accounting Developments
The critical accounting policies and estimates used in the preparation of our consolidated financial statements are set forth in our 2012 Form 10-K and have not changed.
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
The Company is evaluating the non-GAAP measures it will use in evaluating the operating performance of Mt. Milligan.
Adjusted Net Income (Loss), Adjusted Net Income (Loss) Per Share—Basic and Diluted

Adjusted net income (loss) and adjusted net income (loss) per share-basic and diluted, are referred to in this MD&A. These are considered key measures by our management in evaluating our operating performance on a quarterly and annual basis. Management uses these measures in evaluating our performance as they represent profitability measures that are not impacted by items that management believes do not directly reflect our core operations, such as changes in the market price of our previously outstanding warrants or foreign exchange gains or losses on intercompany notes, or significant non-cash items, such as asset impairments, that are considered non-recurring in nature. These measures do not have standard meanings prescribed by US GAAP and may not be comparable to similar measures presented by other companies. We believe that these non-GAAP measures provide useful supplemental information to investors in order that they may evaluate our performance using the same measures as those used by management, and, as a result, the investor is afforded greater transparency in assessing our financial performance. Non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP.
Adjusted net income (loss) represents net income (loss) prepared in accordance with US GAAP, adjusted for significant non-cash items. For the three and nine months ended September 30, 2013, the significant non-cash items were the impact of foreign exchange gains and losses, which primarily relate to intercompany notes and the fixed asset impairment and related tax effect. For the three and nine months ended September 30, 2012, the significant non-cash items were the impact of unrealized foreign exchange gains and losses, which primarily relate to intercompany notes, a non-cash goodwill impairment and gains on the fair value adjustment related to certain warrants that were outstanding until June 30, 2012.
During the third quarter of 2013, we negotiated a contract with U.S. Energy to sell land originally acquired by one of our subsidiaries for easements related to the Mt. Emmons project, in respect of which we terminated our interest in 2011. As discussed in Note 5 within Item 1, we assessed the impact of this contract on the carrying value of the land, and recorded a pre-tax, non-cash write down of the land value $0.8 million, representing a write down to the land's fair value as of September 30, 2013, was recorded as other (income) expense in our Consolidated Statements of Operations and Comprehensive Income (Loss) in the third quarter and first nine months of 2013.
In connection with our strategy to manage cash balances and fund our operations, we may enter into intercompany loan arrangements. At times, the loans are denominated in currencies other than the measurement currency of one of the parties. US GAAP requires that notes that are intended to be repaid should not be considered a capital contribution, and, therefore, the foreign exchange fluctuations related to these loans impacts net income (loss) each period. At each period end, we compare the exchange rate between the Canadian and U.S. dollars to the exchange rate at the inception of the notes. The difference between those rates is recorded as an unrealized gain or loss on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) at each quarter-end.
As the loans are only between us and our subsidiaries, management does not consider unrealized gains or losses on these loans in its evaluation of our financial performance, and we believe that presentation of our adjusted net income (loss) excluding these gains or losses provides useful information to our investors regarding our financial condition and results of operations.
During 2012, we suspended waste stripping activity associated with the next phase of production at TC Mine. This decision, coupled with declines in molybdenum prices, represented significant changes in our business requiring us to evaluate our goodwill for impairment on an enterprise-wide basis during the third quarter of 2012. As a result of this evaluation, a goodwill impairment charge of $47.0 million, representing the remaining balance of goodwill, was recorded as other expense and (income) in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the third quarter and first nine months of 2012.
In connection with our acquisition of Terrane Metals Corp. in 2010, we agreed to pay holders of common stock purchase warrants issued by Terrane certain share and cash consideration. Per guidance issued by the Emerging Issues Task Force, common stock purchase warrants with a strike price denominated in a currency other than the entity's reporting currency are not considered linked to equity and, therefore, are to be accounted for as derivatives. We thus accounted for the Terrane warrants as derivatives. We recorded a cumulative adjustment to retained earnings upon our acquisition of Terrane, and subsequent changes to the fair value of certain warrants were recorded to our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) at each quarter-end. The warrants expired in June 2012.
As a cash payment was not required by us at settlement of the Terrane warrants, management does not consider gains or losses on these warrants in its evaluation of our financial performance, and we believe that presentation of our adjusted net income (loss) excluding these gains or losses provides useful information to our investors regarding our financial condition and results of operations.

Adjusted net income (loss) per share-basic and diluted is calculated using adjusted net income (loss), as defined above, divided by the weighted-average basic and weighted-average diluted shares outstanding during the period as determined in accordance with US GAAP.
The following table reconciles net income (loss) presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per share-basic and diluted, for the three and nine months ended September 30, 2013 and 2012. All figures within the tables are unaudited and are presented in US$ in millions, except shares and per share amounts.
For the Three Months Ended September 30, 2013

	Net Income (Loss)	Weighted-Average Basic Shares (000's)	$/Share	Weighted-Average Diluted Shares (000's)	$/Share
Net income (loss)	$13.8	171,452	$0.08	216,481	$0.06
Add (Deduct):
Fixed asset impairment	0.8	171,452	—	216,481	—
Tax benefit of fixed asset impairment	(0.3)	171,452	—	216,481	—
Gain on foreign exchange (1)	(23.8)	171,452	(0.14)	216,481	(0.11)
Tax expense on foreign exchange gain	1.9	171,452	0.01	216,481	0.01
Non-GAAP adjusted net income (loss)	$(7.6)	171,452	$(0.05)	216,481	$(0.04)
_______________________________________________________________________

(1)	Included $0.4 million of foreign exchange losses in the deferred tax expense for the third quarter of 2013.

For the Three Months Ended September 30, 2012

	Net Income (Loss)	Weighted-Average Basic Shares (000's)	$/Share	Weighted-Average Diluted Shares (000's)	$/Share
Net income (loss)	$(48.2)	168,710	$(0.29)	168,710	$(0.29)
Add (Deduct):
Goodwill impairment	47.0	168,710	0.28	168,710	0.28
Gain on foreign exchange	(21.3)	168,710	(0.13)	168,710	(0.13)
Tax expense on foreign exchange gain	4.1	168,710	0.02	168,710	0.02
Non-GAAP adjusted net income (loss)	$(18.4)	168,710	$(0.12)	168,710	$(0.12)

For the Nine Months Ended September 30, 2013

	Net Income (Loss)	Weighted-Average Basic Shares (000's)	$/Share	Weighted-Average Diluted Shares (000's)	$/Share
Net income (loss)	$(4.5)	170,939	$(0.03)	170,939	$(0.03)
Add (Deduct):
Fixed asset impairment	0.8	170,939	—	170,939	—
Tax benefit of fixed asset impairment	(0.3)	170,939	—	170,939	—
Loss on foreign exchange (1)	30.4	170,939	0.18	170,939	0.18
Tax benefit on foreign exchange loss	(2.2)	170,939	(0.01)	170,939	(0.01)
Non-GAAP adjusted net income (loss)	$24.2	170,939	$0.14	170,939	$0.14
_______________________________________________________________________

(1)	Included $0.4 million of foreign exchange losses in the deferred tax expense for the nine months ended September 30, 2013.

For the Nine Months Ended September 30, 2012

	Net Income (Loss)	Weighted-Average Basic Shares (000's)	$/Share	Weighted-Average Diluted Shares (000's)	$/Share
Net income (loss)	$(61.9)	168,312	$(0.37)	168,312	$(0.37)
Add (Deduct):
Unrealized gain on common stock purchase warrants	(1.8)	168,312	(0.01)	168,312	(0.01)
Goodwill impairment	47.0	168,312	0.28	168,312	0.28
Gain on foreign exchange	(20.0)	168,312	(0.12)	168,312	(0.12)
Tax expense on foreign exchange gain	3.9	168,312	0.02	168,312	0.02
Non-GAAP adjusted net income (loss)	$(32.8)	168,312	$(0.20)	168,312	$(0.20)
Cash Cost per Pound of Molybdenum Produced, Weighted-Average Cash Cost per Pound of Molybdenum Produced and Average Realized Sales Price per Pound Sold
For our molybdenum mines, cash cost per pound of molybdenum produced, weighted-average cash cost per pound of molybdenum produced and average realized sales price per pound sold are considered key measures by management in evaluating our operating performance. Cash cost per pound of molybdenum produced, weighted-average cash cost per pound of molybdenum produced and average realized sales price per pound sold are not measures of financial performance, nor do they have a standardized meaning prescribed by US GAAP and may not be comparable to similar measures presented by other companies. We use these measures to evaluate the operating performance at each of our molybdenum mines, as well as on a consolidated basis, as measures of profitability and efficiency. We believe that these non-GAAP measures provide useful supplemental information to investors in order that they may evaluate our performance using the same measures as those used by management and, as a result, the investor is afforded greater transparency in assessing our financial performance. Non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP.
Cash cost per pound of molybdenum produced represents the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced at each mine in the period. Stripping costs represent the costs associated with the activity of removing overburden and other mine waste materials in the production phase of a mining operation. Stripping costs that provide access to mineral reserves that will be produced in future periods are expensed under US GAAP as incurred. Cash cost per pound produced excludes the effects of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and start-up and commissioning costs. Cash cost for TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from TC Mine to the Langeloth Facility. The cash cost for Endako Mine in 2013 includes an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from Endako Mine to the Langeloth Facility. The weighted-average cash cost per pound of molybdenum produced represents the cumulative total of the cash costs for TC Mine and Endako Mine divided by the cumulative total production from TC Mine and Endako Mine.
The average realized sales price per pound sold represents molybdenum sales revenue divided by the pounds sold for our molybdenum mines.
The following table provides a reconciliation of cash costs and cash cost per pound produced, by mine, and operating expenses included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the determination of net loss. All figures within the tables are unaudited and are presented in US$ in millions, except shares and per share amounts.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Operating Expenses	Pounds Produced(1)	$/lb	Operating Expenses	Pounds Produced(1)	$/lb
	(in millions)	(000's lbs)		(in millions)	(000's lbs)
TC Mine
Cash costs—Non-GAAP(2)	$24.6	5,716	$4.30	$33.9	4,302	$7.87
Add/(Deduct):
Stock-based compensation	0.2			—
Inventory and other adjustments	6.6			(9.5)
GAAP operating expenses	$31.4			$24.4
Endako Mine
Cash costs—Non-GAAP(2)	$26.0	2,820	$9.23	$24.2	1,837	$13.19
Add/(Deduct):
Stock-based compensation	0.1			0.1
Inventory and other adjustments	(6.4)			2.2
GAAP operating expenses	$19.7			$26.5
Other operations GAAP operating expenses(3)	$13.0			$34.8
GAAP consolidated operating expenses	$64.1			$85.7
Weighted-average cash cost—Non-GAAP	$50.6	8,536	$5.93	$58.1	6,139	$9.46

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Operating Expenses	Pounds Produced(1)	$/lb	Operating Expenses	Pounds Produced(1)	$/lb
	(in millions)	(000's lbs)		(in millions)	(000's lbs)
TC Mine
Cash costs—Non-GAAP(2)	$72.9	16,063	$4.54	$103.5	10,268	$10.08
Add/(Deduct):
Stock-based compensation	0.7			0.5
Inventory and other adjustments	16.6			(3.8)
GAAP operating expenses	$90.2			$100.2
Endako Mine
Cash costs—Non-GAAP(2)	$71.8	6,688	$10.74	$71.9	4,414	$16.29
Add/(Deduct):
Stock-based compensation	0.3			0.4
Inventory and other adjustments	(15.3)			5.0
GAAP operating expenses	$56.8			$77.3
Other operations GAAP operating expenses(3)	$59.4			$113.3
GAAP consolidated operating expenses	$206.4			$290.8
Weighted-average cash cost—Non-GAAP	$144.7	22,751	$6.36	$175.4	14,682	$11.95

_______________________________________________________________________________

(1)	Production pounds are molybdenum oxide and HPM from our share of the production from the mines but exclude molybdenum processed from purchased product.

(2)
Cash costs represent the mining (including all stripping costs), milling, mine site administration, roasting and packaging costs for molybdenum oxide and HPM produced in the period. Cash cost excludes: the effect of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; depreciation, depletion, amortization and accretion; and start-up and commissioning costs. The cash cost for TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from TC Mine to the Langeloth Facility. The cash cost for Endako Mine in 2013 includes an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from Endako Mine to the Langeloth Facility.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Molybdenum
Our consolidated molybdenum sales represent the sale of molybdenum in various forms from our mines and from third-party material that is purchased, processed and sold. Molybdenum sales for the quarter ended September 30, 2013 were $85.7 million, with cash generated by operations of $19.5 million. For each $1 per pound change in molybdenum prices (using the molybdenum pounds sold from our mined production in the first half of 2013), our revenue for the for the nine months ended September 30, 2013 would change by approximately $22.3 million.
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
The following table sets forth our outstanding provisionally-priced contracts as of September 30, 2013:

Pounds to be Sold/Purchased
(000's lb)
Provisionally-priced sales	65.5
Provisionally-priced purchases	8,900
We also enter into certain molybdenum sales contracts to sell future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. The following table sets forth our outstanding fixed-price molybdenum sales contracts as of September 30, 2013:

Pounds to be Sold/Purchased
(000's lb)
Molybdenum committed (000's lb)	231.0
Average price ($/lb)	$13.2
We elected to treat these contracts as normal purchase and normal sales contracts.
In the normal course of operations, we enter into agreements for the purchase of molybdenum. As of September 30, 2013, we had commitments to purchase approximately 8.9 million pounds of molybdenum sulfide concentrate throughout the remainder of 2013 to 2016, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.

Copper and Gold
Once Mt. Milligan is operational and we begin to sell its concentrate, we will be exposed to fluctuations in the market price of copper and gold, each of which is affected by factors beyond our control. The extent to which these price fluctuations could affect our results of operations and financial condition will be determined by the volume of concentrate we sell from this mine. During the nine months ended September 30, 2013 and September 30, 2012, we did not have exposure to fluctuations in the price of copper or gold.
Foreign Currency Exchange Risk
We transact business in various currencies in the normal course of our operations. All of our revenues are denominated in the U.S. dollar; however, we pay certain expenses attributable to our Canadian operations in the Canadian dollar. As a result, we have ongoing foreign exchange translation risk with respect to our Canadian operations. A decrease of 5% in the value of the US dollar relative to the Canadian dollar would have decreased operating income during the nine months ended September 30, 2013 by approximately $2.3 million.
To help mitigate this risk, from time to time, we enter into various derivative instruments, such as foreign currency forward contracts, options and collars. The terms of these instruments are typically less than one year. We had no open foreign currency contracts as of September 30, 2013 or September 30, 2012.

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
The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of September 30, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM's disclosure controls and procedures are effective as of September 30, 2013.
Changes in Internal Control over Financial Reporting
There has been no change in TCM's internal control over financial reporting during the third quarter of fiscal year 2013 that has materially affected, or that is reasonably likely to materially affect, TCM's internal control over financial reporting.
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
Stellat'en First Nation
In May 2010, the Stellat'en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and TCM alleging that Endako Mine and the mill expansion project at Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty to consult with the Stellat'en First Nation in relation to the impacts of Endako Mine and the mill expansion. The petitioners sought a declaration that the Provincial Crown did not fulfill its duty to consult with them in relation to the mill expansion project, a declaration that the mining permits and/or tenures held by TCM are invalid, an order quashing or setting aside the decision to issue a permit amendment to TCM and an injunction prohibiting further construction or alterations relating to the mill expansion project. The matter was heard by the Supreme Court of British Columbia in a hearing that took place in the first quarter of 2011. In August 2011, the Court dismissed the petitioners' claims in full. The Stellat'en First Nation subsequently filed a notice of appeal from that decision to the Court of Appeal of British Columbia seeking to have the decision of the Supreme Court of British Columbia set aside and seeking an order staying the permit amendment and any future permitting until the Province has engaged in further consultation. The government and TCM filed materials in response to the notice of appeal, and the matter was heard by the Court of Appeal in a hearing that took place in early November 2012. In September 2013, the Court dismissed the petitioners’ appeal in full.
In April 2012, the Stellat'en First Nation filed a new petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mine and Petroleum Resources and TCM making similar allegations to those discussed above in relation to a new permit amendment and new water license granted to TCM in March 2012 for Endako Mine. In April 2012, the parties agreed to put this matter into abeyance. No date for hearing the new petition has been set.
ITEM 1A.    RISK FACTORS
Item 1A of our 2012 Form 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended September 30, 2013. Set form below is an additional risk factor that supplements the risk factors previously disclosed in our 2012 Form 10-K.

Our business depends on good relations with our employees

Production at our operations depends on the efforts of our employees. The Endako Mine and the Langeloth Facility each have certain unionized employees. The union agreement governing our Langeloth Facility expires in March 2016; the agreement contains a "no-strike" clause. The union agreement for our Endako Mine expired in March 2013; since such time, the Mine has been operating under the terms of the expired agreement while the Company and the union have been engaged in negotiations regarding the terms of a new agreement. On September 23, 2013, the union received a strike mandate from the unionized employees authorizing the union to call a strike on 72 hours’ notice to the Company. There can be no assurance that we will reach agreement with the union on a new agreement or that we will reach agreement on terms favorable to us, and there can be no assurance that we will not experience a strike, lockout or other work stoppage at the Endako Mine. In addition, although the union agreement for our Langeloth Facility contains a “no strike” clause, there can be no assurance that we will not experience a work stoppage at such operation. A strike, lockout or other work stoppage at one or both of these operations could have a material adverse effect on our business, results of operations and financial condition.

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
10.1
Employment Agreement, dated August 1, 2013, between Thompson Creek Metals Company USA and Jacques Perron (incorporated by reference to Exhibit 10.1 to TCM's Report on Form 8-K filed with the SEC on August 1, 2013.

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
*101
The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

_______________________________________________________________________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMPSON CREEK METALS COMPANY INC.
Registrant

November 12, 2013	/s/ JACQUES PERRON
Date	Jacques Perron (Chief Executive Officer and Director)

November 12, 2013	/s/ PAMELA L. SAXTON
Date	Pamela L. Saxton (Principal Financial Officer and Principal Accounting Officer)