Form 10-K
period 2013-12-31
Thompson Creek Metals Co Inc.
filed 2014-02-21
CIK 1415020

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
As of February 17, 2014, there were 171,463,409 shares of the registrant's common stock, no par value, outstanding.
As of June 30, 2013, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common equity held by non-affiliates was approximately $517 million, based on the closing price of the registrant's common stock on such date as reported on the New York Stock Exchange. For purposes of this calculation, shares of common stock held by executive officers, directors and holders of greater than 10% of the registrant's outstanding common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2014 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2013.

Thompson Creek Metals Company Inc.

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Statement Regarding Forward-Looking Information
Certain statements in this report (including information incorporated by reference) are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and applicable Canadian securities legislation, and are intended to be covered by the safe harbors provided by these regulations. These forward-looking statements can, in some cases, be identified by the use of terms such as "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Our forward-looking statements may include, without limitation, statements with respect to:

•	future financial or operating performance of the Company or its subsidiaries and its projects;

•	the availability of, and terms and costs related to, future borrowing, debt repayment and financing;

•	future inventory, production, sales, cash costs, capital expenditures and exploration expenditures;

•	expected concentrate and recovery grades;

•	estimates of mineral reserves and resources, including estimated mine life and annual production;

•	projected timing to ramp-up to design capacity at Mt. Milligan Mine;

•	the projected development of our development properties and future exploration at our operations;

•	future concentrate shipment dates and shipment sizes;

•	future operating plans and goals;

•	future ability to attract and retain qualified and experienced personnel; and

•	future molybdenum, copper and gold prices.
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
PART I
In this report, references to “we,” “our” and “us” mean Thompson Creek Metals Company Inc. together with our subsidiaries, unless the context otherwise requires. All dollar amounts in this report are expressed in United States dollars (“$”), unless otherwise indicated. Canadian currency is denoted as “C$.” Financial information is presented in accordance with accounting principles generally accepted in the United States (“US GAAP”). References to “Notes” refer to the Notes to Consolidated Financial Statements included in Item 8 herein.
ITEMS 1. AND 2.   BUSINESS AND PROPERTIES
GENERAL
Thompson Creek Metals Company Inc. is a diversified, North American mining company. We operate a copper and gold mine, two primary molybdenum mines, and a metallurgical roasting facility. Our Mt. Milligan Mine (“Mt. Milligan Mine”) is an open pit copper-gold mine and concentrator in British Columbia, Canada; our Thompson Creek Mine (“TC Mine”) is an open-pit molybdenum mine and concentrator in Idaho, USA; our Endako Mine is an open-pit molybdenum mine, concentrator and roaster in British Columbia, Canada (in which we own a 75% joint venture interest) (“Endako Mine”); and our metallurgical roasting facility in Pennsylvania, USA (the “Langeloth Facility”) roasts molybdenum concentrate and other metals for us and for third party customers. As of the date hereof, we plan to put TC Mine on care and maintenance when the mining of Phase 7 is completed, which is expected to be in the fourth quarter of 2014. We intend to preserve the assets at TC Mine while it is on care and maintenance to enable us to re-commence operations if and when molybdenum market conditions improve and we continue to evaluate potential economically viable options for Phase 8.
Our principal assets are our ore reserves. At December 31, 2013, the consolidated proven and probable reserve for Mt. Milligan Mine totaled 2.1 billion pounds of contained copper and 6.0 million ounces of contained gold. At December 31, 2013, the consolidated proven and probable reserves for TC Mine and Endako Mine totaled 197.9 million pounds of contained molybdenum, with 62% of these reserves from TC Mine and 38% from Endako Mine (stated on a 100% basis). Detailed information regarding our reserves is provided below in “Mineral Reserves.”

We also have a copper, molybdenum and silver exploration property located in British Columbia, Canada (the “Berg Property”) and a gold exploration property located in Nunavut, Canada (the “Maze Lake Property”). In October 2013, we relinquished our option to develop the Davidson exploration property located in British Columbia, Canada that we had held since 2005.
The following map sets forth the locations of our mines, metallurgical facility, exploration properties and corporate office:

Maze Lake Property
Mt. Milligan Mine
Berg Property
Endako Mine
Thompson Creek Mine
Corporate Office
Langeloth
Metallurgical Facility
CANADA
USA
Operations
Development Properties
Corporate Office

See Note 23 for more information about our operating segments.
Our corporate headquarters are in Littleton, Colorado, USA. We are a corporation governed by the Business Corporations Act (British Columbia). We were organized in 2000 as a corporation under the laws of Ontario, Canada, and were continued as a corporation under the laws of British Columbia, Canada in 2008. In October 2006, we acquired Thompson Creek Metals Company USA, then a privately-held company incorporated and headquartered in the United States, and in so doing acquired TC Mine, Endako Mine and the Langeloth Facility. In October 2010, we acquired Terrane Metals Corp. (“Terrane”), an exploration and development company incorporated and headquartered in British Columbia, Canada, and in so doing acquired the Mt. Milligan development project and the Berg and Maze Lake Properties.
OUR PRODUCTS
Copper
General
We produced 10.9 million pounds of copper in concentrate in 2013 containing 10.4 million pounds of payable copper. In September 2013, the first copper-gold concentrate was produced at Mt. Milligan Mine, with start-up and commencement of production as of that date. Production from Mt. Milligan Mine is in the form of saleable concentrate that is sold to smelters for further treatment and refining and to merchants who transact with smelters. In 2013, 2% of our product sales were attributable to copper.
Copper Uses
Copper is a malleable and ductile element that is an excellent conductor of heat and electricity as well as being corrosion-resistant and antimicrobial. Refined copper is incorporated into wire and cable products for use in the construction, electric utility, communications and transportation industries. Copper is also used in industrial equipment and machinery, consumer products and a variety of other electrical and electronic applications and is also used to make brass. Copper substitutes include aluminum, plastics, stainless steel and fiber optics. Refined, or cathode, copper is also an internationally traded commodity.

According to the Copper Development Association Inc., a trade association, copper’s world-wide end-use markets in 2012 (and their estimated shares of total consumption) were:

•	Building construction—43%

•	Electrical and electronic products—20%

•	Transportation equipment—18%

•	Consumer and general products—12%

•	Industrial machinery and equipment—7%
Copper Supply
A combination of current mine production and recycled scrap material make up the annual copper supply.
Copper Price
Copper is an internationally traded commodity, and its prices are determined by the major metals exchanges: the London Metal Exchange (“LME”), the Shanghai Futures Exchange and the COMEX division of the New York Mercantile Exchange. Prices on these exchanges generally reflect the worldwide balance of copper supply and demand and can be volatile and cyclical. In general, demand for copper reflects the rate of underlying world economic growth, particularly in industrial production and construction.
The following table shows the high, low and average daily LME spot copper prices in US dollars per pound over the past ten years:

Year	High	Low	Average
2004	$1.49	$1.06	$1.30
2005	2.11	1.39	1.67
2006	3.99	2.05	3.05
2007	3.76	2.40	3.23
2008	4.07	1.25	3.15
2009	3.33	1.38	2.34
2010	4.42	2.76	3.42
2011	4.62	3.05	4.00
2012	3.96	3.30	3.61
2013	3.75	3.01	3.32
On February 17, 2014, the copper closing price on the LME was $3.27 per pound.
Gold
General
We produced 21,107 ounces of gold in concentrate in 2013 containing 20,374 ounces of payable gold. In September 2013, the first copper-gold concentrate was produced at Mt. Milligan Mine, with start-up and commencement of production as of that date. Production from Mt. Milligan Mine is in the form of saleable concentrate that is sold to smelters for further treatment and refining and to merchants who transact with smelters. In 2013, 1% of our product sales were attributable to gold.
Gold Uses
Gold generally is used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.
Gold Supply
A combination of current mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual world-wide gold supply.
Gold Price
The price of gold is volatile and is affected by numerous factors. Factors affecting the market for gold include the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the

US dollar and foreign currencies, changes in global and regional gold demand and political and economic conditions throughout the world.
The following table presents the high, low and average London P.M. fixed prices for gold per ounce on the London Bullion Market in US dollars over the past ten years:

Year	High	Low	Average
2004	$454	$375	$410
2005	537	411	445
2006	725	525	604
2007	841	608	695
2008	1,011	713	872
2009	1,213	810	972
2010	1,421	1,058	1,225
2011	1,895	1,319	1,572
2012	1,792	1,540	1,669
2013	1,694	1,195	1,418
On February 17, 2014, the gold closing price on the London Bullion Market was $1,327 per ounce.
Copper and Gold Sales
We are party to three concentrate sales agreements for the sale of copper-gold concentrate produced at Mt. Milligan Mine. Pursuant to these agreements, we have agreed to sell an aggregate of approximately 85% of the copper-gold concentrate produced at Mt. Milligan Mine during 2013 and 2014 and an aggregate of approximately 120,000 dry metric tons in each of the two calendar years thereafter. Under one of the agreements, we have the option to sell to the counterparty, and the counterparty has the obligation to purchase from us, up to 40,000 dry metric tons of additional concentrate per year during each of 2015 and 2016. Pricing under these concentrate sales agreements will be determined by reference to specified published reference prices during the applicable quotation periods. Payment for the concentrate will be based on the price for the agreed copper and gold content of the parcels delivered, less smelting and refining charges and certain other deductions, if applicable. The copper smelting and refining charges will be negotiated in good faith and agreed by the parties for each contract year based on terms generally acknowledged as industry benchmark terms. The gold refining charges are as specified in the agreements.
In three separate transactions that were consummated in 2010, 2011 and 2012, we committed to sell an aggregate of 52.25% of the refined gold production from Mt. Milligan Mine to a subsidiary of Royal Gold, Inc. (“Royal Gold”). We received upfront cash payments totaling $781.5 million, and Royal Gold agreed to pay $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. We used the funds we received from Royal Gold in our purchase of Terrane and in the construction of Mt. Milligan Mine. For more information about these transactions, see Note 10.
Molybdenum
General
We produced 29.9 million pounds of molybdenum in 2013. We are a significant molybdenum supplier to the global steel and chemicals sectors. We currently source molybdenum from our two primary mines and from purchased molybdenum concentrates. Our principal products are molybdic oxide (also known as roasted molybdenum concentrate) and ferromolybdenum. In 2013, these two commodity products collectively accounted for approximately 75% of our molybdenum sales. Other products we produce include high soluble technical oxide, pure molybdenum trioxide and high purity molybdenum disulfide. In 2013, 97% of our product sales were attributable to molybdenum.
Molybdenum Uses
Molybdenum is an industrial metal principally used for metallurgical applications as a ferro-alloy in steels where high strength, temperature-resistant or corrosion-resistant properties are sought. The addition of molybdenum enhances the strength, toughness and wear- and corrosion-resistance in steels when added as an alloy. Molybdenum is used in major industries including chemical and petro-chemical processing, oil and gas for drilling and pipelines, power generation, automotive and aerospace. Molybdenum is also widely used in non-metallurgical applications such as petroleum catalysts, lubricants, flame-retardants in plastics, water treatment and as a pigment.

According to the International Molybdenum Association, a trade association, the world-wide end-use markets for mined molybdenum ore (not scrap material recycled by chemical processes or re-smelting) in 2012 (and their estimated share of total consumption) were:

•	Construction steel—43%

•	Stainless steel—22%

•	Chemicals—12%

•	Tool and high-speed steel—8%

•	Cast iron—8%

•	Molybdenum metal—5%

•	Super alloys—3%
Molybdenum Supply
A combination of current mine production and recycled scrap material make up the annual molybdenum supply. Molybdenum is mined from both primary mines, ones that contain only molybdenum as an economic mineral, and as a by-product from certain copper mines.
Molybdenum Price
Molybdenum prices are determined by transacting parties rather than by a metals exchange. Reference prices for molybdenum are available in several publications, including Platts Metals Week, Ryan’s Notes and Metal Bulletin. Molybdenum prices generally reflect the worldwide balance of molybdenum supply and demand and can be volatile and cyclical. In general, demand for molybdenum reflects the rate of underlying world economic growth, particularly in industrial production and construction.
The table below shows the high, low and average prices quoted in Platts Metals Week for molybdenum in US dollars per pound for the last 10 years:

	Molybdenum (Dealer oxide Platts Metals Week)
Year	High	Low	Average
2004	$33.25	$7.20	$16.20
2005	40.00	24.00	31.98
2006	28.40	20.50	24.75
2007	34.25	24.30	30.00
2008	34.00	8.25	28.94
2009	18.30	7.70	11.08
2010	18.60	11.75	15.72
2011	18.00	12.60	15.49
2012	14.78	10.90	12.74
2013	12.00	9.08	10.30
On February 17, 2014, the average molybdenum price quoted in Platts Metals Week was $9.74 per pound.
MINES
The tables below set forth certain operating and production data for each of the periods indicated:

Summary operational statistics

	Years Ended December 31,
	2013	2012	2011	2010	2009
Copper
Payable production (000's lb)	10,352	—	—	—	—
Cash cost ($/payable lb produced) - By-Product (1)	$7.76	—	—	—	—
Cash cost ($/payable lb produced) - Co-Product (1)	$5.36	—	—	—	—

Gold
Payable production (troy oz)	20,374	—	—	—	—
Cash cost ($/payable troy oz produced) - Co-Product (1)	$1,456	—	—	—	—

Molybdenum - Produced
TC Mine
Production (000's lb)	20,889	16,238	21,368	25,071	17,813
Cash cost ($/lb produced)	$4.57	$8.06	$6.66	$5.20	$5.72
Endako Mine (75%)
Production (000's lb)	9,056	6,191	6,977	7,506	7,447
Cash cost ($/lb produced)	$10.93	$15.42	$11.86	$8.89	$6.13

Total molybdenum production (2)	29,945	22,429	28,345	32,577	25,260
Total average cash cost ($/lb produced) (1)	$6.49	$10.09	$7.94	$6.07	$5.84

Molybdenum - Processed
Langeloth Facility
Molybdenum Sold from Purchased Product (000's lb)	5,054	10,542	8,245	7,855	4,683
Toll Roasted and Upgraded Molybdenum Processed (000's lb)	3,782	6,296	7,071	5,703	3,841
Roasted Metal Products Processed (000's lb)	17,784	12,153	17,090	18,334	10,030
_______________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)
Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide ("HPM") from our share of production from our mines but excludes molybdenum processed from purchased products.

Properties net book value
At December 31, 2013, the net book values of our properties were as follows:

Property	Net Book Value
(US$ millions)
Mt. Milligan	$2,242.8
TC Mine	40.6
Endako	115.6
Berg property	36.6
Maze Lake property	2.9
Langeloth Facility	88.6
Corporate and other	10.9
Total	$2,538.0

Mt. Milligan Mine
General
Mt. Milligan Mine is a conventional truck-shovel open-pit copper and gold mine and concentrator with a 66,000 ton per day design capacity copper flotation processing plant. Mt. Milligan Mine has an estimated life of approximately 22 years (based on a copper price of $1.60 per pound and a gold price of $690 per ounce) and estimated average annual production of 81 million pounds of copper and 194,500 ounces of gold, each in concentrate, over the life of the mine.
In October 2010, we acquired the Mt. Milligan development project as part of our acquisition of Terrane, and began construction shortly thereafter. On August 15, 2013, the phased start-up of the mine operation began with the first feed to the concentrator. In September 2013, the first copper-gold concentrate was produced at the mine. Mt. Milligan Mine reached commercial production as of February 18, 2014, defined as operation of the mill at 60% design capacity mill throughput for 30 days.
Mt. Milligan Mine is located within the Omenica Mining Division in North Central British Columbia, Canada, approximately 95 miles northwest of Prince George, 50 miles north of Fort St. James and 60 miles west of Mackenzie. Mt. Milligan Mine is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle from the east via Mackenzie on the Finlay Philip Forest Service Road and the North Philip Forest Service Road, and from the west via Fort St. James on the North Road and Rainbow Forest Service Road. Road travel to the Mt. Milligan property site is 482 miles from Prince Rupert and 158 miles from Prince George. The forestry-based communities of Mackenzie and Fort St. James are within daily commuting distance of the Mt. Milligan site, and both of these communities are serviced by rail. The infrastructure at Mt. Milligan Mine includes a concentrator, a tailings storage facility and reclaim water ponds, an administrative building and change house, a truckshop/warehouse, a permanent operations residence, a first aid station, an emergency vehicle storage, a laboratory and sewage and water treatment facilities. The power supply is provided by B.C. Hydro via a 57-mile hydroelectric power line. We transport concentrate from the mine site to Mackenzie via truck, and from there transport it by railway to the port of Vancouver for shipment to customers.
Mt. Milligan Mine includes 100 claims and one mining lease with a combined area of 114,339 acres. The single mining lease that was issued to Terrane on September 9, 2009, expires on September 9, 2029, and requires a lease payment of approximately $100,000, due annually on September 9. Mineral claims are subject to exploration expenditure obligations, or we may choose to pay annual fees to the Province in lieu of exploration expenditures. All mineral claims are in good standing and expiry dates range from September 2014 to December 2014. We expect to renew such mineral claims in the ordinary course.
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
As described above, in three separate transactions that were consummated in 2010, 2011 and 2012, we committed to sell an aggregate of 52.25% of the refined gold production from Mt. Milligan Mine to Royal Gold. For more information about these transactions, see Note 10.
History
Limited exploration activity on Mt. Milligan was first recorded in 1937. In 1984, prospector Richard Haslinger and BP Resources Canada Limited located claims on the site. In 1986, Lincoln Resources Inc. ("Lincoln") optioned the claims and in 1987 completed a diamond drilling program that led to the discovery of significant copper-gold mineralization. In 1991, Placer Development Ltd. (which became Placer Dome Inc.) ("Placer") acquired Lincoln's interest in the Mt. Milligan property, resumed exploration drilling, completed a pre-feasibility study and applied for provincial and federal approvals to develop the project. These approvals expired in 2003. Barrick Gold Corporation purchased Placer in 2006 and sold its Canadian assets to Goldcorp Inc., which then in turn sold its interest in Mt. Milligan to Atlas Cromwell. Atlas Cromwell then changed its name to Terrane Metals Corp. In October 2010, we acquired Terrane and the Mt. Milligan project.
Geology, Deposit Types and Mineralization
Mt. Milligan Mine is a tabular, near-surface, alkalic copper-gold porphyry deposit that measures some 1.6 miles north-south, 1 mile east-west and is more than 1,300 feet thick. It consists of two principal deposits, the Main deposit and Southern Star deposit. The Main deposit includes four contiguous zones: MBX, WBX, DWBX and 66, all of which are spatially associated with the MBX monzonite stock and Rainbow Dyke. The Southern Star deposit is centered on a monzonite stock of the same name and is some 1,640 feet south of the Main deposit.
Mineralization consists primarily of chalcopyrite with lesser bornite and magnetite in areas of potassic alteration, and pyrite in areas of propylitic alteration. In the main deposit, mineralization is best developed in areas of potassic alteration, where copper and gold grades are related to chalcopyrite and pyrite. High gold values are found in each deposit, mostly associated with pyrite, but the highest gold grades are found in the 66 zone and are related mainly to pyrite mineralization.
Exploration
An 18,339-ft core drilling program was completed in 2011 to follow-up previous holes drilled into the footwall of the WBX and other stocks, where potential copper-gold mineralization was indicated at depth. A total of eight holes were drilled, testing primarily for down-faulted blocks of mineralized rock below the western portion of the current deposit and pit limits. An additional 2,845 feet of core was drilled in ten holes to provide new samples for metallurgical test work. There was no exploration activity at Mt. Milligan in 2013. We have no definitive exploration drilling program planned for 2014.
Thompson Creek Mine (TC Mine)
General

TC Mine is an open-pit molybdenum mine and concentrator located approximately 30 miles southwest of the town of Challis, Idaho, USA, with an estimated mine life of approximately 8 years (based on a molybdenum price of $10.00 per pound). TC Mine is accessible by commercial air carrier into the cities of Idaho Falls, Sun Valley and Boise, Idaho. Vehicle access to the mine is available by highway and gravel roads from each of these cities.
The TC Mine land holdings are comprised of 1,589 patented and unpatented lode, mill site and placer claims along with fee owned property totaling approximately 24,600 acres. All current ore reserves are located on patented mineral claims and are not expected to be subject to any US federal government royalties that may be enacted in the future. Approximately 50% of the mineral claims are located within the boundaries of the Salmon-Challis National Forest, with the remaining 50% located within the perimeter of land managed by the United States Bureau of Land Management. Annual assessment fees, totaling approximately $150,000, were made to the United States Bureau of Land Management in 2013 to maintain 1,097 unpatented mining claims at TC Mine through August 2014. We also paid state and county property taxes of $766,000 in 2013. Currently there is no mining taking place on property that requires the payment of a royalty.
The TC Mine operation consists of an open-pit mine, ore crusher and conveyer system, mill and concentrator, tailings and containment dam, an administrative building, a truckshop/warehouse and support facilities. Open-pit mining began at TC Mine in 1983. Material mined from TC Mine is treated at a processing plant on site, and concentrate material is transported to our Langeloth Facility. Electric power is provided to the site by the Salmon River Electric Co-op through a 24.7 mile 230 kV power line to the South Butte Substation, then by a 2.6 mile 69 kV line to the mill site. Both of these lines are owned by TC Mine. Fresh water for TC Mine is pumped from the Salmon River.
As of the date hereof, given declines in molybdenum prices and projected operating costs at TC Mine for 2015 and thereafter, in October 2012, we suspended waste stripping activity associated with Phase 8. Since that time, the molybdenum market has continued to weaken and, as a result, we decided to put TC Mine on care and maintenance when the mining of Phase 7 is completed, which is expected to be in the fourth quarter of 2014. We intend to preserve the assets at TC Mine while it is on care and maintenance to enable us to re-commence operations if and when molybdenum market conditions improve. We continue to evaluate potential economically viable options for Phase 8.
History
The TC Mine deposit was discovered in 1968 by Cyprus Mines Corporation ("Cyprus"). Surface exploration, diamond and reverse circulation drilling were done by Cyprus. Cyprus started construction of the mine in 1981, with full production beginning in 1983 and continuing until 1992 when operations were suspended due to depressed molybdenum prices. In 1993, we purchased the mine and resumed operations in 1994, which have continued to the present. The mine operated continuously from 1994 through the present, however, production was reduced during 2008 and 2009 due to reduced demand for molybdenum during that period.
Geology, Deposit Types and Mineralization
The TC Mine porphyry molybdenum deposit is located near the structural intersection of two geologic provinces: continental, arc-related intrusive rocks of the late Cretaceous Idaho Batholith (the "Idaho Batholith") are exposed to the west of the mine, while complexly deformed Paleozoic metasedimentary rocks are dominant to the east. The Idaho Batholith is a multi-phase, long-lived intrusion with a granitic to granodioritic composition. Paleozoic metasedimentary rocks form the wall-rock portions of the TC Mine deposit. Historic mining within the district was associated with syngenetic stratiform base-, precious-metal (i.e. lead-silver) mineralization which is locally developed in the Paleozoic units. The majority of the TC Mine molybdenum deposit is hosted within igneous rocks of the TC Mine intrusive complex, with minor amounts found within adjacent metasediments.
The TC Mine deposit is classified as an intrusive-hosted molybdenum porphyry system. Porphyry molybdenum deposits are divided into two subtypes: Climax-type and Quartz Monzonite (Endako)-type. TC Mine belongs to the Quartz Monzonite category. In contrast to the rift-related (extensional) Climax-type deposits, the Quartz Monzonite-type deposits are formed by subduction-related (compressional) processes. Molybdenum mineralization at TC Mine is primarily hosted in a composite granodiorite-quartz monzonite stock of Cretaceous age (i.e. TC Mine intrusive complex). This composite stock intruded carbonaceous and locally limy argillite (i.e. metasediments) of the Mississippian Copper Basin Formation. Where it is in contact with the TC Mine intrusive complex, the argillite has been contact-metamorphosed to hornfels and locally to skarn. The intrusive and sedimentary rocks are unconformably overlain by the Eocene Challis Volcanics, a post-mineral sequence of andesite to rhyodacite tuffs, flows and agglomerates. Locally, the volcanic cover is up to 1,000 feet thick. These volcanic rocks fill valleys and depressions in the paleotopography around the TC Mine site.
Exploration

On-site 2013 exploration activities around and peripheral to the TC Mine infrastructure consisted of surface mapping and rock sampling. During 2013, a drilling permit was approved by the United States Forest Service for exploration drilling of targets identified within the Bruno Creek drainage east of the current mine infrastructure. There were no exploration activities performed on the off-site Long Canyon and Little Fall Creek properties in 2013.
Annual assessment fees, totaling approximately $90,000, were made to the United States Bureau of Land Management in 2013 to maintain 631 unpatented lode mining claims at both the Long Canyon and Little Fall Creek properties through August 2014.
On-site exploration activities in the TC Mine area in 2014 are expected to be minimal and may include surface mapping, rock sampling and target identification. No exploration work other than routine claim maintenance is planned for the off-site Long Canyon and Little Fall Creek properties in 2014.
Endako Mine
General
Endako Mine is an open-pit molybdenum mine, concentrator and roaster located approximately 100 miles west of Prince George, British Columbia, Canada, with an estimated mine life of approximately 3.5 years (based on a molybdenum price of $10.00 per pound).
Endako Mine is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle west on a paved highway for approximately 100 miles, then south on the Endako Mine road for an additional 6.8 miles. In March 2012, we completed a mill expansion project at Endako Mine. The expansion project included the construction of a new mill to replace the previous mill constructed in the 1960’s. The new mill is designed to process 55,000 tons of ore per day compared to 31,000 tons per day in the old mill. The previous 45-year old mill at the site has been shut down and is currently on care and maintenance.
Endako Mine is operated as a joint venture (the "Endako Mine Joint Venture") between Thompson Creek Mining Ltd. ("TCML"), one of our subsidiaries, which holds a 75% interest, and Sojitz Moly Resources, Inc. (“Sojitz”), a subsidiary of Sojitz Corporation, which holds the remaining 25% interest. See "Endako Mine Joint Venture" below for further details regarding the Endako Mine Joint Venture.
The property is currently comprised of a contiguous group of 81 mineral tenures containing 56 claims and 25 leases, covering approximately 32,509 acres. In addition, the Endako Mine Joint Venture holds surface rights to a portion of the mine site area. The mineral leases are subject to annual fees, and the mineral claims are subject to exploration expenditure obligations. We may choose to pay annual fees to the province in lieu of exploration expenditures. All mineral claims are in good standing, and expiry dates range from March 2017 to February 2023. We expect to renew such mineral claims in the ordinary course.
Endako Mine deposit is divided into four named areas: Northwest, Denak West, Denak East and Endako. Mining is in progress or has occurred in the Endako and both Denak areas. The Northwest zone is yet to be produced. The property contains processing facilities, waste dumps and tailings disposal areas. There are no royalties, back-in rights, encumbrances on title or other agreements, other than the agreement governing the Endako Mine Joint Venture. The infrastructure at Endako Mine includes a 55,000 ton per day concentrator, a 40,000 to 45,000 pound per day roaster (and an additional non-operating roaster), tailings and reclaim water ponds, a crushing plant, an administrative building, a truckshop/warehouse, a change house, a first aid station, a laboratory, a garage and other shops. The power supply of the site is provided by a 5.3 mile, 69 kV power line owned by B.C. Hydro from a nearby substation. Water for the milling process is re-circulated from the tailings facility while make-up water is pumped from François Lake, located nearby.
In an effort to reduce costs at Endako Mine, we ceased mining new ore at the Mine in the third quarter of 2012 and began exclusively processing stockpiled ore. We resumed mining of new ore during the second quarter of 2013 and are now processing both mined and stockpiled material. In early 2013, we also ceased roasting at Endako Mine, and instead transported Endako’s concentrate via truck and rail to our Langeloth Facility for roasting and delivery to customers.
History
The Endako Mine deposit was discovered in 1927 by local hunters. Minor underground exploration work took place in subsequent years. In 1962, R&P Metals Corporation Ltd. began a diamond drilling program to evaluate the discovery and, based on the exploration results, incorporated a company named Endako Mines Ltd. Canadian Exploration Limited, a wholly owned subsidiary of Placer, entered into an option agreement with Endako Mines Ltd. in August 1962 and continued exploration on the property.
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
The mine and mill were re-opened in 1986, and by 1989 production reached approximately 31,000 tons per day. In June 1997, the parties to the Endako Mine Joint Venture purchased Endako Mine from Placer.
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
Exploration
No exploration activities were completed in 2013, and no exploration activities are planned for 2014, on the Endako Mine land tenure. In order to allow mining in the areas we refer to as the Denak West Extension, we have filed a claim to lease application with the British Columbia Mineral Titles Branch. The application, filed on November 7, 2013, requests the conversion of 24 mineral claims to a mining lease.
Endako Mine Joint Venture
The Endako Mine Joint Venture was formed on June 12, 1997 pursuant to the terms of the Exploration, Development and Mine Operating Agreement between TCML and Sojitz (the "Endako Mine Joint Venture Agreement"). We have been appointed manager of the Endako Mine Joint Venture with overall management responsibility for operations. As manager, we prepare annual budgets and production plans and submit them to Sojitz for approval. In the event Sojitz rejects any or all of a proposed budget or production plan, the parties are required to work to develop a mutually acceptable budget and production plan. As manager, we manage, direct and control Endako Mine, provided that each of the following actions requires the approval of both us and Sojitz: (i) disposition of all or a substantial portion of the Endako Mine assets; (ii) contracts with affiliates over $500,000 or sales of product to our affiliates or affiliates of Sojitz; (iii) compensation for management of the business; (iv) modification of the Endako Mine Joint Venture Agreement; (v) any change in business purpose; (vi) any modifications or replacements to the production plan for Endako Mine; (vii) investment in other companies; (viii) any borrowing by the joint venture or loan to any third party or any guarantee; (ix) changes in the manager, other than by reasons of default; and (x) except in the case of emergency or unexpected expenditures, a discretionary capital expenditure in excess of $1.0 million. Our and Sojitz's participating interests in the joint venture are currently 75% and 25%, respectively; those interests may be recalculated under certain circumstances set forth in the Endako Mine Joint Venture Agreement.
OTHER OPERATING PROPERTIES
Langeloth Metallurgical Facility
Our wholly-owned Langeloth Facility is located in Langeloth, Pennsylvania, approximately 25 miles west of Pittsburgh, on land we own in fee simple. The facility receives molybdenum disulfide concentrate from TC Mine, Endako Mine and from third party producers that is either purchased for processing and re-sale or that is toll converted to finished products for third parties. The facility produces and sells ammonium perrhenate and rhenium metal pellets as well as sulfuric acid all recovered as by-products of processing the molybdenum disulfide. In addition, the Langeloth Facility calcines other metal containing materials from various third-party operations.
Four multiple-hearth furnaces are used for the conversion (roasting) of molybdenum disulfide concentrate into technical grade molybdenum oxide. These four roasters have the annual capacity to process 35 million pounds of molybdenum contained in concentrates. The molybdenum oxide can be sold as a finished product to customers or can be upgraded at the facility to molybdenum oxide briquettes, pure molybdenum trioxide powder or various sizes of ferromolybdenum products. Two furnaces are used to calcine non-hazardous metal containing materials that contain metals other than molybdenum.
The plant has been and continues to be upgraded by an ongoing capital improvement program. Further, an acid plant shutdown occurs approximately every other year to refurbish acid plant process equipment. Following an extended 7 week shutdown in 2012, there was no shutdown in 2013, nor one planned for 2014.
EXPLORATION PROPERTIES
Berg Property
In October 2010, we acquired the Berg property as part of the Terrane acquisition. The Berg property is a copper, molybdenum, and silver exploration property that is located in the Omineca Mining Division within the Tahtsa Ranges of west-central British Columbia, Canada approximately 52 miles southwest of Houston and 14 miles northwest of the Huckleberry Mine. The Berg property is comprised of 113 mineral claims and one mining lease centered at 53° 48' North Latitude and 127° 26' West Longitude for a total of approximately 110,190 acres.
The Berg property is 100% owned by us with a 1% net smelter return royalty held by Royal Gold on eight of the mineral claims and one mining lease, including those which host the deposit on the Berg property. All mineral claims and the mining lease are in good standing and good to dates ranging from June 2014 to November 2021. Mineral claims are subject to exploration expenditure obligations, or we may choose to pay annual fees to the province in lieu of exploration expenditures. We expect to renew such mineral claims and mining lease in the ordinary course.
Drilling on the property was initiated by Kennecott in 1965, and this led to the delineation of two main mineralized zones. In 1972, exploration and development of the Berg property were taken over by another owner under agreement with Kennecott, and by 1980, a total of 119 diamond drill holes for 66,036 feet had been completed on the Berg property. In 2007 and 2008, Terrane carried out diamond drill programs totaling 75,290 feet in 60 holes designed to confirm the results of previous work and define the resource with infill and step-out drilling, particularly below the historic resource, and provide fresh material for metallurgical test work. In 2011, we commissioned additional exploration and drilling delineation to support an advanced scoping study. The 2011 drilling program included 10,678 meters of drilling (35,024 feet). In 2013 no new drilling or field investigations were completed; however, we continued to maintain environmental baseline monitoring programs that were previously in progress. In 2014, certain environmental monitoring programs will continue, no additional drilling or field work is anticipated at this time.
Maze Lake Property
The Maze Lake property is an early-stage gold exploration project located in the Kivalliq District of Nunavut in Canada, 56 miles southwest of Rankin Inlet and 28 miles west of Whale Cove, both on Hudson Bay. An interest in the property was acquired by Terrane following the discovery of an 18 mile long gold trend that was identified by regional till sampling in 2000. The Maze Lake property consists of property covered by three Inuit Owned Lands Mineral Exploration Agreements with a total area of 30,663 acres. Such Agreements allow us to terminate our interest in the property at any time.
In 2008, Terrane formed a joint venture (the "MLJV") with Laurentian Goldfields Ltd. to explore and develop the Maze Lake property. Upon formation of the MLJV, Terrane contributed its Maze Lake mining interests to the MLJV in return for a 43% interest in the MLJV. We acquired Terrane's interest in the MLJV in October 2010 as part of the Terrane acquisition. In

June 2013, we acquired Laurentian Goldfields Ltd.’s interest in the MLJV, granted a 1% net smelter return royalty to Laurentian Goldfields Ltd., and terminated the MLJV.
The Mineral Exploration Agreements are in good standing, with the next annual holding fee of $49,636 being due April 1, 2014 and the annual assessment work or payment of assessment work deficiency in the amount of $162,329 being due June 30, 2014. In 2013, no drilling or field investigations were completed on the property. In 2014, we expect to complete remediation work on the property to remove certain barrels and other property relating to past exploration work. No additional drilling or field work is planned.
SOURCES AND AVAILABILITY OF RAW MATERIALS
Our mining operations require significant energy, principally electricity, diesel and natural gas. Most of our energy is obtained from third parties under long-term contracts. Our mining operations also require significant quantities of water for mining, ore processing and related support facilities. Although we believe we have sufficient water rights to conduct our mining operations, the loss of water rights for any of our mines, in whole or in part, or shortages of water to which we have rights, could require us to curtail or shut down mining operations. For a further discussion of risks and legal proceedings associated with the availability of water, refer to Item 1A. "Risk Factors" and Item 3. "Legal Proceedings."
COMPETITION
The mining industry is intensely competitive. Our competitive position is based on the quality and grade of our mineral reserves, our ability to manage our costs compared to other producers throughout the world, our ability to maintain our financial integrity through the lows of the metal price cycles, and our ability to manage our customer relationships. Our costs are governed to a large extent by the location, grade and nature of our mineral reserves, our input costs including energy, labor and equipment, and our operating and management skills. The metals markets are cyclical, and our ability to maintain our competitive position over the long term is based on our ability to manage our costs, acquire and develop quality deposits, and hire and retain a skilled workforce. Our substantial indebtedness will limit our ability to significantly grow our business in the near term. While we intend to continue to grow our business through our exploration program and through future acquisitions in the long term, many of our competitors possess more financial, technical and other resources than we do.
Until we began producing concentrate from Mt. Milligan Mine in late 2013, we exclusively mined molybdenum, and were thus subject to unique competitive advantages and disadvantages related to the price of molybdenum. With the completion of Mt. Milligan Mine, we have diversified into production of copper and gold as well as molybdenum, and are thus less sensitive to fluctuations in the price of molybdenum.
EMPLOYEES
As of December 31, 2013, we employed approximately 1,240 people (approximately 780 in Canada and 460 in the United States).
Approximately 75% of employees at the Langeloth Facility are members of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America union through its Local 1311. In January 2013, a new labor agreement was reached with the union at the Langeloth Facility to cover the period from March 11, 2013 through March 11, 2016. Approximately 75% of Endako Mine's employees are members of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union through its Local 1-424. In January 2014, a labor agreement was reached with the union at Endako Mine for the period from April 1, 2013 to March 31, 2015. We believe that our relations with all of our employees are good.
ENVIRONMENTAL MATTERS
Our mining and exploration activities are subject to extensive federal, provincial, state and local laws, regulations and permits governing protection of the environment. Among other things, our Canadian operations must comply with authorizations issued under the provincial Mines Act and the Environmental Management Act. We also implement Fish Habitat Compensation Plans at Mt. Milligan Mine under the Fisheries Act and the Metal Mining Effluent Regulations. In the United States, TC Mine has permits issued under the federal Clean Water Act and Clean Air Act. Our tailings storage facility at TC Mine is governed by an Idaho statute administered by the Idaho Department of Water Resources. Our primary permits at the Langeloth Metallurgical Facility are issued under the federal Clean Water Act and Clean Air Act, both of which are implemented in Pennsylvania by the state Department of Environmental Protection.
Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are in compliance with applicable environmental laws and regulations in all material respects. Regular monitoring and compliance with periodic reporting requirements are integral components of all our environmental permits and authorizations. In Canada, we also conduct Environmental Effects Monitoring, which is a cyclical receiving-environment monitoring program to assess the potential effects of effluent on the fish population, fish tissue and the benthic invertebrate community.
From time to time, we have sought modifications of our Plan of Operations for TC Mine, the Mines Act permits for our Canadian operations or other environmental permits and authorizations. In these instances, we have been required to prepare detailed baseline studies and environmental analyses under the National Environmental Policy Act in the United States and comparable provisions of Canadian law. There is no assurance that such modifications of our permits and authorizations will be granted by the administrative agencies and ministries. Even if approved, the authorizations may include terms and conditions that adversely affect our ability to operate effectively or economically.
The costs associated with implementation and compliance with environmental requirements are substantial and possible future legislation and regulations could cause additional operating expense, capital expenditures, restrictions and delays in the development and continued operation of our properties, the extent of which cannot be predicted with certainty. In the context of environmental permitting, including approval of reclamation plans and compliance with long-term, post-reclamation obligations, we are required to comply with known standards and regulations, which may entail significant costs.
Estimated future reclamation costs are based primarily on legal and regulatory requirements. As of December 31, 2013, we have provided financial assurance for reclamation costs of approximately $42.4 million at TC Mine, $14.4 million at Endako Mine (of which our 75% share is approximately $10.8 million) and $28.2 million for Mt. Milligan. Environmental laws and regulations generally have become more stringent and restrictive during the life of our operations. Our reclamation obligations and the related financial assurances we are required to provide likely will increase over time.
In addition to statutory and regulatory compliance, we are developing plans and programs to promote sustainability in our business and are committed to building long-term relationships with the communities in which we operate. At Mt. Milligan Mine, we have implemented a Community Sustainability Committee, by which we meet quarterly with representatives of the local communities and First Nations. We have also prepared and implemented an Environmental, Health and Safety Management System that is intended to comply with ISO 14001:2004 and OHSAS 18001.
For a further discussion of risks associated with environmental matters, refer to Item 1A. "Risk Factors."
MINERAL RESERVES
Our proven and probable mineral reserves have been estimated in accordance with the definitions of such terms adopted by the Canadian Institute of Mining, Metallurgy and Petroleum ("CIM") and incorporated in National Instrument 43-101 ("NI 43-101") by Canadian securities regulatory authorities. Technical reports have been filed regarding the disclosure of mineral reserves for our material properties as required by NI 43-101; namely Mt. Milligan Mine, TC Mine and Endako Mine. The proven and probable mineral reserves are those tonnages contained within economically optimized pits, configured using current and predicted mining and processing methods and related operating costs and performance parameters. Mineral reserve estimates reflect our reasonable expectation that all necessary permits and approvals will be obtained and maintained. We believe that our proven and probable mineral reserves are equivalent to proven and probable reserves as defined by the Securities and Exchange Commission's (the "SEC") Industry Guide 7. See the Glossary of Terms below for an explanation of mining terms used in this report.
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

The following tables set forth the estimated copper and gold mineral reserves for Mt. Milligan as of December 31, 2013:
Proven and Probable Copper Mineral Reserves at December 31, 2013(1)

Property	Category	Short Tons	Metric Tonnes	Copper Grade	Contained Copper
		(millions)	(millions)	(%Cu)	(millions of pounds)
Mt. Milligan	Proven—Mine	298.3	270.7	0.210	1,251
	Proven—Stockpile	0.2	0.2	0.149	0.5
	Probable—Mine	227.8	206.6	0.186	846
	Probable—Stockpile	—	—	—	—
	Proven + Probable	526.3	477.5	0.199	2,098
Total	Proven				1,252
	Probable				846
	Proven + Probable				2,098
Proven and Probable Gold Mineral Reserves at December 31, 2013(1)

Property	Category	Short Tons	Gold Grade	Metric Tonnes	Gold Grade	Contained Gold
		(millions)	(ounces per ton)	(millions)	(gram per tonne)	(millions of ounces)
Mt. Milligan	Proven—Mine	298.3	0.013	270.7	0.437	3.81
	Proven—Stockpile	0.2	0.018	0.2	0.604	0.003
	Probable—Mine	227.8	0.009	206.6	0.322	2.14
	Probable—Stockpile	—	—	—	—	—
	Proven + Probable	526.3	0.011	477.5	0.388	5.95
Total	Proven					3.81
	Probable					2.14
	Proven + Probable					5.95
_______________________________________________________________________________
(1)     The mineral reserve estimates for Mt. Milligan Mine were prepared by Robert Clifford, our Director of Mine Engineering, who is a Qualified Person under NI 43-101. The mineral reserve estimates were prepared using optimized pit shells at a $4.10/t NSR cut-off value, metal prices of $1.60/lb copper, $690/oz gold and an exchange rate of C$1.00/US$0.85, and incorporate estimated costs for milling, plant services, tailing services and general and administrative charges. The mineral reserve estimates are based on the cost and price assumptions included in a NI 43-101 technical report prepared for Terrane entitled "Technical Report—Feasibility Update Mt. Milligan Property—Northern BC" dated October 13, 2009 and filed on SEDAR on October 13, 2011. Mill recoveries vary by rock type and region but average 84.1% copper and 71.4% gold. Anticipated losses resulting from beneficiation average 4.9% copper and 3.5% gold.
The following table sets forth the estimated molybdenum mineral reserves for TC Mine and Endako Mine as of December 31, 2013:

Proven and Probable Molybdenum Reserves at December 31, 2013 (1)

Mine	Category	Short Tons	Metric Tonnes	Molybdenum Grade	Contained Molybdenum
		(millions)	(millions)	(%Mo)	(millions of pounds)
TC Mine	Proven—Mine	39.9	36.2	0.080	63.9
	Proven—Stockpile	5.2	4.7	0.082	8.5
	Probable—Mine	35.9	32.6	0.069	49.7
	Probable—Stockpile	—	—	—	—
	Proven + Probable	81.0	73.5	0.075	122.1
Endako Mine	Proven—Mine	25.1	22.8	0.061	30.7
	Proven—Stockpile	8.6	7.8	0.039	6.7
	Probable—Mine	21.1	19.2	0.058	24.6
	Probable—Stockpile	17.7	16.0	0.039	13.8
	Proven + Probable	72.5	65.8	0.052	75.8
Total	Proven				109.8
	Probable				88.1
	Proven + Probable				197.9
_______________________________________________________________________________

(1)
The mineral reserve estimates for TC Mine and Endako Mine were prepared by the TC Mine and Endako Mine staff, respectively, under the supervision of Robert Clifford, our Director of Mine Engineering, who is a Qualified Person under NI 43-101. The mineral reserve estimates utilized a cut-off grade of 0.030% molybdenum ("Mo") and an average long-term molybdenum price of $10.00 per pound. The mineral reserve for Endako Mine is stated on a 100% basis; we own 75% of Endako Mine. Mill recoveries vary by rock type and region but average 88.3% at TC Mine and 77.3% at Endako Mine. Anticipated losses resulting from beneficiation average 1% at both TC Mine and Endako Mine.

Reconciliation of Year-End 2013 and 2012 Proven and Probable Copper Mineral Reserves (1)

	Contained Copper	Pounds
	(millions of pounds)	(% of opening)
December 31, 2012	2,124	100%
Depletion (2)	(26.0)	(1)%
Revisions and additions	—	—
December 31, 2013	2,098	99%
_______________________________________________________________________________

(1)	The figures incorporated in the table above were prepared by Robert Clifford, our Director of Mine Engineering, who is a Qualified Person under NI 43-101.

(2)	Depletion of mineral reserves reflects removal of in-situ pit reserves.
Reconciliation of Year-End 2013 and 2012 Proven and Probable Gold Mineral Reserves (1)

	Contained Gold	Ounces
	(millions of ounces)	(% of opening)
December 31, 2012	6.03	100%
Depletion (2)	(0.08)	(1)%
Revisions and additions	—	—
December 31, 2013	5.95	99%
_______________________________________________________________________________

(1)	The figures incorporated in the table above were prepared by Robert Clifford, our Director of Mine Engineering, who is a Qualified Person under NI 43-101.

(2)	Depletion of mineral reserves reflects removal of in-situ pit reserves.
Reconciliation of Year-End 2013 and 2012 Proven and Probable Molybdenum Mineral Reserves (1)

	TC Mine		Endako Mine
Property	Contained Molybdenum	Pounds	Contained Molybdenum	Pounds
	(millions of pounds)	(% of opening)	(millions of pounds)	(% of opening)
December 31, 2012	203.3	100%	312.6	100%
Depletions (2)	(22.7)	(11)%	(16.2)	(5)%
Revisions (3)	(58.5)	(29)%	(220.6)	(71)%
December 31, 2013	122.1	60%	75.8	24%
_______________________________________________________________________________

(1)	The figures incorporated in the table above were prepared by Robert Clifford, our Director of Mine Engineering, who is a Qualified Person under NI 43-101.

(2)	Depletion of mineral reserves reflects both removal of in-situ pit reserves and drawdown of stockpile reserves.

(3)
Revisions reflect changes due to economic model updates and optimizations. All of the revisions are attributable to the recalculation of our molybdenum reserves utilizing an average long-term molybdenum price of $10 per pound. The reserves reflected in our Annual Report on Form 10-K for the year ended December 31, 2012 utilized a long-term molybdenum price of $12 per pound.

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
For our mineral reserves at December 31, 2013, there is no difference between the mineral reserves as disclosed under NI 43-101 and those disclosed under SEC Industry Guide 7, and therefore no reconciliation is provided.
NON-RESERVES—MEASURED AND INDICATED MINERAL RESOURCES
Cautionary note to US investors concerning estimates of measured and indicated mineral resources
This section uses the terms "measured mineral resources" and "indicated mineral resources." We advise US investors that, while those terms are recognized and required by Canadian regulations, the SEC does not recognize them. US investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.
The measured and indicated mineral resources which are reported herein do not include that part of our mineral resources that have been converted to proven and probable mineral reserves as shown above. Measured and indicated mineral resources have been estimated in accordance with the definitions of such terms adopted by the CIM and incorporated in NI 43-101. We have filed technical reports regarding the disclosure of mineral resources for TC Mine and Endako Mine, Mt. Milligan, and the Berg property. Measured and indicated mineral resources are equivalent to mineralized material as such term is defined in SEC Industry Guide 7. See the Glossary of Terms below for an explanation of mining terms used in this report.
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

The following tables summarize our estimated non-reserves—measured and indicated mineral resources at December 31, 2013:
Measured and Indicated Copper Mineral Resources at December 31, 2013

	Measured			Indicated			Measured & Indicated
Property	Short Tons	Metric Tonnes	Copper Grade	Short Tons	Metric Tonnes	Copper Grade	Short Tons	Metric Tonnes	Copper Grade
	(millions)	(millions)	(%)	(millions)	(millions)	(%)	(millions)	(millions)	(%)
Mt. Milligan (1)	66.9	60.7	0.13	182.4	165.5	0.15	249.3	226.2	0.14
Berg Property (2)	58.8	53.3	0.48	499.0	452.7	0.28	557.8	506.0	0.30
Total 2013	125.7	114.0	0.29	681.4	618.2	0.24	807.1	732.2	0.25
Measured and Indicated Gold Mineral Resources at December 31, 2013 (Imperial)

	Measured		Indicated		Measured & Indicated
Property	Short Tons	Gold Grade	Short Tons	Gold Grade	Short Tons	Gold Grade
	(millions)	(oz/ton)	(millions)	(oz/ton)	(millions)	(oz/ton)
Mt. Milligan (1)	66.9	0.006	182.4	0.006	249.3	0.006
Measured and Indicated Gold Mineral Resources at December 31, 2013 (Metric)

	Measured		Indicated		Measured & Indicated
Property	Metric Tonnes	Gold Grade	Metric Tonnes	Gold Grade	Metric Tonnes	Gold Grade
	(millions)	(gram/tonne)	(millions)	(gram/tonne)	(millions)	(gram/tonne)
Mt. Milligan (1)	60.7	0.214	165.5	0.200	226.2	0.204
Measured and Indicated Molybdenum Mineral Resources at December 31, 2013

	Measured			Indicated			Measured & Indicated
Property	Short Tons	Metric Tonnes	Molybdenum Grade	Short Tons	Metric Tonnes	Molybdenum Grade	Short Tons	Metric Tonnes	Molybdenum Grade
	(millions)	(millions)	(%)	(millions)	(millions)	(%)	(millions)	(millions)	(%)
TC Mine (3)	27.8	25.2	0.064	31.4	28.5	0.062	59.2	53.7	0.063
Endako Mine (3)	56.1	50.9	0.050	64.5	58.5	0.052	120.6	109.4	0.051
Berg Property (2)	58.8	53.3	0.030	499.0	452.7	0.038	557.8	506.0	0.037
Total 2013	142.7	129.4	0.044	594.9	539.7	0.041	737.6	669.1	0.042
Measured and Indicated Silver Mineral Resources at December 31, 2013 (Imperial)

	Measured		Indicated		Measured & Indicated
Property	Short Tons	Silver Grade	Short Tons	Silver Grade	Short Tons	Silver Grade
	(millions)	(oz/ton)	(millions)	(oz/ton)	(millions)	(oz/ton)
Berg Property (2)	58.8	0.131	499.0	0.108	557.8	0.110

Measured and Indicated Silver Mineral Resources at December 31, 2013 (Metric)

	Measured		Indicated		Measured & Indicated
Property	Metric Tonnes	Silver Grade	Metric Tonnes	Silver Grade	Metric Tonnes	Silver Grade
	(millions)	(gram/tonne)	(millions)	(gram/tonne)	(millions)	(gram/tonne)
Berg Property (2)	53.3	4.5	452.7	3.7	506.0	3.8
_______________________________________________________________________________

(1)
The mineral resource estimate for Mt. Milligan Mine was prepared by Robert Clifford, our Director of Mine Engineering, who is a Qualified Person under NI 43-101. The mineral resource estimates were prepared using optimized pit shells at a $4.10/t NSR cut-off value, metal prices of $2.00/lb copper, $800/oz gold and an exchange rate of C$1.00/US$0.85, and incorporate estimated costs for milling, plant services, tailing services and general and administrative charges. The mineral resource estimate is based on the cost and price assumptions included in a NI 43-101 technical report prepared for Terrane entitled "Technical Report—Feasibility Update Mt. Milligan Property—Northern BC" dated October 13, 2009 and filed on SEDAR on October 13, 2011.

(2)
The mineral resource estimate for the Berg property was approved by Robert Clifford, our Director of Mine Engineering who is a Qualified Person under NI 43-101, and is reflected in a NI 43-101 technical report prepared for Terrane entitled "2009 Mineral Resource Estimate on the Berg Copper Molybdenum Silver Property, Tahtsa Range, British Columbia" dated June 26, 2009 and filed on SEDAR on October 13, 2011. The mineral resource estimate for the Berg property was prepared using a 0.30% copper equivalent cut-off, with copper equivalency defined using metal prices of $1.60/lb copper, $10/lb molybdenum, and $10/oz silver, taking into account forecast metallurgical recoveries. Resources are reported to a maximum depth of 450 meters (1,476.38 feet) below surface.

(3)
The mineral resource estimates for TC Mine and Endako Mine were prepared by the TC Mine and Endako Mine staff, respectively, under the supervision of Robert Clifford, our Director of Mine Engineering, who is a Qualified Person under NI 43-101. The mineral resource estimates utilized a cut-off grade of 0.025% Mo and an average long-term molybdenum price of $12.00 per pound.

NON-RESERVES—INFERRED MINERAL RESOURCES
Cautionary note to US investors concerning estimates of inferred mineral resources
This section uses the term "inferred mineral resources." We advise US investors that while this term is recognized and required by Canadian regulations, the SEC does not recognize it. "Inferred mineral resources" have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of inferred mineral resources will ever be converted into mineral reserves. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. US investors are cautioned not to assume that part or all of the inferred mineral resources exists, or is economically or legally mineable.
Inferred mineral resources have been estimated in accordance with the definitions of such terms adopted by the CIM and incorporated in NI 43-101. We have filed technical reports regarding the disclosure of mineral resources for TC Mine and Endako Mine, Mt. Milligan, and the Berg property. See the Glossary of Terms below for an explanation of mining terms used in this report.
The following tables summarize estimated non-reserves—inferred mineral resources as of December 31, 2013:
Inferred Mineral Resources—Copper

Property	Short Tons	Metric Tonnes	Copper Grade
	(millions)	(millions)	(%)
Mt. Milligan (1)	23.0	20.9	0.15
Berg Property (2)	159.4	144.6	0.23
Inferred Mineral Resources—Gold

Property	Short Tons	Gold Grade	Metric Tonnes	Gold Grade
	(millions)	(oz/ton)	(millions)	(gram/tonne)
Mt. Milligan (1)	23.0	0.006	20.9	0.202
Inferred Mineral Resources—Molybdenum

Property	Short Tons	Metric Tonnes	Molybdenum Grade
	(millions)	(millions)	(%)
TC Mine (3)	0.6	0.5	0.044
Endako Mine (3)	4.0	3.6	0.053
Berg Property (2)	159.4	144.6	0.033
Inferred Mineral Resources—Silver

Property	Short Tons	Silver Grade	Metric Tonnes	Silver Grade
	(millions)	(oz/ton)	(millions)	(gram/tonne)
Berg Property (2)	159.4	0.073	144.6	2.5
_______________________________________________________________________________

(1)
The inferred mineral resource estimate for Mt. Milligan Mine was prepared by Robert Clifford, our Director of Mine Engineering, who is a Qualified Person under NI 43-101. The inferred mineral resource estimates were prepared using optimized pit shells at a $4.10/t NSR cut-off value, metal prices of $2.00/lb copper, $800/oz gold and an exchange rate of C$1.00/US$0.85, and incorporate estimated costs for milling, plant services, tailing services and general and administrative charges. The inferred mineral resource estimate is based on the cost and price assumptions included in a NI 43-101 technical report prepared for Terrane entitled "Technical Report—Feasibility Update Mt. Milligan Property—Northern BC" dated October 13, 2009 and filed on SEDAR on October 13, 2011.

(2)
The inferred mineral resource estimate for the Berg property was approved by Robert Clifford, our Director of Mine Engineering who is a Qualified Person under NI 43-101, and is reflected in a NI 43-101 technical report prepared for Terrane entitled "2009 Mineral Resource Estimate on the Berg Copper Molybdenum Silver Property, Tahtsa Range, British Columbia" dated June 26, 2009 and filed on SEDAR on October 13, 2011. The inferred mineral resource estimate for the Berg property is reported using a 0.30% copper equivalent cut-off, with copper equivalency defined using metal prices of $1.60/lb copper, $10/lb molybdenum, and $10/oz silver, taking into account forecast metallurgical recoveries. Resources are reported to a maximum depth of 450 meters (1,476.38 feet) below surface.

(3)
The inferred mineral resource estimates for TC Mine and Endako Mine were prepared by the TC Mine and Endako Mine staff, respectively, under the supervision of Robert Clifford, our Director of Mine Engineering, who is a Qualified Person under NI 43-101. The inferred mineral resource estimates utilized a cut-off grade of 0.025% Mo and an average long-term molybdenum price of $12.00 per pound.

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

mineralized material (2)	The term "mineralized material" refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.
non-reserves	The term "non-reserves" refers to mineralized material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.
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

Qualified Person (1)
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
formation—a distinct layer of sedimentary rock of similar composition grade—quantity of metal per unit weight of host rock
granodiorite—a group of coarse-grained plutonic rocks intermediate in composition between quartz diorite and quartz monzonite containing quartz, plagioclase, potassium feldspar with biotite and hornblende host rock—the rock in which a mineral or an ore body may be contained hydrothermal—the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution in-situ—in its natural position
life-of-mine—a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tons of Mineral Reserve by the annual rate of mining and processing mineral—a naturally occurring inorganic crystalline material having a definite chemical composition mineralization—a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock
Mo—molybdenum
molybdenite—a mineral of molybdenum disulfide; common sulphide ore of molybdenum
MoS2—molybdenum disulfide or molybdenite
net smelter return (NSR)—refers to the revenue expected from ore delivered to the smelter, taking into account metallurgical recoveries, concentrate grades, transportation costs and smelter treatment charges, usually measured on a per ton basis open-pit—surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore—mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body—a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade—the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per tonne of ore ounces—refer to troy ounces
outcrop—that part of a geologic formation or structure that appears at the surface of the Earth oxide—gold bearing ore which results from the oxidation of near surface sulfide ore preliminary assessment—a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study porphyry—a deposit of molybdenum or copper bearing ores associated with intrusive igneous rocks of porphyritic texture preliminary assessment—a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study preliminary feasibility study and pre-feasibility study—each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration in the case of an open-pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the Mineral Resource may be classified as a Mineral Reserve pyrite—common sulfide of iron
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
Our primary executive offices are located at 26 West Dry Creek Circle, Suite 810, Littleton, Colorado 80120, our telephone number is (303) 761-8801.
The public can access our website at www.thompsoncreekmetals.com. From our website, you can download and print copies of our annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to any of those reports, as well as other reports relating to us that are filed with or furnished to the SEC or SEDAR. You can also download from our website our corporate governance policies, including our Corporate Governance Guidelines, Board of Directors Committee Charters, and our Code of Conduct and Ethics. The contents of our website are not incorporated into, and should not be considered, a part of this report.
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
Financial Risks
Extended declines in the prices of copper, gold and/or molybdenum would have a material adverse effect on our earnings and cash flows and could affect our ability to repay our debt. Fluctuations in the prices of copper, gold and/or molybdenum can cause significant volatility in our financial performance and materially and adversely affect the trading prices of our debt and common stock.
Our business is dependent on the prices of copper, gold and molybdenum. The prices of copper, gold and molybdenum are volatile and are affected by numerous factors beyond our control. Factors tending to influence such prices include the following:

•	the rates of global economic growth;
•worldwide supply, including the start-up of new primary and bi-product mines;
•demand for products containing copper, gold and/or molybdenum;
•the availability and cost of substitute materials;
•inventory levels;
•our production costs and the production costs of our competitors;
•expectations with respect to the rate of inflation;
•the relative strength of the US dollar and certain other currencies;
•global or regional political or economic conditions, including interest rates and currency values; and

•	sales by central banks and other holders, speculators and producers in response to any of the above factors.
The prices of copper, gold and molybdenum have fluctuated historically. During the three years ended December 31, 2013, the average spot copper price on the London Metals Exchange ranged from a low of $3.01 to a high of $4.62 per pound, the average London P.M. fixed prices for gold per ounce on the London Bullion Market ranged from a low of $1,195 to a high of $1,895 and the average price for molybdenum quoted in Platts Metals Week ranged from a low of $9.08 to a high of $18.00 per pound.
Any decline in the prices of copper, gold or molybdenum adversely impacts our revenues, net income and cash flows and could affect our ability to repay our debt and meet our debt service and other fixed obligations, and depress the trading prices of our common stock and our publicly traded debt securities. Sustained declines in prices could also:

•	cause us to revise our operating plans, including reducing output at our operations and possibly closing one or more of our mines or other facilities;

•	further reduce revenues through production declines due to cessation of mining of deposits that have become uneconomic;
•reduce funds available for capital expenditures, acquisitions and exploration projects;
•reduce existing reserves due to economic viability; and
•cause us to write down assets.
We may fail to realize the anticipated benefits of Mt. Milligan Mine, which would have a material adverse effect on our business, financial condition and results of operations.
In the third quarter of 2013, we completed the construction of our Mt. Milligan Mine, and commenced the commissioning and start-up phase. While we achieved commercial production at Mt. Milligan Mine (defined as 30 days of 60% design capacity mill throughput) as of February 18, 2014, ramp-up to full design capacity continues. We have experienced various start-up challenges, including in the grinding and flotation circuits. These factors have caused throughput to be lower than anticipated and have caused interruptions and delays in the start-up process, and we may face additional challenges and delays.

The capital expenditures and time required to develop new mines are considerable, and changes in costs or start-up schedules can affect project economics. The value that we ultimately receive from Mt. Milligan Mine depends on the future prices of copper and gold and our ability to successfully ramp-up and operate the mine. There is a risk that we paid more than the value we will receive from the acquisition, construction and development of Mt. Milligan Mine. In the event that we experience further operational challenges or if the new mine fails to meet our expectations for its operation and/or copper and gold prices decline significantly, we may need to write down Mt. Milligan Mine's assets or make the decision to cease mining operations and production at Mt. Milligan Mine, each or both of which would have a material adverse impact on our business. Our profitability will be substantially impacted by our ability to successfully operate Mt. Milligan Mine at design capacity within our projected time frame and budget.
Our substantial indebtedness could adversely affect our financial condition.
As of December 31, 2013, our total debt was approximately $1,012.8 million, including equipment lease obligations, and we have unused commitments of $9.8 million net funding available under the Caterpillar equipment financing facility. We also have $780.7 million in deferred revenue under our Gold Stream Arrangement. Until the deposits received in the Gold Stream Arrangement have been fully offset against Royal Gold’s purchases of gold under the agreement, the deposits will be secured by our Mt. Milligan Mine assets. After the deposits have been fully offset, Royal Gold will continue to have a security interest in 52.25% of the refined gold produced from Mt. Milligan Mine.
Subject to the limits contained in the indentures that govern our outstanding 2017 Notes, 2018 Notes and 2019 Notes, the amended and restated gold stream agreement with Royal Gold, and our other debt instruments, we may be able to incur additional debt to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important negative consequences, including:

•	making it difficult for us to satisfy our obligations with respect to our debt and increasing the risk that we default on our debt obligations;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to declines in the prices of our commodities, general adverse economic and industry conditions;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	limiting management's discretion in operating our business;
•placing us at a disadvantage compared to other, less leveraged competitors;
•increasing our cost of borrowing; and
•limiting our ability to pursue certain types of strategic opportunities.
The indentures that govern our outstanding 2017 Notes, 2018 Notes and 2019 Notes and our Amended and Restated Gold Stream Agreement with Royal Gold contain covenants that restrict our current and future operations and limit our flexibility and ability to respond to changes or take certain actions.
The indentures that govern our outstanding 2017 Notes, 2018 Notes and 2019 Notes contain certain restrictive covenants that impose significant operating and financial restrictions on us and, in some circumstances, limit our ability to engage in actions that may be in our long-term best interest, including, among other things, our ability to:
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
In addition, our amended and restated gold stream agreement with Royal Gold contains restrictions on our ability to incur additional secured debt.

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
A failure to satisfy any of our debt obligations could be exacerbated by cross default provisions. For example, a default under the Caterpillar equipment financing facility will trigger cross defaults to our amended and restated gold stream agreement with Royal Gold, and vice versa, and could also trigger cross defaults to the indentures governing our outstanding notes and other material agreements. In the event of a default under the Caterpillar equipment financing facility, Caterpillar could: (1) terminate the lease by us of equipment purchased by the lender and leased to us pursuant to the facility; (2) terminate the lender's obligation to purchase additional equipment and lease such equipment to us pursuant to the terms of the facility; (3) accelerate the payment of all lease payments unpaid under the facility, together with default interest; (4) accelerate the payment of the balance of the purchase price for equipment, which would have been due and payable from the date of termination; and (5) foreclose on the equipment purchased and leased under the facility and apply the proceeds from the sale of such equipment to any shortfall in the payment by us of amounts due. In the event of default under our amended and restated gold stream agreement with Royal Gold, Royal Gold could require us to repay the amounts Royal Gold has invested in Mt. Milligan Mine, as adjusted and reflected in the deposit record maintained in accordance with the agreement, which amounts totaled $779.8 million as of December 31, 2013. In the event of a default under the indentures governing the 2017 Notes, 2018 Notes and 2019 Notes, the trustee or holders of at least 25% in principal of the outstanding 2017 Notes, 2018 Notes and 2019 Notes, as applicable, may declare the principal, premium, if any, and accrued and unpaid interest on the notes to be immediately due and payable. If we were to default under any of these arrangements, we may not have sufficient assets to repay such indebtedness upon a default or have access to sufficient alternative sources of funds. If we are unable to repay the indebtedness, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
We may enter into provisionally-priced sales contracts, which could have a negative impact on our revenues if prices decline.
From time to time, we enter into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to sales agreements are included in sales revenue in the determination of net income. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to sales, respectively, is recorded each reporting period until the date of final pricing. Accordingly, in times of falling commodities prices, our revenues are negatively impacted by lower prices received for contracts priced at current market rates and also from a decrease related to the final pricing of provisionally-priced sales pursuant to contracts entered into in prior years; in times of rising commodities prices, the opposite occurs.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our outstanding debt securities. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing and could lead our suppliers and other third parties with whom we do business to require us to provide financial assurance in the normal course of our operations.
Our operations are subject to currency fluctuations, which could adversely affect our results of operations and financial condition.
Exchange rate fluctuations may affect the costs that we incur in our operations. Our costs for Endako Mine and Mt. Milligan Mine are incurred principally in Canadian dollars. However, our future revenue is tied to market prices for molybdenum, copper, gold and silver, which are denominated in US dollars. The appreciation of the Canadian dollar against the US dollar can increase the cost of our production and capital expenditures in US dollars, and our results of operations and financial condition could be materially adversely affected. Although we have in the past used, and may in the future use, hedging strategies to limit our exposure to currency fluctuations, there can be no assurance that such hedging strategies will be successful or that they will mitigate the risk of such fluctuations.

Mine closure and remediation costs for environmental liabilities may exceed the provisions we have made and our inability to provide reclamation bonding or maintain insurance could adversely affect our operating results and financial condition.
We are required by US federal and state laws and Canadian federal and provincial laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if we are unable to do so. These laws are complex and vary from jurisdiction to jurisdiction. The laws govern the determination of the scope and cost of the closure and reclamation obligations and the amount and forms of financial assurance. The amount and nature of the financial assurances are dependent upon a number of factors, including our financial condition and reclamation cost estimates.
As of December 31, 2013, we had provided the appropriate regulatory authorities in the United States and Canada with approximately $82 million in reclamation financial assurance for our share of mine closure obligations in the various jurisdictions in which we operate. As our operations expand, our reclamation obligations and the financial assurances that we are required to provide may increase accordingly. For example, we have posted an additional $12 million (for a total of $30 million) for our reclamation security at Mt. Milligan Mine as of December 31, 2013. Changes to these amounts, as well as the nature of the security to be provided, could significantly increase our costs, making the maintenance and development of existing and new mines less economically feasible. To the extent that the value of the security provided to the regulatory authorities is or becomes insufficient to cover the amount of financial assurance we are required to post, we would be required to replace or supplement the existing security with more expensive forms of security, which might include cash deposits, which would reduce our cash available for operations and financing activities.
We have initiated discussions with relevant US federal agencies concerning funding of a trust agreement to cover long-term water treatment at TC Mine, although we are not currently under any requirement to do so. The amount of funding required is subject to numerous variables, including an appropriate discount rate, and cannot be determined at this time.
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
We will rely on a few key customers for our copper-gold concentrate from Mt. Milligan Mine, and the loss of any one key customer could reduce our revenues.
We have entered into three concentrate sales agreements for the sale of copper-gold-silver concentrate produced at Mt. Milligan Mine. Pursuant to these agreements, we agreed to sell an aggregate of approximately 85% of the copper-gold-silver concentrate produced at Mt. Milligan Mine during 2013 and 2014 and an aggregate of approximately 120,000 dry metric tons in each of the two calendar years thereafter. A breach of the applicable sales agreement by us or the applicable customer, a significant dispute with one of these customers, a force majeure event affecting the parties' respective performances under the agreement, early termination of the agreement, or any other event significantly negatively impacting the contractual relationship with one of these customers could harm our financial condition. If, in such an event, we are unable to sell the affected concentrate volume to another customer, or we sell the affected concentrate to another customer on terms less advantageous terms to us, our revenues could be negatively impacted.
Our commodity hedging activities may reduce the realized prices we receive for our copper and gold, and involve market risk for the fair value of the derivatives, credit risk that our counterparties may be unable to satisfy their obligations to us, and financial risk due to fluctuations in the fair value of the derivatives.
In order to manage our cash flow exposure to copper and gold price volatility in selling production from Mt. Milligan Mine, we may enter into commodity derivatives for a portion or all of our expected production. Additionally, we receive cash provisional payments in selling production for Mt. Milligan Mine, thus requiring that we purchase gold in order to satisfy our obligation to pay Royal Gold in gold. We may enter into commodity derivatives in order to manage our gold price risk that arises when physical purchase and concentrate sales pricing periods do no match. We currently have in place unsecured hedging lines with various banks and trading companies in order to manage these exposures.
Commodity derivatives may limit the prices we actually realize and therefore could reduce our copper and gold revenues in the future. Our commodity hedging activities could impact our earnings in various ways, including recognition of certain mark-to-market gains and losses on derivative instruments. The fair value of our derivative instruments could fluctuate significantly between periods.
Our commodity derivatives may expose us to significant market risk, which is the risk that the fair value of a commodity derivative might be adversely affected by a change in underlying commodity prices or a change in our expected production, which may result in a significant financial loss on the derivative. We mitigate the potential market risk by establishing trading agreements with counterparties under which we are not required to post any collateral or make any margin calls on our derivatives. Our counterparties cannot require settlement solely because of an adverse change in the fair value of a derivative. We also mitigate the risk of having commodity derivative transactions in excess of our production by entering into derivatives for only a portion of our expected production.
Our commodity derivatives also expose us to credit risk that counterparties may be unable to satisfy their obligations to us. We mitigate the potential credit risk by entering into derivatives with a number of counterparties, limiting the amount of exposure to any one counterparty, and monitoring the financial condition of the counterparties. If any of our counterparties were to default on its obligations to us under the derivative transaction or seek bankruptcy protection, it could result in a larger percentage of our future production being subject to commodity price changes which may have a significant adverse effect on our cash flow, our earnings and our financial condition. The risk of counterparty default is heightened in a poor economic environment.
Operational Risks
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
•unusual or unexpected rock formations;
•ground or slope failures;
•structural cave-ins, wall failures or rock-slides;
•flooding or fires;
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
In addition, we rely on a few key vendors for the transportation of concentrate from Mt. Milligan Mine to our customers. Concentrate is transported from the mine site to Mackenzie, British Columbia, Canada by truck pursuant to a contract with a single trucking company, then to Vancouver by rail pursuant to a contract with a single railway operator, stored at the Port of Vancouver pursuant to a contract with the Port of Vancouver terminal operator, and shipped to our customers pursuant to a contract with a single shipping provider. A breach of the applicable contract by any of these vendors, a significant dispute with any of these vendors, a force majeure event or other operational or financial issues affecting one or more of these vendors, or any other event significantly negatively impacting the contractual relationship with any one of these vendors would adversely affect our ability to satisfy our obligations to our customers, which could have a material impact on our financial condition and results of operations.
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
From time to time, we may have to temporarily shut down one or more of our operating sites if they are not commercially viable. There are a number of factors that may cause our operations to not be commercially viable, many of which are beyond our control. These factors include adverse changes in interest rates or currency exchange rates, decreases in the price of copper, gold or molybdenum or the market rates for treatment and refining charges, increases in concentrate transportation costs and increases in labor costs. In addition, periodically we must temporarily shut down equipment at our mines or other facilities for routine maintenance. During such temporary shutdowns, we will have to continue to expend capital to maintain the site or facility and equipment. We may also incur significant labor costs as a result of a temporary shutdown if we are required to give employees notice prior to any layoff or to pay severance for any extended layoff. Furthermore, temporary shutdowns may adversely affect our future access to skilled labor, as employees who are laid off may seek employment elsewhere.
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
Over the course of the last several years, significant new corporate governance and disclosure regulations and requirements have been adopted by US federal and state and Canadian federal, state and provincial governments, as well as the stock exchanges on which our common stock is listed. We are required to expend significant resources to monitor and implement these new rules and regulations. These additional compliance costs and related diversion of the attention of management and key personnel could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, actual future cash flows may differ materially from estimates. Estimates of mineral reserves, and future cash flows to be derived from the production of such mineral reserves, necessarily depend upon a number of variable factors and assumptions, including, among others, geological and mining conditions that may not be fully identified by available exploration data or that may differ from experience in current operations; historical production from the area compared with production from other producing areas; the assumed effects of regulation by governmental agencies and assumptions concerning metal prices; exchange rates; interest rates; inflation; operating costs; development and maintenance costs; reclamation and post-reclamation costs; and the availability and cost of labor, equipment, raw materials and other services required to mine and refine the ore. Market price fluctuations of copper, gold and molybdenum, as well as increased production costs or reduced recovery rates, may render mineral reserves containing relatively lower grades of mineralization uneconomical to recover and may ultimately result in a restatement of mineral resources. In addition, there can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.
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
Our ability to replenish our reserves is important to our long-term viability. Depleted reserves can be replaced in several ways, including by expanding known ore bodies, locating new deposits or acquiring new reserves from third parties. Exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional mineral deposits that can be mined profitably. Once a site with mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, if ever, during which time the economic feasibility of production may change. As a result, there is no assurance that current or future exploration programs, such as the Berg property, and additional drilling at our existing operating mines, will be successful.
We intend to grow our business by acquiring quality mining assets. However, our capital available for new exploration projects and acquisitions is constrained due in large part to our substantial indebtedness incurred in connection with the development of Mt. Milligan Mine and declines in copper, gold and molybdenum prices. We also expect to lose revenue from TC Mine when it is placed on care and maintenance, which is expected to be in the fourth quarter of 2014. In addition, there can be no assurance that suitable acquisition opportunities will be identified or, if identified, that acquisitions will be consummated on favorable terms or at all. Our ability to identify, consummate and to integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources, competition from other mining companies and, to the extent necessary, our ability to obtain financing on satisfactory terms, or at all. In addition, we compete for attractive acquisition targets with other potential buyers that have more financial and other resources than us. There is a risk that depletion of reserves will not be offset by discoveries or acquisitions. As a result, we cannot provide assurance that our exploration, development or acquisition efforts will result in any new commercial mining operations or yield new mineral reserves to replace or expand current mineral reserves. If we are not able to replace depleted reserves, it could have a material adverse effect on our business, prospects, results of operations and financial position.
Some of our properties are located near First Nations who may oppose the development of these properties.
Endako Mine, Mt. Milligan Mine, the Berg property and certain of our other properties are located near First Nations, and the exploration and development of these properties may be subject to claims and opposition by First Nations. Such opposition could negatively impact us in terms of public perception, diversion of management time and resources, legal and other advisory expenses, potential blockades or other interference by third parties in our operations, or court-ordered relief impacting our operations. In addition, we may be required to, or may voluntarily, enter into certain agreements with such First Nations in order to facilitate development of our properties, which could reduce the expected earnings or income from any future production. In particular, in May 2010, the Stellat'en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and us alleging that Endako Mine and the now-completed mill expansion project at Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty by failing to consult with the Stellat'en First Nation in relation to the impact that Endako Mine and the mill expansion may have on such petitioners and their aboriginal title. In August 2011, the Supreme Court of British Columbia dismissed the petitioners' claims in full, which ruling was appealed to the Court of Appeal of British Columbia by the Stellat'en. The Stellat'en's appeal was dismissed by the Court of Appeal in September 2013. In January 2014, the Stellat’en First Nation applied for appeal with the Supreme Court of Canada; we have asked the court to deny the appeal request. There can be no assurance that these matters will be resolved in our favor. If the Stellat'en appeal is successful, permits and amendments to permits may be delayed or declared invalid, which may have a material adverse effect on the future operating plans for Endako Mine.
Shortages of critical parts, equipment and skilled labor may adversely affect our operations and development projects.
The mining industry has been impacted, from time to time, by increased demand for critical resources such as input commodities, drilling equipment, milling equipment, tires and skilled labor. These shortages have, at times, impacted the efficiency of our operations and resulted in cost increases and delays related to construction of the new mill at Endako Mine and the construction of Mt. Milligan Mine. Such cost increases and delays affect operating costs, capital expenditures and production and construction schedules.
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
Our Langeloth Facility is currently operating with a National Pollutants Discharge Elimination System ("NPDES") permit and Title V air quality permit, the terms of which have expired. However, the Langeloth Facility is authorized to continue to operate under its existing permits until renewed permits are issued. In March 2011, the Pennsylvania Department of Environmental Protection ("PaDEP") submitted to us a draft of a new air quality permit for the Langeloth Facility. We requested revisions to such draft permit, which are currently under review by PaDEP. A new air quality or NPDES permit may contain more onerous requirements with which we must comply, and we could be required to install costly new pollution control equipment or to curtail or cease our operations, and our business may be adversely affected. Violations of the existing, or new, air quality or NPDES permit conditions at the Langeloth Facility could result in a range of criminal and civil penalties under the federal Clean Water Act and Clean Air Act or the Pennsylvania Clean Streams Law or Air Pollution Control Act.
TC Mine is also currently operating with an expired NPDES permit. TC Mine is authorized by federal regulation to continue to operate under its existing permit until the renewed permit is issued. A renewed NPDES permit may contain more onerous requirements with which we must comply, and we could be required to install costly new pollution control equipment or to curtail or cease our operations, and our business may be adversely affected. Violations of the existing, or new, NPDES permit conditions at TC Mine could result in a range of criminal and civil penalties under the federal Clean Water Act.
Our operations plan for Mt. Milligan Mine contemplates that employees will have the option to live in an operations residence located on the minesite, and that copper-gold concentrate from the mill will be transported to the District of Mackenzie (as opposed to Fort St. James) to be loaded onto railcars for transport to the Port of Vancouver. To construct and operate an operations residence and to load out concentrate in Mackenzie, we applied for and obtained an amendment to our Environmental Assessment Certificate for Mt. Milligan Mine. Any failure to comply with the amendment as issued may have a material adverse effect on our business.
Obtaining and maintaining the various permits for our mine development operations and exploration projects, including the Berg property, will be complex, time-consuming and expensive. Changes in a mine's design, production rates, quality of material mined and many other matters often require submission of the proposed changes for agency approval prior to implementation, and these may not be obtained. In addition, changes in operating conditions beyond our control, changes in agency policy and federal and state laws, litigation initiated by First Nations and/or other parties or community opposition could further affect the successful permitting of operations.
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
All phases of our operations are subject to environmental regulation. In Canada and the United States, environmental laws provide for, among other things, restrictions and prohibitions on spills, releases, emissions and discharges of various substances produced in association with, or resulting from, our operations. These laws also require that facility sites and mines be operated, maintained and reclaimed to the satisfaction of applicable regulatory authorities, including long-term obligations. Compliance with such laws, including without limitation, detailed monitoring and reporting requirements, can require significant expenditures. An exceedance of a permit limitation or failure to comply with a permit requirement may result in the imposition of fines and penalties, some of which may be material. Companies engaged in the exploration, development and operation of mineral properties often experience increased costs and delays as a result of the need to comply with applicable laws, regulations and permits.
For example, a decision to mine Phase 8 (the next phase of production) at TC Mine, would entail expansion of some facilities, with additional permitted surface disturbance on approximately 300 acres of US Bureau of Land Management ("BLM") administered land, 185 acres of National Forest System land and approximately 85 acres of private land owned by us. As a result, the mining of Phase 8 is subject to environmental analysis and preparation of an environmental impact statement ("EIS") pursuant to the federal National Environmental Policy Act ("NEPA"). The EIS would also cover a proposed land exchange in which we would receive approximately 5,000 acres of BLM land in exchange for 900 acres of private lands owned by us. The BLM is the lead agency for preparation of the EIS and other federal and state agencies are cooperating agencies. If and when completed, the EIS would be the basis for Records of Decision (RODs) by both the BLM and the United States

Forest Service to approve our proposed Modified Mine Plan of Operations, by the BLM to approve the proposed land exchange (including a related amendment of the Resource Management Plan for the BLM's Challis Resource Area) and by the US Army Corps of Engineers to approve issuance of a permit under section 404 of the Clean Water Act. There is no assurance that the EIS will be completed, or that the RODs will be issued, or that these documents will be completed or issued on terms and conditions acceptable to us. The agencies' preferred alternatives in the EIS may include terms and conditions that impose regulatory or reclamation requirements that will materially increase our costs during operations and closure of TC Mine. Moreover, litigation may be filed challenging the NEPA process for the mine expansion or the land exchange and the result thereof, which could materially increase our costs, or prevent or delay our ability to implement the expansion or the land exchange.
Environmental regulation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects, and a heightened degree of training and responsibility for companies and their officers, directors and employees. Existing or future environmental regulation could have a material adverse effect on our business, financial condition and results of operations. We own or have owned, manage or have been in care or control of properties that may result in a requirement to environmentally remediate such properties that could involve material costs. In addition, environmental conditions or hazards may exist on the properties in which we hold interests that are unknown to us at present or that have been caused by previous or existing owners or operators of the properties. We may also acquire properties with environmental risks, and the indemnification proceeds we receive from the entity we acquire such properties from, if any, may not be adequate to pay all the fines, penalties and costs (including costs of remediation or removal and related response costs) incurred at or related to such properties.
Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including compliance and other orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, operation or administration costs or other remedial actions. Parties engaged in mining operations, including us, may be required to compensate those suffering loss or damage to person or property by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation or enforcement thereof, could have a material adverse impact on us and cause increases in exploration expenses, remedial and reclamation obligations, capital expenditures or production costs, reduction in levels of production at producing properties, or abandonment of or delays in development of new mining properties.
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
On July 1, 2008, the Province of British Columbia introduced a carbon tax on the purchase or use of fossil fuels within the province. The current carbon tax rate is $30 per tonne of carbon dioxide equivalent emissions. British Columbia has determined to maintain the carbon tax, but not to increase the rate. Endako Mine and Mt. Milligan Mine are located in British Columbia, and the carbon tax may have a material impact on our energy and compliance costs.
The US federal and state governments may also enact an emission trading or similar program for greenhouse gas emissions, which could significantly increase our energy and regulatory compliance costs. For example, the US federal government has considered legislation to reduce greenhouse gas emissions through a cap-and-trade system of allowances and credits, among other provisions. In addition, the EPA has developed final rules requiring certain emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions.
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
We must remove and reduce impurities and toxic substances naturally occurring in copper, gold and molybdenum and comply with applicable law relating thereto, which could result in remedial action and other costs.
Mineral ores and mineral products, including copper, gold and molybdenum ore and products, contain naturally occurring impurities and toxic substances. Although we have implemented procedures that are designed to identify, isolate and safely remove or reduce such impurities and substances, such procedures require strict adherence and no assurance can be given that employees, contractors or others will not be exposed to or be affected by such impurities and toxic substances, which may subject us to liability. Standard operating procedures may not identify, isolate and safely remove or reduce such substances. Even with careful monitoring and effective control, there is still a risk that the presence of impurities or toxic substances in our products may result in such products being rejected by our customers, penalties being imposed due to such impurities or the products being barred from certain markets. Such incidents could require remedial action and could result in curtailment of operations. Legislation requiring manufacturers, importers and downstream users of chemical substances, including metals and minerals, to establish that the substances can be handled and used without negatively affecting health or the environment may impact our operations and markets. These potential compliance costs, litigation expenses, regulatory delays, remediation expenses and operational costs could negatively affect our financial results.
Changes to the labeling of certain of our products could have a material adverse effect on our results of operations and financial condition.
In December 2006, the European Union ("EU") member states adopted new chemical management legislation known as Registration, Evaluation, and Authorization of Chemicals ("REACH"). REACH applies to all chemical substances manufactured or imported into the EU in quantities of one metric ton or more annually and requires the registration of over 30,000 chemical substances with the European Chemicals Agency. Such registration entails the filing of extensive data on the potential risks to human health and the environment of such chemical substances. As a result of such registration, we are required to label our products imported into the EU in accordance with the product classifications determined under REACH and in accordance with the EU Regulation on Classification, Labeling and Packaging.
Pursuant to REACH, two of our products, pure molybdenum trioxide and tech oxide, have been classified as potential carcinogens (EU CLP/GHS Category 2, suspected human carcinogen, which is REACH's lowest carcinogen category). Under REACH, we utilize material safety data sheets and labeling for such products reflecting this classification. While REACH applies only to the EU, we have adopted a uniform system of labeling and use the REACH-compliant material safety data sheets and product labels worldwide.
Due to the product labeling requirements under REACH, our employees and/or our customers could raise claims against us regarding the safety of our products and the potentially carcinogenic effects they may have. There can also be no assurance that, in the wake of the new REACH classification, government regulators in the jurisdictions in which we do business will not impose more restrictive regulations on us with respect to the manufacture, sale and/or handling of our products. Any such claims or new regulations could have a material adverse effect on our operations and financial condition.
Other Risks
We own certain assets through joint ventures, and any disagreement or failure of partners to meet obligations could have a material adverse effect on our results of operations and financial condition.
Endako Mine is operated as a joint venture between our subsidiary, TCML, which holds a 75% interest, and Sojitz, which holds the remaining 25% interest. As a result, our interest in Endako Mine is subject to the risks normally associated with the conduct of joint ventures. While we are the operator of Endako Mine, Sojitz has certain consent and veto rights pursuant to the agreement governing the joint venture. Any disagreement between us and Sojitz or Sojitz's failure to meet its obligations to the joint venture could have a material adverse impact on our profitability or the viability of our interests held through joint ventures, which could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition.
Intense competition could reduce our market share or harm our financial performance.
The mining industry is intensely competitive, and we compete with many companies that have more financial and technical resources than we do. Our competitive position is based on the quality and grade of our mineral reserves, our ability to manage our costs compared to other producers throughout the world, our ability to maintain our financial integrity through the lows of the metal price cycles and our ability to manage our customer relationships. Our costs are governed to a large extent by the location, grade and nature of our mineral reserves; our input costs including energy, labor and equipment; and our operating and management skills. The metals markets are cyclical, and our ability to maintain our competitive position over the long term is based on our ability to manage our costs, acquire and develop quality deposits and hire and retain a skilled workforce. We intend to continue to grow our business through our exploration program and through future acquisitions; however, in the near term our substantial indebtedness will limit our ability to significantly grow our business. Our competitors may have an advantageous market position and have greater financial and other resources and may, therefore, be able to better withstand poor and volatile market conditions, obtain financing on better terms and attract better or more qualified employees, any of which may have an adverse impact on our business, financial condition and results of operations.
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
Production at our operations depends on the efforts of our employees. Endako Mine and Langeloth Facility each have certain unionized employees. The union agreements for Endako Mine and Langeloth Facility both expired in March 2013. A new labor agreement was reached with the union at our Langeloth Facility on January 2, 2013, covering the period from March 11, 2013 through March 11, 2016. Unionized employees at Endako Mine operated under the expired agreement until a new agreement was reached on January 7, 2014, which agreement is retroactive to April 1, 2013 and effective through March 31, 2015. Although our unionized employees have agreed to "no-strike" clauses in their respective union agreements, there can be no assurance that Endako Mine and Langeloth Facility will not suffer from work stoppages. A strike, lockout or other work stoppage at one or both of these operations could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that one or both union agreements will be renewed on a timely basis and on terms favorable to us. There is also a possibility that our employees at TC Mine and Mt. Milligan Mine will unionize in the future.
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
•changes in the prices of copper, gold or molybdenum;

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 3.    LEGAL PROCEEDINGS
Stellat'en First Nation

In May 2010, the Stellat'en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and TCM alleging that Endako Mine and the mill expansion project at Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty to consult with the Stellat'en First Nation in relation to the impacts of Endako Mine and the mill expansion. The petitioners sought a declaration that the Provincial Crown did not fulfill its duty to consult with them in relation to the mill expansion project, a declaration that the mining permits and/or tenures held by TCM are invalid, an order quashing or setting aside the decision to issue a permit amendment to TCM and an injunction prohibiting further construction or alterations relating to the mill expansion project. The matter was heard by the Supreme Court of British Columbia in a hearing that took place in the first quarter of 2011. In August 2011, the Court dismissed the petitioners' claims in full. The Stellat'en First Nation subsequently filed a notice of appeal from that decision to the Court of Appeal of British Columbia seeking to have the decision of the Supreme Court of British Columbia set aside and seeking an order staying the permit amendment and any future permitting until the Province has engaged in further consultation. The British Columbia government and TCM filed materials in response to the notice of appeal, and the matter was heard by the Court of Appeal in a hearing that took place in November 2012. In September 2013, the Court of Appeal dismissed the Stellat'en First Nation’s appeal. In January 2014, the Stellat’en First Nation applied for leave from the Supreme Court of Canada to appeal the British Columbia Court of Appeal decision. The British Columbia government and TCM have filed materials with the Supreme Court of Canada in response, requesting that the Stellat’en First Nation’s application for leave to appeal be dismissed. The timing of the Supreme Court Canada’s decision on the leave application is uncertain at this time.

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
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "TC" and the Toronto Stock Exchange ("TSX") under the symbol "TCM". On February 17, 2014, there were 171,463,409 shares of our common stock outstanding, which were held by 52 stockholders of record.
The following table sets forth information relating to the high and low sales prices of our common stock on the NYSE and TSX for the quarterly periods indicated.

		Price Range of Common Stock
		NYSE (US$)		TSX (C$)
		High	Low	High	Low
2012	1st quarter	$9.50	$6.57	$9.43	$6.56
	2nd quarter	$6.97	$3.06	$6.89	$3.13
	3rd quarter	$3.87	$2.25	$3.76	$2.23
	4th quarter	$4.29	$2.48	$4.26	$2.45
2013	1st quarter	$4.55	$2.95	$4.49	$2.99
	2nd quarter	$3.94	$2.42	$4.00	$2.49
	3rd quarter	$4.05	$2.81	$4.25	$2.94
	4th quarter	$3.65	$1.72	$3.76	$1.84

Dividends
We have not declared or paid any dividends on our common stock since the date of our formation. We intend to retain our earnings, if any, to finance the growth and development of our business and have no present intention of paying dividends or making any other distributions in the foreseeable future. In addition, the indentures governing our senior notes contains covenants restricting our ability to pay dividends to our shareholders.
Stock Performance Graph
The following graph compares the cumulative total shareholder return for $100 invested in our common stock on the TSX on December 31, 2008 against the cumulative total shareholder return of the S&P/TSX Composite Index and the S&P CompositeIndex—Materials for our five most recently completed years, assuming the reinvestment of all dividends (all amounts assume a foreign exchange rate of US$1.00 = C$1.00):

	December 31,
	2008	2009	2010	2011	2012	2013
Thompson Creek Metals Company Inc.	$100.00	$251.63	$297.96	$145.31	$84.08	$35.20
S&P/TSX Composite Index	$100.00	$135.05	$158.83	$145.00	$155.42	$135.96
S&P/TSX Composite Index—Materials	$100.00	$134.17	$183.20	$144.36	$136.16	$103.04
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
ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data is derived from our audited consolidated financial statements included in this report and our other reports filed with the SEC. The consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). These historical results are not necessarily indicative of results for any future period. The following table includes non-GAAP financial measures "adjusted net income (loss)," "adjusted net income (loss) per share—basic," and "adjusted net income (loss) per share—diluted." For a definition of these non-GAAP measures and a reconciliation to the most directly comparable financial measure calculated and presented in accordance with US GAAP, please read Non-GAAP Financial Measures in Item 7.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(US dollars in millions, except per share amounts)
Statement of Operations Data:
Revenue
Copper sales	$8.7	$—	$—	$—	$—
Gold sales	5.6	—	—	—	—
Molybdenum sales	400.8	386.8	651.9	578.6	$361.9
Tolling, calcining and other	19.3	14.6	17.2	16.2	11.5
Total revenues	434.4	401.4	669.1	594.8	373.4
Costs and expenses:
Cost of sales
Operating expenses	318.9	374.5	392.8	315.5	241.3
Depreciation, depletion and amortization	61.2	64.0	74.7	49.9	43.4
Total cost of sales	380.1	438.5	467.5	365.4	284.7
Selling and marketing	9.3	8.0	9.7	9.3	7.5
Accretion expense	2.4	2.3	1.9	1.5	1.4
Asset impairments	194.9	530.5	—	—	—
General and administrative	21.6	27.6	26.5	21.9	23.8
Acquisition costs			—	12.9	—
Exploration	1.4	2.2	14.2	9.4	6.3
Total costs and expenses	609.7	1,009.1	519.8	420.4	323.7
Operating income (loss)	(175.3)	(607.7)	149.3	174.4	49.7
Other (income) expense	103.1	49.7	(154.0)	40.5	103.7
Income and mining tax expense (benefit)	(63.4)	(111.1)	11.2	20.2	2.0
Net income (loss)	$(215.0)	$(546.3)	$292.1	$113.7	$(56.0)
Net income (loss) per share
—basic	$(1.26)	$(3.24)	$1.75	$0.79	$(0.44)
—diluted	$(1.26)	$(3.24)	$1.73	$0.75	$(0.44)
Basic weighted-average shares outstanding	171.1	168.4	167.2	144.7	127.5
Diluted weighted-average shares outstanding	171.1	168.4	168.6	152.5	127.5
Adjusted Non-GAAP Measures:(a)
Adjusted net income (loss) (1)	$(5.0)	$(44.8)	$134.3	$163.3	$37.4
Adjusted net income (loss) per share—basic (1)	$(0.03)	$(0.27)	$0.80	$1.13	$0.29
Adjusted net income (loss) per share—diluted (1)	$(0.03)	$(0.27)	$0.80	$1.08	$0.29
Other Financial Data:
Cash generated by (used in) operating activities	$44.8	$(28.2)	$202.7	$157.4	$105.9
Capital expenditures	$428.9	$771.5	$686.6	$213.7	$66.1
Balance Sheet Data as of December 31:
Cash and cash equivalents	$233.9	$526.8	$294.5	$316.0	$158.5
Short-term investments	$—	$—	$—	$—	$353.0
Total assets	$3,085.5	$3,410.2	$2,947.2	$2,317.7	$1,344.6
Total debt, including capital lease obligations	$1,012.8	$1,010.5	$374.9	$22.0	$12.9
Total liabilities	$1,979.3	$2,008.3	$1,264.7	$887.8	$359.2
Shareholders' equity	$1,106.2	$1,401.9	$1,729.5	$1,429.9	$985.4
______________________________________________________________________________
(1) See Non-GAAP Financial Measures in Item 7 for the definition and reconciliation of these non-GAAP measures.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Thompson Creek Metals Company Inc. and its subsidiaries (collectively, "Thompson Creek," "TCM," "we," "us" or "our") for the three years ended December 31, 2013, and should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto in Item 8 and Risk Factors in Item 1A. The following discussion and analysis contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is intended to be covered by the safe harbor created thereby. See the discussion of Forward-Looking Statements above.
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
Highlights for 2013

•
Consolidated revenues for 2013 were $434.4 million compared to $401.4 million in 2012. Copper and gold sales contributed $14.3 million of additional revenue in 2013. Molybdenum sales volumes were 36.5 million pounds in 2013 compared to 28.7 million pounds in 2012. Our average realized sales price for molybdenum in 2013 was $10.97 per pound compared to $13.48 per pound in 2012.

•
Consolidated operating loss for 2013 was $175.3 million compared to an operating loss of $607.7 million for 2012. Consolidated operating loss for 2013 was impacted by a pre-tax write down of the fixed assets and materials and supplies inventory at TC Mine and Endako Mine of $194.9 million and lower-of-cost-or-market product inventory write downs of $51.0 million. Consolidated operating loss for 2012 was impacted by a fixed asset pre-tax write down at Endako Mine of $530.5 million and lower-of-cost-or-market product inventory write downs of $73.8 million.

•
Net loss for 2013 was $215.0 million, or $1.26 per share compared to a net loss for 2012 of $546.3 million, or $3.24 per share. The net loss for 2013 and 2012 included non-cash foreign exchange losses and gains, respectively, of $70.8 million and $12.2 million, primarily on intercompany notes.

•
Non-GAAP adjusted net loss for 2013 was $5.0 million, or $0.03 per diluted share compared to a non-GAAP adjusted net loss for 2012 of $44.8 million, or $0.27 per share. Non-GAAP adjusted net income (loss) excludes the non-cash impact of fixed asset and materials and supplies inventory impairment losses, the 2012 goodwill impairment and foreign exchange losses and gains.

•
Mt. Milligan began the commissioning and start-up phase in the third quarter of 2013. In November 2013, we made our first shipment and sale of concentrate, and in January 2014, we made our second shipment and recorded the sale in February.

•	Payable production at Mt. Milligan during 2013 was 10.4 million pounds of copper and 20,374 ounces of gold.

•	Non-GAAP unit cash cost for 2013 was, on a by-product basis, $7.76 per pound, and, on a co-product basis, $5.36 per pound of copper and $1,456 per ounce of gold.

•	Molybdenum production for 2013 was 29.9 million pounds compared to 22.4 million pounds in 2012.

•	Non-GAAP average molybdenum cash cost per pound produced for 2013 was $6.49 per pound compared to $10.09 per pound in 2012.

•	Cash generated by operating activities was $44.8 million in 2013 compared to cash used in operating activities of $28.2 million in 2012.

•
Capital expenditures in 2013 were $428.9 million, comprised of $419.1 million for Mt. Milligan Mine and $9.8 million of other capital costs for Endako Mine, TC Mine, the Langeloth Facility and corporate combined, compared to $771.5 million in 2012.

•
Total cash and cash equivalents at December 31, 2013 were $233.9 million compared to $526.8 million at December 31, 2012. Total debt at December 31, 2013 was $1,012.8 million, including capital lease obligations, compared to $1,010.5 million at December 31, 2012.

See "Financial Review" and "Liquidity and Capital Resources" below for additional information related to highlights.

Overview
We are a diversified North American mining company. We operate a copper and gold mine, two primary molybdenum mines and a metallurgical roasting facility
Our Mt. Milligan Mine ("Mt. Milligan Mine") is a conventional truck-shovel open-pit copper and gold mine and concentrator with a 66,000-ton per day copper-gold flotation processing plant. Mt. Milligan Mine has an estimated life of approximately 22 years (based on a copper price of $1.60 per pound and a gold price of $690 per ounce) and estimated average annual production of 81 million pounds of copper and 194,500 ounces of gold, each in concentrate, over the life of the mine. We began the commissioning and start-up phase of Mt. Milligan in the third quarter of 2013. We made our first shipment and sale of concentrate from Mt. Milligan in November 2013, which consisted of 2.8 million pounds of payable copper and 5,541 ounces of payable gold. We made our second shipment of concentrate in January 2014, which consisted of approximately 5.5 million pounds of payable copper and 10,475 ounces of payable gold. Mt. Milligan Mine reached commercial production as of February 18, 2014, defined as operation of the mill at 60% design capacity mill throughput for 30 days. We expect ramp-up to full design capacity during the next 12 to 18 months. At this time in the ramp-up process, mine pit grades are as we expected, metal recoveries in the mill are above expectations and mill throughput is still below design capacity. We are continuing to work through what we believe to be typical ramp-up issues. Due to the fact that we produced more than a de minimis amount of saleable concentrate in the fourth quarter of 2013, revenue and costs for Mt. Milligan are reflected in operating income, rather than in start-up costs, beginning in the fourth quarter of 2013, which had an adverse effect on operating margins and Mt. Milligan unit cash costs for the fourth quarter.
Our molybdenum producing properties are Thompson Creek Mine, an open-pit molybdenum mine and concentrator in Idaho, USA ("TC Mine"), Endako Mine, an open-pit molybdenum mine, concentrator and roaster in British Columbia, Canada (in which we own a 75% joint venture interest) (“Endako Mine”) and the Langeloth Metallurgical Facility in Pennsylvania, USA (the “Langeloth Facility”). In March 2012, we completed a mill expansion project at Endako Mine, which increased ore processing capacity from 31,000 tons per day to 55,000 tons per day.
At TC Mine, molybdenum production for 2013 was 20.9 million pounds at a cash cost of $4.57 per pound produced compared to 16.2 million pounds at a cash cost of $8.06 per pound produced for 2012. The primary improvement in production and cash cost was the result of the planned mine pit sequencing, transitioning into Phase 7 of production in the second half of 2012, and suspending waste stripping activity associated with Phase 8 of production in October 2012. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced.
Given declines in molybdenum prices and projected operating costs at TC Mine for 2015 and thereafter, in October 2012, we suspended waste stripping activity associated with Phase 8. Since that time, the molybdenum market has continued to weaken and, as a result, we decided to put TC Mine on care and maintenance when the mining and processing of Phase 7 ore is completed, which is expected to be in the fourth quarter of 2014. We intend to preserve the assets at TC Mine while it is on care and maintenance to enable us to re-commence operations if and when molybdenum market conditions improve. We continue to evaluate potential economically viable options for Phase 8.
The decision to place TC Mine on care and maintenance was a triggering event to evaluate for potential long-lived asset impairment. As a result of such evaluation, we recognized a pre-tax, non-cash write down of TC Mine property, plant, equipment assets and materials and supplies inventories of $129.4 million further discussed in Note 5 within Item 8.
At Endako Mine, our 75% share of molybdenum production for 2013 was 9.1 million pounds at a cash cost of $10.93 per pound produced compared to 6.2 million pounds at a cash cost of $15.42 per pound produced for 2012. The 2013 Endako cash cost includes our share of surplus and obsolete inventory write downs of $2.0 million, or $0.23 per pound.
During the first half of 2013, we were processing only stockpiled material at Endako Mine in an effort to reduce costs. We milled approximately one-third of our existing stockpiled material through mid-2013. We also experienced various operating issues during the first half of 2013, including not being able to feed sufficient water from the tailings pond to the mill on a consistent basis due to winter conditions, which negatively impacted mill throughput and production of molybdenum. During the second half of 2013, we re-commenced mining fresh ore at Endako Mine, and, as a result, we obtained higher ore grades and mill recoveries. Additionally, the optimization work performed by the Endako operations team improved production and cash costs per pound. We are currently processing both mined and stockpiled material. While operating results continue to improve at Endako Mine, management expects to continue optimizing production operating activities, undertaking additional cost savings and evaluating other measures at Endako in response to molybdenum market conditions.
We have revised our proven and probable reserves for both of our molybdenum mines using a price of $10 per pound of molybdenum oxide compared to $12 per pound used previously, which resulted in a significant reduction in reserves at Endako Mine and a nominal reduction in reserves at TC Mine. This revision was a triggering event to evaluate for potential long-lived asset impairment. Such evaluation led us to recognize in 2013 an additional pre-tax, non-cash property, plant and equipment and materials and supplies inventory write down of $64.7 million, which represents our 75% share of Endako Mine assets.
At December 31, 2013, we estimated 2014 cash capital expenditures to be between $54 million and $66 million.
As of December 31, 2013, we had working capital of $315.4 million, including $233.9 million of cash and cash equivalents, $54.1 million of receivables, $104.9 million of accounts payable and accrued liabilities and $37.2 million of short-term debt (which primarily represents equipment lease obligations). Total debt as of December 31, 2013 was $1,012.8 million, including capital lease obligations.
Our ability to fund our capital expenditures, our working capital needs and our scheduled debt and interest payments depends upon achieving sustainable future operating performance and operating cash flow at all of our operations and depends upon future average realized copper, gold and molybdenum prices. To that end, in addition to certain existing forward gold purchase and sales contracts discussed in Gold Stream Arrangement below, we may also hedge our exposure to fluctuations in the prices of copper and gold in connection with our day-to-day business.
Outlook
Our financial results can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum, fluctuations in our production and fluctuations in the US dollar-Canadian dollar foreign exchange rate. World market prices for our products and in the currency markets have fluctuated historically and are affected by numerous factors beyond our control. Any significant weakness in demand or reduction in commodity prices or the foreign exchange rates may have a material adverse effect on our operating results, cash flows and financial condition.
The key operating measures that management focuses on in operating our business are safety performance, production, unit cash cost and capital expenditures. We continually review our operating strategy as commodity market conditions change.
The following table presents our guidance for the full year 2014.

Year Ended December 31, 2014 (Estimated)
Mt. Milligan Copper and Gold (1)
Concentrate production (000's wet tonnes)	135 - 150
Copper payable production (000's lb)	65,000 - 75,000
Gold payable production (000's oz)	165 - 175
Unit cash cost - By-product ($/payable lb copper produced): (2), (3)	1.55 - 1.70
Molybdenum
Production (000's lb): (4)
TC Mine	14,000 - 16,000
Endako Mine (75% share)	10,000 - 12,000
Total molybdenum production (000's lb)	24,000 - 28,000
Cash cost ($/lb produced): (2), (3)
TC Mine	4.75 - 5.75
Endako Mine	9.00 - 10.50
Total molybdenum cash cost ($/lb produced)	6.50 - 7.75
Capital expenditures ($ in millions): (3)
Mt. Milligan permanent operations residence	20 ± 10%
Mt. Milligan operations	30 ± 10%
TC Mine, Endako Mine, Langeloth & other	10 ± 10%
Total capital expenditures	60 ± 10%

_______________________________________________________________________________

(1)
For the Mt. Milligan guidance, start-up activities have continued into the first quarter of 2014. However, the guidance assumes that 100% of design capacity mill throughput and designed copper and gold recoveries are not achieved until 2015.

(2)
Copper by-product unit cash cost is calculated using payable production, with an assumed gold price of approximately $850 per ounce, adjusted for the gold price of $435 per ounce for the Gold Stream Arrangement. See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(3)
Excludes approximately $21 million of accruals related to Mt. Milligan Mine capital expenditures as of December 31, 2013 that will be paid in 2014. Estimates for cash costs and cash capital expenditures assumed a foreign exchange rate of US$1.00 = C$1.00.

(4)
Molybdenum production pounds represented are molybdenum oxide and high performance molybdenum disulfide (“HPM”) from our share of production from the mines but exclude molybdenum processed from purchased product.

Selected Consolidated Financial and Operational Information
(US$ in millions, except per share, per pound and per ounce amounts)

	Three Months Ended December 31,		Years Ended December 31,
	2013	2012	2013	2012	2011
	(unaudited)
Financial Information
Revenues
Copper sales	$8.7	$—	$8.7	$—	$—
Gold sales	5.6	—	5.6	—	—
Molybdenum sales	97.7	95.0	$400.8	386.8	651.9
Tolling, calcining and other	5.1	4.4	19.3	14.6	17.2
Total revenues	117.1	99.4	434.4	401.4	669.1
Costs and expenses
Cost of sales
Operating expenses	112.5	83.7	318.9	374.5	392.8
Depreciation, depletion and amortization	16.5	15.9	61.2	64.0	74.7
Total cost of sales	129.0	99.6	380.1	438.5	467.5
Total costs and expenses	331.2	640.1	609.7	1,009.1	519.8
Operating income (loss)	(214.1)	(540.7)	(175.3)	(607.7)	149.3
Other (income) expense	62.8	15.9	103.1	49.7	(154.0)
Income (loss) before income and mining taxes	(276.9)	(556.6)	(278.4)	(657.4)	303.3
Income and mining tax (benefit) expense	(66.4)	(72.2)	(63.4)	(111.1)	11.2
Net income (loss)	$(210.5)	$(484.4)	$(215.0)	$(546.3)	$292.1
Net income (loss) per share
Basic	$(1.24)	$—	$(1.26)	$(3.24)	$1.75
Diluted	$(1.24)	$—	$(1.26)	$(3.24)	$1.73
Cash generated by (used in) operating activities	$(35.2)	$(14.2)	$44.8	$(28.2)	$202.7
Adjusted Non-GAAP Measures: (1)
Adjusted net income (loss) (1)	$(28.5)	$(11.9)	$(5.0)	$(44.8)	$134.3
Adjusted net income (loss) per share—basic (1)	$(0.17)	$(0.07)	$(0.03)	$(0.27)	$0.80
Adjusted net income (loss) per share—diluted (1)	$(0.17)	$(0.07)	$(0.03)	$(0.27)	$0.80

	Three Months Ended December 31,		Years Ended December 31,
	2013	2012	2013	2012	2011
	(unaudited)
Operational Statistics
Copper
Payable production (000's lb)	9,348	—	10,352	—	—
Cash cost ($/payable lb produced) - By-Product (1)	$7.34	—	$7.76	—	—
Cash cost ($/payable lb produced) - Co-Product (1)	$5.11	—	$5.36	—	—
Payable production sold (000's lb)	2,801	—	2,801	—	—
Average realized sales price ($/lb) (1)	$3.29	—	$3.29	—	—
Gold
Payable production (oz)	18,446	—	20,374	—	—
Cash cost ($/payable oz produced) - Co-Product (1)	$1,388	—	$1,456	—	—
Payable production sold (oz)	5,541	—	5,541	—	—
Average realized sales price ($/oz) (1)	$1,006	—	$1,006	—	—
Molybdenum
Mined production (000's lb) (2)	7,194	7,747	29,945	22,429	28,345
Cash cost ($/lb produced) (1)	$6.91	$6.58	$6.49	$10.09	$7.94
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	9,202	5,490	31,467	18,147	31,806
Purchased and processed product	468	2,578	5,054	10,542	8,245
	9,670	8,068	36,521	28,689	40,051
Average realized sales price ($/lb) (1)	$10.11	$11.77	$10.97	$13.48	$16.28
_______________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)	Mined production pounds reflected are molybdenum oxide and HPM from our share of production from the mines (excludes molybdenum processed from purchased product).

	December 31, 2013	December 31, 2012
Cash and cash equivalents	$233.9	$526.8
Total assets	$3,085.5	$3,410.2
Total debt, including capital lease obligations	$1,012.8	$1,010.5
Total liabilities	$1,979.3	$2,008.3
Shareholders' equity	$1,106.2	$1,401.9
Shares outstanding (000's)	171,452	168,727

Summary of Quarterly Results
(US$ in millions, except per share, per pound and per ounce amounts—unaudited)

	Dec 31 2013	Sep 30 2013	Jun 30 2013	Mar 31 2013	Dec 31 2012	Sep 30 2012	Jun 30 2012	Mar 31 2012
Financial Information
Revenues	$117.1	$90.8	$117.8	$108.7	$99.4	$74.9	$113.5	$113.6
Operating income (loss)	$(214.1)	$4.5	$17.2	$17.1	$(540.9)	$(37.2)	$(18.4)	$(16.5)
Net income (loss)	$(210.5)	$13.8	$(19.2)	$0.9	$(484.4)	$(48.2)	$(14.8)	$1.1
Income (loss) per share:
—basic	$(1.24)	$0.08	$(0.11)	$0.01	$(2.87)	$(0.29)	$(0.09)	$0.01
—diluted	$(1.24)	$0.06	$(0.11)	$—	$(2.87)	$(0.29)	$(0.09)	$0.01
Cash generated by (used in) operating activities	$(35.2)	$19.5	$45.2	$15.3	$(14.2)	$3.3	$(20.4)	$3.1
Non-GAAP Measures (1)
Adjusted net income (loss)	$(28.5)	$(28.5)	$13.8	$18.0	$(11.9)	$(18.4)	$(10.6)	$(3.8)
Adjusted net income (loss) per share
—basic	$(0.17)	$(0.04)	$0.08	$0.11	$(0.07)	$(0.11)	$(0.06)	$(0.02)
—diluted	$(0.17)	$(0.04)	$0.06	$0.08	$(0.07)	$(0.11)	$(0.06)	$(0.02)
Operational Statistics
Copper
Payable production (000's lb)	9,348	1,004	—	—	—	—	—	—
Cash cost ($/payable lb produced) - By-Product (1)	$7.34	$11.77	—	—	—	—	—	—
Cash cost ($/payable lb produced) - Co-Product (1)	$5.11	$7.77	—	—	—	—	—	—
Payable production sold (000's lb)	2,801	—	—	—	—	—	—	—
Average realized sales price ($/lb) (1)	$3.29	—	—	—	—	—	—	—
Gold
Payable production (oz)	18,446	1,928	—	—	—	—	—	—
Cash cost ($/payable oz produced) - Co-Product (1)	$1,388	$2,082	—	—	—	—	—	—
Payable production sold (oz)	5,541	—	—	—	—	—	—	—
Average realized sales price ($/oz) (1)	$1,006	—	—	—	—	—	—	—
Molybdenum
Mined molybdenum production (000's lb)	7,194	8,536	6,525	7,690	7,747	6,139	4,119	4,424
Cash cost ($/lb produced) (1)	$6.91	$5.93	$7.46	$5.91	$6.58	$9.46	$14.57	$12.95
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	9,202	7,432	8,259	6,574	5,490	3,280	4,506	4,871
Purchased and processed product	468	888	1,458	2,240	2,578	2,369	3,028	2,567
	9,670	8,320	9,717	8,814	8,068	5,649	7,534	7,438
Average realized sales price ($/lb) (1)	$10.11	$10.30	$11.60	$11.87	$11.77	$12.85	$14.55	$14.74
___________________________________________________________

(1)	See "Non-GAAP Financial Measures" for the definition and reconciliation of these non-GAAP measures.

Financial Review
Three Months Ended December 31, 2013 (Unaudited)
Net Income (Loss)
Net loss for the fourth quarter of 2013 was $210.5 million, or $1.24 per diluted share, compared to a net loss of $484.4 million, or $2.87 per diluted share for the fourth quarter of 2012. The net loss in the fourth quarter of 2013 was primarily the result of a $194.9 million pre-tax, non-cash write down of the property, plant and equipment assets and materials and supply inventory at TC and Endako Mines. The net loss was also the result of non-cash foreign currency losses of $40.8 million primarily related to intercompany notes and negative operating margins from Mt. Milligan Mine. The net loss was partially offset by a consolidated income and mining tax benefit of $66.4 million and higher molybdenum sales volumes (somewhat offset by lower average realized molybdenum sales prices) and lower molybdenum operating expenses.
The net loss in the fourth quarter of 2012 was primarily the result of a $530.5 million pre-tax, non-cash write down of our share of the property, plant, equipment and development assets at Endako Mine. Lower average realized sales prices on molybdenum sold, unfavorable foreign currency fluctuations and higher interest expense due to the termination of our revolving credit facility negatively impacted the quarter. Net loss for the fourth quarter of 2012 was partially offset by an income tax benefit.
Non-GAAP adjusted net loss for the fourth quarter of 2013 (which excluded the fixed asset and materials and supply inventory write downs, net of tax impacts, and the non-cash impact of primarily unrealized foreign exchange losses, net of tax benefits, primarily related to intercompany notes) was $28.5 million, or $0.17 per share. Non-GAAP adjusted net loss for the fourth quarter of 2012 (excluding the Endako Mine asset write down, net of tax impacts and the non-cash impact of unrealized foreign exchange losses, net of tax benefits, primarily related to intercompany notes) was $11.9 million or $0.07 per share.
Revenues
Revenues in the fourth quarter of 2013 were $117.1 million, up 17.8% compared to revenue in the fourth quarter of 2012. This increase in revenue was driven by the addition of copper and gold revenue from Mt. Milligan Mine and higher molybdenum sales volumes, partially offset by lower average realized sales prices for molybdenum. During the fourth quarter of 2013, we sold 2.8 million pounds of payable copper and 5,541 ounces of payable gold at average realized sales prices of $3.29 per pound and $1,006 per ounce, respectively.
We sold approximately 9.7 million and 8.1 million pounds of molybdenum in the fourth quarters of 2013 and 2012, respectively, of which 9.2 million pounds and 5.5 million pounds, respectively, were from our mines. In the fourth quarter of 2013, the average realized sales price for molybdenum was $10.11 per pound, which was $1.66 per pound, or 14.1%, lower than in the fourth quarter of 2012.
Operating Expenses
Operating expenses for the fourth quarter of 2013 were $112.5 million, which were up 34.4% from the same quarter in 2012. The increase in operating expenses in the fourth quarter of 2013 was driven by $43.6 million of operating expenses at Mt. Milligan Mine related to copper and gold production and increases in lower-of-cost-or-market product inventory write downs, discussed below.
Lower-of-cost-or-market product inventory write downs within operating expenses for the three months ended December 31, 2013 and 2012 were as follows:

	Three Months Ended December 31,
	2013	2012
US inventory	$—	$0.1
Endako Mine inventory	7.2	10.0
Mt. Milligan Mine inventory	20.2	—
	$27.4	$10.1
These increases were partially offset by lower costs at TC Mine due to the suspension of waste stripping activities and mining of significantly higher grade ore compared with 2012, as expected given our planned mine pit sequencing, and favorable foreign exchange rates converting C$ operating expenses to US$ operating expenses. Rates at December 31, 2013 were US$1.00 = C$1.06 compared to US$1.00 = C$0.99 at December 31, 2012. The foreign exchange rate averaged US$1.00 = C$1.05 for the fourth quarter of 2013 compared to an average rate of US$1.00 = C$0.99 for the same period in 2012.
The non-GAAP financial measure of cash cost per pound produced from Mt. Milligan Mine in the fourth quarter of 2013 was $7.34 per pound of payable copper produced, on a by-product basis, and $5.11 per pound of payable copper produced on a co-product basis and $1,388 per ounce of payable gold produced on a co-product basis. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound or ounce produced.
The non-GAAP financial measure of cash cost per pound produced from our molybdenum mines was $6.91 per pound in the fourth quarter of 2013 compared to $6.58 per pound for the same quarter in 2012. Cash cost per pound produced was higher in the fourth quarter of 2013 primarily as a result of higher cash costs at TC Mine, in addition to a write down of surplus and obsolete materials and supplies inventory at Endako of $2.0 million, or $0.86 per pound produced. Cash costs at TC Mine in the fourth quarter of 2013 were higher due to lower production resulting from lower ore grades, as expected given our planned mine pit sequencing. These increases in cash costs were partially offset by lower cash costs at Endako Mine associated with higher ore grade and higher recoveries.
Depreciation, Depletion and Amortization Expense ("DD&A")
DD&A in the fourth quarter of 2013 was $16.5 million compared to $15.9 million in the fourth quarter of 2012 due to the addition of DD&A from Mt. Milligan Mine, partially offset by lower DD&A for our share of Endako Mine. During the fourth quarter of 2012, we recognized a pre-tax, non-cash write down of our share of the Endako property, plant and equipment assets and materials and supply inventory, which significantly lowered the carrying value and depreciable base of our share of the assets at Endako Mine, which, in turn, lowered DD&A for our share of Endako Mine in the fourth quarter of 2013.
Lower-of-cost-or-market product inventory write downs within DD&A for the three months ended December 31, 2013 and 2012 were as follows:

	Three Months Ended December 31,
	2013	2012
US inventory	$—	$0.1
Endako Mine inventory	1.2	6.4
Mt. Milligan Mine inventory	2.1	—
	$3.3	$6.5
General and Administrative Expense
General and administrative expense in the fourth quarter of 2013 was $3.9 million compared to $6.5 million in the fourth quarter of 2012. Lower general and administrative expense in the fourth quarter of 2013 was primarily due to lower salaries and benefits. General and administrative expense for the fourth quarter of 2013 and 2012 included $0.5 million and $0.8 million, respectively, in stock-based compensation expense. Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based award applies.
Asset Impairments
Given our decision to place TC Mine on care and maintenance, we evaluated TC Mine's long-lived assets for impairment. This evaluation indicated that the anticipated undiscounted cash flows from TC Mine assets were less than their carrying values. As a result, we were required, under US GAAP, to measure the impairment loss by comparing the carrying values of TC Mine assets to their discounted estimated future cash flows. As a result of this analysis, we recorded a pre-tax, non-cash write down of TC Mine's property, plant and equipment assets and materials and supply inventory of $129.4 million, representing a write down to the assets' estimated fair value as of December 31, 2013. We intend to preserve the assets at TC Mine while it is on care and maintenance to enable us to re-commence operations if and when molybdenum market conditions improve. We continue to evaluate potential economically viable options for Phase 8.

As of December 31, 2013, we updated our molybdenum reserves for Endako Mine using price of $10 per pound of molybdenum oxide compared to $12 per pound used previously, resulting in a significant reduction in our reserves. The reduction constituted a triggering event, requiring us to evaluate our long-lived assets for impairment in the fourth quarter. This evaluation indicated that our share of the anticipated undiscounted cash flows from Endako Mine assets were less than our share of their carrying values. As a result, we were required, under US GAAP, to measure the impairment loss by comparing our share of the carrying values of Endako Mine assets to our share of their discounted estimated future cash flows. This evaluation resulted in a pre-tax, non-cash write down of the Endako property, plant and equipment assets and materials and supply inventory of $64.7 million in the fourth quarter of 2013, representing a write down to the assets' estimated fair value as of December 31, 2013.

During the fourth quarter of 2012, lower future molybdenum prices together with certain operational issues at Endako Mine constituted a triggering event, requiring us to evaluate our long-lived assets for impairment. This evaluation indicated that our share of the anticipated undiscounted cash flows from Endako Mine assets were less than their carrying values. As a result, we compared our share of the carrying values of Endako Mine assets to our share of their discounted estimated future cash flows, as required under US GAAP, to measure the impairment loss. This evaluation resulted in a pre-tax, non-cash write down of our share of the Endako property, plant and equipment assets and materials and supply inventory of $530.5 million in the fourth quarter of 2012.

Our impairment analysis did not result in any other long-lived asset impairments during the fourth quarter of 2013. However, there can be no assurance that there will not be further asset write downs related to future operational challenges and/or if commodity prices further decline.

Interest and Finance Fees

Interest and finance fees were $23.2 million in the fourth quarter of 2013 compared to $8.3 million in the fourth quarter of 2012. Beginning in September 2013, in conjunction with the start-up phase of Mt. Milligan, TCM ceased capitalizing a large portion of our incurred interest and debt issuance costs related to our secured and unsecured notes, Tangible Equity Units ("tMEDS") and equipment financing facility, which resulted in the increase. During the fourth quarter of 2012, we expensed $7.1 million in previously capitalized deferred financing fees related to the facility.
In the fourth quarter of 2013 and 2012, we capitalized $1.4 million and $12.3 million, respectively of interest and amortization of debt issuance costs. We capitalize interest expense allocable to the cost of developing mining properties and to construct new facilities until assets are ready for their intended use. We will ultimately amortize this capitalized interest using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.
Foreign Exchange Gains and Losses

For the fourth quarter of 2013 and 2012, we recognized $40.8 million and $7.8 million of foreign exchange losses, respectively. These non-cash foreign currency losses were primarily unrealized and related to intercompany notes that were entered into as part of a strategy to manage cash balances to fund our operations and provide future tax benefits. The increase in foreign exchange losses was due to additional borrowings related to these intercompany notes and the weakening of the C$ against the US$. The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.06 at December 31, 2013 compared to US$1.00 = C$0.99 at December 31, 2012. The foreign exchange rate averaged US$1.00 = C$1.05 for the fourth quarter of 2013 compared to an average rate of US$1.00 = C$0.99 for the same period in 2012.

Income and Mining Tax (Benefit) Expense

For the fourth quarter of 2013, we had a tax benefit of $66.4 million compared to a benefit of $72.2 million for the fourth quarter of 2012. The primary difference between the two period is the asset impairments.
The asset impairment for Endako Mine for the fourth quarter of 2013 did not have a tax impact due to a valuation allowance recorded in the fourth quarter of 2012. As a result of the asset impairment at TC Mine for the fourth quarter of 2013, we recognized a tax benefit of $47.4 million through a reduction of our deferred tax liabilities. However, we also recognized a valuation allowance, in part as a result of the asset impairment, which reduced our tax benefit by $6.1 million. Prior to the fourth quarter of 2013, we considered the reversal of our taxable temporary differences as a source of taxable income in order to fully realize all of the benefits of the US operation deferred tax assets. With the asset impairment charge in the fourth quarter of 2013, the taxable temporary differences were reduced. As a result, we concluded in the fourth quarter that a portion of our deferred tax assets related to the US operation will not be realized. We also recognized a reduction in our valuation allowance on a portion of our deferred tax assets related to alternative minimum tax (“AMT”) credits by $4.6 million, netting a valuation allowance impact associated with the asset impairment of $1.5 million expense. As a result of the decision to put TC Mine on care and maintenance, we expect to recover a portion of our AMT credits through the reversal of AMT deductible temporary differences, which are anticipated to increase our AMT losses to be carried back. The tax benefit for the three months ended December 31, 2013 was also decreased due to a $0.1 million loss on foreign exchange recorded as a component of deferred tax benefit.

The tax benefit for the fourth quarter of 2012 was primarily impacted by the impairment of our share of the assets at Endako Mine. As a result of the asset impairment, we recognized a tax benefit of $183.3 million through a reduction of our deferred tax liabilities. However, we also recognized a valuation allowance, in part as a result of the asset impairment, which reduced our net tax benefit on Endako Mine's deferred tax assets by $119.2 million. Prior to the fourth quarter of 2012, in assessing the need for a valuation allowance related to Endako Mine, we considered the reversal of our taxable temporary differences as a source of taxable income in order to fully realize all of the related benefits associated with Endako Mine's deferred tax assets. With the asset impairment charge in the fourth quarter of 2012, the associated taxable temporary differences were reduced. As a result, we concluded in the fourth quarter that a portion of our deferred tax assets related to Endako Mine will not be realized due to a lack of reversing taxable temporary differences.
Three Years Ended December 31, 2013
Net Income (Loss)
Net loss for the year ended December 31, 2013 was $215.0 million, or $1.26 per share, compared to net loss of $546.3 million, or $3.24 per share, for the year ended December 31, 2012 and net income of $292.1 million, or $1.73 per share, for the year ended December 31, 2011.
The net loss for 2013 was primarily the result of a $194.9 million pre-tax, non-cash write down of the property, plant and equipment assets and materials and supply inventory at the TC and Endako Mines. The net loss was also the result of non-cash foreign currency losses of $70.8 million primarily on intercompany notes and negative operating margins from Mt. Milligan Mine. The net loss was partially offset by an income and mining tax benefit of $63.4 million, higher molybdenum sales volume (somewhat offset by lower average molybdenum realized sales prices) and lower molybdenum operating expenses.
The net loss for 2012 was primarily the result of a $530.5 million pre-tax, non-cash write down of our share of the property, plant, equipment and development assets at Endako Mine. Lower sales volume, lower average realized sales prices and higher cash costs also negatively impacted net loss for the year. Net loss for 2012 was offset by an income tax benefit, a $47.0 million impairment of goodwill, non-cash foreign currency gains of $12.2 million on intercompany notes and a non-cash unrealized gain on common stock purchase warrants of $1.8 million.
The net income for 2011 was primarily the result of operating income of $149.3 million, as well as a non-cash unrealized gain on common stock purchase warrants of $169.2 million partially offset by non-cash foreign currency losses of $13.1 million on intercompany notes and consolidated income and mining tax expense of $11.2 million.
The net loss for the year ended December 31, 2013 also included lower-of-cost-or-market product inventory write downs of $58.3 million compared to lower-of-cost-or-market product inventory write downs of $73.8 million in 2012 and $24.9 million in 2011.
Non-GAAP adjusted net loss for the year ended December 31, 2013 was $5.0 million, or $0.03 per diluted share (excluding the TC and Endako Mine property, plant and equipment assets and materials and supply inventory write downs, net of tax effects, and the non-cash impact of primarily unrealized foreign exchange losses, net of tax effects, primarily related to intercompany notes). Non-GAAP adjusted net loss for the year ended December 31, 2012 was $44.8 million, or $0.27 per diluted share (excluding the Endako Mine asset write down, net of tax effects, the goodwill impairment, the non-cash unrealized gain on the warrants and the non-cash impact of unrealized foreign exchange gains, net of tax effects, primarily related to intercompany notes). Non-GAAP adjusted net income for the year ended December 31, 2011 was $134.3 million, or $0.80 per diluted share (excluding the non-cash unrealized gain on the warrants and the non-cash impact of unrealized foreign exchange losses, net of tax effects, primarily related to intercompany notes). See "Non-GAAP Financial Measures" below for the definition and reconciliation of adjusted net income (loss).
Revenue
Revenue for the year ended December 31, 2013 was $434.4 million, up 8.2% compared to 2012, primarily driven by the addition of copper and gold revenue from Mt. Milligan Mine and higher molybdenum sales volumes, somewhat offset by lower average realized molybdenum sales prices. During 2013, we sold 2.8 million pounds of payable copper and 5,541 ounces of payable gold for total revenue of $14.3 million. During 2013 and 2012, we sold 36.5 million and 28.7 million pounds of molybdenum, respectively, of which 31.5 million and 18.1 million pounds, respectively, were from our molybdenum mines. Increases in molybdenum sales volumes were the result of higher production at TC Mine due to higher grade ore, as expected given our planned mine pit sequencing, and mill recoveries as well as improved operating efficiency and higher ore grade and mill recoveries at Endako Mine. The average realized sales price for molybdenum in 2013 was $10.97 per pound, which was $2.51 per pound, or 18.6%, lower than in 2012.

Revenue for the year ended December 31, 2012 was $401.4 million, down 40.0% compared to 2011. During 2012, we sold 28.7 million pounds of molybdenum, which was 11.4 million pounds less than the volume sold in 2011. Declines in molybdenum volume were the result of lower production at TC Mine due to lower grade ore as a result of planned mine pit sequencing and lower grade and recoveries at Endako Mine. The average realized sales price for molybdenum in 2012 was $13.48, which was $2.80 per pound lower compared to the average realized sales price for molybdenum in 2011.
Operating Expenses
Operating expenses in 2013 were $318.9 million, down 14.8% compared to the same period in 2012. The decrease in operating expenses in 2013 was primarily the result of significantly lower costs at TC Mine due to the suspension of waste stripping activities, resulting in a reduction in costs for the year of $28.6 million, decreased lower-of-cost-or-market product inventory write downs partially offset by operating costs for Mt. Milligan Mine as we entered the production phase during the fourth quarter of 2013.
Operating expenses in 2012 were $374.5 million, down 4.7% compared to the same period in 2011. The decrease in operating expenses in 2012 was primarily the result of lower sales volume, partially offset by increased lower-of-cost-or-market product inventory write downs.
Lower-of-cost-or-market product inventory write downs within operating expenses for 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
US inventory	$—	$14.4	$11.5
Endako Mine inventory	24.2	38.2	5.8
Mt. Milligan Mine inventory	20.2	—	—
	$44.4	$52.6	$17.3
Mt. Milligan Mine product inventory write downs in 2013 were the result of the start-up of the mine.
Endako Mine product inventory write downs in 2013 were primarily due to various operational issues experienced in the first half of 2013, discussed in the Segment Discussion, together with materials and supplies surplus and obsolete inventory write downs in the fourth quarter of 2013, which resulted in higher unit cash costs in relation to molybdenum market prices. While operating results continue to improve at Endako Mine, management expects to continue optimizing production operating activities at Endako Mine, undertaking additional cost savings and evaluating other measures at Endako Mine in response to molybdenum market conditions.
TC Mine product inventory write downs in 2012 and 2011 were the result of planned mine pit sequencing from Phase 6 to Phase 7, which resulted in significantly higher waste removal costs and lower grade ore in the last half of 2011 and first nine months of 2012, which, in turn, reduced production and increased cash costs per pound produced at TC Mine. Endako Mine product inventory write down in 2012 was primarily due to higher unit cash costs caused by lower production as a result of lower-than-anticipated ore grades and mill recoveries of molybdenum.
The non-GAAP financial measures of cash cost per pound produced from our mines for 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
Copper-Gold
Copper ($/payable lb. produced - By-product basis)	$7.76	$—	$—
Copper ($/payable lb. produced - Co-product basis)	$5.36	$—	$—
Gold ($/payable oz. produced - Co-product basis)	$1,456	$—	$—
Molybdenum
Thompson Creek Mine	$4.57	$8.06	$6.66
Endako Mine	$10.93	$15.42	$11.86
Molybdenum mines weighted-average	$6.49	$10.09	$7.94

See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced.
For copper and gold, production numbers reflect only fourth quarter 2013 production as Mt. Milligan Mine entered the production phase during the fourth quarter of 2013. For molybdenum, the decrease in 2013 from 2012 was primarily driven by lower cash costs at TC Mine. Cash cost per pound produced at TC Mine decreased due to the absence of costs for waste stripping and higher production from a higher ore grade. Cash cost per pound produced was also lower at Endako Mine due to increased recovery and higher ore grade and lower operating costs in 2013 compared to 2012, which was partially offset by of a write down of surplus and obsolete materials and supplies inventory at Endako of $2.0 million, or $0.23 per pound produced. During the first half of 2012, the new mill at Endako Mine was in the start-up phase, and the new mill had lower than anticipated recovery rates throughout 2012 that resulted in low production and high cash costs.
For molybdenum, the increase in cash cost per pound produced in 2012 from 2011 was primarily due to lower-than-planned production due to lower ore grade and mill recovery rates at Endako Mine. At TC Mine, cash cost per pound produced in 2012 increased due to the planned mine pit sequencing, lower ore grades and the necessary removal of overburden waste during the last half of 2011 and the first nine months of 2012, partially offset by the absence of waste stripping costs in the fourth quarter of 2012. For 2012, TC Mine cash costs included stripping costs of $28.6 million, or $1.76 per pound produced, compared to stripping costs of $53.3 million, or $2.50 per pound produced, in 2011.
DD&A
DD&A in 2013 was $61.2 million, a decrease of 4.4%, compared to 2012. This decrease was primarily attributable to higher volume of molybdenum pounds sold from our mines compared to 2012 and the start-up of the production phase at Mt. Milligan Mine during the fourth quarter of 2013. Offsetting this impact was lower depreciation at Endako Mine as a result of the fourth quarter 2012 pre-tax, non-cash write down of our share of the Endako property, plant, equipment and development assets, which significantly lowered the carrying value and depreciable base of our share of assets at Endako Mine. Additionally, DD&A was impacted by reduced lower-of-cost-or-market product inventory write downs in 2013 compared to 2012.
DD&A in 2012 was $64.0 million, down 14.3% compared to 2011. The decrease was primarily attributable to lower molybdenum pounds sold from our mines offset by increased DD&A related to the new mill at Endako Mine, $6.1 million of accelerated depreciation for the old mill at Endako Mine, which was depreciated down to salvage value as of the first quarter of 2012 and increased lower-of-cost-or-market product inventory write downs within DD&A.
Lower-of-cost-or-market product inventory write downs within DD&A for 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
US inventory	$—	$1.2	$0.8
Endako Mine inventory	4.5	20.0	6.8
Mt. Milligan Mine inventory	2.1	—	—
	$6.6	$21.2	$7.6
General and Administrative Expense
General and administrative expense in 2013 was $21.6 million compared to $27.6 million and $26.5 million in 2012 and 2011, respectively. General and administrative expense in 2013, 2012 and 2011 included $3.3 million, $3.9 million and $4.4 million, respectively, of non-cash stock-based compensation expense. General and administrative expense decreased in 2013 from 2012 primarily due to lower salaries and benefits and consulting fees. General and administrative expenses were slightly higher in 2012 compared to 2011 primarily due to higher compensation costs associated with additional employees hired as well as other consulting expenses.
Exploration Expense
Exploration expense in 2013 was $1.4 million compared to $2.2 million in 2012 and $14.2 million in 2011. The 2013 expenses were comprised of $0.6 million for the Berg property; exploration activities at TC Mine, Endako Mine and Mt. Milligan Mine of $0.2 million; and $0.6 million for property payments on the Davidson property. In the fourth quarter of 2013, we terminated the vending agreement through which we had held an interest in the Davidson property.
The 2012 expenses were comprised of $1.1 million for the Berg property; exploration drilling activities at TC Mine, Endako Mine and Mt. Milligan Mine of $0.6 million; and $0.5 million for property payments on the Davidson property.

The 2011 exploration expenses were mainly comprised of $5.2 million for a scoping study for the Berg property; $2.9 million of expenditures under the now-terminated option agreement relating to the Mount Emmons project; $5.5 million in exploration and drilling activities at TC Mine, Endako Mine and Mt. Milligan Mine ; and $0.5 million for property payments on the Davidson property.
Asset Impairments
As discussed above, during the fourth quarter of 2013, we recorded a pre-tax, non-cash write down of TC Mine's property, plant and equipment assets and materials and supply inventory of $129.4 million, representing a write down to the assets' estimated fair value as of December 31, 2013. This write down was triggered by our decision to put TC Mine on care and maintenance. We also recorded a pre-tax, non-cash write down of our share of the Endako property, plant and equipment assets and materials and supply inventory of $64.7 million in the fourth quarter of 2013, representing a write down to the assets' estimated fair value as of December 31, 2013. The write down at Endako Mine was triggered by the significant reduction in molybdenum reserves discussed above.
During 2013, we negotiated a contract with US Energy to sell land originally acquired by one of our subsidiaries for easements related to the Mt. Emmons project, in respect of which we terminated our interest in 2011. We assessed the impact of this contract on the carrying value of the land, and during the third quarter of 2013, recorded a pre-tax, non-cash write down of the land value $0.8 million, representing a write down to the land's fair value.
Our impairment analysis did not result in any other long-lived asset impairments as of December 31, 2013. However, there can be no assurance that there will not be further asset write downs if we continue to experience operational challenges and/or if commodity prices further decline.

In 2012, the significant decline in molybdenum prices and the performance of TC Mine and Endako Mine caused us to closely monitor and evaluate potential write downs throughout the year. During the third quarter of 2012, we suspended waste stripping activity associated with the next phase of production at TC Mine. This decision and the decline in molybdenum prices represented significant changes in our business, requiring us to evaluate for potential impairments on an enterprise-wide basis at September 30, 2012. For purposes of the impairment evaluation, management considered estimates of after-tax discounted future cash flows of the individual reporting units, life-of-mine plans developed using long-term analyst pricing reflective of the then-current price environment, management's projections for operating costs and the market value of our equity. As a result of this evaluation, an impairment charge of $47.0 million, representing the remaining balance of goodwill, was recorded in the third quarter of 2012.

During the fourth quarter of 2012, both management's view of future molybdenum prices and the long-term analyst view of molybdenum prices were adjusted further downward. In addition, due to certain operational issues at Endako Mine, we revised our operating plan for Endako for 2013, and these revisions impacted the Endako life-of-mine plan. Combined, these events constituted a triggering event, requiring us to evaluate our long-lived assets for impairment. While Endako Mine assets were evaluated during third quarter, no impairment loss on the Endako assets was taken during the third quarter as the anticipated undiscounted cash flows from Endako Mine assets exceeded their carrying values. After the fourth quarter triggering event, this evaluation indicated that our share of the anticipated undiscounted cash flows from Endako Mine assets were less than our share of their carrying values. As a result, we compared our share of the carrying values of Endako Mine assets to our share of their discounted estimated future cash flows, as required under US GAAP, to measure the impairment loss. This evaluation resulted in a pre-tax, non-cash write down of our share of the Endako property, plant, equipment and development assets of $530.5 million in the fourth quarter of 2012.

There were no asset or goodwill impairment charges in 2011.
Interest and Finance Fees
Interest and finance fees of $24.1 million in 2013 were composed of $21.7 million in interest and finance fees on tMEDS and secured and unsecured notes, $2.2 million in interest on mobile mining equipment loans and $0.2 million in debt issuance cost amortization and commitment fees. Beginning in September 2013, in conjunction with the start-up phase at Mt. Milligan, TCM ceased capitalizing a large portion of our incurred interest and debt issuance costs related to our secured and unsecured notes, tMEDS and equipment financing facility. In 2013, we capitalized interest and debt issuance costs totaling $75.2 million.
Interest and finance fees of $12.8 million in 2012 were composed of approximately $2.7 million of commitment fees on the unused revolving credit facility prior to its termination, $9.5 million of debt issuance cost amortization and $0.6 million of interest on the mobile mining equipment loans. In 2012, we capitalized interest and debt issuance costs totaling $45.8 million.

Interest and finance fees of $5.2 million in 2011 were composed of approximately $2.3 million of commitment fees on the unused $300 million revolving credit facility, $2.1 million of debt issuance cost amortization and $0.8 million of interest on the mobile mining equipment loans. In 2011, we capitalized interest and debt issuance costs totaling $16.8 million.
In 2013, we made cash interest payments of $81.8 million related to our secured and unsecured notes, tMEDS and equipment financing facility. In 2012, we made cash interest payments of $41.3 million related to our unsecured notes, tMEDS, equipment financing facility and revolving credit facility. In 2011, we made cash interest payments of $14.5 million.
Foreign Exchange Gains and Losses
During 2013, we recognized foreign exchange losses of $70.8 million compared to foreign exchange gains of $12.2 million in 2012 and foreign exchange losses of $13.1 million in 2011.
During 2013, the US$ strengthened against the C$, which resulted in an unrealized foreign exchange loss of $70.4 million primarily on increased borrowings on the intercompany notes that are denominated in a different currency than their measurement currency. The remaining foreign exchange loss was the result of C$ cash balances that have the US$ as their measurement currency and on US$ payables and receivables that have the C$ as their measurement currency.
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
The foreign exchange rate was US$1.00 = C$1.06 at December 31, 2013 compared to US$1.00 = C$0.99 at December 31, 2012 and US$1.00 = C$1.02 at December 31, 2011.
Income and Mining Tax (Benefit) Expense
We had a tax benefit of $63.4 million in 2013 compared to a benefit of $111.1 million in 2012 and an expense of $11.2 million in 2011. The primary difference between the three years is the asset impairments.
The asset impairment for Endako Mine in 2013 did not have a tax impact due to a valuation allowance recorded in 2012. As a result of the asset impairments in the US for 2013, we recognized a tax benefit of $47.7 million through a reduction of our deferred tax liabilities. However, we also recognized a valuation allowance, in part as a result of the asset impairment, which reduced our tax benefit by $6.1 million. Prior to 2013, we considered the reversal of our taxable temporary differences as a source of taxable income in order to fully realize all of the benefits of the US operation deferred tax assets. With the asset impairment charge in 2013, the taxable temporary differences were reduced. As a result, we concluded that a portion of our deferred tax assets related to the US operation will not be realized. We also recognized a reduction in our valuation allowance on a portion of our deferred tax assets related to alternative minimum tax (“AMT”) credits by $4.6 million, netting a valuation allowance impact associated with the asset impairments of $1.5 million expense. As a result of the decision to put TC Mine on care and maintenance, we expect to recover a portion of our AMT credits through the reversal of AMT deductible temporary differences, which are anticipated to increase our AMT losses to be carried back. The tax benefit for the twelve months ended December 31, 2013 was also decreased due to the change in the British Columbia provincial income tax rate and a $0.5 million loss on foreign exchange recorded as a component of deferred tax benefit.

The tax benefit for 2012 was primarily impacted by the impairment of our share of the assets at Endako Mine. As a result of the asset impairment, we recognized a tax benefit of $183.3 million through a reduction of our deferred tax liabilities. However, we also recognized a valuation allowance, in part as a result of the asset impairment, which reduced our tax benefit by $119.2 million. Prior to 2012, in assessing the need for a valuation allowance related to Endako Mine, we considered the reversal of our taxable temporary differences as a source of taxable income in order to fully realize all of the related benefits associated with Endako Mine's deferred tax assets. With the asset impairment charge in 2012, the associated taxable temporary differences were reduced. As a result, we concluded in 2012 that a portion of our deferred tax assets related to Endako Mine will not be realized due to a lack of reversing taxable temporary differences. In addition, the tax benefit for the year ended December 31, 2012 was also impacted by the goodwill impairment, which did not generate any income tax benefit, and an immaterial correction of $1.8 million related to the British Columbia mineral tax associated with TCM’s share of the expansion costs at Endako Mine. The adjustment relates to the quarter ended December 31, 2011.
The tax expense for the year ended December 31, 2011 was impacted by the non-cash unrealized gain on common stock purchase warrants, which did not generate any income tax expense. Additionally, the tax expense for 2011 was decreased by a larger US percentage depletion benefit when compared to the same benefit for either the years ended December 31, 2012 or December 31, 2013.
Segment Discussion
We have three reportable segments, based on products and geography: Copper-Gold, US Operations Molybdenum and Canadian Operations Molybdenum. The Copper-Gold segment includes all expenditures, including all mining, milling, mine site administration, transportation, shipping, concentrate selling and refining costs and sale of concentrate from Mt. Milligan Mine. The US Operations Molybdenum segment includes all mining, milling, mine site administration, transportation, roasting and sale of molybdenum products from TC Mine and the Langeloth Facility, as well as all roasting and sales of third-party purchased material from the Langeloth Facility. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, transportation, roasting and sale of molybdenum products from the 75% owned Endako Mine. The following discussion presents operating and financial results for the three months ended December 31, 2013 and 2012, and years ended December 31, 2013, 2012 and 2011 for each reportable segment.
Copper-Gold
Mt. Milligan
The following table summarizes Mt. Milligan Mine's operating and financial results for the three months ended December 31, 2013 and 2012 and years ended December 31, 2013, 2012 and 2011:

	Three Months Ended December 31,		Years Ended December 31,
(Unaudited)	2013	2012	2013	2012	2011
Operational Statistics
Mined
Ore tons (000's)	2,406	—	3,014	—	—
Waste tons (000's)	9,797	—	27,286	—	—
Strip ratio	4.98	—	11.22	—	—
Milled (000's tons)	1,968	—	2,285	—	—
Copper ore grade (%)	0.31%	—	0.25%	—	—
Gold ore grade (g per tonne)	0.61	—	0.60	—	—
Copper recovery (%)	80.4%	—	79.2%	—	—
Gold recovery (%)	54.3%	—	54.3%	—	—
Concentrate production (tons)	22,912	—	24,713	—	—
Copper payable production (000's lb)	9,348	—	10,352	—	—
Gold payable production (oz)	18,446	—	20,374	—	—
Copper cash cost ($/payable lb produced) - By-Product (1)	$7.34	—	$7.76	$—	$—
Copper cash cost ($/payable lb produced) - Co-Product (1)	$5.11	—	$5.36	$—	$—
Gold cash cost ($/payable oz produced) - Co-Product (1)	$1,388	—	$1,456	$—	$—
Copper payable production sold (000's lb)	2,801	—	2,801	—	—
Gold payable production sold (oz)	5,541	—	5,541	—	—
Copper average realized sales price ($/lb) (1)	$3.29	—	$3.29	$—	$—
Gold average realized sales price ($/oz) (1)	$1,006	—	$1,006	$—	$—
_____________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.
Copper and Gold Production and Cash Costs
During the third quarter of 2013, we began the commissioning and start-up phase of Mt. Milligan Mine. Given that we produced more than a de minimis amount of saleable concentrate, and the applicable US GAAP accounting rules, our consolidated financial statements reflected Mt. Milligan Mine revenue and costs in operating income rather than start-up costs beginning in the fourth quarter of 2013.
Start-up activities have continued into the first quarter of 2014. Mt. Milligan Mine reached commercial production as of February 18, 2014, defined as operation of the mill at 60% design capacity mill throughput for 30 days.
During the fourth quarter of 2013, concentrate production and cash costs were adversely affected by low mill throughput due to various challenges. Cash costs were also impacted by $1.8 million of costs to haul waste material from the mine pit to the tailings dam. This cost is expected to be part of Mt. Milligan Mine operations for the foreseeable future. Lower production was somewhat mitigated by favorable foreign exchange rates, as the US$ strengthened against the C$ in the fourth quarter of 2013. Rates at December 31, 2013 were US$1.00 = C$1.06 and the average foreign exchange rate was US$1.00 = C$1.05 for the fourth quarter of 2013.

During the third quarter of 2013, we incurred start-up costs of $10.2 million comprised of expenses related to bringing the mine on-line and commencing production activities, which included $7.3 million of lower-of-cost-or-market product inventory write downs.
Copper and Gold Sold
In November 2013, we made our first shipment and sale of concentrate from Mt. Milligan, which consisted of 5,530 wet metric tonnes of concentrate containing 2.8 million pounds of payable copper and 5,541 ounces of payable gold. Average realized prices were $3.29 per pound of payable copper and $1,006 per ounce of payable gold.

We made our second shipment of concentrate in January of 2014, which consisted of approximately 5.5 million pounds of payable copper and 10,475 ounces of payable gold.
Development
During the three months ended December 31, 2013, we made C$40.4 million of capital expenditures for Mt. Milligan Mine, consisting of C$29.6 million for the project, C$3.9 million for the permanent operations residence and C$6.9 million for operations. During 2013, we made C$430.9 million of expenditures for Mt. Milligan, consisting of C$400.5 million for the project, C$18.4 million for the permanent operations residence and C$12.0 million for operations.
Capital expenditures in 2013 were primarily related to the ongoing construction of the tailings storage facility, buildings and facilities (concentrator, truck shop, administration building and primary and pebble crushers), mine development, mining equipment, commissioning activities, the permanent operations residence and operating capital.
As of December 31, 2013, we have incurred approximately C$1.57 billion to construct and develop Mt. Milligan Mine, which is what we had estimated. The C$1.57 billion included approximately C$13 million of accrued costs as of December 31, 2013, which will be paid during the first quarter of 2014. The total project spend does not include certain unsettled claims from contractors pertaining to work performed under contracts relating to the construction of Mt. Milligan.
In addition, we currently estimate $45 million to $50 million of aggregate capital expenditures for the permanent operations residence, of which approximately $18 million to $22 million of expenditures remain to be spent through completion. The permanent operations residence is expected to be completed in 2014.
US Operations Molybdenum
Thompson Creek Mine (TC Mine)
The table that follows summarizes TC Mine's operating and financial results for the three months ended December 31, 2013 and 2012 and years ended December 31, 2013, 2012 and 2011:

	Three Months Ended December 31,		Years Ended December 31,
(Unaudited)	2013	2012	2013	2012	2011
Operational Statistics
Mined
Ore tons (000's)	1,995	2,956	10,209	13,698	7,610
Waste tons (000's)	701	22	5,336	16,194	32,770
Strip ratio	0.35	0.01	0.52	1.18	4.31
Milled (000's tons)	2,354	2,515	10,099	10,258	10,398
Grade (% molybdenum)	0.110	0.126	0.110	0.088	0.116
Recovery (%)	92.7	93.1	93.0	90.5	84.6
Molybdenum production (000's lb) (1)	4,826	5,970	20,889	16,238	21,368
Cash cost ($/lb produced) (2)	$4.69	$4.59	$4.57	$8.06	$6.66
Molybdenum sold (000's lb)	6,671	3,676	23,685	11,643	25,471
Average realized sales price ($/lb) (2)	$10.27	$11.89	$11.07	$13.71	$16.42
_______________________________________________________________________________

(1)	Mined molybdenum production pounds reflected are molybdenum oxide and HPM.

(2)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.
As discussed above, we recorded a pre-tax, non-cash write down of TC Mine's property, plant and equipment and materials and supplies inventory of $129.4 million, representing a write down to the assets' estimated fair value as of December 31, 2013. We intend to preserve the assets at TC Mine while it is on care and maintenance to enable us to re-commence operations if and when molybdenum market conditions improve.

This impairment was included in total costs and expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss) and excluded from our non-GAAP measures of adjusted net income (loss) and adjusted net income (loss) per share-basic and diluted. See "Non-GAAP Financial Measures" for the definition and calculation of adjusted net income (loss).
Molybdenum Production and Cash Costs
Molybdenum production from TC Mine in the fourth quarter of 2013 was down 19.2% from the fourth quarter of 2012. Production for the fourth quarter of 2013 was negatively impacted by lower grade ore, which resulted in lower production and lower mill recoveries.

For 2013, molybdenum production from TC Mine was up 28.6% from 2012. Production in 2013 was favorably impacted by significantly higher grade ore, which resulted in higher mill recovery and higher production, compared to 2012. Production in the second and third quarters of 2012 was negatively impacted by a pit wall slough in May 2012, which was more than offset by the mining of higher grade ore in the fourth quarter of 2012. Lower-of-cost-or-market product inventory write downs at TC Mine were nil and $15.6 million during 2013 and 2012, respectively.

For 2012, molybdenum production from TC Mine was down 24.0% from 2011. For the full year of 2012 compared to the full year of 2011, production was lower primarily due to the significantly lower ore grade. Additionally, production in the second and third quarters of 2012 was negatively impacted by a pit wall slough in May 2012, which was more than offset by the mining of higher grade ore in the fourth quarter of 2012. Partly offsetting lower production in 2012, the mill recovery rate improved in 2012 versus 2011 mainly due to the absence of oxidized ore that was processed in 2011 (which lowered recovery in 2011), and continuous improvement initiatives implemented by the mill staff in 2012.
The non-GAAP financial measure of cash cost per pound produced in the fourth quarter of 2013 was slightly higher than the fourth quarter of 2012, primarily due to lower production at TC Mine in the fourth quarter of 2013. The cash costs in the fourth quarter of 2012 included stripping costs of $1.2 million, or $0.19 per pound, compared to nil for the fourth quarter of 2013, when stripping activity had been deferred. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced.
In 2013, the non-GAAP financial measure of cash cost per pound produced decreased 43.3% from 2012. The cash cost in 2013 was lower due to the absence of stripping costs and higher production from a significantly higher ore grade. The cash costs in 2012 included stripping costs of $28.6 million, or $1.76 per pound produced, compared to nil in 2013, when stripping activity had been deferred. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced.
Cash cost per pound produced in 2012 was 21.0% higher compared to 2011. Cash cost in 2012 included stripping costs of $28.6 million, or $1.76 per pound produced, compared to stripping costs of $53.3 million, or $2.50 per pound produced, in 2011. The increase in cash cost in 2012 primarily resulted from the impact of significantly lower ore grade and production. Additionally, during 2012, TC Mine incurred costs associated with a new access road to work around the pit wall slough. Lower stripping costs in 2012 compared to 2011 resulted from a higher volume of waste material moved in 2011 related to Phase 7, as discussed previously. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced.
Molybdenum Sold
Molybdenum pounds sold from TC Mine in the fourth quarter of 2013 was up 81.5% from the fourth quarter of 2012. Higher sales volumes in the fourth quarter of 2013 were mainly the result of higher production throughout 2013 compared to 2012. The average realized sales price in the fourth quarter of 2013 was $10.27 versus $11.89 in the same period in 2012.
For 2013, TC Mine, sales volumes increased 103.4% compared to 2012 mainly due to higher production. Production and sales in 2012 were adversely impacted by planned stripping activities at TC Mine in the first half of 2012. To accommodate 2012's lower production, we entered into annual sales contracts for lower volumes of product and supplemented production in the first half of 2012 with product purchased from third parties. Also contributing to lower sales volumes in 2012 was a weaker spot market in the second half of 2012, which in turn led to a build-up of inventory during that period.
TC Mine lower sales volumes in 2012 compared to 2011 were mainly the result of lower production in the first half of 2012 discussed above. In 2011 the average realized price was impacted by the completion of sales under certain forward sales contracts related to Phase 6 production at TC Mine. During 2011, deliveries under these contracts included approximately 1.9 million pounds at an average realized sales price of $10.51 per pound. No similar deliveries under these contracts occurred in 2012.
Langeloth Facility
Operating results for the Langeloth Facility represent activities related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility and excludes product volumes and costs related to the roasting and processing of TC Mine and Endako Mine product. The Langeloth Facility costs associated with roasting and processing of TC Mine and Endako Mine product are included in each Mine's respective operating results.
The following is a summary of the Langeloth Facility's operating results for the three months ended December 31, 2013 and 2012 and years ended December 31, 2013, 2012 and 2011:

	Three Months Ended December 31,		Years Ended December 31,
(Unaudited)	2013	2012	2013	2012	2011
Operational Statistics
Molybdenum sold from purchased product (000's lb)	468	2,578	5,054	10,542	8,245
Realized price on molybdenum sold from purchased product ($/lb)	$10.15	$11.79	$11.35	$13.50	$15.95
Toll roasted and upgraded molybdenum processed (000's lb)	732	1,937	3,782	6,296	7,071
Roasted metal products processed (000's lb)	3,250	3,842	17,784	12,153	17,090
In the fourth quarter of 2013, molybdenum sold from third-party purchased molybdenum concentrate was down 81.8% from the fourth quarter of 2012 due to substantially lower molybdenum purchases in 2013 compared to the same period in 2012 as a result of processing all Endako concentrates in 2013 due to the Endako roaster shutdown in the first quarter of 2013. The realized price on molybdenum sold from purchased product in the fourth quarter of 2013 was down 13.9% from the fourth quarter of 2012 due to a decrease in the market price of molybdenum throughout 2013.
Molybdenum sold from purchased product for the year ended December 31, 2013 was down 52.1% from the same period in 2012 primarily due to substantially lower molybdenum purchases in 2013 compared to the same period in 2012 as a result of higher production at both of our molybdenum mines and roasting all Endako concentrates due to the Endako roaster shutdown in the first quarter of 2013. The average realized sales price on molybdenum sold from purchased product in 2013 was down 15.9% compared to the same period in 2012 due to a decrease in the market price of molybdenum throughout 2013.

Molybdenum sold from purchased product for the year ended December 31, 2012 was up 28.0% from 2011. The average realized sales price on molybdenum sold from purchased product 2012 was down 15.4% compared to 2011.
The volume of toll roasted and upgraded molybdenum processed during the fourth quarter of 2013 and the fiscal year 2013 decreased 62.2% and 39.9% compared to the same periods in 2012, respectively, primarily due to lower capacity for third-party material due to higher volume of material processed from our own molybdenum mines.
The volume of toll roasted molybdenum processed during 2012 decreased 11.0% compared to 2011 primarily due to decreased customer demand for these services.
The volume of roasted metal products processed during the fourth quarter of 2013 decreased 15.4% compared to the same period in 2012 due to the lack of available material during the quarter. The volume of roasted metal products increased 46.3% for the year compared to 2012, reflecting a higher level of available material earlier in the year. The volume processed during 2012 decreased 28.9% compared to 2011 due to lack of demand for these services.
Canadian Operations Molybdenum
Endako Mine
The table and related discussion that follows summarize our 75% share of Endako Mine's operating and financial results for the three months ended December 31, 2013 and 2012 and years ended December 31, 2013, 2012, and 2011:

	Three Months Ended December 31,		Years Ended December 31,
(Unaudited)	2013	2012	2013	2012	2011
Operational Statistics
Mined
Ore tons (000's)	2,693	651	5,891	7,450	12,623
Wasted tons (000's)	453	255	1,674	6,574	9,075
Strip ratio	0.17	—	0.28	0.93	0.72
Milled (000's tons)	3,397	3,109	12,650	12,162	8,806
Grade (% molybdenum)	0.044	0.048	0.048	0.042	0.053
Recovery (%)	79.2	62.2	74.2	62.7	73.9
Molybdenum production (000's lb) (1)	2,368	1,777	9,056	6,191	6,977
Cash cost ($/lb produced) (2)	$11.44	$13.26	$10.93	$15.42	$11.86
Molybdenum sold (000's lb)	2,533	1,814	7,783	6,504	6,335
Average realized sales price ($/lb) (2)	$9.67	$11.53	$10.45	$13.05	$16.12
_______________________________________________________________________________

(1)	Mined molybdenum production pounds are molybdenum oxide.

(2)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.
From January through April 2013, we experienced tailings management issues at Endako Mine associated with frozen water in the tailings pond. We were unable to feed sufficient water from the tailings pond to the mill on a consistent basis due to winter conditions, which negatively impacted mill throughput and, thus, our production of molybdenum through April 2013. We have made modifications to the piping and distribution of tailings to the pond and have instituted other tailings management procedures in an effort to address these issues related to the availability of a sufficient supply of water to the mill. To date during this winter season, we have not experienced water supply issues that have prevented feeding sufficient water to the mill.
While operating results continue to improve at Endako Mine, management expects to continue optimizing production, undertaking additional cost savings and evaluating other measures at Endako in response to molybdenum market conditions.
As discussed above, as of December 31, 2013 we updated our molybdenum reserves for Endako Mine using a price of $10 per pound of molybdenum oxide compared to $12 per pound used previously, resulting in a significant reduction in our reserves. The reduction constituted a triggering event, and, in the fourth quarter of 2013, we recognized a pre-tax, non-cash write down of our share of the Endako property, plant and equipment assets and materials and supply inventory of $64.7 million.

During the fourth quarter of 2012, lower future molybdenum prices together with certain operational issues at Endako Mine constituted a triggering event, requiring us to evaluate our long-lived assets for impairment. This evaluation indicated that our share of the anticipated undiscounted cash flows from Endako Mine assets were less than their carrying values. As a result, we compared our share of the carrying values of Endako Mine assets to our share of their discounted estimated future cash flows, as required under US GAAP, to measure the impairment loss. This evaluation resulted in a pre-tax, non-cash write down of our share of the Endako property, plant and equipment assets of $530.5 million in the fourth quarter of 2012.
During the third quarter of 2012, in an effort to reduce costs, we ceased mining ore from the Denak West mine pit at Endako Mine and began processing stockpiled material. We milled approximately one-third of our existing stockpiled material through mid-2013. We resumed mining ore in the Endako pit in May 2013 and in the Denak West pit in June 2013. We are now processing both mined material out of the Endako pit and stockpiled material. Additionally, beginning in mid-February 2013, in an effort to defer certain maintenance expenses associated with the roaster, the roaster was shut down and all milled material from Endako Mine was transported to the Langeloth Facility to be roasted.
In the first quarter of 2012, we completed the mill expansion at Endako Mine, which included the construction of a new mill to replace the previous mill constructed in the 1960's. The new mill is designed to process 55,000 tons of ore per day compared to 31,000 tons per day in the old mill. The old mill at the site has been shut down and is currently on care and maintenance. During the first nine months of 2012, the new mill was ramping up. Though the new mill at Endako was fully commissioned by the second quarter of 2012, the recovery rate was lower than anticipated, which resulted low production and high cash costs for the first nine months of 2012.
Molybdenum Production and Cash Costs
Our 75% share of molybdenum production at Endako Mine in the fourth quarter of 2013 was 33.3% higher than the fourth quarter of 2012 primarily due to significantly higher mill recoveries. The mill recovery rate improved in 2013 versus 2012 mainly due to continuous improvement initiatives implemented by mill staff in 2013. During the fourth quarter of 2012, the recovery rate from the new mill was lower than anticipated, which resulted in low production and high cash costs per pound produced.
For 2013, our 75% share of molybdenum production at Endako Mine was 46.3% higher compared to 2012 primarily due to higher ore grades and higher mill recoveries. During 2012, production was negatively affected by lower than anticipated mined ore grade in the first eight months of 2012 from the Denak West pit, a lower than expected recovery rate from the new mill and lower ore grade from stockpiled ore processed in the last five months of 2012.
For 2012, our 75% share of molybdenum production at Endako Mine was 11.3% lower compared to 2011. This decrease was primarily due to lower than anticipated mined ore grade in the first eight months of 2012 from the Denak West pit, a lower than expected recovery rate from the new mill and lower ore grade from stockpiled ore processed in the last five months of 2012, which were partly offset by higher mill throughput in 2012.
Lower-of-cost-or-market product inventory write downs at Endako Mine were $8.4 million and $16.4 million during the fourth quarter of 2013 and 2012, respectively, and $28.7 million and $58.2 million for 2013 and 2012, respectively.
The non-GAAP financial measure of cash cost per pound produced decreased 13.7% in the fourth quarter of 2013 compared to the fourth quarter of 2012. This improvement in cash cost was primarily driven by higher ore grade and higher recoveries together with favorable impact from foreign exchange rates. The foreign exchange rate averaged US$1.00 = C$1.05 for the fourth quarter of 2013 compared to an average rate of US$1.00 = C$0.99 for the same period in 2012. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced.
For 2013, the cash cost per pound produced decreased 29.1% compared to 2012. Cash cost per pound produced was lower due to increased recovery and higher ore grade, lower operating costs and favorable foreign exchange rates in 2013 compared to 2012, which was partially offset by of a write down of surplus and obsolete materials and supplies inventory at Endako of $2.0 million, or $0.23 per pound produced. During the first half of 2012, the new mill at Endako Mine was in the start-up phase, and the new mill had lower than anticipated recovery rates throughout 2012 that resulted in low production and high cash costs. Foreign exchange rates at December 31, 2013 were US$1.00 = C$1.06 compared to US$1.00 = C$0.99 at December 31, 2012, and the foreign exchange rate averaged US$1.00 = C$1.03 for 2013 compared to an average rate of US$1.00 = C$0.99 for the same period in 2012. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced.
For 2012, the cash cost per pound produced was up 30.0% compared to 2011. The increase in cash cost per pound produced in 2012 was primarily the result of lower ore grades and mill recovery rates, as discussed previously. The increased cash cost per pound was also affected by unfavorable foreign exchange rates. The exchange rate averaged US$1.00 = C$0.99 for 2012 and an average rate of US$1.00 = C$0.99 for 2011.

Molybdenum Sold
Our share of molybdenum sold from Endako Mine in the fourth quarter of 2013 was 39.6% higher than the fourth quarter of 2012. The average realized sales price in the fourth quarter of 2013 was $9.67 per pound, which was down from the fourth quarter of 2012 average realized sales price of $11.53 per pound as a result of declining market prices for molybdenum.
For 2013, our share of molybdenum sold from Endako Mine was 19.7% higher compared to 2012 while the average realized sales price was down 19.9% over the same period. Higher sales volumes were the result of higher production, as discussed above, while lower prices were the result of declining market prices for molybdenum.
For 2012, our share of molybdenum sold from Endako Mine was 2.7% higher compared to 2011 while the average realized sales price was down 19.0% over the same period.
Liquidity and Capital Resources
Our financial position was as follows:

	At December 31,
	2013	2012
Cash and cash equivalents	$233.9	$526.8
Accounts receivable, including related party receivables	$54.1	$59.3
Accounts payable	$104.9	$128.5
Current portion of debt, including equipment financings	$37.2	$30.7
Total working capital	$315.4	$624.7
Total debt, including equipment financings	$1,012.8	$1,010.5
During 2013, our debt and liquidity positions were affected by the following:
•Cash generated by operating activities of $44.8 million
•Cash received from Gold Stream Arrangement of $111.9 million

•	Capital expenditures of $428.9 million, primarily related to the construction of Mt. Milligan Mine

•	Cash interest paid of $81.8 million

•	Income and mining taxes paid, net of refunds, of $2.5 million
Our primary sources of liquidity in 2013 were our secured and unsecured notes, the Gold Stream Arrangement with Royal Gold, cash flow from our operating activities and our equipment financing facilities. Our primary use of capital in 2013 was the construction and development of Mt. Milligan Mine.
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
We estimate 2014 cash capital expenditures to be between $54 million and $66 million.
Our ability to fund our capital expenditures, our working capital needs and our scheduled debt and interest payments depends upon achieving sustainable future operating performance and operating cash flow at all of our operations. In the event that the time frame required to reach the mill design throughput and recovery rates for copper and gold at Mt. Milligan Mine is longer than currently anticipated, or additional capital is required to enable Mt. Milligan to reach such design rates, our liquidity may be materially adversely affected. Our profitability and ability to generate positive cash flow in the business will depend, in large part, upon the market prices of copper, gold and molybdenum, which are subject to fluctuation. To that end, in addition to certain existing forward gold purchase and sales contracts discussed in Gold Stream Arrangement below, we may also hedge our exposure to fluctuations in the prices of copper and gold in connection with our day-to-day business.
We expect that our estimated cash balance during 2014 will not decline below $100 million.

Operating Cash Flows
Cash generated by operating activities in 2013 was $44.8 million compared to cash used of $28.2 million in 2012. This increase in cash flow from operations was primarily the result of higher revenues and lower unit costs from our molybdenum mines offset by copper and gold related operating expenses and an increase in product inventory.
Cash used by operating activities in 2012 was $28.2 million compared to cash generated of $202.7 million in 2011. This decrease in cash flow from operations was primarily the result of significantly lower revenues, higher unit costs from our molybdenum mines and an increase in molybdenum product inventory.
Investing Activities
Cash used by investing activities in 2013 was $449.1 million compared to $811.9 million in 2012. During 2013, we spent $428.9 million on property, plant, equipment and development expenditures primarily related to the construction and development of Mt. Milligan Mine. Capitalized interest payments related to development of Mt. Milligan Mine were $74.7 million. During 2013, we replaced certain reclamation bond deposits with letters of credit arrangements secured by a guarantee from a surety bond provider resulting in a $21.1 million net refund of reclamation cash deposits. In the first quarter of 2014, we plan to post $10 million of cash collateral against existing surety bonds for TC Mine reclamation bonds. Investing activities for 2013 included the release of $33.2 million of restricted cash related to construction hold-back accounts for to the construction of Mt. Milligan Mine.
As of December 31, 2013, we had approximately $5.7 million outstanding under our letters of credit/demand guarantees facility for an environmental bond with Fisheries and Oceans Canada related to Mt. Milligan. All letters of credit outstanding under this facility are secured by cash collateral.
Cash used in investing activities in 2012 was $811.9 million compared to $716.4 million in 2011. During 2012, we spent $771.5 million on property, plant, equipment and development expenditures primarily related the construction and development of Mt. Milligan Mine and Endako Mine mill expansion. These 2012 capital expenditures excluded $72.0 million of accrued costs at December 31, 2012. Capitalized interest payments related to these development and expansion projects were $40.7 million. Additionally, investing activities for 2012 included the release of $5.6 million of restricted cash related to cash collateral on outstanding letters of credit, which were partially offset by an increase in the amount withheld for construction hold-back accounts related to the development of Mt. Milligan Mine and Endako Mine mill expansion and $5.3 million of cash deposits for reclamation bonds issued for the Mt. Milligan Mine project and Endako Mine.
Cash used in investing activities in 2011 was $716.4 million. During 2011, we spent $686.6 million on property, plant, equipment and development expenditures primarily related to Endako Mine mill expansion and the construction and development of Mt. Milligan Mine. These 2011 capital expenditures excluded $111.2 million of accrued costs at December 31, 2011. Additionally, cash used in investing activities for 2011 included a use of $16.0 million of restricted cash, primarily comprised of amounts withheld related to construction hold-back accounts related to Endako Mine mill expansion and the construction and development of Mt. Milligan Mine and $13.7 million of capitalized interest payments.
Financing Activities
Summary of Financing Activities
Cash provided by financing activities for 2013 was $110.8 million compared to $1,071.8 million for 2012. The decrease was due primarily to the 2012 issuance of the senior secured and unsecured notes and tMEDS described below. Additionally, we received lower proceeds from the Gold Stream Arrangement and equipment financing transactions, as planned, during 2013.
Cash generated by financing activities in 2012 was $1,071.8 million compared to $495.9 million in 2011. This increase was primarily related to proceeds from the Gold Stream Arrangement, equipment financing transactions and the 2012 issuance of the senior secured and unsecured notes and tMEDS described below. These proceeds were partially offset by debt and capital lease obligation repayments and debt and equity issuance costs.
Cash generated by financing activities in 2011 was $495.9 million primarily related to to proceeds from the Gold Stream Arrangement, the 2011 issuance of the 2018 Notes and proceeds from the exercise of stock options. The proceeds were partially offset by debt repayments and debt issuance costs.
Gold Stream Arrangement
Pursuant to an agreement dated October 2010, as subsequently amended in December 2011 and August 2012, with a subsidiary of Royal Gold, Inc. ("Royal Gold") (referred to as the "Gold Stream Arrangement"), we agreed to sell Royal Gold 52.25% of the refined gold production from Mt. Milligan Mine for a total upfront payment of $781.5 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. Pursuant to the Gold Stream Arrangement, we received total cash payments from Royal Gold through December 31, 2013 of $781.5 million, comprised of payments of $111.9 million in 2013, $305.0 million in 2012, $138.1 million in 2011 and $226.5 million in 2010.
The August 2012 amendment restricts our ability to incur debt in excess of $350.0 million that is secured by the assets of Mt. Milligan Mine until the earlier of the date upon which 425,000 ounces of refined gold have been sold and delivered to Royal Gold or the date upon which the aggregate dollar amount of the difference between the market price for the gold delivered to Royal Gold and the price actually paid by Royal Gold exceeds $280.0 million. We must maintain a deposit record during the term of the Gold Stream Arrangement wherein we reduce the $781.5 million total amount paid by Royal Gold by the difference between the current market price at the time of sale of refined gold to Royal Gold and $435 per ounce, multiplied by the amount of refined gold sold in such sale (referred to as “the Remaining Deposit”). If, at the end of the initial 50-year term of the agreement, the Remaining Deposit has not been reduced to nil, we must pay to Royal Gold the remaining balance reflected in the Remaining Deposit. As of December 31, 2013, the Remaining Deposit was $779.8 million as a result of the November 2013 delivery of 2,149 ounces of gold after our first shipment and sale of concentrate to an offtaker.
In connection with our first twelve shipments of concentrate from Mt. Milligan Mine, we must pay to Royal Gold a percentage of the provisional payments that we receive from the applicable offtakers. We are obligated to make such payments to Royal Gold in the form of gold. As our agreements with the offtakers provide that we will receive provisional payments in cash, we will be required to buy gold to satisfy our obligation to pay Royal Gold in gold. The percentage of the provisional payments that we are required to pay to Royal Gold declines by shipment, declining to nil after the 12th shipment for the life of the agreement. After the 12th shipment, we are required to pay Royal Gold upon receipt of final payment from the applicable offtakers.
We receive provisional payments in cash, thus requiring that we purchase gold in order to satisfy our obligation to pay Royal Gold in gold. In order to hedge our gold price risk that arises when physical purchase and concentrate sales pricing periods do not match, we have and will continue to hedge our exposure to gold prices in connection with these provisional payments to Royal Gold. We currently have in place unsecured hedging lines with various banks in order to manage this exposure.
Royal Gold has a security interest in all of the Mt. Milligan Mine assets until its total deposit amount has been reduced to nil. Royal Gold's security interest is subject to subordination to project or corporate financings by us, except that in such circumstances, Royal Gold retains a first priority interest in 52.25% of the refined gold from Mt. Milligan. After the total deposit amount has been reduced to nil, Royal Gold's security will consist solely of its first priority interest in 52.25% of the refined gold. The cash payments received under the Gold Stream Arrangement are recorded as deferred revenue and classified as a liability on our Consolidated Balance Sheets. Mt. Milligan Mine began delivering gold to Royal Gold in the fourth quarter of 2013, as such the deferred revenue is being recognized over the life of the mine based on the amount of gold delivered.
In the event of any default under our agreement with Royal Gold, Royal Gold could require us to repay the Remaining Deposit, which amounts totaled $779.8 million as of December 31, 2013.

9.75% Senior Secured Notes

On November 27, 2012, we issued $350.0 million of 9.75% senior secured notes (the “2017 Notes”), which mature on December 1, 2017 and began accruing interest upon issuance. The proceeds received in the offering were $336.8 million, which were net of financing fees of $10.0 million and a discount of $3.2 million. The net proceeds from the offering were used to fund the completion of Mt. Milligan and for general working capital purposes. The 2017 Notes are guaranteed on a senior basis by substantially all of our subsidiaries and are secured by a first priority lien subjected to permitted liens on substantially all of our and the guarantors' property and assets.

12.5% Senior Unsecured Notes

On May 11, 2012, we issued $200.0 million of 12.5% senior unsecured notes due in 2019 (the “2019 Notes”), which mature on May 1, 2019 and began accruing interest upon issuance. The proceeds received in the offering were $193.1 million, which were net of financing fees of $6.9 million. The net proceeds from the offering were used to fund the completion of Mt. Milligan and for general working capital purposes. The 2019 Notes are guaranteed on a senior basis by substantially all of our subsidiaries.

Tangible Equity Units (tMEDS)

On May 11, 2012, we completed a public offering of 8,800,000 tangible equity units (“tMEDS”) with a stated value of $25.00 per unit. The proceeds received in the offering were $212.3 million, which were net of financing fees of $7.7 million. The net proceeds from the offering were used to fund the completion of Mt. Milligan Mine and for general working capital purposes.

Each tMEDS unit consists of two components: (1) a prepaid common stock purchase contract (the “Purchase Contracts”) and (2) a senior amortizing note due May 15, 2015 (the “Amortizing Notes”). Each Purchase Contract has a mandatory settlement date of May 15, 2015, unless settled earlier at the option of the holder thereof, and will settle for between 4.5855 and 5.3879 shares of our common stock, subject to certain adjustments. At any time prior to the third business day immediately preceeding May 15, 2015, a holder may settle any or all of its Purchase Contracts early. Purchase Contracts settled prior to November 10, 2012 were settled at 4.3562 shares, which is 95% of the minimum settlement rate. Purchase Contracts settled on or after November 11, 2012 but prior to the third business day preceding May 15, 2015 will be settled for 4.5855, subject in either case to certain adjustments. Each Amortizing Note has an initial principal amount of $4.075312.

During 2013, holders settled 460,000 purchase contracts for which we issued 2,109,330 shares of common stock.
7.375% Senior Unsecured Notes
On May 20, 2011, we issued $350.0 million of 7.375% senior unsecured notes (the "2018 Notes"), which mature on June 1, 2018 and began accruing interest upon issuance. The proceeds received in the offering were $339.9 million, which were net of financing fees of $10.1 million. The net proceeds from the offering were used to fund the development of Mt. Milligan and for general working capital purposes. The 2018 Notes are guaranteed on a senior basis by substantially all of our subsidiaries.
Caterpillar Equipment Financing Facility
On March 30, 2011, we entered into an equipment financing facility, as amended from time to time (the "Equipment Facility"), pursuant to which Caterpillar agreed to underwrite up to $132.0 million in mobile fleet equipment financing for Mt. Milligan Mine. Pursuant to the Equipment Facility, we may draw down on the facility and use the proceeds from each drawdown to fund the purchase of this equipment. Caterpillar will purchase such equipment and simultaneously lease the equipment to us. Each borrowing under the Equipment Facility represents a capital lease and will have a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at our option. Our ability to borrow under the Equipment Facility will terminate in September 2014 (as agreed by Caterpillar), and any unused commitments under the Equipment Facility will then terminate and no longer be available to us. At the end of each 48- or 60-month lease period, we have the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes non-financial covenants, and as of December 31, 2013, we were in compliance with these covenants.
As of December 31, 2013, we had drawn down $109.0 million under the Equipment Facility and have $9.8 million net funding available under the facility for the mobile mining fleet at Mt. Milligan Mine.
During the first half of 2013, we entered into two sale-leaseback transactions with Caterpillar with respect to certain equipment pursuant to the Equipment Facility. As of December 31, 2013, we had received $32.5 million in cash from Caterpillar for the sale of this equipment, which was subsequently leased back. Interest payments are based on a fixed rate. The leases are considered to be capital leases resulting in an increase to our capital lease obligation of $29.3 million after an upfront down payment of $3.2 million.
Endako Sale-Leaseback
In 2013, we entered into a sale-leaseback transaction with Caterpillar Financial Services Limited ("Caterpillar") with respect to certain Endako Mine equipment ("Endako Sale Lease-Back"). We received $5.3 million in cash from Caterpillar for the sale of this equipment, which was subsequently leased back, after an upfront down payment of $1.4 million. The lease is considered to be a capital lease, with interest payments based on a fixed rate. The agreement includes certain non-financial covenants, and as of December 31, 2013, we were in compliance with these covenants. As of December 31, 2013, this resulted in a capital lease obligation of $3.9 million.
Mobile Mining Equipment Loans
On December 8, 2010, we executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by us during 2010. This fixed-rate loan bears interest at 3.6% and is scheduled to mature no later than December 8, 2015.
Contractual Obligations

Below is a tabular disclosure of contractual obligations as of December 31, 2013:

	Payments Due by Period
(amounts in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Debt (1)	$925.0	$15.4	$359.6	$550.0	$—
Operating leases	6.2	2.3	3.8	0.1	—
Capital lease obligations (2)	90.5	21.8	66.0	2.7	—
Asset retirement obligations (3)	132.7	—	0.4	—	132.3
Gold Stream Arrangement (4)	779.8	46.7	295.9	302.2	135.0
Purchase obligations (5)	16.7	16.7	—	—	—
Other (6)	5.4	2.0	3.4	—	—
	$1,956.3	$104.9	$729.1	$855.0	$267.3
_______________________________________________________________________________

(1)
Amounts represent principal payments on fixed rate debt and equipment loans. Interest expense and discount amortization on 2017 Notes have not been included. See Note 9 to the Consolidated Financial Statements for more information.

(2)	Amounts represent principal payments on capital leases. Interest expense has not been included. See Note 8 to the Consolidated Financial Statements for more information.

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

(4)	Amount represents obligations due based on budgeted sales projections and a gold price of $1,325 at December 31, 2013. See Note 10 to the Consolidated Financial Statements for more information.

(5)
Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent purchase commitments for engineering and equipment related to the development of Mt. Milligan. See Note 16 to the Consolidated Financial Statements for more information.

(6)
Other contractual obligations include labor and service contracts. See Note 13 to the Consolidated Financial Statements for more information. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 6 to the Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements
As of December 31, 2013, we have commitments to purchase approximately 11.0 million pounds of molybdenum sulfide concentrate from 2014 to 2016 to be priced at the time of purchase. In addition, we have fixed-priced contracts, under which we have committed to sell approximately 194.1 thousand pounds of molybdenum in 2014 and 2015 at an average market price of $13.25 per pound.
Non-GAAP Financial Measures
In addition to the consolidated financial statements presented in accordance with US GAAP, we use certain non-GAAP financial measures of our financial performance for the reasons described further below. These measures do not have standard meanings prescribed by US GAAP and may not be comparable to similar measures presented by other companies. The presentation of these measures is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with US GAAP. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with the results of operations as determined in accordance with US GAAP.

Adjusted Net Income (Loss), Adjusted Net Income (Loss) Per Share—Basic and Diluted
Management of the Company uses adjusted net income (loss) and adjusted net income (loss) per share—basic and diluted to evaluate the Company’s operating performance and for planning and forecasting future business operations. The Company believes the use of these measures allows investors and analysts to compare results of the continuing operations of the Company to similar operating results of other mining companies, by excluding items that are considered non-core to our business.
Adjusted net income (loss) represents the income (loss) prepared in accordance with US GAAP, adjusted for significant non-cash items.
For the 2013 periods, the significant non-cash items were the asset impairments and related materials and supplies inventory impairments and the non-cash losses related to the impact of foreign exchange due primarily to intercompany notes, and related tax effects. For the 2012 periods, the significant non-cash items were the non-cash losses related to the impairment of assets at Endako Mine and related income tax effects, goodwill impairment, non-cash gains related to the impact of foreign exchange due primarily to intercompany notes and the non-cash gains and losses on the fair value adjustment related to the common stock purchase warrants that were outstanding until June 30, 2012. For the 2011 period, the significant non-cash items were the non-cash losses related to the impact of foreign exchange due primarily to intercompany notes and the non-cash gains and losses on the fair value adjustment related to the then outstanding common stock purchase warrants.
We review and evaluate our long-lived assets for impairment using a two-step approach when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. We have experienced non-cash impairment write downs of our long-lived assets of different types during 2013 and 2012, as described in Note 5 within Item 8, and, therefore, these charges should not be considered non-recurring. However, management does not consider these impairment charges in its evaluation of our financial performance and excludes non-cash asset write-downs and related tax impacts from adjusted net income (loss) and adjusted net income (loss) per share — basic and diluted. We believe that presentation of our non-GAAP measures excluding these non-cash impairment losses provides useful information to our investors regarding our financial condition and results of operations.
Additionally, we evaluate the carrying amount of goodwill for impairment on an annual basis or when events or changes in circumstances indicate that the related carrying amount may not be recoverable. During 2012, we recorded a noncash goodwill impairment charge, as described in Note 5 within Item 8. Management does not consider this impairment charge in its evaluation of our financial performance and excludes the expense from adjusted net income (loss) and adjusted net income (loss) per share — basic and diluted. We believe that presentation of our non-GAAP measures excluding this charge provides useful information to our investors regarding our financial condition and results of operations.
In connection with our strategy to manage cash balances, fund our operations and provide future tax benefits, we may enter into intercompany loan arrangements. At times, the loans are denominated in currencies other than the measurement currency of one of the parties. US GAAP requires that notes that are intended to be repaid should not be considered a capital contribution, and, therefore, the foreign exchange fluctuations related to these loans impact net income (loss) each period. At each period end, we compare the exchange rate between the Canadian and US dollars to the exchange rate at the inception of the notes. The difference between those rates is recorded as an unrealized gain or loss on the Consolidated Statements of Operations and Comprehensive Income (Loss) at each period end.
As the loans between us and our subsidiaries are the primary driver of our foreign exchange gains and losses, as discussed above, management does not consider gains or losses on foreign exchange in its evaluation of our financial performance. We believe that presentation of our non-GAAP measures excluding these gains or losses provides useful information to our investors regarding our financial condition and results of operations.
We follow the guidance issued by the Emerging Issues Task Force that common stock purchase warrants with a strike price denominated in a currency other than the entity's reporting currency are not considered linked to equity, and as a result, are to be accounted for as derivatives, as discussed in Note 6 within Item 8. In connection with our acquisition of Terrane during 2011, we agreed to pay holders of warrants issued by Terrane certain share and cash consideration. A cash payment was not required by us at settlement; therefore, management does not consider gains or losses on these warrants in its evaluation of our financial performance. The last of these warrants expired in June 2012.
Adjusted net income (loss) per share (basic and diluted) is calculated using adjusted net income (loss), as defined above, divided by the weighted-average basic and weighted-average diluted shares outstanding during the period as determined in accordance with US GAAP. If the adjustments to a net (loss) on a US GAAP basis result in non-GAAP adjusted net income, we calculate weighted-average diluted shares outstanding in accordance with US GAAP and use that to calculate adjusted net income per share—diluted. If the adjustments to a net income on a US GAAP basis result in a non-GAAP adjusted net (loss), we utilize weighted-average basic shares outstanding to calculate adjusted net income per share—diluted, in accordance with US GAAP,
The following tables reconcile net income (loss) presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per share—basic and diluted, for the years ended December 31, 2013, 2012 and 2011 and for all of the quarters in 2013 and 2012. All figures within the tables are unaudited and are presented in US$ in millions, except shares and per share amounts.

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(215.0)	$(546.3)	$292.1
Add (Deduct):
Asset impairments	194.9	530.5	—
Tax benefit of asset impairments (1)	(47.7)	(183.3)	—
Tax valuation allowance (1)	1.5	119.2	—
(Gain) loss on foreign exchange (2)	71.3	(12.2)	13.1
Tax expense (benefit) on foreign exchange (gain) loss	(10.0)	2.1	(1.7)
Unrealized (gain) loss on common stock purchase warrants	—	(1.8)	(169.2)
Goodwill impairment	—	47.0	—
Non-GAAP adjusted net income (loss)	$(5.0)	$(44.8)	$134.3

Net income (loss) per share
Basic	$(1.26)	$(3.24)	$1.75
Diluted	$(1.26)	$(3.24)	$1.73
Adjusted net income (loss) per share
Basic	$(0.03)	$(0.27)	$0.80
Diluted	$(0.03)	$(0.27)	$0.80
Weighted-average shares
Basic	171.1	168.4	167.2
Diluted	216.8	216.2	168.6
_______________________________________________________________________________

(1)
The asset impairment for Endako Mine in 2013 did not have a net tax impact due to offsetting valuation allowance movement; therefore, the non-GAAP adjusted net income (loss) presentation excluded this tax effect on both lines.

(2)	For 2013, included $0.5 million of foreign exchange losses in deferred tax expense.

	Three Months Ended
	Dec 31 2013	Sep 30 2013	Jun 30 2013	Mar 31 2013	Dec 31 2012	Sep 30 2012	Jun 30 2012	Mar 31 2012
Net income (loss)	$(210.5)	$13.8	$(19.2)	$0.9	$(484.4)	$(48.2)	$(14.8)	$1.1
Add (Deduct):
Asset impairments	194.9	0.8	—	—	530.5	—	—	—
Tax benefit of asset impairments (1)	(47.4)	(0.3)	—	—	(183.3)	—	—	—
Tax valuation allowance (1)	1.5	—	—	—	119.2	—	—	—
(Gain) loss on foreign exchange (2)	40.8	(23.8)	34.8	19.4	7.8	(21.3)	7.9	(6.6)
Tax expense (benefit) on foreign exchange (gain) loss	(7.8)	1.9	(1.8)	(2.3)	(1.7)	4.1	(1.8)	1.6
Unrealized (gain) loss on common stock purchase warrants	—	—	—	—	—	—	(1.9)	0.1
Goodwill impairment	—	—	—	—	—	47.0	—
Non-GAAP adjusted net income (loss)	$(28.5)	$(7.6)	$13.8	$18.0	$(11.9)	$(18.4)	$(10.6)	$(3.8)

Net income (loss) per share
Basic	$(1.24)	$0.08	$(0.11)	$0.01	$(2.87)	$(0.29)	$(0.09)	$0.01
Diluted	$(1.24)	$0.06	$(0.11)	$—	$(2.87)	$(0.29)	$(0.09)	$0.01
Adjusted net income (loss) per share
Basic	$(0.17)	$(0.04)	$0.08	$0.11	$(0.07)	$(0.11)	$(0.06)	$(0.02)
Diluted	$(0.17)	$(0.04)	$0.06	$0.08	$(0.07)	$(0.11)	$(0.06)	$(0.02)
Weighted-average shares
Basic	171.5	171.5	171.1	169.7	168.7	168.7	168.1	168.1
Diluted	217.1	216.5	216.5	216.2	216.2	216.2	216.0	168.2
_______________________________________________________________________________

(1)
The asset impairment for Endako Mine in 2013 did not have a net tax impact due to offsetting valuation allowance movement; therefore, the non-GAAP adjusted net income (loss) presentation excluded this tax effect on both lines.

(2)	Included foreign exchange losses in deferred tax expense of $0.1 million for the three months ended December 31, 2013 and $0.4 million for the three months ended September 30, 2013.
Copper-Gold Operations - Unit Cash Cost and Average Realized Price per Payable Pound or Payable Ounce Sold
Unit cash cost on a by-product and co-product basis are considered key measures in evaluating our operating performance in our Copper-Gold operations. Unit cash cost on a by-product and co-product basis are not measures of financial performance, do not have standardized meaning prescribed by US GAAP and may not be comparable to similar measures presented by other companies. We use these measures to evaluate the operating performance at our Mt. Milligan Mine, as well as on a consolidated basis, as measures of profitability and efficiency. We believe that these non-GAAP measures provide useful supplemental information to investors in order that they may evaluate our performance using the same measures as those used by management and, as a result, the investor is afforded greater transparency in assessing our financial performance.
Unit cash cost on a by-product and co-product basis represent the mining (including all stripping costs), milling, on-site general and administration, truck and rail transportation, refining and treatment, ocean freight and insurance and warehousing. In accordance with the cash cost standard endorsed by the World Gold Council and, previously, the Gold Institute, sales of by-product metals are deducted when computing cash costs on a by-product basis. Stripping costs that provide access to mineral reserves that will be produced in future periods are expensed under US GAAP as incurred.

Unit cash cost on a by-product and co-product basis exclude the effects of changes in inventory; non-cash corporate allocations; other non-cash employee benefits, such as stock-based compensation; depreciation, depletion, amortization and accretion.
On a co-product basis, cash costs are allocated between copper and gold based on production. Copper production is stated in thousands of pounds and gold has been converted to thousands of copper equivalent (Cu eq.) pounds. Copper equivalent pounds are determined by using the gold production for the periods presented, as well as the trailing one-year average prices for copper and gold. The price used for gold are a weighted average of the one-year average of the Metals Bulletin Daily published prices for daily average London price per ounce and the fixed price established under the Gold Stream Arrangement ($435 per oz). The price used for copper is the one-year average of the Metals Bulletin Daily published price for LME settlement per tonne.
The following tables provide a reconciliation of cash costs and unit cash cost and operating expenses for Copper-Gold operations included in our Consolidated Statements of Operations and Comprehensive Income (Loss) in the determination of net income (loss). All figures within the tables are unaudited.
By-Product

(US$ in millions, except pounds and per pound amounts)	Three Months Ended December 31, 2013	Year Ended December 31, 2013
Copper payable production (000's lbs)	9,348	10,352
Direct mining costs (1)	$72.1	$83.9
Refining and treatment costs	0.5	0.5
Transportation, warehousing and insurance costs	0.8	0.8
By-product credits (2)	(4.8)	(4.8)
Non-GAAP cash cost	$68.6	$80.4
Non-GAAP unit cash cost	$7.34	$7.76
_______________________________________________________________________________

(1)	Mining (including all stripping costs), milling and on-site general and administration costs.

(2)
By-product credits for gold product revenues, net of refining and treatment charges, have been included as a reduction of cash costs. The amortization of deferred revenue from the Gold Stream Arrangement has been excluded from the calculation of by-product credits. By-product credits included in our presentation of Cash Cost on a By-Product basis include:

(US$ in millions, except per pound amounts)	Three Months Ended December 31, 2013	Year Ended December 31, 2013
Total
Gold	$(4.6)	$(4.6)
Silver	(0.2)	(0.2)
Total by-product credits	$(4.8)	$(4.8)

Per payable pound produced
Gold	(0.50)	(0.45)
Silver	(0.02)	(0.02)
Total by-product credits	$(0.52)	$(0.47)

Reconciliation to Amounts Reported (US$ in millions)	Three Months Ended December 31, 2013	Year Ended December 31, 2013
Non-GAAP cash cost	$68.6	$80.4
By-product credits	4.6	4.6
Refining and treatment costs	(0.5)	(0.5)
Transportation, warehousing and insurance costs	(0.8)	(0.8)
Inventory adjustments	(21.4)	(33.3)
Corporate allocations and other	(6.9)	(6.9)
Other non-cash employee benefits	—	0.1
Copper-Gold segment US GAAP operating expenses	$43.6	$43.6

Co- Product

(US$ in millions, except pounds, per pound and per ounce amounts)	Three Months Ended December 31, 2013
	Copper	Gold	Total
Payable production (1)	9,348	5,006	14,354
Direct mining costs (2)	$46.9	$25.2	$72.1
Refining and treatment costs	0.3	0.2	0.5
Transportation, warehousing and insurance costs	0.6	0.2	0.8
Non-GAAP cash cost	$47.8	$25.6	$73.4
Non-GAAP unit cash cost	$5.11	$1,388
______________________________________________________________________________

(1)
Copper production is stated in thousands of payable pounds. Gold has been converted from payable ounces to thousands of copper equivalent pounds by using the gold production for the period(s) presented, a gold price of $901 per ounce and a copper price of $3.32 per pound.

(2)	Mining (including all stripping costs), milling and on-site general and administration costs.

(US$ in millions, except pounds, per pound and per ounce amounts)	Year Ended December 31, 2013
	Copper	Gold	Total
Payable production (1)	10,352	5,529	15,881
Direct mining costs (2)	$54.6	$29.3	$83.9
Refining and treatment costs	0.3	0.2	0.5
Transportation, warehousing and insurance costs	0.6	0.2	0.8
Non-GAAP cash cost	$55.5	$29.7	$85.2
Non-GAAP unit cash cost	$5.36	$1,456
______________________________________________________________________________

(1)
Copper production is stated in thousands of payable pounds. Gold has been converted from payable ounces to thousands of copper equivalent pounds by using the gold production for the period(s) presented, a gold price of $901 per ounce and a copper price of $3.32 per pound.

(2)	Mining (including all stripping costs), milling and on-site general and administration costs.

Reconciliation to Amounts Reported (US$ in millions)	Three Months Ended December 31, 2013	Year Ended December 31, 2013
Non-GAAP cash cost	$73.4	$85.2
Refining and treatment costs	(0.5)	(0.5)
Transportation, warehousing and insurance costs	(0.8)	(0.8)
By-product credits	(0.2)	(0.2)
Inventory adjustments	(21.4)	(33.3)
Corporate allocations and other	(6.9)	(6.9)
Other non-cash employee benefits	—	0.1
Copper-Gold segment US GAAP operating expenses	$43.6	$43.6
Average realized sales price
The average realized sales price per payable pound or payable ounce sold represents copper or gold sales revenue, plus the refining and treatment charges, divided by the pounds or ounces sold, respectively.
The following tables provide a calculation of average realized sales price per payable pound or payable ounce. All figures within the tables are unaudited.

(US$ in millions, except pounds and per pound amounts)	Three Months Ended December 31, 2013	Year Ended December 31, 2013
Payable pounds of copper sold (000's lb)	2,801	2,801
Copper sales	$8.7	$8.7
Refining and treatment charges	0.5	0.5
Total	$9.2	$9.2
Average realized sales price per payable pound sold	$3.29	$3.29

(US$ in millions, except ounces and per ounce amounts)	Three Months Ended December 31, 2013	Year Ended December 31, 2013
Payable ounces of gold sold	5,541	5,541
Gold sales	$5.6	$5.6
Refining and treatment charges	—	—
Total	5.6	5.6
Average realized sales price per payable ounce sold	$1,006	$1,006
Molybdenum Operations - Cash Cost per Pound Produced, Weighted-Average Cash Cost per Pound Produced and Average Realized Sales Price per Pound Sold
Cash cost per pound produced, weighted-average cash cost per pound produced and average realized sales price per pound sold are considered key measures in evaluating our operating performance in our molybdenum operations. Cash cost per pound produced, weighted-average cash cost per pound produced and average realized sales price per pound sold are not measures of financial performance, do not have standardized meanings prescribed by US GAAP and may not be comparable to similar measures presented by other companies. We use these measures to evaluate the operating performance at each of our mines, as well as on a consolidated basis, as measures of profitability and efficiency. We believe that these non-GAAP measures provide useful supplemental information to investors in order that they may evaluate our performance using the same measures as those used by management and, as a result, the investor is afforded greater transparency in assessing our financial performance.
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
Cash cost per pound produced excludes the effects of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; and depreciation, depletion, amortization and accretion. Cash cost for TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from TC Mine to the Langeloth Facility. The cash cost for Endako Mine in 2013 includes an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from Endako Mine to the Langeloth Facility. The weighted-average cash cost per pound produced represents the cumulative total of the cash costs for TC Mine and Endako Mine divided by the cumulative total production from TC Mine and Endako Mine.
The average realized sales price per pound sold represents molybdenum sales revenue divided by the pounds sold.
The following table provides a reconciliation of cash costs and cash cost per pound produced, by mine, and operating expenses included in our Consolidated Statements of Operations and Comprehensive Income (Loss) in the determination of net income (loss). All figures within the tables are unaudited and are presented in US$ in millions, except pounds and per pound amounts.

	Three Months Ended December 31,
	2013			2012
	Operating Expenses	Pounds Produced (1)	$/lb	Operating Expenses	Pounds Produced (1)	$/lb
	(in millions)	(000's lbs)		(in millions)	(000's lbs)
TC Mine
Cash cost - Non-GAAP	$22.6	4,826	$4.69	$27.4	5,970	$4.59
Add/(Deduct):
Stock-based compensation	0.2			0.2
Inventory and other adjustments	13.1			1.9
US GAAP operating expenses	$35.9			$29.5
Endako Mine
Cash cost - Non-GAAP	$27.1	2,368	$11.44	$23.6	1,777	$13.26
Add/(Deduct):
Stock-based compensation	0.1			0.2
Inventory and other adjustments	(2.8)			0.5
US GAAP operating expenses	$24.4			$24.3
Other operations US GAAP operating expenses (2)	$8.6			$30.1
Molybdenum segments US GAAP operating expenses	$68.9			$83.9
Weighted-average cash cost—Non-GAAP	$49.7	7,194	$6.91	$51.0	7,747	$6.58
_______________________________________________________________________________

(1)	Mined production pounds are molybdenum oxide and HPM from our share of the production from the mines but excludes molybdenum processed from purchased product.

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

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Operating Expenses	Pounds Produced (1)	$/lb	Operating Expenses	Pounds Produced (1)	$/lb
	(in millions)	(000's lbs)		(in millions)	(000's lbs)
TC Mine
Cash cost - Non-GAAP	$95.5	20,889	$4.57	$130.9	16,238	$8.06
Add/(Deduct):
Stock-based compensation	0.9			0.7
Inventory and other adjustments	29.7			(1.9)
US GAAP operating expenses	$126.1			$129.7
Endako Mine
Cash cost - Non-GAAP	$99.0	9,056	$10.93	$95.5	6,191	$15.42
Add/(Deduct):
Stock-based compensation	0.4			0.6
Inventory and other adjustments	(18.2)			10.8
US GAAP operating expenses	$81.2			$106.9
Other operations US GAAP operating expenses (2)	$68.0			$143.4
Molybdenum segments US GAAP operating expenses	$275.3			$380.0
Weighted-average cash cost—Non-GAAP	$194.3	29,945	$6.49	$226.3	22,429	$10.09
_______________________________________________________________________________

(1)	Mined production pounds are molybdenum oxide and HPM from our share of the production from the mines but excludes molybdenum processed from purchased product.

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

	Year Ended December 31, 2011
	Operating Expenses	Pounds Produced (1)	$/lb
	(in millions)	(000's lbs)
TC Mine
Cash costs - Non-GAAP	$142.3	21,368	$6.66
Add/(Deduct):
Stock-based compensation	0.9
Inventory and other adjustments	36.1
US GAAP operating expenses	$179.3
Endako Mine
Cash costs - Non-GAAP	$82.7	6,977	$11.86
Add/(Deduct):
Stock-based compensation	0.9
Inventory and other adjustments	(9.9)
US GAAP operating expenses	$73.7
Other operations US GAAP operating expenses (2)	$139.8
Molybdenum segments US GAAP operating expenses	$392.8
Weighted-average cash cost—Non-GAAP	$225.0	28,345	$7.94

_______________________________________________________________________________

(1)	Mined production pounds are molybdenum oxide and HPM from our share of the production from the mines but excludes molybdenum processed from purchased product.

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
Asset Impairments
We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable. The economic environment, copper, gold and molybdenum prices and our stock price may be considered as impairment indicators for the purposes of these impairment assessments. In accordance with US GAAP, the carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value. In that event, a loss will be recorded in our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the difference between book value and the estimated fair value of the asset or asset group computed using discounted estimated future cash flows, or the application of an expected present value technique in the absence of a market price. Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, molybdenum prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections. In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.

Given declines in molybdenum prices and projected operating costs at TC Mine for 2015 and thereafter, in October 2012, we suspended waste stripping activity associated with Phase 8. Since that time, the molybdenum market has continued to weaken and, as a result, we decided to put TC Mine on care and maintenance when the mining and processing of Phase 7 ore is completed, which is expected to be in the fourth quarter of 2014. Management approved this decision in January 2014. We intend to preserve the assets at TC Mine while it is on care and maintenance to enable us to re-commence operations if and when molybdenum market conditions improve. We continue to evaluate potential economically viable options for Phase 8.

The decision to place TC Mine on care and maintenance represents a triggering event to evaluate for potential long-lived asset impairment using the two-step approach discussed in Note 2. After the 2013 fourth quarter triggering event, this evaluation indicated that the anticipated undiscounted cash flows from TC Mine assets (step 1) were less than their carrying values. As a result, we were required, under US GAAP, to measure the impairment loss (step 2) by comparing the carrying values of TC Mine assets to their discounted estimated future cash flows. For the year ended December 31, 2013, we recorded a pre-tax, non-cash write down of property, plant, equipment and mineral reserves of $127.8 million and a pre-tax, non-cash write down of TC Mine materials and supplies inventory of $1.6 million, representing a write down to the assets' estimated fair value.

As of December 31, 2013, we updated our molybdenum reserves for Endako Mine using price of $10 per pound of molybdenum oxide compared to $12 per pound used previously, resulting in a significant reduction in our reserves. The reduction constituted a triggering event, requiring us to evaluate our long-lived assets for impairment in the fourth quarter of 2013. After the 2013 fourth quarter triggering event, this evaluation indicated that the anticipated undiscounted cash flows from our share of Endako Mine assets (step 1) were less than their carrying values. As a result, we were required, under US GAAP, to measure the impairment loss (step 2) by comparing the carrying values of our share of Endako Mine assets to their discounted estimated future cash flows. As a result of this analysis, for the year ended December 31, 2013, we recorded a pre-tax, non-cash write down of property, plant, equipment and mineral reserves of $59.4 million and a pre-tax, non-cash write down of our share of Endako Mine materials and supplies inventory of $5.3 million, representing a write down to the assets' estimated fair value.
During 2012, at Endako Mine, we experienced lower-than-anticipated ore grades and recovery. During the fourth quarter of 2012, we experienced water management issues associated with frozen water in the tailings pond. We were unable to feed sufficient water from the tailings pond to the new mill on a consistent basis, which negatively impacted the rate and level of throughput of mined material to the mill and thus our production of molybdenum. In addition, during 2012, the sales price of molybdenum deteriorated significantly and, at year end, projections for future molybdenum pricing were further revised downward. These issues led management to revise its operating plan for Endako Mine for 2013 during the fourth quarter of 2012. This revised plan, when combined with declines in molybdenum prices, were considered a triggering event, leading management to reassess its impairment evaluation that was performed during the third quarter of 2012. The impairment evaluation we performed during the fourth quarter of 2012, indicated that the anticipated undiscounted cash flows from Endako Mine assets were less than their carrying values. As a result, we were required, under US GAAP, to measure the impairment loss by comparing the carrying values of Endako Mine assets to their discounted estimated cash flows. This evaluation resulted in a pre-tax, non-cash write down of our share of the Endako property, plant, equipment and development assets of $530.5 million to the assets at Endako Mine, representing a write down to the assets' fair values. Our impairment evaluation of long-lived assets for 2011 did not result in any impairment identification.
During the third quarter of 2012, we suspended waste stripping activity associated with the next phase of production at TC Mine. This decision and the decline in molybdenum prices represented significant changes in our business, requiring us to evaluate for potential impairments on an enterprise-wide basis in accordance with US GAAP at September 30, 2012. For purposes of the impairment evaluation, estimates of after-tax discounted future cash flows of the individual reporting units were used. The estimated cash flows were derived from life-of-mine plans developed using long-term analyst pricing reflective of the then-current price environment and management's projections for operating costs. We also considered the market value of our equity. As a result of this evaluation, a goodwill impairment charge of $47.0 million, representing the entire balance of goodwill, was recorded in other expense and (income) in our Consolidated Statements of Operations and Comprehensive Income (Loss) in 2012. We did not record any impairment to goodwill for the years ended December 31, 2013 and 2011.
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
The estimate that most significantly affects the units-of-production rate is the quantity of proven and probable molybdenum mineral reserves. The estimation of mineral reserves is complex and involves the use of estimates and assumptions. These estimates and assumptions include the use of geological modeling and sampling, as well as estimates of long-term copper, gold and molybdenum prices and future mining costs. These estimates and assumptions can change as a result of numerous factors, including new information gained from development activities, evolving production history and a reassessment of the viability of production under different economic conditions. Significant judgment is involved in the reserve estimates, and actual results may differ significantly from current assumptions.
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
Revenue Recognition
For concentrate sales, revenue is recognized when title and risk of loss pass and when collectability is reasonably assured. For concentrate, this is typically when a provisional payment is received. The passing of title and risk of loss are based on terms of the sales contract, generally upon shipment or delivery of product. Revenues from our concentrate sales are recorded based on a provisional sales price, with an adjustment made for a final sales price calculated in accordance with the terms specified in the relevant sales contract. Revenues from concentrate sales are recorded net of treatment and all refining charges and the impact of derivative contracts. Treatment and refining charges represent payments or price adjustments that are contractually negotiated, as typical in the industry. Moreover, because a portion of the metals contained in concentrate is unrecoverable as a result of the smelting process, our revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals.

Under the long-established structure of sales agreements prevalent in the industry, metals contained in concentrate are generally provisionally priced at the time of shipment. The provisional prices are finalized in a specified future month (generally one to four months from the shipment date) based on quoted monthly average spot copper prices on the London Metal Exchange (LME) or the London Bullion Market association (LBMA). We receive market prices based on prices in the specified future month, which results in mark-to-market price fluctuations recorded to revenues until the date of settlement.

To satisfy our obligations under the Gold Stream Arrangement, we purchase unallocated refined gold and arrange for delivery to Royal Gold's designated account. We recognize revenue for sales of refined gold when title and risk of loss pass to Royal Gold and when collectability is reasonably assured, typically when unallocated refined gold is delivered to Royal Gold's account. Revenue from and costs for unallocated refined gold delivered under the Gold Stream Arrangement and gains and losses related to our forward commodity gold contracts to hedge our exposure under the Gold Stream Arrangement are netted and recorded to gold sales.
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
Income and Mining Taxes
In preparing the consolidated financial statements, we estimate the actual amount of taxes currently payable or receivable, as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates and laws is recognized in net income (loss) in the period in which such changes are enacted.
A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income, reversal of taxable temporary differences, carry backs and prudent and feasible tax planning strategies in each jurisdiction. If we determine that all or a portion of the deferred tax assets will not be realized, a valuation allowance will be increased with a charge to income tax expense. Conversely, if we make a determination that we ultimately will be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.
At December 31, 2013, tax valuation allowances totaled $246.5 million. Of this amount, $75.1 million related to allowances covering our foreign tax credit and alternative minimum tax credit carry-forwards in the US, $11.9 million related to allowances covering some of the capital and non-capital tax loss carry-forwards in both the US and Canada and $159.5 million related to allowances covering some of our capital expenditures, primarily at Endako Mine and our US operations.
The determination of our tax expense for the year and our future tax assets and liabilities involves significant management estimation and judgment involving a number of assumptions. In determining these amounts, management interprets tax legislation in a variety of jurisdictions and makes estimates of the expected timing of the reversal of future tax assets and liabilities. We also make estimates of future earnings that affect cross border tax rate assumptions, tax planning strategies and the extent to which potential future tax benefits may be used. We are subject to assessments by various taxation authorities who may interpret tax legislation differently. These differences may affect the final amount or the timing of the payment of taxes. We provide for such differences where known based on management's best estimate of the probable outcome of these matters.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk

Our consolidated revenues include the sale of concentrate from Mt. Milligan mine and the sale of molybdenum in various forms from TC and Endako Mines and from third-party material that is purchased, processed and sold from our and other mines as well as the Langeloth Facility. Our financial results can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum.
Copper and Gold
Substantially all of our concentrate sales contracts provide final pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot gold prices or quoted LBMA monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper and gold prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper and gold prices, the opposite occurs.
At December 31, 2013, we had provisionally priced copper sales totaling 2,801 thousand pounds of copper recorded at an average realized price of $3.29 per pound, subject to final pricing over the next several months. We estimate that each $0.10 change in the price realized from the December 31, 2013 provisional price recorded would have a net impact on our 2013 consolidated revenues of approximately $0.3 million.

At December 31, 2013, we had provisionally priced gold sales totaling 5,541 ounces of gold recorded at an average realized price of $1,006 per ounce, subject to final pricing over the next several months. We estimate that each $25 change in the price realized from the December 31, 2013 provisional price recorded would have a net impact on our 2013 consolidated revenues of approximately $0.1 million.

To satisfy our obligations under the Gold Stream Arrangement, TCM purchases unallocated refined gold and arranges for delivery to Royal Gold's designated account. In connection with our first twelve shipments of concentrate from Mt. Milligan Mine, TCM must pay Royal Gold a percentage of the provisional payments received from the applicable offtakers. TCM is obligated to make these payments to Royal Gold in the form of gold. The percentage of the provisional payments required to be paid to Royal Gold declines over the 12 shipments, declining to nil after the 12th shipment for the life of the agreement. After the 12th shipment, TCM is required to pay Royal Gold upon receipt of final payment from the applicable offtakers. TCM receives provisional payments in cash, thus requiring the purchase of gold in order to satisfy the obligation to pay Royal Gold in gold.

At December 31, 2013, we had no contracts to purchase gold to meet the obligation to Royal Gold.
In order to hedge its gold price risk that arises when physical purchase and concentrate sales pricing periods do not match, TCM enters into certain forward gold purchase and sales contracts where it purchases gold at an average price during a quotational period (QP) and sells gold at a spot price. TCM records its commodity contracts at fair value using a market approach based on observable quote market prices and contracted prices.
At December 31, 2013, under derivative contracts designed to hedge our gold price risk, we had contracts to purchase 2,794 ounces ounces of gold at $1,222 per ounce and to sell 2,149 ounces at $1,243 per ounce and 645 ounces at prices to be determined.
Molybdenum
We enter into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales contracts are included in molybdenum sales revenue in the determination of net income (loss). To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to molybdenum sales is recorded each reporting period until the date of final pricing. Accordingly, in times of rising molybdenum prices, molybdenum sales benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally-priced sales pursuant to contracts entered into in prior years; in times of falling molybdenum prices, the opposite occurs.
For the year ending December 31, 2013, we estimate that for each $1 per pound change in the price realized for molybdenum sales (using molybdenum pounds sold from our mines), our 2013 revenue would change by approximately $31.5 million.

The following table sets forth our outstanding provisionally-priced molybdenum contracts as of December 31, 2013:

Pounds to be Sold/Purchased
(000's lb)
Provisionally-priced sales	201
Provisionally-priced purchases	252
We also enter into certain molybdenum sales contracts to sell future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. The following table sets forth our outstanding fixed-price molybdenum sales contracts as of December 31, 2013:

Molybdenum committed (000's lb)	194.1
Average price ($/lb)	$13.25
In 2013 and 2012, we treated these contracts as normal purchase and normal sales contracts. However, for the year ended December 31, 2011, we recorded the fixed priced contracts at market value at each reporting period and the mark-to-market gains and losses were recorded in our Consolidated Statements of Operations and Comprehensive Income (Loss). For the year ended December 31, 2011, we recorded losses of $1.7 million.
In the normal course of operations, we enter into agreements for the purchase of molybdenum. As of December 31, 2013, we had commitments to purchase approximately 11.0 million pounds of molybdenum sulfide concentrate from 2014 to 2016, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.
Foreign Currency Exchange Risk
We transact business in various currencies in the normal course of our operations. All of our revenues are denominated in the US dollar; however, we pay certain expenses attributable to our Canadian operations in the Canadian dollar. As a result, we have ongoing foreign exchange translation risk with respect to our Canadian operations. A decrease of 5% in the value of the US dollar relative to the Canadian dollar would have decreased operating income (loss) during the year ended December 31, 2013 by approximately $3.6 million.
To help mitigate this risk, from time to time, we enter into various derivative instruments, such as foreign currency forward contracts, options and collars. The terms of these instruments are typically less than one year. As of December 31, 2013, we had no open foreign currency contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Thompson Creek Metals Company Inc.:
We have audited the accompanying consolidated balance sheets of Thompson Creek Metals Company Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thompson Creek Metals Company Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thompson Creek Metals Company, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado
February 20, 2014

THOMPSON CREEK METALS COMPANY INC.
CONSOLIDATED BALANCE SHEETS
(US dollars in millions, except share amounts)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$233.9	$526.8
Accounts receivable	47.8	52.9
Accounts receivable-related parties (Note 20)	6.3	6.4
Product inventory (Note 3)	122.1	110.8
Materials and supplies inventory	65.8	48.4
Prepaid expenses and other current assets	13.2	5.8
Income and mining taxes receivable	4.4	16.0
Restricted cash	2.5	37.1
	496.0	804.2
Property, plant, equipment and development, net (Note 4)	2,538.0	2,538.9
Restricted cash	5.7	5.7
Reclamation deposits (Note 12)	7.4	30.1
Other assets	24.2	31.3
Deferred income tax assets (Note 18)	14.2	—
	$3,085.5	$3,410.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$104.9	$128.5
Income, mining and other taxes payable	0.7	0.6
Current portion of Gold Stream deferred revenue (Note 10)	21.3	—
Current portion of long-term debt (Notes 9 and 11)	15.4	16.6
Current portion of long-term lease obligations (Note 8)	21.8	14.1
Deferred income tax liabilities (Note 18)	14.4	5.9
Other current liabilities	2.1	13.8
	180.6	179.5
Gold Stream deferred revenue (Note 10)	759.4	669.6
Long-term debt (Notes 9 and 11)	906.9	921.8
Long-term lease obligations (Note 8)	68.7	58.0
Other liabilities	6.5	5.3
Asset retirement obligations (Note 12)	43.8	36.6
Deferred income tax liabilities (Note 18)	13.4	137.5
	1,979.3	2,008.3
Commitments and contingencies (Note 16)
Shareholders' equity (Note 15)
Common stock, no-par, 171,452,069 and 168,726,984 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	1,028.9	1,017.9
Additional paid-in capital (Notes 11 and 14)	230.7	233.8
Retained earnings (deficit)	(122.7)	92.3
Accumulated other comprehensive income (loss)	(30.7)	57.9
	1,106.2	1,401.9
	$3,085.5	$3,410.2
See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
(US dollars in millions, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
REVENUES
Copper sales	$8.7	$—	$—
Gold sales	5.6	—	—
Molybdenum sales	400.8	386.8	651.9
Tolling, calcining and other	19.3	14.6	17.2
Total revenues	434.4	401.4	669.1
COSTS AND EXPENSES
Cost of sales
Operating expenses	318.9	374.5	392.8
Depreciation, depletion and amortization	61.2	64.0	74.7
Total cost of sales	380.1	438.5	467.5
Selling and marketing	9.3	8.0	9.7
Accretion expense	2.4	2.3	1.9
Asset impairments	194.9	530.5	—
General and administrative	21.6	27.6	26.5
Exploration	1.4	2.2	14.2
Total costs and expenses	609.7	1,009.1	519.8
OPERATING INCOME (LOSS)	(175.3)	(607.7)	149.3
OTHER (INCOME) EXPENSE
Goodwill impairment	—	47.0	—
Start-up costs	10.3	5.5	—
Change in fair value of common stock purchase warrants	—	(1.8)	(169.2)
(Gain) loss on foreign exchange	70.8	(12.2)	13.1
Interest and finance fees	24.1	12.8	5.2
Interest income	(1.0)	(1.1)	(2.1)
Other	(1.1)	(0.5)	(1.0)
Total other (income) expense	103.1	49.7	(154.0)
Income (loss) before income and mining taxes	(278.4)	(657.4)	303.3
INCOME AND MINING TAX EXPENSE (BENEFIT)
Current income and mining tax expense (benefit)	13.9	(5.4)	30.9
Deferred income and mining tax expense (benefit)	(77.3)	(105.7)	(19.7)
Total income and mining tax expense (benefit)	(63.4)	(111.1)	11.2
NET INCOME (LOSS)	$(215.0)	$(546.3)	$292.1
COMPREHENSIVE INCOME (LOSS)
Post retirement benefit, net of tax	(0.2)	—	(0.1)
Foreign currency translation	(88.4)	33.9	(29.2)
Total other comprehensive income (loss)	(88.6)	33.9	(29.3)
Total comprehensive income (loss)	$(303.6)	$(512.4)	$262.8

NET INCOME (LOSS) PER SHARE
Basic	$(1.26)	$(3.24)	$1.75
Diluted	$(1.26)	$(3.24)	$1.73
Weighted-average number of common shares
Basic	171.1	168.4	167.2
Diluted	171.1	168.4	168.6
See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US dollars in millions)

	Years Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$(215.0)	$(546.3)	$292.1
Items not affecting cash:
Asset impairments	194.9	530.5	—
Goodwill impairment	—	47.0	—
Change in fair value of common stock purchase warrants	—	(1.8)	(169.2)
Depreciation, depletion and amortization	61.2	64.0	74.7
Recognition of deferred revenue	(0.8)	—	—
Accretion expense	2.4	2.3	1.9
Amortization of finance fees	1.3	9.6	2.1
Stock-based compensation	5.4	6.3	7.8
Materials and supplies inventory write downs	2.4	0.2	2.0
Product inventory write downs	51.7	52.6	17.3
Deferred income tax benefit	(77.3)	(105.7)	(19.7)
Unrealized (gain) loss on derivative instruments	(0.2)	1.7	(1.6)
Unrealized foreign exchange (gain) loss	70.4	(13.3)	11.8
Change in working capital accounts (Note 21)	(51.6)	(75.3)	(16.5)
Cash generated by (used in) operating activities	44.8	(28.2)	202.7
INVESTING ACTIVITIES
Capital expenditures	(428.9)	(771.5)	(686.6)
Capitalized interest payments	(74.7)	(40.7)	(13.7)
Disposition of assets	0.2	—	—
Restricted cash	33.2	5.6	(16.0)
Reclamation refund	28.1	—	—
Reclamation deposit	(7.0)	(5.3)	(0.1)
Cash used in investing activities	(449.1)	(811.9)	(716.4)
FINANCING ACTIVITIES
Proceeds from the Gold Stream Arrangement	111.9	305.0	138.1
Proceeds from equipment financings	37.8	49.3	—
Repayments of equipment financings	(23.2)	(9.7)	—
Repayment of long-term debt	(16.6)	(10.9)	(5.4)
Proceeds (costs) from issuance of common shares, net	0.9	(0.3)	26.4
Proceeds from senior secured note issuance	—	346.8	—
Proceeds from senior unsecured note issuance	—	200.0	350.0
Debt issuance costs	—	(22.0)	(13.2)
Proceeds from tangible equity units	—	220.0	—
Issuance costs related to equity portion of tangible equity units	—	(6.4)	—
Cash generated by financing activities	110.8	1,071.8	495.9
EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.6	0.6	(3.7)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(292.9)	232.3	(21.5)
Cash and cash equivalents, beginning of period	526.8	294.5	316.0
Cash and cash equivalents, end of period	$233.9	$526.8	$294.5
Supplementary cash flow information (Note 21)
See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2013, 2012 and 2011
(US dollars in millions, except share data in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances at January 1, 2011	165,190	$980.9	$49.2	$346.5	$53.3	$1,429.9
Amortization of stock-based compensation	—	—	7.8	—	—	7.8
Shares issued under stock-based compensation	1,070	12.8	(4.6)	—	—	8.2
Tax benefit of stock option exercises	—	—	0.2	—	—	0.2
Warrant exercises	1,704	20.6	—	—	—	20.6
Comprehensive income (loss):
Net income (loss)	—	—	—	292.1	—	292.1
Post retirement benefit, net of tax	—	—	—	—	(0.1)	(0.1)
Foreign currency translation	—	—	—	—	(29.2)	(29.2)
Total comprehensive income (loss)	—	—	—	—	—	$262.8
Balances at December 31, 2011	167,964	$1,014.3	$52.6	$638.6	$24.0	$1,729.5
Issuance of tangible equity units	—	—	177.7	—	—	177.7
Amortization of stock-based compensation	—	—	6.3	—	—	6.3
Shares issued under stock-based compensation	371	2.8	(1.9)	—	—	0.9
Tax benefit of stock option exercises	—	—	(0.9)	—	—	(0.9)
Warrant exercises	392	0.8	—	—	—	0.8
Comprehensive income (loss):
Net income (loss)	—	—	—	(546.3)	—	(546.3)
Foreign currency translation	—	—	—	—	33.9	33.9
Total comprehensive income (loss)	—	—	—	—	—	$(512.4)
Balances at December 31, 2012	168,727	$1,017.9	$233.8	$92.3	$57.9	$1,401.9
Amortization of stock-based compensation	—	—	5.6	—	—	5.6
Shares issued under stock-based compensation	616	3.9	(2.9)	—	—	1.0
Tax benefit on issuance of tangible equity units	—	—	1.6	—	—	1.6
Tax benefit of stock option exercises	—	—	(0.3)	—	—	(0.3)
Settlement of tangible equity units	2,109	7.1	(7.1)	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	(215.0)	—	(215.0)
Post retirement benefit, net of tax	—	—	—	—	(0.2)	(0.2)
Foreign currency translation	—	—	—	—	(88.4)	(88.4)
Total comprehensive income (loss)	—	—	—	—	—	$(303.6)
Balances at December 31, 2013	171,452	$1,028.9	$230.7	$(122.7)	$(30.7)	$1,106.2
See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)

1. Description of Business
Thompson Creek Metals Company Inc. ("TCM") is a North American mining company incorporated under the laws of British Columbia with vertically integrated copper, gold and molybdenum mining, milling, processing and marketing operations in Canada and the United States ("US").
The Copper-Gold operations consist of Mt. Milligan Mine, a conventional truck-shovel open-pit copper and gold mine and concentrator in British Columbia. The US operations for molybdenum include the Thompson Creek Mine ("TC Mine") (mine and mill) in Idaho and the Langeloth Metallurgical Roasting Facility (the "Langeloth Facility") in Pennsylvania. The Canadian operations for molybdenum consist of a 75% joint venture interest in the Endako Molybdenum Mine Joint Venture ("Endako Mine") (mine, mill and roaster) in British Columbia.
TCM also has a 100% interest in a copper and molybdenum exploration property located in British Columbia (the “Berg property”) and a 100% interest in a gold exploration project located in Nunavut, Canada (the "Maze Lake property").
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
Financial amounts are presented in US dollars unless otherwise stated. References to C$ are Canadian dollars.
Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation. Start-up costs of $5.5 million for year ended December 31, 2012 related to the mill expansion at Endako Mine were reclassified from operating expenses to start-up costs in the Consolidated Statements of Operations and Comprehensive Income (Loss) to disclose clearly the expenses related to ramping up to full production capacity. In addition, a portion of the equipment financing lease payments were reclassified from operating activities, investing activities and financing activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2012. The following table presents the impact of this change.

(US$ in millions)	As Previously Reported	As Revised
Year ended December 31, 2012
Cash (used in) operating activities	$(82.8)	$(28.2)
Cash (used in) investing activities	$(762.7)	$(811.9)
Cash generated by financing activities	$1,077.3	$1,071.8
Effect of exchange rate changes on cash	$0.5	$0.6
Currency Translation
The functional currency of TCM and its US operations is the US dollar. Monetary assets and liabilities denominated in foreign currencies are translated into US dollars at exchange rates in effect at the balance sheet date, with resulting gains or losses reported in (gain) loss on foreign exchange in the computation of net income (loss). Other non-monetary assets and liabilities are translated at historic rates. Revenues, expenses and cash flows in foreign currencies are translated into US dollars at average exchange rates.
The functional currency of TCM's Canadian operations is the Canadian dollar. The assets and liabilities for those subsidiaries with a Canadian dollar functional currency are translated at exchange rates in effect at the balance sheet date, and revenues and expenditures are translated at average exchange rates. Differences arising from these foreign currency translations

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
2. Significant Accounting Policies (Continued)

are recorded in the Consolidated Balance Sheets as accumulated other comprehensive income (loss) within Shareholders' equity.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. As the estimation process is inherently uncertain, actual future outcomes could differ from current estimates and assumptions, potentially having material effects on future financial statements. The more significant areas requiring the use of management estimates include mineral reserve estimation; useful asset lives for depreciation, depletion and amortization; reclamation and closure costs; environmental obligations; deferred taxes and valuation allowances; asset fair values in evaluating asset impairments and estimates of recoverable gold and other minerals.
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
Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts. Accounts receivable included trade receivables of $41.6 million and $34.6 million and other receivables of $6.2 million and $18.3 million as of December 31, 2013 and 2012, respectively. Other receivables primarily consisted of $3.3 million and $12.9 million of Goods and Services Sales Tax refunds and Canadian Harmonized Sales Tax refunds as of December 31, 2013 and 2012, respectively.
Product Inventories
Product inventories are carried at the lower of cost or market and assessed monthly to determine if a write down is required; through the first quarter of 2012, the assessment was performed quarterly. Cost is comprised of production costs for copper-gold concentrate ("concentrate") and molybdenum concentrate produced and processed from TCM's mines, as well as amounts paid for molybdenum concentrate purchased from third parties. Production costs include the direct mining, milling and on-site general and administrative costs; costs of processing and roasting; transportation, shipping, freight and insurance costs; refining and treatment costs; warehouse costs; stock-based compensation and depreciation, depletion and amortization. Stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) incurred during the

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
2. Significant Accounting Policies (Continued)

production phase of a mine are considered variable production costs and are included as a component of inventory produced during the period in which stripping costs are incurred. For concentrate, TCM uses the weighted-average cost method for production and sales of product inventory. For molybdenum, TCM uses the first-in, first-out cost method for production and sales of product inventory. For both the copper-gold operations and molybdenum operations, the weighted-average cost method is used for stockpiled ore.
Obsolescence
TCM routinely evaluates materials and supplies inventory for obsolescence. When necessary, obsolete and surplus materials and supplies are written down in a manner that reduces the inventory value to an amount that does not exceed its net realizable value, which may be considered salvage value, with the difference charged to current period expenses. During 2013, 2012 and 2011, TCM recorded write downs for obsolete materials and supplies inventory of $2.4 million, $0.2 million and $2.0 million, respectively.
Property, Plant, Equipment and Development
Mineral Properties
TCM capitalizes the costs to acquire mineral properties. On acquisition of a mineral property, TCM estimates the fair value of proven and probable mineral reserves, as well as the value beyond proven and probable mineral reserves, and records any costs incurred as assets at the date of acquisition. The costs assigned to mineral properties in production are amortized over the life of the mine using the units-of-production method based on the volume of mineral produced in relation to the total estimated proven and probable mineral reserves. The cost assigned to the value beyond proven and probable mineral reserves is not amortized. However, as new information is obtained or economic conditions change, mineralized material may be converted into proven and probable mineral reserves at which time the capitalized costs associated with mineralized material are reclassified as costs subject to amortization.
Mine Development
Capitalization of mine development costs that meet the definition of an asset begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body and the removal of overburden to initially expose an ore body at open pit surface mines. Costs incurred before mineral resources are classified as proven and probable reserves are expensed and classified as exploration expense, unless it can be substantiated prior to the commencement of a drilling program that the drilling costs will result in the conversion of a mineral resource into proven and probable reserves. All capitalized costs are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be produced from estimated proven and probable mineral reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in costs and expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). Tax credits, which will be used to offset future taxable income, generated from qualifying new mine development costs are included as reductions to property, plant, equipment and development and increases to deferred tax assets on the Consolidated Balance Sheets. The benefit from these tax incentives will be reflected in net income over the estimated life of the ore body, along with the capitalized mine development costs which generated the credits.
Facilities and Equipment
Mining facilities and equipment are recorded at cost. Expenditures for facilities and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Fixed plant and machinery are amortized using the units-of-production method over the lesser of the estimated life of the equipment or the ore body based on recoverable quantities to be produced from estimated proven and probable mineral reserves. Facilities, mobile and other equipment are depreciated on either a declining-balance or straight-line basis over the shorter of their estimated useful life or the life of the mine. The declining-balance percentages range from 10% to 50%, and the estimated useful lives range from 3 years to life-of-mine. Processing facilities are depreciated on a straight-line basis over the estimated useful lives ranging from 3 to 20 years. Tax allowances, which will be used to offset future taxable income, generated from qualifying new mine facilities and

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
2. Significant Accounting Policies (Continued)

equipment expenditures are included as reductions to property, plant, equipment and development and increases to deferred tax assets on the Consolidated Balance Sheets. The benefit from these tax incentives will be reflected in net income over estimated life of the facilities and equipment, along with the associated expenditures which generated the allowances.
Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life or functionality of the asset. In these instances, expenditures are capitalized and amortized over the period benefited.
Depreciation, depletion and amortization is allocated to product inventory cost and then included in depreciation, depletion and amortization as inventory is sold.
Additionally, interest expense and financing fees allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use. For the years ended December 31, 2013, 2012 and 2011, $75.2 million, $45.8 million and $16.8 million, respectively, of interest expense and financing fees were capitalized.
Exploration
Exploration includes geological and geophysical work on areas without identified reserves, together with drilling and other related costs. These costs are expensed as incurred.
Asset Impairments
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
During 2013 and 2012, we experienced triggering events that caused management to update its impairment evaluation. As a result of this evaluation, in 2013 we wrote down the property, plant and equipment assets and materials and supplies inventory at TC Mine and our share of the assets at Endako Mine, and in 2012, we wrote down our share of the assets at Endako Mine to the assets' fair value. See Note 5 for further discussion.
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
TCM evaluates the carrying amount of goodwill for impairment on an annual basis or when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Goodwill is assessed for impairment using a two-step approach. The first step compares the carrying value of the reporting unit to its fair value computed using discounted estimated future cash flows from the reporting unit. If the carrying value of a reporting unit exceeds its fair value, then TCM compares the implied fair value of the reporting unit's goodwill to its carrying amount and any excess of the carrying value over the fair value is charged against earnings. Assumptions underlying fair value estimates are subject to significant risk and uncertainties.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
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
During 2012, we suspended waste stripping activity associated with the next phase of production at TC Mine, which, coupled with declines in molybdenum prices, represented significant changes in our business, thereby requiring us to evaluate our goodwill for impairment on an enterprise-wide basis. As a result of this evaluation, the then-remaining balance of goodwill was impaired during 2012. See Note 5 for further discussion.
Debt Issuance Costs
Included in other long-term assets are costs associated with the issuance of TCM's secured and unsecured senior notes and tangible equity units ("tMEDS"). The remaining unamortized issuance costs at December 31, 2013 and 2012 totaled $21.3 million and $26.7 million, respectively, and are being amortized over the life of the senior notes or the tMEDS, as applicable. Amortization costs for the secured and unsecured senior notes and tMEDS are being capitalized to Mt. Milligan Mine until the underlying assets are ready for their intended use.
Equipment Financings
TCM is the lessee of equipment under the Equipment Facility with Caterpillar (see Note 8). In 2013, TCM entered into an equipment financing transaction with Caterpillar with respect to certain Endako Mine equipment. In 2013 and 2012, TCM also entered into equipment financing transactions with Caterpillar with respect to certain equipment at Mt. Milligan Mine pursuant to the Equipment Facility. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Once ready for their intended use, the assets are depreciated over the lower of their related lease terms or their estimated productive lives. Beginning in September 2013, in conjunction with the start-up phase of Mt. Milligan Mine, TCM ceased capitalizing the interest and debt issuance costs associated with the leases under the Equipment Facility for Mt. Milligan Mine as the related assets were placed in service.
Derivative Instruments
From time to time, TCM enters into various arrangements, such as forward commodity contracts, foreign currency forward contracts and fixed- and provisionally-priced purchase and sale contracts. TCM does not account for any of these arrangements using hedge accounting.
Financial and derivative instruments (including embedded derivatives) and any outstanding common stock purchase warrants are recorded at fair value on the Consolidated Balance Sheets. Changes in the fair value of derivatives are recorded each period in the Consolidated Statements of Operations and Comprehensive Income (Loss). All of TCM's once-outstanding common stock purchase warrants were exercised or expired as of December 31, 2012.
Provision for Income and Mining Taxes
TCM computes income taxes using the asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences or benefits of temporary differences between the financial reporting basis and the tax basis of assets and liabilities, as well as operating loss and tax credit carry-forwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.
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
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
2. Significant Accounting Policies (Continued)

Future obligations to retire an asset, including site closure, dismantling, remediation and ongoing treatment and monitoring, are recorded as a liability at fair value at the time of construction or development. The fair value determination is based on estimated future cash flows, the current credit-adjusted risk-free discount rate and an estimated inflation factor. The value of asset retirement obligations is evaluated on an annual basis or as new information becomes available on the expected amounts and timing of cash flows required to discharge the liability. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated or amortized over the estimated life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period as accretion expense. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.
Revenue Recognition
TCM sells its products pursuant to sales contracts entered into with its customers. For concentrate sales, revenue is recognized when title and risk of loss pass and when collectibility is reasonably assured. For concentrate, this is typically when a provisional payment is received. The passing of title and risk of loss are based on terms of the sales contract, generally upon shipment or delivery of product. Revenues from TCM’s concentrate sales are recorded based on a provisional sales price, with adjustments made for a final sales price calculated in accordance with the terms specified in the relevant sales contract, including the price to be received under the Gold Stream Arrangement, as well as any potential losses from our commitment under the Gold Stream Arrangement. Revenues from concentrate sales are recorded net of treatment and all refining charges and the impact of derivative contracts. Treatment and refining charges represent payments or price adjustments that are contractually negotiated, as is typical in the industry. Moreover, because a portion of the metals contained in concentrate is unrecoverable as a result of the smelting process, TCM's revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals.

Under the long-established structure of sales agreements prevalent in the industry, metals contained in concentrate are generally provisionally priced at the time of shipment. The provisional prices are finalized in a specified future month (generally one to four months from the shipment date) based on quoted monthly average spot gold prices on the London Metal Exchange ("LME") or spot copper prices on the London Bullion Market Association ("LBMA"). TCM receives market prices based on prices in the specified future month, which results in mark-to-market price fluctuations recorded to revenues until the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing.

To satisfy our obligations under the Gold Stream Arrangement, TCM purchases unallocated refined gold and arranges for delivery to Royal Gold's designated account. TCM recognizes revenue for sales of refined gold when title and risk of loss pass to Royal Gold and when collectibility is reasonably assured, typically when unallocated refined gold is delivered to Royal Gold's account. Revenue from and costs for unallocated refined gold delivered under the Gold Stream Arrangement and gains and losses related to TCM's forward commodity gold contracts to hedge our exposure under the Gold Stream Arrangement are netted and recorded to gold sales.
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
TCM enters into provisionally-priced molybdenum sales contracts, whereby the contracts settle at prices to be determined at a future date based upon quoted prices. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to an estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net income (loss).
Stock-Based Compensation
Stock Options

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
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
Restricted Stock Units
Restricted stock units ("RSUs") are accounted for at fair value, which is based on the market value of TCM's common shares on the day of grant. The total fair value is recognized as an expense on a straight-line basis over the vesting period and included in the specific income statement categories that include the costs and benefits of the employee and directors granted RSUs. Upon vesting, common shares are issued to the employee or director from authorized but unissued common stock.
Employee Stock Purchase Plan
The employee stock purchase plan ("ESPP") provides an opportunity for TCM's employees to purchase its common shares at 85% of the closing price at the beginning of the offering period or at the end of the offering period, whichever is lower. The ESPP has two six-month offering periods beginning on the first day of January and on the first day of July. Compensation expense is measured using a Black-Scholes pricing model and is based on the fair value of the employees' option to purchase shares of common stock at the grant date. Compensation costs are recognized over the future periods in which the related employee service is rendered. The compensation expense is included in the specific income statement categories that include the costs and benefits of the employees participating in the ESPP. Proceeds arising from the purchase of common stock by employees under the ESPP are credited to common stock. A tax benefit is not recognized for ESPPs unless there is a disqualifying disposition. The ESPP was suspended as of July 1, 2013 due to the low balance of common shares remaining in the plan. We expect to revive the ESPP if and when our shareholders approve a plan to add shares to the ESPP.
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
3. Inventory
The carrying value of product inventory was as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
3. Inventory (Continued)

	December 31, 2013	December 31, 2012
Finished product	$67.3	$53.5
Work-in-process	28.0	32.3
Stockpiled ore	26.8	25.0
	$122.1	$110.8

As of December 31, 2013, 2012 and 2011, the carrying value of TCM's concentrate and molybdenum inventory exceeded the market value, resulting in write downs of $58.3 million, $73.8 million, and $24.9 million, respectively.

The following table sets forth the inventory write downs in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the years presented:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Copper-Gold
Operating expense	$20.2	$—	$—
Depreciation, depletion and amortization	2.1	—	—
Start-up costs	7.3	—	—
US Operations Molybdenum
Operating expense	—	14.4	11.5
Depreciation, depletion and amortization	—	1.2	0.8
Canadian Operations Molybdenum
Operating expense	24.2	38.2	5.8
Depreciation, depletion and amortization	4.5	20.0	6.8
	$58.3	$73.8	$24.9

4. Property, Plant, Equipment and Development, Net
Property, plant, equipment and development, net, was comprised of the following:

	December 31, 2013	December 31, 2012
Mining properties and mineral reserves	$768.6	$978.0
Mining and milling equipment and facilities	1,661.2	467.5
Processing facilities	168.5	165.8
Construction-in-progress	42.7	1,089.0
Other	18.3	18.2
	2,659.3	2,718.5
Less: Accumulated depreciation, depletion and amortization	(121.3)	(179.6)
	$2,538.0	$2,538.9
The construction-in-progress balance included $33.2 million and $1,079.8 million related to Mt. Milligan Mine as of December 31, 2013 and 2012, respectively. The construction-in-progress balance at December 31, 2013 consisted of $20.0 million related to construction of a permanent operations residence, $8.2 million for Phase 2 of the tailings facility system, $1.9 million for road improvements and $3.1 million for other items for Mt. Milligan Mine.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)

During the year ended December 31, 2013, TCM recognized an asset impairment of $127.8 million related to the write down of property, plant, equipment and mineral reserves at TC Mine, a write down of TCM's share of Endako Mine's property, plant and equipment of $59.4 million and a $0.8 million write down of the carrying value of land related to the Mt. Emmons project. During the year ended December 31, 2012, TCM recognized an asset impairment of $530.5 million related to the write down of property, plant, equipment and mineral reserves at Endako Mine. We did not record any fixed asset impairment in 2011. See Note 5 for further discussion of asset impairments.
Tax credits, which will be used to offset future taxable income, generated from qualifying new mine development costs are included as reductions to property, plant, equipment and development on the Consolidated Balance Sheet by $28.9 million for December 31, 2013. Included in the 2013 amount is $18.8 million which relates to 2012 but was not reflected in the 2012 Consolidated Balance Sheet.
Tax allowances, which will be used to offset future taxable income, generated from qualifying new mining facilities and equipment costs are included as reductions to property, plant, equipment and development on the Consolidated Balance Sheets by $72.7 million and $55.4 million as of December 31, 2013 and 2012, respectively.
5. Asset Impairments
Asset Impairments

Given declines in molybdenum prices and projected operating costs at TC Mine for 2015 and thereafter, in October 2012, we suspended waste stripping activity associated with Phase 8. Since that time, the molybdenum market has continued to weaken and, as a result, we decided to put TC Mine on care and maintenance when the mining and processing of Phase 7 ore is completed, which is expected to be in the fourth quarter of 2014. Management approved this decision in January 2014. We intend to preserve the assets at TC Mine while it is on care and maintenance to enable us to re-commence operations if and when molybdenum market conditions improve. We continue to evaluate potential economically viable options for Phase 8.

The decision to place TC Mine on care and maintenance constitutes a triggering event to evaluate for potential long-lived asset impairment using the two-step approach discussed in Note 2. After the 2013 fourth quarter triggering event, this evaluation indicated that the anticipated undiscounted cash flows from TC Mine assets (step 1) were less than their carrying values. As a result, we were required, under US GAAP, to measure the impairment loss (step 2) by comparing the carrying values of TC Mine assets to their discounted estimated future cash flows. For the year ended December 31, 2013, we recorded a pre-tax, non-cash write down of property, plant, and equipment assets and mineral reserves of $127.8 million and a pre-tax, non-cash write down of TC Mine materials and supplies inventory of $1.6 million, representing a write down to the assets' estimated fair value.

As of December 31, 2013, we updated molybdenum reserve reports for Endako Mine using a price of $10 per pound of molybdenum oxide compared to a $12 per pound molybdenum price used previously, resulting in a significant reduction in our reserves. The reduction constituted a triggering event, requiring us to evaluate our long-lived assets for impairment in the fourth quarter of 2013. After the 2013 fourth quarter triggering event, this evaluation indicated that the anticipated undiscounted cash flows from our share of Endako Mine assets (step 1) were less than their carrying values. As a result, we were required, under US GAAP, to measure the impairment loss (step 2) by comparing the carrying values of our share of Endako Mine assets to their discounted estimated future cash flows. For the year ended December 31, 2013, we recorded a pre-tax, non-cash write down of property, plant, and equipment assets and mineral reserves of $59.4 million and a pre-tax, non-cash write down of our share of Endako Mine materials and supplies inventory of $5.3 million, representing a write down to the assets' estimated fair value.

Additionally during 2013, we negotiated a contract with US Energy to sell land originally acquired by one of our subsidiaries for easements related to the Mt. Emmons project, in respect of which we terminated our interest in 2011. We assessed the impact of this contract on the carrying value of the land, and recorded a pre-tax, non-cash write down of the land value of $0.8 million, representing a write down to the land's fair value.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)

For the year ended December 31, 2012, we recorded a pre-tax, non-cash write down of TCM's share of the Endako property, plant, equipment and development assets of $530.5 million representing a write down to the assets' estimated fair value. Our impairment analysis did not result in any fixed asset impairment for the year ended December 31, 2011.

These impairments were included in total costs and expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss) and excluded from our non-GAAP measures of adjusted net income (loss) per share-basic and diluted. See "Non-GAAP Financial Measures" in Item 7 for the definition and calculation of adjusted net income (loss).
Goodwill
On October 26, 2006, TCM acquired Thompson Creek Metals Company USA, a private company that owned, among other assets, TC Mine, Endako Mine and the Langeloth Facility. This acquisition was accounted for using the purchase method, whereby the purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed at the effective date of the purchase. Because the purchase price exceeded the fair value of the net identifiable assets acquired, TCM recorded goodwill related to this transaction.
During the third quarter of 2012, we suspended waste stripping activity associated with the next phase of production at TC Mine. This decision and the decline in molybdenum prices represented significant changes in our business, requiring us to evaluate for potential impairments on an enterprise-wide basis at September 30, 2012. For purposes of the impairment evaluation, estimates of after-tax discounted future cash flows of the individual reporting units were used. The estimated cash flows were derived from life-of-mine plans developed using long-term analyst pricing reflective of the then-current price environment and management's projections for operating costs. We also considered the market value of our equity. As a result of this evaluation, a goodwill impairment charge of $47.0 million, representing the entire balance of goodwill, was recorded in other (income) expense in our Consolidated Statements of Operations and Comprehensive Income (Loss) in 2012. We did not record any impairment to goodwill for the year ended December 31, 2011.

6. Derivative Financial Instruments
TCM enters into various derivative financial instruments in the normal course of operations to manage exposure to foreign currencies and the market prices for its products, including copper, gold and molybdenum. TCM does not apply hedge accounting to its derivative instruments. Accordingly, changes in fair value of most of derivative instruments are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss), except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception. For information regarding the nature and types of TCM's derivatives, see the descriptions following the tables.
The following table provides details about the fair values of our derivative assets and liabilities:

	Fair Value as of December 31,
	2013	2012
Assets (a)
Commodity contracts	$0.2	$—
Total	$0.2	$—
(a) Our derivative assets are included in prepaid expenses and other current assets, and derivative liabilities are included in other current liabilities. Certain derivative instruments, such as provisionally-priced contracts, forward currency contracts and common-stock purchase warrant derivatives, have an immaterial fair value as of the balance sheet dates, while the change in the fair value during the years ended December 31, 2013, 2012 and 2011 are disclosed below.
TCM is exposed to credit risk when counterparties with which it has entered into derivative transactions are unable to pay. To reduce counterparty credit exposure, TCM deals primarily with large, credit-worthy financial institutions and companies and limits credit exposure to each. TCM believes the counterparties to the contracts to be credit-worthy entities and, therefore, TCM believes credit risk of counterparty non-performance is relatively low, and, as such, the fair value of the derivatives has not been adjusted.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
6. Derivative Financial Instruments (Continued)

The following table sets forth the gains (losses) on derivative instruments for the years presented:

		Years Ended
Derivative Type	Statement of Operations Classification	December 31, 2013	December 31, 2012	December 31, 2011
Commodity contracts	Gold sales	$—	$—	$—
Commodity contracts	Operating expenses	0.2	—	—
Provisionally-priced sales	Molybdenum sales	(0.1)	(0.4)	(0.9)
Provisionally-priced purchases	Operating expenses	1.4	(2.5)	3.0
Fixed-priced contracts	Molybdenum sales	—	—	(1.7)
Forward currency contracts	(Gain) loss on foreign exchange	—	1.8	0.1
Common stock purchase warrant derivatives	Change in fair value of common stock purchase warrants	—	1.8	169.2
Forward Commodity Contracts
In connection with our first twelve shipments of concentrate from Mt. Milligan Mine, TCM must pay Royal Gold a percentage of the provisional payments received from the applicable offtakers. TCM is obligated to make these payments to Royal Gold in the form of gold. The percentage of the provisional payments required to be paid to Royal Gold declines over the 12 shipments, declining to nil after the 12th shipment for the life of the agreement. After the 12th shipment, TCM is required to pay Royal Gold upon receipt of final payment from the applicable offtakers. TCM receives provisional payments in cash, thus requiring the purchase of gold in order to satisfy the obligation to pay Royal Gold in gold.
In order to hedge its gold price risk that arises when physical purchase and concentrate sales pricing periods do not match, TCM enters into certain forward gold purchase and sales contracts where it purchases gold at an average price during a quotational period and sells gold at a spot price. TCM records its commodity contracts at fair value using a market approach based on observable quote market prices and contracted prices.
Additionally, during September 2013, TCM entered into a natural gas hedge at the Langeloth Facility to fix the prices paid for natural gas used in operations.
The following is a table of TCM's commodity contracts as of December 31, 2013:

	Quantity	Contract Price	Maturities Through
Commodity sales:
Known pricing gold	2,149 ounces	$1,243 per ounce	January 2014
Price TBD gold	645 ounces	TBD	April 2014
Commodity purchases:
Known pricing gold	2,794 ounces	$1,222 per ounce	April 2014
Natural gas	150,210 dekatherms (Dt)	$3.49 - $3.60 per Dt	September 2014
Provisionally-Priced Contracts
Certain molybdenum sales contracts provide for provisional pricing. These sales contain an embedded derivative related to the provisional-pricing mechanism, which is bifurcated and accounted for as a derivative. TCM also enters into provisionally-priced molybdenum purchase contracts that also contain an embedded derivative, which is bifurcated and accounted for as a derivative.
TCM determines the fair value of its provisionally-priced contracts using a market approach based upon observable inputs from published market prices and contract terms. Changes to the fair values of the embedded derivatives related to

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
6. Derivative Financial Instruments (Continued)

provisionally-priced molybdenum purchases are included in operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) as the product is sold.
The following table sets forth TCM's outstanding provisionally-priced contracts as of December 31, 2013:

	Open Positions	Average $/lb
	Pounds to be Sold/Purchased	Contract	Market	Maturities Through
	(000's lb)	($/lb)	($/lb)
Provisionally-priced sales	201	$9.70	$9.70	January 2014
Provisionally-priced purchases	252	$9.10	$9.70	January 2014
Fixed-Priced Contracts
TCM's results of operations and operating cash flows are affected by changes in market prices for copper, gold and molybdenum. To mitigate a portion of this risk related to our molybdenum sales, TCM enters into certain sales contracts pursuant to which it sells future production at fixed prices. These fixed prices may be different than the quoted market prices at the date of sale.
The Gold Stream Arrangement contains an agreement to sell gold at a fixed price, but it does not meet the definition of a derivative instrument. See discussion of the Gold Stream Arrangement in Note 10.
The following table sets forth TCM's outstanding fixed-priced sales contracts as of December 31, 2013:

	Pounds to be Sold	Average price	Maturities Through
	(000's lb)	($/lb)
Molybdenum fixed price sales (000's lb)	194.1	$13.25	September 2015
Forward Currency Contracts
TCM transacts business in various currencies in the normal course of its operations and for capital expenditures. In addition, with all of its revenues denominated in US dollars, TCM has an ongoing foreign exchange risk with respect to its Canadian operations. To help mitigate this risk, TCM may enter into derivative instruments such as foreign currency forward contracts, options and collars. The terms of these instruments are typically less than one year. TCM records its currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of December 31, 2013 and 2012, TCM had no open foreign currency contracts. As of December 31, 2011, TCM had open foreign currency option contracts for C$90 million at exchange rates ranging from $1.03 to $1.05 and €2.23 million at an exchange rate of $1.36, all of which settled in 2012.
Common Stock Purchase Warrant Derivatives
TCM accounts for its common stock purchase warrants as derivative liabilities with the changes in fair value, which was based upon quoted market prices, recorded to the Consolidated Statements of Operations and Comprehensive Income (Loss).
For the year ended December 31, 2012, TCM recorded a non-cash increase to common stock of $1.2 million, representing the fair value of warrants exercised on the dates of such exercises, and issued 0.4 million TCM common shares. All outstanding Terrane warrants were exercised or expired as of December 31, 2012. The following table summarizes common share purchase warrant transactions during the years ended December 31, 2012 and 2011:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
6. Derivative Financial Instruments (Continued)

Number of Warrants
(000's)
Balance, December 31, 2011	7,621
Warrants exercised	(7,550)
Warrants expired	(71)
Balance, December 31, 2012	—
7. Fair Value Measurement
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

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Senior secured first priority notes	$397.2	$—	$397.2	$—
Senior unsecured notes	492.4	—	492.4	—
tMEDS	12.7	—	—	12.7
	$902.3	$—	$889.6	$12.7

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
Senior secured first priority notes	$363.5	$—	$363.5	$—
Senior unsecured notes	478.9	—	478.9	—
tMEDS	27.8	—	—	27.8
	$870.2	$—	$842.4	$27.8

The sensitivity to changes in inputs and their impact on the fair value measurement can be significant.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
7. Fair Value Measurement (Continued)

TCM classified its senior secured and unsecured notes within Level 2 because they are valued using a mix of inputs, including a risk-free interest rate input that is quoted in an active market and credit spread inputs that are observable but are not quoted market prices for identical liabilities. Both inputs are negatively correlated to the fair value measure; an increase (decrease) in the input will decrease (increase) the fair value measure.

TCM classified its tMEDS within Level 3 because they are valued using significant unobservable inputs. TCM determined the fair value of the debt component of tMEDS using a discounted cash flow model by obtaining yields for comparably-rated issuers trading in the market, considering the market yield of existing TCM debt and the credit rating of TCM.
The following table sets forth a reconciliation of activity related to Level 3 financial assets and liabilities for the years ended December 31, 2013 and 2012:

	Total	Fixed-Priced Contracts	Debt
Balance at January 1, 2012	$309.0	$—	$309.0
Transfer out of Level 3	(309.0)	—	(309.0)
Issuance of tMEDS	27.8	—	27.8
Balance at December 31, 2012	27.8	—	27.8
Transfer out of Level 3	—	—	—
Issuance of tMEDS	—	—	—
Settlement and revaluation of tMEDS	(15.1)	—	(15.1)
Balance at December 31, 2013	$12.7	$—	$12.7
There were no transfers into or out of Level 3 during the year ended December 31, 2013. TCM's policy is to recognize transfers into and out of Level 3 as of the actual date of the event or change in circumstances.
The transfer out of Level 3 in 2012 of $309.0 million was the result of management's determination that sufficient observable data had become available for the senior unsecured notes.
8. Leases
Equipment Financings
On March 30, 2011, TCM entered into an equipment financing facility, as amended from time to time (the "Equipment Facility"), pursuant to which Caterpillar Financial Services Limited ("Caterpillar") agreed to underwrite up to $132.0 million in mobile fleet equipment financing for Mt. Milligan Mine. Each borrowing under the Equipment Facility represents a capital lease and has a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at TCM's option. TCM's ability to borrow under the Equipment Facility terminates in September 2014 (or such later date as may be agreed upon by Caterpillar), and any unused commitments under the Equipment Facility will then terminate and no longer be available to TCM. At the end of each 48- or 60-month lease period, TCM has the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes non-financial covenants, and as of December 31, 2013, TCM was in compliance with these covenants.
During 2013, TCM entered into three leases with Caterpillar with respect to certain equipment pursuant to the Equipment Facility, of which two are considered sale-leaseback transactions. Interest payments are based on a fixed rate of 5.50%
On June 14, 2013, we entered into a sale-leaseback transaction with Caterpillar with respect to certain Endako Mine equipment (the "Endako Sale Leaseback"), which is separate from the Equipment Facility. We received $5.3 million in cash from Caterpillar for the sale of this equipment, which was subsequently leased back, after an upfront down payment of $1.4 million. Interest payments are based on a fixed rate of 5.85%. The agreement includes certain non-financial covenants, and as

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
8. Leases (Continued)

of December 31, 2013, we were in compliance with these covenants. For the years ended December 31, 2013, TCM incurred and paid $0.1 million of interest associated with this transaction.
During 2013, TCM had received $37.8 million in cash from Caterpillar for the sale of equipment, including the Endako Sale Leaseback, which was subsequently leased back. These leases resulted in an increase to TCM's capital lease obligation of $33.2 million after upfront payments of $4.6 million.
As of December 31, 2013 and 2012, TCM had $87.0 million and $72.1 million, respectively, in outstanding borrowings under the Equipment Facility. Interest pertaining to the Equipment Facility is allocable to the cost of developing mining properties and to constructing new facilities and is capitalized until assets are ready for their intended use. For the years ended December 31, 2013 and 2012, TCM capitalized $3.7 million and $1.9 million, respectively, of the interest and debt issuance costs and paid $4.7 million and $1.0 million, respectively, of interest related to the Equipment Facility.
Beginning in September 2013, in conjunction with the start-up phase of Mt. Milligan Mine, TCM ceased capitalizing the interest and debt issuance costs associated with the leases under the Equipment Facility for Mt. Milligan Mine as the related assets were placed in service. For the year ended December 31, 2013, TCM expensed $1.9 million of the interest and debt issuance costs related to the Equipment Facility.
TCM's total capital lease obligations consisted of the following:

	December 31, 2013	December 31, 2012
Equipment capital leases	$27.2	$29.8
Equipment Facility sales-leaseback	59.8	42.3
Total lease obligation under Equipment Facility	87.0	72.1
Endako sale-leaseback	3.5	—
Total capital lease obligations	$90.5	$72.1
Future lease payments under capital leases as of December 31, 2013 for each of the next five years and in the aggregate were:

Amount
(in millions)
2014	$21.8
2015	23.0
2016	24.0
2017	19.0
2018	2.7
Total future capital lease payments	$90.5

Operating Leases
We lease certain assets, such as equipment and facilities, under operating leases expiring at various dates through 2018. Future lease payments under operating leases as of December 31, 2013 for each of the next five years and in the aggregate were:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
8. Leases (Continued)

Amount
(in millions)
2014	$2.3
2015	1.7
2016	1.3
2017	0.8
2018	0.1
Thereafter	—
Total future operating lease payments	$6.2
Rent expense for 2013, 2012 and 2011 was $0.7 million, $0.6 million and $0.5 million, respectively.

9. Debt
TCM's total debt consisted of the following:

	December 31, 2013	December 31, 2012
Senior secured first priority notes, net of discount	$347.3	$346.8
Senior unsecured notes	550.0	550.0
tMEDS	19.4	30.6
Equipment loans	5.4	10.6
Other	0.2	0.4
Total debt	922.3	938.4
Less: Current portion	(15.4)	(16.6)
Total long-term debt	$906.9	$921.8
9.75% Senior Secured Notes

On November 27, 2012, TCM issued $350.0 million of 9.75% senior secured notes (the “2017 Notes”). The proceeds received in the offering were $336.8 million, net of financing fees of $10.0 million and a discount of $3.2 million. The net proceeds from the 2017 Notes offering were used to fund the completion of Mt. Milligan Mine and for general working capital purposes. The 2017 Notes are guaranteed on a senior basis by substantially all of TCM's subsidiaries and are secured by a first priority lien subjected to permitted liens on substantially all of our and the guarantors' property and assets.
The 2017 Notes mature on December 1, 2017 and accrue interest from November 27, 2012 until maturity at a fixed rate of 9.75% per year. Interest on the 2017 Notes is payable on February 1 and August 1 of each year, commencing February 1, 2013, to the holders of record at the close of business on the January 15 and July 15 prior to each interest payment date. For the years ended December 31, 2013 and 2012, $23.1 million and nil, respectively, interest related to the 2017 Notes was paid; $28.0 million and $3.4 million, respectively, of interest and debt issuance costs associated with the 2017 Notes was capitalized; and $8.6 million and nil, respectively, of interest and debt issuance costs associated with the 2017 Notes was expensed.

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

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
9. Debt (Continued)

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

For purposes of the fair market value disclosed in Note 7, the carrying value of the 2017 Notes as of December 31, 2013 was lower than the fair value of approximately $397.2 million. TCM determined the fair value of the 2017 Notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.

12.5% Senior Unsecured Notes

On May 11, 2012, TCM issued $200.0 million of 12.5% senior unsecured notes (the “2019 Notes”). The proceeds received in the offering were $193.1 million, net of financing fees of $6.9 million. The net proceeds from the 2019 Notes offering were used to fund the completion of Mt. Milligan Mine and for general working capital purposes. The 2019 Notes are guaranteed on a senior basis by substantially all of TCM's subsidiaries.

The 2019 Notes mature on May 1, 2019 and accrue interest from May 11, 2012 until maturity at a fixed rate of 12.5% per year. Interest on the 2019 Notes is payable on May 1 and November 1 of each year, commencing November 1, 2012, to the holders of record at the close of business on the April 15 and October 15 prior to each interest payment date. For the years ended December 31, 2013 and 2012, $25.0 million and $11.8 million, respectively, of interest related to the 2019 Notes was paid; $19.9 million and $16.6 million, respectively, of interest and debt issuance costs associated with the 2019 Notes was capitalized; and $6.1 million and nil, respectively, of interest and debt issuance costs associated with the 2019 Notes was expensed.

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

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
9. Debt (Continued)

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

For purposes of the fair market value disclosed in Note 7, the carrying value of the 2019 Notes as of December 31, 2013 was higher than the fair value of approximately $194.7 million. TCM determined the fair value of the 2019 Notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.
7.375% Senior Unsecured Notes
On May 20, 2011, TCM issued of $350.0 million of 7.375% senior unsecured notes (the "2018 Notes"). The proceeds received in the offering were $339.9 million, net of financing fees of $10.1 million. The net proceeds from the 2018 Notes offering were used to fund the development of Mt. Milligan and for general working capital purposes. The 2018 Notes are guaranteed on a senior basis by substantially all of our subsidiaries.
The 2018 Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year. Interest is payable on June 1 and December 1 of each year, and the first interest payment occurred on December 1, 2011. Interest is payable to the holders of record at the close of business on the May 15 and November 15 prior to each interest payment date. For the years ended December 31, 2013 and 2012, $25.8 million and $25.8 million, respectively, of interest related to the 2018 Notes was paid; $20.9 million and $27.2 million, respectively, of interest and debt issuance costs associated with the 2018 Notes was capitalized; and $6.4 million and nil, respectively, of interest and debt issuance costs associated with the 2018 Notes was expensed.
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

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
9. Debt (Continued)

For purposes of fair market value disclosed in Note 7, the carrying value of the 2018 Notes as of December 31, 2013 was higher than its fair value of approximately $297.7 million. TCM determined the fair value of its senior unsecured notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.
Mobile Mining Equipment Loans
On December 8, 2010, TCM executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during 2010. This fixed-rate loan bears interest at 3.6%, is scheduled to mature no later than December 8, 2015 and has an outstanding payable amount of $5.4 million as of December 31, 2013. TCM had an additional fixed-rate loan bearing interest at 5.9% that matured on October 31, 2013.
Credit Facility
On November 27, 2012, TCM terminated its senior secured revolving credit facility (the "Credit Facility"). The Credit Facility was voluntarily terminated by TCM prior to its December 10, 2014 maturity date without premium or penalty in conjunction with the issuance of the 2017 Notes described below. The Credit Facility allowed for borrowings of up to $300.0 million, subject to certain financial and non-financial covenants. TCM had no outstanding borrowings under, and was in compliance with all of the Credit Facility's covenants, as of the date of termination of the Credit Facility. In connection with the termination of the Credit Facility, all outstanding letters of credit under the Credit Facility were also terminated and either replaced under the new letter of credit facility (described below) or secured pursuant to a safekeeping agreement.
Total Debt
Aggregate maturities, net of discount amortization on the 2018 Notes, of the outstanding borrowings at December 31, 2013 were as follows:

Years	Principal Due
(in millions)
2014	$15.4
2015	9.6
2016	—
2017	350.0
2018	350.0
Thereafter	200.0
Total maturities	925.0
Discount amortization on 2017 Notes	(2.7)
Total debt	$922.3
Total interest and finance fees, net of capitalized interest and debt issuance costs, were $24.1 million, $12.8 million and $5.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
10. Gold Stream Arrangement
Pursuant to an agreement dated October 2010, as subsequently amended in December 2011 and August 2012, with a subsidiary of Royal Gold, Inc. ("Royal Gold") (referred to as the "Gold Stream Arrangement"), TCM agreed to sell Royal Gold 52.25% of the refined gold production from Mt. Milligan Mine for a total upfront payment of $781.5 million plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. Pursuant to this Gold Stream Arrangement, through December 31, 2013, TCM has received total cash payments of $781.5 million from Royal Gold, comprised of payments of $111.9 million in 2013, $305.0 million in 2012, $138.1 million in 2011 and $226.5 million in 2010.
The August 2012 amendment restricts TCM's ability to incur debt in excess of $350.0 million that is secured by the assets of Mt. Milligan Mine until the earlier of the date upon which 425,000 ounces of refined gold have been sold and delivered to Royal Gold or the date upon which the aggregate dollar amount of the difference between the market price for the gold

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)

delivered to Royal Gold and the price actually paid by Royal Gold exceeds $280.0 million. TCM must maintain a deposit record during the term of the Gold Stream Arrangement wherein TCM reduces the $781.5 million total amount paid by Royal Gold by the difference between the current market price at the time of sale of refined gold to Royal Gold and $435 per ounce, multiplied by the amount of refined gold sold in such sale. If, at the end of the initial 50-year term of the agreement, the total deposit amount reflected in the deposit record has not been reduced to nil, TCM must pay to Royal Gold the remaining balance reflected in the deposit record.
Royal Gold has a security interest in all of the Mt. Milligan Mine assets until its total deposit amount has been reduced to nil. Royal Gold's security interest is subject to subordination to project or corporate financings by us, except that in such circumstances, Royal Gold retains a first priority interest in 52.25% of the refined gold from Mt. Milligan Mine. After the total deposit amount has been reduced to nil, Royal Gold's security will consist solely of its first priority interest in 52.25% of the refined gold. The cash payments received under the Gold Stream Arrangement are recorded as deferred revenue and classified as a liability on our Consolidated Balance Sheets. Mt. Milligan Mine began delivering gold to Royal Gold in the fourth quarter of 2013, and as such, the deferred revenue is being recognized based on the amount of gold delivered in a period compared to total expected gold deliveries over the life of the mine.
In the event of any default under our agreement with Royal Gold, Royal Gold could require TCM to repay the deposits received from Royal Gold, which amounts totaled $779.8 million as of December 31, 2013.
11. Tangible Equity Units ("tMEDS")

On May 11, 2012, TCM completed a public offering of 8,800,000 tMEDS with a stated value of $25.00. Each tMEDS unit consists of a prepaid common stock purchase contract and a senior amortizing note due May 15, 2015. The prepaid common stock purchase contracts were recorded as additional paid-in-capital (a component of shareholders' equity), net of issuance costs, and the senior amortizing notes have been recorded as long-term debt. Issuance costs associated with the debt component were recorded as deferred financing costs within other assets on the Consolidated Balance Sheets and are being amortized using the straight-line method over the term of the instrument to May 15, 2015. TCM allocated the proceeds from the issuance of the tMEDS to equity and debt based on the relative fair values of the respective components of each tMEDS unit. The proceeds received in the offering were $212.3 million, which were net of financing fees of $7.7 million. The net proceeds from the tMEDS offering were used to fund the completion of Mt. Milligan Mine and for general working capital purposes. The aggregate values assigned upon issuance to each component of the tMEDS were as follows:

(US$ in millions, except per unit amounts)

	Equity	Debt	tMEDS
	Component	Component	Total
Units issued (1)	8.8	8.8	8.8
Unit price	$20.92	$4.08	$25.00
Gross proceeds	$184.1	$35.9	$220.0
Issuance costs	(6.4)	(1.3)	(7.7)
Net proceeds	$177.7	$34.6	$212.3

Balance sheet impact:
Other assets (prepaid issuance costs)	$—	$1.3	$1.3
Long-term debt	$—	$35.9	$35.9
Additional paid-in capital	$177.7	$—	$177.7

(1)
There are two components of each tMEDS unit; therefore, there are 8.8 million units of the equity component, 8.8 million units of the debt component and 8.8 million units of tMEDS, which includes both the debt and equity components.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
11. Tangible Equity Units ("tMEDS") (Continued)

The fair value of the debt component was determined using a discounted cash flow model using the following assumptions: (1) quarterly cash payments of 6.5%; (2) a maturity date of May 15, 2015; and (3) an assumed discount rate of 11.68%. The discount rate used for estimating the fair value was determined by obtaining yields for comparably-rated issuers trading in the market, considering the market yield of existing TCM debt and the credit rating of TCM. The debt component was recorded at fair value, is being amortized using the level yield method over the term of the instrument and will be fully amortized at the settlement date of May 15, 2015.

The fair value of the equity component was determined using a Kynex valuation model using the following weighted-average assumptions: (1) issue premium of 17.5%; (2) expected volatilities of 40% and 37%; (3) credit spread of 9.00%; and (4) term of 3 years.

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

At any time prior to the third business day immediately preceding May 15, 2015, the holder may settle the purchase contract early. Purchase contracts settled prior to November 10, 2012 were settled at 4.3562, which is 95% of the minimum settlement rate. Purchase contracts settled on or after November 11, 2012 but prior to the third business day preceding May 15, 2015 will be settled for 4.5855, subject in either case to certain adjustments. During the year ended December 31, 2013, holders settled 460,000 purchase contracts for which TCM issued 2,109,330 shares of common stock. No purchase contracts were settled and no shares of common stock were issued relating to the tMEDS during 2012.

The unamortized deferred financing costs related to the tMEDS were $0.6 million and $1.0 million as of December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, TCM paid $3.1 million and $2.1 million; capitalized $2.7 million and $2.8 million, respectively; and expensed $0.6 million and nil, respectively, of the interest and debt issuance costs associated with the tMEDS.

For purposes of the fair market value disclosed in Note 7, the carrying values of the tMEDS as of December 31, 2013 were higher than the fair values of approximately $12.7 million. TCM determined the fair values of the tMEDS using a discounted cash flow valuation model, consisting of inputs such as credit spreads and the current trading price of the tMEDS.
12. Asset Retirement Obligations
Asset retirement obligations arise from the acquisition, development, construction and normal operation of mining property, plant, equipment and development due to government controls and regulations that protect the environment on the closure and reclamation of mining properties. The exact nature of environmental issues and costs, if any, which TCM may encounter in the future are subject to change, primarily because of the changing character of environmental requirements that may be enacted by governmental agencies.
The following table details items affecting asset retirement obligations for future mine closure and reclamation costs in connection with TCM's Mt. Milligan Mine, TC Mine, Endako Mine (reflecting 75% ownership) and its now-terminated interest in the Davidson property:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
12. Asset Retirement Obligations (Continued)

	Mt. Milligan	Thompson Creek Mine	Endako Mine	Davidson Property	Total
At January 1, 2011	$—	$21.9	$7.0	$0.3	$29.2
Additions/Revisions	1.2	(0.2)	0.8	—	1.8
Accretion	0.1	1.4	0.4	—	1.9
Foreign exchange	—	—	(0.1)	—	(0.1)
At December 31, 2011	$1.3	$23.1	$8.1	$0.3	$32.8
Additions/Revisions	2.8	(3.1)	1.7	—	1.4
Accretion	0.2	1.5	0.6	—	2.3
Foreign exchange	—	—	0.1	—	0.1
At December 31, 2012	$4.3	$21.5	$10.5	$0.3	$36.6
Additions/Revisions	(1.2)	(1.3)	8.2	—	5.7
Accretion	0.2	1.3	0.9	—	2.4
Foreign exchange	(0.2)	—	(0.7)	—	(0.9)
At December 31, 2013	$3.1	$21.5	$18.9	$0.3	$43.8
TCM is required by US federal and state laws and Canadian provincial laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if TCM is unable to do so. These laws are complex and vary from jurisdiction to jurisdiction. The laws govern the determination of the scope, cost of the closure, reclamation obligation and the amount and forms of financial assurance. As of December 31, 2013 and 2012, TCM has provided the appropriate regulatory authorities in the US and Canada with $81.8 million and $42.3 million, respectively, in non-cash reclamation financial assurance for mine closure obligations and $7.4 million and $30.1 million in cash deposits as of December 31, 2013 and 2012, respectively.
In connection with the development of Mt. Milligan Mine, the Province of British Columbia has required us to provide a security deposit in the amount of $28.2 million and $18.1 million as of December 31, 2013 and 2012, respectively. The estimated future reclamation costs for Mt. Milligan Mine have been discounted using rates from 9.75% to 13.9%. As of December 31, 2013, TCM anticipates that these costs will be incurred beginning in the year 2036. The total inflated and undiscounted estimated reclamation costs for Mt. Milligan Mine were $45.6 million and $29.5 million as of December 31, 2013 and 2012, respectively.
The current reclamation bonding for TC Mine is $42.4 million as of December 31, 2013. We have provided surety bonds to satisfy these obligations. The estimated future reclamation costs for TC Mine have been discounted using rates from 6.74% to 8.75%. As of December 31, 2013, TCM anticipates that these costs will be incurred from 2026 to 2040. The total inflated and undiscounted estimated reclamation costs for TC Mine were $43.7 million and $44.9 million as of December 31, 2013 and 2012, respectively.
In connection with Endako Mine plan, the British Columbia Ministry of Energy, Mines and Petroleum Resources has required us to provide a security deposit in the amount of $14.4 million and $15.4 million as of December 31, 2013 and 2012, respectively. TCM's proportionate share is $10.8 million and $11.6 million as of December 31, 2013 and 2012, respectively. TCM's share of total inflated and undiscounted estimated reclamation costs for Endako Mine were $32.7 million and $40.0 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, TCM estimates its proportionate share of these costs will be incurred beginning in the year 2039. The estimated future reclamation costs for Endako Mine have been discounted using rates from 2.94% to 13.86%.
As of December 31, 2013, our security deposits related to Mt. Milligan Mine and Endako Mine were in the form of letters of credit secured by a guarantee and cash collateral. Under the arrangements, the ACE Group, a surety company, provided a guarantee to Export Development Canada ("EDC"), who provided a guarantee to Royal Bank of Canada ("RBC"), who issued letters of credit to the British Columbia Ministry of Energy and Mines. In exchange for the surety company's guarantee, TCM has provided $7.1 million of cash collateral to the ACE Group and will pay total annual fees of approximately 1.7% of the total reclamation bond guarantee to the ACE Group, EDC and RBC.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
12. Asset Retirement Obligations (Continued)

TCM's Berg property was acquired in the 2010 acquisition of Terrane. The Province of British Columbia has required TCM to provide a security deposit in the amount of $0.1 million as of December 31, 2013 for the Berg property.
In October 2013, we relinquished our option to develop the Davidson exploration property located in British Columbia, Canada that we had held since 2005. We believe that we have met all of our reclamation obligations that arose during our option period, and we have asked the British Columbia Ministry of Energy and Mines to release the reclamation bond of $0.3 million. The funds and our obligation were not released as of December 31, 2013; however, discussions are on-going with the Ministry.
13. Employee Benefits
Deferred compensation
In contemplation of the deferral of Phase 8 stripping activities, TCM entered into arrangements with certain employees of TC Mine designed to retain and reward eligible employees for their contribution to the continued successful operation of TC Mine when the mining and processing of Phase 7 ore is completed, which is expected to be in the fourth quarter of 2014. Employees who are eligible for participation in these arrangements are to be paid within 60 days of the end of Phase 7, as determined by the Company. TC Mine's liability for Phase 7 at December 31, 2013 amounted to $2.5 million.
TCM maintains an executive deferred compensation program for certain executives under the terms of their Employment Agreements for which TCM's liability at December 31, 2013 and 2012 amounted to $1.9 million and $2.2 million, respectively.
In 2012, TCM terminated a retention and severance arrangement under which certain of its employees were participants. The retention and severance arrangement was put into place in 2004. Under the terms of the severance portion of the arrangement, the participants accrued severance benefits based on years of service that were to be paid upon termination of the employees by TCM without cause and under certain other circumstances. In connection with termination of the plan that occurred on September 30, 2012, TCM agreed to pay the participants severance amounts that had accrued to such individuals as of September 30, 2012 on the earlier of October 15, 2013 or the applicable participant's separation of service with the Company. On June 30, 2012, the retention portion of the arrangement was terminated, and TCM agreed to make additional payments to the participants of 100% of current eligible retention amounts on June 30, 2013 for the period of July 1, 2012 to June 30, 2013 and 100% of current eligible retention amounts on June 30, 2014 for the period of July 1, 2013 to June 30, 2014. Pursuant to this arrangement, TCM paid $10.8 million to plan participants for severance benefits and $2.7 million to plan participants for retention benefits in 2013. No further severance or retention payments will be made under the arrangement after June 30, 2014. As of December 31, 2013 and 2012, TCM's severance and retention liability amounted to $1.0 million and $13.5 million, respectively, related to this program.
As of December 31, 2013 and 2012, TCM's total liability amounted to $5.4 million and $15.7 million, respectively, related to the retention and severance arrangement, a form of a deferred compensation program. The trust fund assets as of December 31, 2013 and 2012 were nil and $9.1 million, and the trust was included in TCM's Consolidated Balance Sheets in short-term restricted cash. For the years ended December 31, 2013, 2012 and 2011, TCM recognized an expense of $6.0 million, $7.0 million and $7.1 million, respectively, for the retention and severance arrangement, which included amounts related to the executive deferred compensation program referenced above that was not part of the terminated plan.
Defined Contribution Pension Plans
TCM, through its subsidiaries, maintains defined contribution pension plans available to certain employees. TCM's Thompson Creek Metals Company Thrift Plan (the "Plan") is a defined contribution pension plan and covers all eligible employees employed in the US The Plan is subject to the provisions of the US Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the US Internal Revenue Code. The assets of the Plan are held and the related investment transactions are executed by the Plan's trustee. Administrative fees, including accounting and attorney fees, are paid by TCM on behalf of the Plan. TCM contributed approximately $1.8 million, $2.0 million and $1.9 million, respectively, to the Plan for the years ended December 31, 2013, 2012 and 2011. TCM may make additional contributions to the Plan at its sole discretion; however, TCM has no further obligation relating to benefits under this Plan.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
13. Employee Benefits (Continued)

TCM has formed the Thompson Creek Metals Company Inc. Registered Pension Plan (the "Pension Plan") covering all Canadian employees. The assets of the Pension Plan are held and the related investment transactions are executed by the Pension Plan's trustee. Administrative fees, including any accounting and legal fees, are paid by TCM on behalf of the Pension Plan. All participating locations of the Pension Plan contributed C$2.4 million, C$1.7 million and C$1.3 million to the Pension Plan for the years ended December 31, 2013, 2012 and 2011, respectively. TCM has recorded its proportionate 75.0% share related to Endako Mine contributions. TCM has no further obligation relating to pension benefits under this Pension Plan.
Postretirement Benefits
Under the union agreement at the Langeloth Facility, TCM is required to provide postretirement medical benefits for certain retired former employees and their dependents by making the monthly medical insurance premium payments on their behalf. Substantially all of TCM's current unionized employees may become eligible for this benefit if certain age and service requirements are met at the time of retirement, as specified in the union agreement. The benefit ceases when the eligible retired employee reaches 65 years of age. TCM does not have any obligation related to eligible retired unionized employees beyond the monthly medical insurance premiums. TCM follows current accounting guidance related to postretirement benefits for this plan. Prior service costs, actuarial gains and losses and transition obligations are amortized over the average life expectancy of the plan's participants.
The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in TCM's consolidated financial statements:

	December 31, 2013	December 31, 2012
Change in benefit obligations:
Net benefit obligation at beginning of year	$3.3	$3.0
(Gain) loss	(0.5)	—
Service cost	0.4	0.3
Interest cost	0.1	0.1
Benefits paid	(0.1)	(0.1)
	$3.2	$3.3
The liability of $3.2 million and $3.3 million was included in other liabilities on TCM's Consolidated Balance Sheets as of December 31, 2013 and 2012, respectively.
The assumptions used to determine the benefit obligations as of December 31, 2013 included a measurement date of December 31, 2013 and a discount rate of 4.6%. The yield curve matching TCM's benefit obligation was derived using a cash flow analysis under the Citigroup pension liability index. The Citigroup pension discount curve shows the relationship between interest rates and the duration for hypothetical zero coupon investments. This yield curve was used in determining the discount rate for TCM's postretirement benefit obligation.
The components of net periodic benefit costs for the year ended December 31, 2013 included $0.4 million of service cost and $0.1 million of interest cost for a total net periodic benefit cost of $0.5 million.
The health care cost trend assumed that average cost of coverage was 7.0% for 2013, reduced by 0.5% annually to an ultimate trend of 4.5% in 2020 and beyond. The assumed health care cost trend rates can have a significant effect on the amounts reported for postretirement medical benefits. The effect of a one percent change in the health care cost trend rate used to calculate periodic postretirement medical costs and the related benefit obligation would be insignificant to this benefit obligation.
The expected postretirement medical benefits provided below were based on actuarial assumptions.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
13. Employee Benefits (Continued)

December 31,
Expected benefit payments:
2014	$0.2
2015	0.2
2016	0.2
2017	0.2
2018	0.2
2019-2022	1.5
Employee Stock Purchase Plan
On May 6, 2010, TCM's shareholders approved the 2010 ESPP. The ESPP provides an opportunity for TCM's employees to purchase its common shares at 85% of the closing price at the beginning of the offering period or at the end of the offering period, whichever is lower. The ESPP has two six-month offering periods beginning on the first day of January and on the first day of July. There are 1 million shares authorized for purchase by TCM's employees under the ESPP plan. Compensation expense is measured based on the fair value using a Black-Scholes model of the employees' option to purchase shares of common stock at the grant date. Compensation expense is recognized over the future periods in which the related employee service is rendered. TCM estimated a fair value of employee options to purchase shares under the ESPP of $1.41 for the first six-month offering period of 2013. The ESPP was suspended effective July 1, 2013 pending approval of an amended plan by our shareholders. TCM recorded $0.2 million, $0.4 million and $0.3 million of expense related to the ESPP plan for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, TCM issued 420,650 shares of common stock under the ESPP. No tax benefit is realized for ESPPs unless there is a disqualifying disposition.
14. Shareholders' Equity
The 8.8 million tMEDS issued in 2012 included prepaid common stock purchase contracts, recorded as $177.7 million to additional paid-in-capital, net of issuance costs. Each unsettled unit issued will automatically settle on May 15, 2015 and delivery of outstanding shares of common stock will be required based on the applicable market value. As of December 31, 2013, TCM issued 2,109,330 shares of common stock for settlement of these purchase contracts. No purchase contracts were settled and no shares of common stock were issued related to the tMEDS during 2012. See Note 11 for further discussion.
The authorized share capital of TCM is comprised of an unlimited number of common shares and an unlimited number of preferred shares, issuable in series with terms determinable upon issuance. As of December 31, 2013, TCM has not issued any preferred shares.
15. Stock-Based Compensation
On May 6, 2010, TCM's shareholders approved the 2010 Long-Term Incentive Plan ("LTIP"). The LTIP allows TCM to grant stock options, share appreciation rights, restricted shares, RSUs, PSUs or shares granted as bonus compensation. The number of common shares authorized for awards under the LTIP plan is 5.8 million. Effective November 21, 2013, Mr. Perron, TCM's Chief Executive Officer, was granted a one-time inducement award comprised of stock options to purchase 400,000 shares of our common stock and 300,000 RSUs, each vesting in three equal annual installments beginning on the first anniversary of the date of grant. The stock options will be exercisable for five years from the date of grant. These grants were made as an employment inducement award outside of the LITP.
TCM does not realize a tax benefit for stock-based awards granted to Canadian employees under the current Canadian tax law. As of December 31, 2013, TCM has granted stock options, PSUs and RSUs, as discussed below.
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

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)

15. Stock-Based Compensation (Continued)

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
The following table summarizes stock option activity during the years ended December 31, 2011, 2012 and 2013:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
	(000's)	(1)	(1)
Stock options outstanding at January 1, 2011	5,200	$10.17	$20.9
Granted	346	9.98	—
Exercised	(926)	7.18	4.7
Canceled/expired/surrendered	(1,631)	8.15	—
Stock options outstanding at December 31, 2011	2,989	$12.29	$1.0
Granted	254	4.50	—
Exercised	(35)	6.02	—
Canceled/expired	(749)	12.52	—
Stock options outstanding at December 31, 2012	2,459	$11.50	$0.2
Granted	779	3.13	—
Canceled/expired/forfeited	(658)	11.95	—
Stock options outstanding at December 31, 2013	2,580	$8.86	$0.2
_______________________________________________________________________________

(1)
The weighted-average exercise price of options outstanding is shown in US dollars as the majority of the options granted starting in 2011 have a strike price denominated in US dollars. Options with a Canadian dollar strike price have been converted to US dollars for disclosure purposes using the exchange rates on the respective date of grant.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
	(000's)	(1)		(000's)	(1)
$ 2.70 - $5.83	940	$3.35	3.8	245	$3.84	3.2
$ 6.02 - $10.64	190	$8.81	0.8	181	$8.89	1.4
$11.88 - $14.04	1,250	$12.15	0.6	1,250	$12.15	1.0
$14.24 - $15.40	200	$14.24	0.6	200	$14.24	0.6
_______________________________________________________________________________

(1)
The weighted-average exercise price of options outstanding is shown in US dollars as the majority of the options granted starting in 2011 have a strike price denominated in US dollars. Options with a Canadian dollar strike price have been converted to US dollars for disclosure purposes using the exchange rates on the respective date of grant.

For the years ended December 31, 2013, 2012 and 2011, TCM recorded compensation expense related to stock options of $0.6 million, $1.0 million and $4.2 million, respectively. As of December 31, 2013, approximately 0.7 million outstanding

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)

15. Stock-Based Compensation (Continued)

options had not vested and were not exercisable. The total unrecognized compensation cost related to these options was $0.6 million as of December 31, 2013 and is expected to be recognized over a weighted-average period of 1.3 years.
As of December 31, 2013, approximately 1.9 million options had vested and were exercisable. The aggregate intrinsic value of these exercisable awards was $0.2 million as of December 31, 2013.
The weighted-average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using a Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2013	2012	2011
Weighted-average fair value of options granted (1)	$1.02	$1.63	$4.16
Expected volatility	52.5%	50.9%	67.2%
Expected life (years)	2.7	2.8	2.8
Risk-free interest rate	0.4%	0.4%	0.9%
Expected dividend yield	—%	—%	—%
_______________________________________________________________________________

(1)
The weighted-average exercise price of options granted is shown in US dollars as the majority of the options granted starting in 2011 have a strike price denominated in US dollars. Options with a Canadian dollar strike price have been converted to US dollars for disclosure purposes using the exchange rates on the respective date of grant.

Performance Share Units
As of December 31, 2013, TCM had issued a total of 1,879,066 PSUs under the LTIP, which have been granted to eligible officers. The vesting of the PSUs granted prior to January 1, 2012 is contingent upon employee service and the performance of TCM's share price relative to the established award price. At each anniversary date during the vesting period, if the per share closing price of TCM's common stock on such date is at or higher than the award price, then the awards will vest one-third on each anniversary date, and the requisite shares will be issued from authorized but unissued common stock. If the closing price is less than the award price, and therefore, the market condition is not achieved, then those PSUs do not vest and are carried forward to the following anniversary date. Any PSUs not vested at the end of the three-year vesting period will expire.
The vesting of the PSUs granted during 2013 is contingent upon two performance metrics: 1) TCM's Total Shareholder Return (TSR) relative to the Russell 2000 Index during the three-year performance period as measured by the Relative TSR performance percentage as set forth by the plan administrator and 2) the proven and probable mine reserves replaced by TCM during the three-year performance period as measured by the replacement reserves percentage determined by the plan administrator. The PSUs cliff vest three years from the date of issuance upon achievement of the above metrics.
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
For the years ended December 31, 2013, 2012 and 2011, TCM recorded compensation expense related to the PSUs of $2.3 million, $2.5 million and $1.7 million, respectively. At December 31, 2013, unrecognized compensation expense related to PSUs totaled $3.5 million that will be recognized on a straight-line basis over a weighted-average period of 1.7 years.
The following table summarizes PSU activity during the years ended December 31, 2012 and 2013:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)

15. Stock-Based Compensation (Continued)

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2012	495	$11.91
PSUs granted	381	12.01
Canceled/expired/forfeited	(31)	12.01
Outstanding at December 31, 2012	845	$11.95
PSUs granted	948	4.21
Canceled/expired/forfeited	(568)	7.69
Outstanding at December 31, 2013	1,225	$7.88
Restricted Stock Units
As of December 31, 2013, TCM had issued 2,087,478 RSUs under the LTIP and under the employment inducement award, which have been granted to certain eligible employees and directors.
TCM accounts for RSUs at fair value, which is based on the market value of TCM's common shares on the day of grant and recognized over the vesting period of 3.0 years. Upon vesting, TCM will issue the requisite shares from authorized but unissued common stock. TCM recorded $2.5 million, $2.4 million and $1.1 million of compensation expense related to its RSUs for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, unrecognized compensation expense related to restricted stock and restricted stock units totaled $3.2 million that will be recognized on a straight-line basis over a weighted-average period of 1.8 years.
The following table summarizes RSU activity during the years ended December 31, 2012 and 2013:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2012	306	$10.33
RSUs granted	413	8.82
RSUs vested and common shares issued	(72)	10.12
Canceled/expired/forfeited	(113)	9.62
Outstanding at December 31, 2012	534	$9.30
RSUs granted	1,266	2.52
RSUs vested and common shares issued	(201)	9.41
Canceled/expired/forfeited	(253)	5.58
Outstanding at December 31, 2013	1,346	$4.23
Stock-based compensation cost charged against earnings for all of TCM's stock-based awards is shown below for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Total stock-based compensation	$5.6	$6.3	$7.8
Amount capitalized to product inventory	0.1	(0.1)	(0.1)
Amount capitalized to Mt. Milligan Mine	(0.3)	(0.5)	(0.3)
Stock-based compensation expense	5.4	5.7	7.4
US tax benefit	(1.5)	(1.5)	(1.7)
Impact on net income (loss)	$3.9	$4.2	$5.7

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
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
In May 2010, the Stellat'en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and TCM alleging that Endako Mine and the mill expansion project at Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty to consult with the Stellat'en First Nation in relation to the impacts of Endako Mine and the mill expansion. The petitioners sought a declaration that the Provincial Crown did not fulfill its duty to consult with them in relation to the mill expansion project, a declaration that the mining permits and/or tenures held by TCM are invalid, an order quashing or setting aside the decision to issue a permit amendment to TCM and an injunction prohibiting further construction or alterations relating to the mill expansion project. The matter was heard by the Supreme Court of British Columbia in a hearing that took place in the first quarter of 2011. In August 2011, the Court dismissed the petitioners' claims in full. The Stellat'en First Nation subsequently filed a notice of appeal from that decision to the Court of Appeal of British Columbia seeking to have the decision of the Supreme Court of British Columbia set aside and seeking an order staying the permit amendment and any future permitting until the Province has engaged in further consultation. In September 2013, the Court of Appeal dismissed the Stellat'en First Nation’s appeal. In January 2014, the Stellat’en First Nation applied for leave from the Supreme Court of Canada to appeal the British Columbia Court of Appeal decision. The British Columbia government and TCM have filed materials with the Supreme Court of Canada in response, requesting that the Stellat’en First Nation’s application for leave to appeal be dismissed. The timing of the Supreme Court Canada’s decision on the leave application is uncertain at this time.

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

Concentrate Sales Agreements

TCM is party to three concentrate sales agreements for the sale of concentrate produced at Mt. Milligan Mine. Pursuant to these agreements, TCM has agreed to sell an aggregate of approximately 85% of the copper-gold concentrate produced at Mt. Milligan Mine during 2013 and 2014 and an aggregate of approximately 120,000 dry metric tons in each of the two calendar years thereafter. Under one of the agreements, TCM has the option to sell to the counterparty and the counterparty has the obligation to purchase from TCM additional concentrate up to an amount equal to 40,000 dry metric tons per year during each of 2015 and 2016. Pricing under these concentrate sales agreements will be determined by reference to specified published reference prices during the applicable quotation periods. Payment for the concentrate will be based on the price for the agreed copper and gold content of the parcels delivered, less smelting and refining charges and certain other deductions, if applicable. The copper smelting and refining charges will be negotiated in good faith and agreed by the parties for each contract year based on terms generally acknowledged as industry benchmark terms. The gold refining charges are as specified in the agreements.
Molybdenum Purchases
In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of December 31, 2013, TCM had commitments to purchase approximately 11.0 million pounds of molybdenum sulfide concentrate from 2014 to 2016 to be priced at a discount to the market price for molybdenum oxide at the time of purchase.
Molybdenum Sales

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
16. Commitments and Contingencies (Continued)

In the normal course of operations, TCM enters into certain molybdenum sales contracts where it sells future production at fixed prices. As of December 31, 2013, TCM had commitments to sell approximately 194 thousand pounds of molybdenum oxide in 2014 and 2015 at an average price of $13.25 per pound.
Capital Purchase Commitments
As of December 31, 2013, TCM had open purchase orders, contracts and capital purchase commitments of $16.7 million related to the Mt. Milligan permanent operations residence.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)

17. Exploration
The following table summarizes TCM's exploration expenses by project or property:

	Years Ended December 31,
	2013	2012	2011
Berg Property	$0.6	$1.1	$5.2
TC Mine	0.1	0.2	3.1
Endako Mine	—	0.3	1.4
Mt. Milligan Mine	0.1	0.1	1.0
Mt. Emmons Property	—	—	2.9
Davidson Property	0.6	0.5	0.5
Other	—	—	0.1
	$1.4	$2.2	$14.2
18. Income and Mining Tax Expense (Benefit)
Income (loss) from continuing operations before income taxes consisted of the following for the periods presented:

	Years Ended December 31,
	2013	2012	2011
Canada	$(249.0)	$(630.7)	$113.0
United States	(29.4)	(26.7)	190.3
	$(278.4)	$(657.4)	$303.3
Below is a tabular disclosure of tax expense by jurisdiction for the three years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Current
Canada	$0.6	$(6.4)	$(6.0)
United States	13.3	1.0	36.9
	$13.9	$(5.4)	$30.9
Deferred
Canada	$(32.7)	$(99.0)	$(6.4)
United States	(44.6)	(6.7)	(13.3)
	(77.3)	(105.7)	(19.7)
Total tax expense (benefit)	$(63.4)	$(111.1)	$11.2
Income and mining taxes differed from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. The differences resulted from the following items:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)

18. Income and Mining Tax Expense (Benefit) (Continued)

	Years Ended December 31,
	2013	2012	2011
Income (loss) before income and mining taxes	$(278.4)	$(657.4)	$303.3
Combined Canadian federal and provincial income tax rates	25.8%	25.0%	26.5%
Income taxes based on above rates	(71.8)	(164.4)	80.4
Increase (decrease) to income taxes due to:
Unrealized (gain) loss on warrants	—	(0.4)	(44.8)
Difference in foreign statutory tax rates	(3.2)	(3.2)	19.9
Provincial and state mining and franchise taxes	(5.6)	(20.6)	(0.1)
Non-deductible expenses	3.9	1.6	1.5
Non-taxable income	(4.6)	(0.2)	—
Asset impairments and other charges	—	16.7	—
Tax credits	0.3	(0.5)	—
Foreign tax differences	(10.2)	(10.3)	(10.3)
Depletion allowance	(19.1)	(9.4)	(32.4)
Domestic production allowance	(0.1)	—	(3.3)
Unrealized foreign exchange gain on translation of investments	2.4	(0.8)	0.9
Change in valuation allowance	40.8	84.1	(3.3)
Impact of change in tax on future income and mining taxes	2.1	(0.8)	(1.2)
Foreign exchange on deferred remeasurement	0.5	—	—
Out-of-period adjustment	—	(1.8)	—
Expiration of warrants	—	—	4.8
Equity based compensation	1.3	—	—
Other	(0.1)	(1.1)	(0.9)
Income and mining tax expense (benefit)	$(63.4)	$(111.1)	$11.2
For the year ended December 31, 2013, TCM had a tax benefit of $63.4 million compared to a tax benefit of $111.1 million and a tax expense of $11.2 million for the years ended December 31, 2012 and 2011, respectively. The tax benefit for the year ended December 31, 2012 was impacted by an immaterial correction of $1.8 million related to the British Columbia mineral tax associated with TCM’s share of the mill expansion costs at Endako Mine. TCM does not believe that the out-of-period adjustment was material to the period affected or the periods presented in this Form 10-K. In addition to the change in the valuation allowance related to the income statement for the year ended December 31, 2011, there is an additional decrease in valuation allowance related to equity due to a difference between book and tax basis on the warrant expiration tax gain in the amount of $4.8 million.
Net Deferred Tax Liabilities
Deferred tax assets and liabilities arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income and mining tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)

18. Income and Mining Tax Expense (Benefit) (Continued)

	December 31,
	2013	2012
Deferred tax assets:
Working capital	$2.4	$1.4
Tax losses and credits carried forward	192.7	146.0
Property, plant, equipment and development	255.5	145.8
Asset retirement obligations	3.5	—
Deferred compensation	3.1	7.3
Gold Stream deferred revenue	12.3	—
Other deductible temporary differences	16.3	9.2
Deferred tax assets	485.8	309.7
Valuation allowances	(246.5)	(203.4)
Total deferred tax assets, net of valuation allowance	$239.3	$106.3
Deferred tax liabilities:
Inventory	$(17.1)	$(10.4)
Other taxable temporary differences-current	(1.0)	(0.9)
Property, plant, equipment and development	(233.9)	(233.0)
Asset retirement obligations	—	(0.6)
Gold Stream deferred revenue	—	(3.4)
Other taxable temporary differences-non-current	(0.9)	(1.4)
Total deferred tax liabilities	(252.9)	(249.7)
Net deferred tax liabilities	$(13.6)	$(143.4)
At December 31, 2013, TCM had $326.2 million in loss and $108.7 million in credit carry-forwards available for tax purposes. While an insignificant portion of TCM's losses expire beyond 2015, substantially all of the carry-forwards expire beyond 2025.
A valuation allowance is recorded on some of the benefits associated with both the loss and credit carry-forwards. Some of our capital expenditures, primarily at Endako Mine and US operations, have a recorded valuation allowance as it is not more likely than not that the benefit related to the specific deferred tax assets will be realized based on the available sources of taxable income.
TCM intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, US and non-US income and withholding taxes for which deferred taxes might otherwise be required have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary's net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $1,232.4 million and $1,133.5 million as of December 31, 2013 and 2012, respectively. The additional US and non-US income and withholding tax that would arise on reversal of the temporary differences could be offset, in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred.
Income Tax Uncertainties
TCM's uncertainty in income taxes reserve, activity and amounts for unrecognized tax benefits has not been significant for any year presented.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)

18. Income and Mining Tax Expense (Benefit) (Continued)

TCM or one of its subsidiaries files income tax returns in the Canadian federal jurisdiction, US federal jurisdiction and various state and provincial jurisdictions. The tax years for TCM and its significant subsidiaries that remain subject to examination were as follows:

Jurisdiction	Years Under Examination	Additional Open Years
US Federal	—	2010-2012
Canada Federal	2011-2012	2007-2010
British Columbia	2004-2006	2007-2012
Colorado	—	2008-2012
Idaho	—	2010-2012
Pennsylvania	—	2009-2012
Utah	—	2010-2012
19. Net Income (Loss) per Share
The following is a reconciliation of net income (loss) and weighted-average common shares outstanding for purposes of calculating diluted net income (loss) per share for the three year period ended December 31, 2013:

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$(215.0)	$(546.3)	$292.1
Basic weighted-average number of shares outstanding	171.1	168.4	167.2
Effect of dilutive securities
Common stock purchase warrants	—	—	0.9
Share-based awards	—	—	0.5
Diluted weighted-average number of shares outstanding	171.1	168.4	168.6
Net income (loss) per share
Basic	$(1.26)	$(3.24)	$1.75
Diluted	$(1.26)	$(3.24)	$1.73
For the year ended December 31, 2013, TCM was in a net loss position, and approximately 2.1 million stock options, 1.2 million PSUs, 1.3 million RSUs and 44.9 million shares for the settlement of the tMEDS purchase contracts were excluded from the computation of diluted weighted-average shares.
For the year ended December 31, 2012, TCM was in a net loss position, and approximately 2.3 million stock options, 0.5 million RSUs and 47.4 million shares for the settlement of the tMEDS purchase contracts were excluded from the computation of diluted weighted-average shares.
For the year ended December 31, 2011, approximately 2.5 million stock options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the average price of TCM's common stock and 0.2 million RSUs were excluded from the computation of diluted weighted-average shares as the strike price of the units exceeded the price of common stock for the period.
20. Related Party Transactions
Total sales by TCM to Sojitz, TCM's Endako Mine joint venture partner, were $80.3 million, $90.9 million and $126.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. This represented 18.5%, 22.6% and 18.8% of TCM's total revenues for these respective years.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)

20. Related Party Transactions (Continued)

For the years ended December 31, 2013, 2012 and 2011, TCM recorded management fee income of $0.3 million, $0.3 million and $0.3 million, and selling and marketing costs of $0.5 million, $0.6 million and $0.7 million, respectively, from Sojitz.
As of December 31, 2013 and 2012, TCM's related accounts receivable owing from Sojitz were $6.3 million and $6.4 million, respectively.
21. Supplementary Cash Flow Information

	Years Ended December 31,
	2013	2012	2011
Change in working capital accounts:
Accounts receivable	$4.8	$20.5	$(16.6)
Product inventory	(63.9)	(77.8)	(30.1)
Materials and supplies inventory	(27.4)	(11.6)	(9.7)
Prepaid expenses and other current assets	(6.1)	(2.2)	1.9
Income and mining taxes receivable	11.2	(6.7)	3.7
Accounts payable and accrued liabilities	31.0	2.5	35.8
Income and mining taxes payable	(1.2)	—	(1.5)
	$(51.6)	$(75.3)	$(16.5)
Cash interest paid (1)	$81.8	$41.3	$14.5
Income and mining taxes paid, net of refunds (2)	$2.5	$2.9	$28.8
(1) For the years ended December 31, 2013, 2012 and 2011, cash interest paid of $74.7 million, $40.7 million, and $13.7 million, respectively, had been previously capitalized related to the Company's debt, as described in Note 9.
(2) For the years ended December 31, 2013 and 2012, we received $7.5 million and $9.0 million, respectively in refunds of US and Canadian income taxes related to prior year tax returns.
Non-cash Investing and Financing Activities

	Years Ended December 31,
	2013	2012	2011
Investing activities
Other investing adjustments (1)	$6.5	$4.8	$—
Acquisition of property, plant and equipment under the Equipment Facility (see Note 8) (2)	$3.9	$23.7	$8.2
Increase in capital expenditure accrual	$—	$—	$108.6
Financing activities
Capitalized debt costs (3)	$0.6	$5.1	$—
Long-term lease obligations (2)	$(3.5)	$(20.4)	$(8.2)
(1) Included capitalized depreciation.
(2) Excluded sale-leaseback capital leases.
(3) Included capitalized interest not paid in cash, amortization of deferred financing costs and debt discounts.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
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
TCM manages its credit risk from its accounts receivable through its collection activities. As of December 31, 2013, TCM had four customers who owed TCM more than $3.0 million and accounted for approximately 32.4% of total accounts and other receivables outstanding. Another seven customers had balances greater than $1.0 million but less than $3.0 million that accounted for approximately 21.1% of total accounts and other receivables. As of December 31, 2013, all of these customers were compliant with credit terms and scheduled payment dates.
TCM's maximum counterparty and credit risk exposure is the carrying value of its cash and cash equivalents and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities and fixed-rate debt, excluding the 2017 Notes, 2018 Notes, 2019 Notes and tMEDS, as discussed in Note 7, approximate fair value as of December 31, 2013.
23. Segment Information
TCM has three reportable segments, based on products and geography: Copper-Gold, US Operations Molybdenum and Canadian Operations Molybdenum. The Copper-Gold segment includes all expenditures, including all mining, milling, mine site administration, transportation, shipping, concentrate selling and refining costs and sale of concentrate from Mt. Milligan Mine. The US Operations Molybdenum segment includes all mining, milling, mine site administration, transportation, roasting and sale of molybdenum products from TC Mine and the Langeloth Facility, as well as all roasting and sales of third-party purchased material from the Langeloth Facility. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, transportation, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Inter-segment represents the elimination of management fee income, revenue and cost of sales of product transported from the Canadian Operations to the US Operations for processing.
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
Segment information for the three years ended December 31, 2013, 2012 and 2011 was as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)

23. Segment Information (Continued)

For the year ended December 31, 2013:

	Copper-Gold	US Operations Molybdenum	Canadian Operations Molybdenum	Inter- segment	Total
Revenues
Copper sales	$8.7	$—	$—	$—	$8.7
Gold sales	5.6	—	—	—	5.6
Molybdenum sales	—	319.4	81.9	(0.5)	400.8
Tolling, calcining and other	—	23.6	—	(4.3)	19.3
	14.3	343.0	81.9	(4.8)	434.4
Cost and expenses
Operating expenses	43.6	198.8	81.2	(4.7)	318.9
Selling and marketing	0.8	7.0	2.7	(1.2)	9.3
Depreciation, depletion and amortization	0.1	33.8	25.9	—	59.8
Accretion expense	0.3	1.2	0.9	—	2.4
Asset impairments	—	129.4	64.7	—	194.1
	44.8	370.2	175.4	(5.9)	584.5
Segment revenue less costs and expenses	(30.5)	(27.2)	(93.5)	1.1	(150.1)
Other segment expenses
Start-up costs	10.2	—	0.1	—	10.3
Loss on foreign exchange	12.7	0.4	0.3	—	13.4
Segment income (loss) before income and mining taxes	$(53.4)	$(27.6)	$(93.9)	$1.1	$(173.8)

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)

23. Segment Information (Continued)

For the year ended December 31, 2012:

	Copper-Gold (Development)	US Operations Molybdenum	Canadian Operations Molybdenum	Inter- segment	Total
Revenues
Molybdenum sales	$—	$302.0	$86.5	$(1.7)	$386.8
Tolling, calcining and other	—	14.7	(0.1)	—	14.6
	—	316.7	86.4	(1.7)	401.4
Cost and expenses
Operating expenses	—	273.1	103.1	(1.7)	374.5
Selling and marketing	—	6.2	3.0	(1.2)	8.0
Depreciation, depletion and amortization	—	19.7	42.6	—	62.3
Accretion expense	0.2	1.5	0.6	—	2.3
Asset impairment	—	—	530.5	—	530.5
	0.2	300.5	679.8	(2.9)	977.6
Segment revenue less costs and expenses	(0.2)	16.2	(593.4)	1.2	(576.2)
Other segment expenses (income)
Goodwill impairment	—	47.0	—	—	47.0
Start-up costs	—	—	5.5	—	5.5
Gain on foreign exchange	(3.1)	(0.8)	(1.7)	—	(5.6)
Segment income (loss) before income and mining taxes	$2.9	$(30.0)	$(597.2)	$1.2	$(623.1)
For the year ended December 31, 2011:

	Copper-Gold (Development)	US Operations Molybdenum	Canadian Operations Molybdenum	Inter- segment	Total
Revenues
Molybdenum sales	$—	$549.8	$102.1	$—	$651.9
Tolling, calcining and other	—	17.2	0.6	(0.6)	17.2
	—	567.0	102.7	(0.6)	669.1
Cost and expenses
Operating expenses	—	319.2	74.2	(0.6)	392.8
Selling and marketing	—	7.9	3.2	(1.4)	9.7
Depreciation, depletion and amortization	0.1	34.1	38.7	—	72.9
Accretion expense	—	1.5	0.4	—	1.9
	0.1	362.7	116.5	(2.0)	477.3
Segment revenue less costs and expenses	(0.1)	204.3	(13.8)	1.4	191.8
Other segment expenses
Loss on foreign exchange	4.0	0.9	2.4	—	7.3
Segment income (loss) before income and mining taxes	$(4.1)	$203.4	$(16.2)	$1.4	$184.5

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)

23. Segment Information (Continued)

Reconciliation of Segment Income to Net Income (Loss)

	Years Ended December 31,
	2013	2012	2011
Segment income (loss)	$(173.8)	$(623.1)	$184.5
Other (income) expense
Change in fair value of common stock purchase warrants	—	(1.8)	(169.2)
Land write down	0.8	—	—
General and administrative	21.6	27.6	26.5
Exploration	1.4	2.2	14.2
Interest expense (income), net	23.1	11.7	3.1
(Gain) loss on foreign exchange	57.4	(6.6)	5.8
Corporate depreciation	1.4	1.7	1.8
Other	(1.1)	(0.5)	(1.0)
Income (loss) before income and mining taxes	(278.4)	(657.4)	303.3
Income and mining tax (benefit) expense	(63.4)	(111.1)	11.2
Net income (loss)	$(215.0)	$(546.3)	$292.1
Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, was as follows:

As of December 31, 2013	Copper-Gold (1)	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment	Total
Capital expenditures (2)	$419.1	$5.3	$4.3	$0.2	$428.9
Property, plant, equipment and development	$2,290.4	$129.2	$115.6	$2.8	$2,538.0
Assets	$2,402.9	$395.1	$170.9	$116.6	$3,085.5
Liabilities	$851.8	$49.5	$30.9	$1,047.1	$1,979.3

As of December 31, 2012	Copper-Gold (Development)	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment	Total
Capital expenditures (3)	$660.1	$23.3	$87.4	$0.7	$771.5
Property, plant, equipment and development	$2,058.7	$285.5	$189.5	$5.2	$2,538.9
Assets	$2,147.2	$473.9	$257.1	$532.0	$3,410.2
Liabilities	$868.5	$83.3	$19.5	$1,037.0	$2,008.3

(1) Included $18.1 million in permanent operations residence capital expenditure and $12.0 million in operations capital expenditure at Mt. Milligan Mine. Excluded $2.3 million of deposits made to one vendor, which occurred in the first quarter of 2013.
(2) Capital expenditures were for the twelve months ended December 31, 2013.
(3)  Capital expenditures were for the twelve months ended December 31, 2012.

Revenues by geographic region are as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)

23. Segment Information (Continued)

	For the Years Ended December 31,
	2013		2012		2011
	$	%	$	%	$	%
North America	$231.9	53.4%	$212.6	53.0%	$326.4	48.8%
Japan	66.7	15.4%	79.1	19.7%	108.0	16.1%
Europe	69.8	16.1%	54.5	13.6%	118.6	17.7%
India	27.1	6.2%	19.5	4.9%	32.7	4.9%
Korea	10.9	2.5%	11.4	2.8%	16.6	2.5%
Brazil	15.6	3.6%	10.5	2.6%	11.3	1.7%
Other	12.4	2.8%	13.8	3.4%	55.5	8.3%
Total revenues	$434.4	100.0%	$401.4	100.0%	$669.1	100.0%
Revenues for geographic areas are classified based on the customer location. European sales are primarily to customers in Austria, the Netherlands, Germany, Switzerland and the United Kingdom.
24. Summary of Quarterly Financial Data (Unaudited)
The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2013, 2012 and 2011:

For the Year December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$108.7	$117.8	$90.8	$117.1
Net income (loss)	$0.9	$(19.2)	$13.8	$(210.5)
Basic net income (loss) per share	$0.01	$(0.11)	$0.08	$(1.24)
Diluted net income (loss) per share	$—	$(0.11)	$0.06	$(1.24)

For the Year December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$113.6	$113.5	$74.9	$99.4
Net income (loss)	$1.1	$(14.8)	$(48.2)	$(484.4)
Basic net income (loss) per share	$0.01	$(0.09)	$(0.29)	$(2.87)
Diluted net income (loss) per share	$0.01	$(0.09)	$(0.29)	$(2.87)

For the Year December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$206.7	$190.9	$154.8	$116.7
Net income (loss)	$128.9	$116.8	$45.6	$0.8
Basic net income (loss) per share	$0.78	$0.70	$0.27	$—
Diluted net income (loss) per share	$0.73	$0.68	$0.27	$—
25. Guarantor Financial Information
TCM has not presented separate combined financial statements of subsidiary guarantors that guarantee the 2017 Notes, 2018 Notes and 2019 Notes, because (1) each of the subsidiary guarantors is wholly owned by TCM; (2) the guarantees are full

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)

25. Guarantor Financial Information (Continued)

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
The Chief Executive Office and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM's disclosure controls and procedures were not effective as of December 31, 2013 because of the material weaknesses in TCM’s internal control over financial reporting described below.
Changes in Internal Control over Financial Reporting
Other than the identification of the control deficiencies described above, there was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
The management of TCM is responsible for establishing and maintaining adequate internal control over financial reporting. TCM’s internal control over financial reporting is a system designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. TCM’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that its receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on its financial statements.
Management assessed the effectiveness of TCM’s internal control over financial reporting as of December 31, 2013 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992) (“Framework”). Based on this assessment, management identified material weaknesses in its internal control over financial reporting as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.
The following control deficiencies were identified related to the Mt. Milligan mine site and were determined to be material weaknesses in internal control over financial reporting as of December 31, 2013:

•	inadequate management oversight and monitoring of certain financial controls related to the Mt. Milligan mine site;

•	ineffective controls over the accuracy and valuation of inventory, including the accuracy of periodic physical counts and the accuracy of the assumptions used in the valuation;

•
ineffective controls over the recognition and measurement of capitalized costs related to property, plant & equipment, specifically, cut-off procedures related to accrued liabilities and the allocation between capitalized costs and expenses.

As a result of the above-described material weaknesses, management concluded that, as of December 31, 2013, there was a reasonable possibility that a material misstatement could have occurred in the interim and annual financial statements that would not have been detected on a timely basis as a result of the operating ineffectiveness of these controls and, therefore, that our internal control over financial reporting was not effective as of December 31, 2013 under the COSO 1992 Framework criteria.
The material weaknesses resulted in material misstatements in the preliminary consolidated financial statements in the fourth quarter of 2013 related to product inventory, property, plant, equipment and development, net, accounts payable and accrued liabilities, operating expenses, start-up costs and interest and finance fees which were identified and corrected by TCM prior to the issuance of the annual consolidated financial statements in our annual report on Form 10-K.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an adverse audit report on the effectiveness of our internal control over financial reporting which is included in Item 8 of this Form 10-K.
Management's Plans for Remediation of the Material Weakness
TCM has been and is continuing to implement changes in its internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses. Prior to issuance of the consolidated financial statements as of December 31, 2013 included in this Annual Report on Form 10-K and in the subsequent months, we are undertaking the following remediation plans and actions:

•	improving management oversight of the processes and procedures at, and the timely review of financial information from, the Mt. Milligan site; and

•
replacing the leadership team at Mt. Milligan as of January 2014 to include experienced and trusted individuals from TCM’s other operations, and implementing personnel changes across all levels of site management, including financial reporting and operations.

As management implements these plans, management may determine that additional steps may be necessary to remediate the material weaknesses.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Thompson Creek Metals Company Inc.:

We have audited Thompson Creek Metals Company Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Thompson Creek Metals Company Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to inadequate management oversight and monitoring of certain financial controls related to the Mt. Milligan mine site, ineffective controls over the accuracy and valuation of inventory and the recognition and measurement of property, plant & equipment at the Mt. Milligan mine site, have been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2013 of Thompson Creek Metals Company Inc. and subsidiaries. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated February 20, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Thompson Creek Metals Company Inc. has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by COSO.

/s/ KPMG LLP
Denver, Colorado
February 20, 2014
ITEM 9B.   OTHER INFORMATION
None.
PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our definitive proxy statement for the 2014 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2013.
ITEM 11.   EXECUTIVE COMPENSATION
Incorporated by reference from our definitive proxy statement for the 2014 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2013.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our definitive proxy statement for the 2014 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2013, with the exception of those items listed below.
Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2013 with respect to shares of common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(4)	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column(5)
Equity compensation plans approved by stockholders(1)(2)	4,450,307	$9.96	2,257,743
Equity compensation plans not approved by stockholders(3)	700,000	2.87	—
Total	5,150,307	$8.86	2,257,743
_______________________________________________________________________________

(1)
Included in this category are the following equity compensation plans, which have been approved by the Company’s shareholders: our Amended Incentive Stock Option Plan (the "2007 Plan"), 2010 Long-Term Incentive Plan (the "2010 Plan") and 2010 Employee Stock Purchase Plan (the "ESPP").

(2)
Included 2,570,717 shares subject to restricted stock units ("RSUs") or performance share units ("PSUs") that entitle each holder thereof to one share of common stock for each unit that vests over the holder's period of continued service and/or the satisfaction or attainment of specified performance criteria.

(3)
Included in this category is a one-time inducement award granted to our Chief Executive Officer in connection with his commencement of employment with us comprised of stock options to purchase 400,000 shares of our common stock and 300,000 restricted share units, each vesting in three equal annual installments beginning on the first anniversary of the date of grant.

(4)
Calculated without taking into account 2,570,717 shares of common stock subject to outstanding RSUs and PSUs that will become issuable following the vesting of those units and awards, without any cash consideration or other payment required for those shares. Beginning in 2011, the majority of option, warrants and rights grants have a strike price denominated in US dollars and, as such, those with a Canadian dollar strike price have been converted to US dollars for disclosure purposes using the exchange rates on the respective date of grant.

(5)
The ESPP was suspended effective July 1, 2013 pending approval by our shareholders of an amended plan that will make additional shares available for issuance under the plan. We intend to submit an amended plan to our shareholders for approval at our May 2014 annual shareholders' meeting.

The 2010 Plan was approved by our stockholders and became effective in May 2010, after which time no new equity awards may be made under the 2007 Plan. The 2010 Plan provides that any shares with respect to awards under the 2007 Plan that are forfeited or canceled after the effective date of the 2010 Plan will thereafter become eligible for issuance under the 2010 Plan. The ESPP was approved by our stockholders in May 2010 and became effective on July 1, 2010.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the registrant's definitive proxy statement for the 2014 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2013.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the registrant's definitive proxy statement for the 2014 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2013.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

1. Financial Statements
The following financial statements of TCM and its subsidiaries are included at the indicated pages of the document as stated below:

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

2. Exhibits:

Exhibit Number	Description
3.1	Notice of Articles, dated October 21, 2013 (incorporated by reference to Exhibit 4.1 to TCM's Registration Statement on Form S-8 filed with the SEC on November 22, 2013).
3.2	Certificate of Continuation, dated July 29, 2008 (incorporated by reference to Exhibit 3.1 to TCM's Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on March 1, 2010).
3.3	Articles of Continuance, effective July 21, 2008 (incorporated by reference to Exhibit 99.1 to TCM's Report on Form 6-K filed with the SEC on August 27, 2008).
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

10.6
Amending Agreement, dated March 6, 2012, among Caterpillar Financing Services Limited, TCM and Terrane Metals Corp. (incorporated by reference to Exhibit 10.6 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

10.7
Amending Agreement, dated August 24, 2012, among Caterpillar Financial Services Limited, TCM and Terrane Metals Corp. (incorporated by reference to Exhibit 10.7 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Exhibit Number	Description
10.8
Amending Agreement, dated November 12, 2012, among Caterpillar Financial Services Limited, TCM and Terrane Metals Corp. (incorporated by reference to Exhibit 10.8 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

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

10.16
Amendment No. 1 to Copper Concentrate Sales Agreement, dated July 10, 2013, among Terrane Metals Corp., TCM and Glencore Ltd. (incorporated by reference to Exhibit 10.1 to TCM's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013).

10.17
Option Agreement, dated July 16, 1986, between Richard Haslinger and Lincoln Resources Inc. (incorporated by reference to Exhibit 10.16 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

10.18
Amendment to the Option Agreement, dated 1987, between Richard Haslinger and Lincoln Resources Inc. (incorporated by reference to Exhibit 10.17 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

†10.19
Employment Agreement, dated August 1, 2013, between Thompson Creek Metals Company USA ("Thompson Creek USA") and Jacques Perron (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on August 8, 2013).

†10.20
Amended and Restated Employment Agreement between Thompson Creek USA and Kevin Loughrey dated December 30, 2009 (incorporated by reference to Exhibit 10.2 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

†10.21
Amendment to Employment Agreement between Thompson Creek USA and Kevin Loughrey dated September 27, 2010 (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).

†10.22
Amendment No. 2 to Employment Agreement between Thompson Creek USA and Kevin Loughrey dated February 23, 2011 (incorporated by reference to Exhibit 10.14 to TCM's Annual Report on Form 10-K filed with the SEC on February 24, 2011).

†10.23
Amended and Restated Employment Agreement, dated December 28, 2009, between Thompson Creek USA and Pamela L. Saxton (incorporated by reference to Exhibit 10.4 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

†10.24
Amendment to Employment Agreement, dated September 27, 2010, between Thompson Creek USA and Pamela L. Saxton (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).

†10.25	Amendment No. 2 to Employment Agreement, dated February 23, 2011, between Thompson Creek USA and Pamela L. Saxton.

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Exhibit Number	Description
†10.26
Amended and Restated Employment Agreement, dated May 23, 2011, between Thompson Creek USA and S. Scott Shellhaas (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on May 24, 2011).

†10.27
Amended and Restated Employment Agreement between Thompson Creek USA and Mark A. Wilson dated December 30, 2009 (incorporated by reference to Exhibit 10.5 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

†10.28
Amendment to Employment Agreement between Thompson Creek USA and Mark A. Wilson dated September 27, 2010 (incorporated by reference to Exhibit 10.4 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).

†10.29
Amendment No. 2 to Employment Agreement between Thompson Creek USA and Mark A. Wilson dated February 23, 2011 (incorporated by reference to Exhibit 10.23 to TCM's Annual Report on Form 10-K filed with the SEC on February 24, 2011).

†10.30
Employment Agreement, dated September 7, 2010, between Thompson Creek USA and Wendy Cassity (incorporated by reference to Exhibit 10.3 to TCM's Current Report on Form 10-Q filed with the SEC on May 6, 2011).

†10.31
Amendment Number One to Employment Agreement, dated February 23, 2011, between Thompson Creek USA and Wendy Cassity (incorporated by reference to Exhibit 10.4 to TCM's Quarterly Report on Form 10-Q filed with the SEC on May 6, 2011).

†10.32
Thompson Creek Metals Company Inc. Amended Incentive Stock Option Plan (incorporated by reference to Exhibit 99.30 to TCM's Registration Statement on Form 40-F (File No. 001-33783) filed with the SEC on October 30, 2007).

†10.33	Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit B to TCM's Definitive Proxy Statement filed with the SEC on April 8, 2010).
†10.34	Amendments to the Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to the Supplement to Definitive Proxy Statement filed with the SEC on April 23, 2010).
†10.35
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the May 6, 2010 to May 6, 2013 performance period and the May 6, 2011 to May 6, 2014 performance period (incorporated by reference to Exhibit 10.8 to TCM's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010).

†10.36
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2012 to December 31, 2014 performance period (incorporated by reference to Exhibit 10.33 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

†10.37
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2013 to December 31, 2015 performance period (incorporated by reference to Exhibit 10.37 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

†10.38
Form of Amended and Restated Restricted Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.35 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

†10.39
Form of Amended and Restated Restricted Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for grants to executives made on or after February 22, 2013 (incorporated by reference to Exhibit 10.38 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

†10.40
Form of Amended and Restated Stock Option Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to TCM's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010).

†10.41
Form of Amended and Restated Stock Option Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for grants made to executives on or after February 22, 2013 (incorporated by reference to Exhibit 10.39 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

†10.42
Amendment to Restricted Share Unit Award Agreement, dated March 5, 2013, between TCM and Kevin Loughrey (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.43
Amendment to Performance Share Unit Award Agreement, dated March 5, 2013, between TCM and Kevin Loughrey (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.44
Amendment to Performance Share Unit Award Agreement, dated March 4, 2013, between TCM and S. Scott Shellhaas (incorporated by reference to Exhibit 10.3 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Exhibit Number	Description
†10.45
Amendment to Restricted Share Unit Award Agreement, dated March 4, 2013, between TCM and Pamela L. Saxton (incorporated by reference to Exhibit 10.4 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.46
Amendment to Performance Share Unit Award Agreement, dated March 4, 2013, between TCM and Pamela L. Saxton (incorporated by reference to Exhibit 10.5 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.47
Amendment to Restricted Share Unit Award Agreement, dated March 1, 2013, between TCM and Mark Wilson (incorporated by reference to Exhibit 10.6 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.48
Amendment to Performance Share Unit Award Agreement, dated March 1, 2013, between TCM and Mark Wilson (incorporated by reference to Exhibit 10.7 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.49
Amendment to Performance Share Unit Award Agreement, dated March 1, 2013, between TCM and Wendy Cassity (incorporated by reference to Exhibit 10.8 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.50
Form of Indemnification Agreement between TCM and each director and executive officer (incorporated by reference to Exhibit 10.40 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

†10.51	Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to TCM's Definitive Proxy Statement filed with the SEC on April 8, 2010).
†10.52
First Amendment to Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on September 7, 2010).

†10.53	Non-Employee Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).
†10.54	First Amendment to Non-Employee Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.43 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).
*12.1	Computation of Ratio of Earnings to Fixed Charges
*21.1	Subsidiaries of TCM.
*23.1	Consent of KPMG LLP.
*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This` document is being furnished in accordance with SEC Release No. 33-8328.
*95	Mine Safety Disclosures.
*101
The following materials from the Annual Report on Form 10-K of Thompson Creek Metals Company Inc. for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

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

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Littleton, State of Colorado, on February 20, 2014.

THOMPSON CREEK METALS COMPANY INC.

/s/ JACQUES PERRON
Jacques Perron Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on February 20, 2014.

Signature	Title

/s/ JACQUES PERRON	Chief Executive Officer and Director
Jacques Perron
/s/ TIMOTHY J. HADDON	Chairman of the Board
Timothy J. Haddon
/s/ DENIS C. ARSENAULT	Director
Denis C. Arsenault
/s/ CAROL T. BANDUCCI	Director
Carol T. Banducci
/s/ JAMES L. FREER	Director
James L. Freer
/s/ JAMES P. GEYER	Director
James P. Geyer
/s/ THOMAS J. O'NEIL	Director
Thomas J. O'Neil
/s/ PAMELA L. SAXTON	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pamela L. Saxton

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Exhibit Number	Description
3.1	Notice of Articles, dated October 21, 2013 (incorporated by reference to Exhibit 4.1 to TCM's Registration Statement on Form S-8 filed with the SEC on November 22, 2013).
3.2	Certificate of Continuation, dated July 29, 2008 (incorporated by reference to Exhibit 3.1 to TCM's Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on March 1, 2010).
3.3	Articles of Continuance, effective July 21, 2008 (incorporated by reference to Exhibit 99.1 to TCM's Report on Form 6-K filed with the SEC on August 27, 2008).
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

10.6
Amending Agreement, dated March 6, 2012, among Caterpillar Financing Services Limited, TCM and Terrane Metals Corp. (incorporated by reference to Exhibit 10.6 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

10.7
Amending Agreement, dated August 24, 2012, among Caterpillar Financial Services Limited, TCM and Terrane Metals Corp. (incorporated by reference to Exhibit 10.7 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Exhibit Number	Description
10.8
Amending Agreement, dated November 12, 2012, among Caterpillar Financial Services Limited, TCM and Terrane Metals Corp. (incorporated by reference to Exhibit 10.8 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

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

10.16
Amendment No. 1 to Copper Concentrate Sales Agreement, dated July 10, 2013, among Terrane Metals Corp., TCM and Glencore Ltd. (incorporated by reference to Exhibit 10.1 to TCM's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013).

10.17
Option Agreement, dated July 16, 1986, between Richard Haslinger and Lincoln Resources Inc. (incorporated by reference to Exhibit 10.16 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

10.18
Amendment to the Option Agreement, dated 1987, between Richard Haslinger and Lincoln Resources Inc. (incorporated by reference to Exhibit 10.17 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

†10.19
Employment Agreement, dated August 1, 2013, between Thompson Creek Metals Company USA ("Thompson Creek USA") and Jacques Perron (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on August 8, 2013).

†10.20
Amended and Restated Employment Agreement between Thompson Creek USA and Kevin Loughrey dated December 30, 2009 (incorporated by reference to Exhibit 10.2 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

†10.21
Amendment to Employment Agreement between Thompson Creek USA and Kevin Loughrey dated September 27, 2010 (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).

†10.22
Amendment No. 2 to Employment Agreement between Thompson Creek USA and Kevin Loughrey dated February 23, 2011 (incorporated by reference to Exhibit 10.14 to TCM's Annual Report on Form 10-K filed with the SEC on February 24, 2011).

†10.23
Amended and Restated Employment Agreement, dated December 28, 2009, between Thompson Creek USA and Pamela L. Saxton (incorporated by reference to Exhibit 10.4 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

†10.24
Amendment to Employment Agreement, dated September 27, 2010, between Thompson Creek USA and Pamela L. Saxton (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).

†10.25	Amendment No. 2 to Employment Agreement, dated February 23, 2011, between Thompson Creek USA and Pamela L. Saxton.

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Exhibit Number	Description
†10.26
Amended and Restated Employment Agreement, dated May 23, 2011, between Thompson Creek USA and S. Scott Shellhaas (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on May 24, 2011).

†10.27
Amended and Restated Employment Agreement between Thompson Creek USA and Mark A. Wilson dated December 30, 2009 (incorporated by reference to Exhibit 10.5 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

†10.28
Amendment to Employment Agreement between Thompson Creek USA and Mark A. Wilson dated September 27, 2010 (incorporated by reference to Exhibit 10.4 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).

†10.29
Amendment No. 2 to Employment Agreement between Thompson Creek USA and Mark A. Wilson dated February 23, 2011 (incorporated by reference to Exhibit 10.23 to TCM's Annual Report on Form 10-K filed with the SEC on February 24, 2011).

†10.30
Employment Agreement, dated September 7, 2010, between Thompson Creek USA and Wendy Cassity (incorporated by reference to Exhibit 10.3 to TCM's Current Report on Form 10-Q filed with the SEC on May 6, 2011).

†10.31
Amendment Number One to Employment Agreement, dated February 23, 2011, between Thompson Creek USA and Wendy Cassity (incorporated by reference to Exhibit 10.4 to TCM's Quarterly Report on Form 10-Q filed with the SEC on May 6, 2011).

†10.32
Thompson Creek Metals Company Inc. Amended Incentive Stock Option Plan (incorporated by reference to Exhibit 99.30 to TCM's Registration Statement on Form 40-F (File No. 001-33783) filed with the SEC on October 30, 2007).

†10.33	Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit B to TCM's Definitive Proxy Statement filed with the SEC on April 8, 2010).
†10.34	Amendments to the Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to the Supplement to Definitive Proxy Statement filed with the SEC on April 23, 2010).
†10.35
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the May 6, 2010 to May 6, 2013 performance period and the May 6, 2011 to May 6, 2014 performance period (incorporated by reference to Exhibit 10.8 to TCM's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010).

†10.36
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2012 to December 31, 2014 performance period (incorporated by reference to Exhibit 10.33 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

†10.37
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2013 to December 31, 2015 performance period (incorporated by reference to Exhibit 10.37 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

†10.38
Form of Amended and Restated Restricted Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.35 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

†10.39
Form of Amended and Restated Restricted Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for grants to executives made on or after February 22, 2013 (incorporated by reference to Exhibit 10.38 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

†10.40
Form of Amended and Restated Stock Option Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to TCM's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010).

†10.41
Form of Amended and Restated Stock Option Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for grants made to executives on or after February 22, 2013 (incorporated by reference to Exhibit 10.39 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

†10.42
Amendment to Restricted Share Unit Award Agreement, dated March 5, 2013, between TCM and Kevin Loughrey (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.43
Amendment to Performance Share Unit Award Agreement, dated March 5, 2013, between TCM and Kevin Loughrey (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Exhibit Number	Description
†10.44
Amendment to Performance Share Unit Award Agreement, dated March 4, 2013, between TCM and S. Scott Shellhaas (incorporated by reference to Exhibit 10.3 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.45
Amendment to Restricted Share Unit Award Agreement, dated March 4, 2013, between TCM and Pamela L. Saxton (incorporated by reference to Exhibit 10.4 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.46
Amendment to Performance Share Unit Award Agreement, dated March 4, 2013, between TCM and Pamela L. Saxton (incorporated by reference to Exhibit 10.5 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.47
Amendment to Restricted Share Unit Award Agreement, dated March 1, 2013, between TCM and Mark Wilson (incorporated by reference to Exhibit 10.6 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.48
Amendment to Performance Share Unit Award Agreement, dated March 1, 2013, between TCM and Mark Wilson (incorporated by reference to Exhibit 10.7 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.49
Amendment to Performance Share Unit Award Agreement, dated March 1, 2013, between TCM and Wendy Cassity (incorporated by reference to Exhibit 10.8 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.50
Form of Indemnification Agreement between TCM and each director and executive officer (incorporated by reference to Exhibit 10.40 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

†10.51	Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to TCM's Definitive Proxy Statement filed with the SEC on April 8, 2010).
†10.52
First Amendment to Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on September 7, 2010).

†10.53	Non-Employee Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).
†10.54	First Amendment to Non-Employee Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.43 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).
*12.1	Computation of Ratio of Earnings to Fixed Charges
*21.1	Subsidiaries of TCM.
*23.1	Consent of KPMG LLP.
*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This` document is being furnished in accordance with SEC Release No. 33-8328.
*95	Mine Safety Disclosures.
*101
The following materials from the Annual Report on Form 10-K of Thompson Creek Metals Company Inc. for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

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