Form 10-Q
period 2014-03-31
Thompson Creek Metals Co Inc.
filed 2014-05-12
CIK 1415020

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Or
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
As of May 9, 2014, there were 171,757,166 shares of the registrant's common stock, no par value, outstanding.

Thompson Creek Metals Company Inc.

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

		March 31,	December 31,
(US dollars in millions, except share amounts)	Note	2014	2013
ASSETS
Current assets
Cash and cash equivalents		$202.7	$233.9
Accounts receivable, net	2	54.5	47.8
Accounts receivable-joint venture partner	15	8.3	6.3
Product inventory	3	120.0	122.1
Materials and supplies inventory		59.2	65.8
Prepaid expenses and other current assets		10.4	13.2
Income and mining taxes receivable	13	3.8	4.4
Restricted cash		1.8	2.5
Deferred income tax assets	13	0.1	—
		460.8	496.0
Property, plant, equipment and development, net	4	2,436.8	2,538.0
Restricted cash		5.7	5.7
Reclamation deposits		17.4	7.4
Other assets		30.8	24.2
Deferred income tax assets	13	32.0	14.2
		$2,983.5	$3,085.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities		$96.0	$104.9
Income, mining and other taxes payable		1.7	0.7
Current portion of Gold Stream deferred revenue	9	27.6	21.3
Current portion of long-term debt	8 & 10	15.6	15.4
Current portion of long-term lease obligations	7	22.0	21.8
Deferred income tax liabilities	13	15.7	14.4
Other current liabilities		2.5	2.1
		181.1	180.6
Gold Stream deferred revenue	9	751.4	759.4
Long-term debt	8 & 10	903.0	906.9
Long-term lease obligations	7	63.0	68.7
Other liabilities		6.8	6.5
Asset retirement obligations		43.8	43.8
Deferred income tax liabilities	13	12.3	13.4
		1,961.4	1,979.3
Commitments and contingencies	12
Shareholders' equity
Common stock, no-par, 171,762,481 and 171,452,069 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively		1,030.2	1,028.9
Additional paid-in capital		230.0	230.7
Retained earnings (deficit)		(161.8)	(122.7)
Accumulated other comprehensive income (loss)		(76.3)	(30.7)
		1,022.1	1,106.2
		$2,983.5	$3,085.5
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(US dollars in millions, except per share amounts)	2014	2013
REVENUES
Copper sales	$29.8	$—
Gold sales	24.4	—
Molybdenum sales	102.9	104.7
Tolling, calcining and other	3.9	4.0
Total revenues	161.0	108.7
COSTS AND EXPENSES
Cost of sales
Operating expenses	107.8	68.6
Depreciation, depletion and amortization	28.4	12.8
Total cost of sales	136.2	81.4
Selling and marketing	4.1	2.3
Accretion expense	0.9	0.8
General and administrative	6.6	7.1
Exploration	0.1	0.1
Total costs and expenses	147.9	91.7
OPERATING INCOME (LOSS)	13.1	17.0
OTHER (INCOME) EXPENSE
(Gains) losses on foreign exchange, net	46.5	19.4
Interest and finance fees	23.6	0.1
Interest income	(0.1)	(0.2)
Other	(2.8)	—
Total other (income) expense	67.2	19.3
Income (loss) before income and mining taxes	(54.1)	(2.3)
Total income and mining tax expense (benefit)	(15.0)	(3.2)
NET INCOME (LOSS)	$(39.1)	$0.9
COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(45.6)	(26.1)
Total other comprehensive income (loss)	(45.6)	(26.1)
Total comprehensive income (loss)	$(84.7)	$(25.2)

NET INCOME (LOSS) PER SHARE
Basic	$(0.23)	$0.01
Diluted	$(0.23)	$—
Weighted-average number of common shares
Basic	171.6	169.7
Diluted	171.6	216.3
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(US dollars in millions)	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(39.1)	$0.9
Items not affecting cash:
Depreciation, depletion and amortization	28.4	12.8
Recognition of deferred revenue	(1.7)	—
Accretion expense	0.9	0.8
Amortization of finance fees	1.3	—
Stock-based compensation	1.1	1.4
Materials and supplies inventory write downs	0.1	—
Product inventory write downs	5.1	4.7
Deferred income tax benefit	(17.1)	(6.7)
Unrealized (gain) loss on derivative instruments	(0.4)	—
Unrealized foreign exchange (gain) loss	47.6	19.6
Change in working capital accounts (Note 16)	(10.0)	(18.2)
Cash generated by (used in) operating activities	16.2	15.3
INVESTING ACTIVITIES
Capital expenditures	(21.8)	(155.1)
Capitalized interest payments	(6.3)	(7.9)
Restricted cash	0.6	11.4
Reclamation deposit	(10.0)	(0.2)
Cash generated by (used in) investing activities	(37.5)	(151.8)
FINANCING ACTIVITIES
Proceeds from the Gold Stream Arrangement	—	62.0
Proceeds from equipment financings	—	27.3
Repayments of equipment financings	(5.3)	(6.2)
Repayment of long-term debt	(3.7)	(3.9)
Proceeds (costs) from issuance of common shares, net	—	0.4
Cash generated by (used in) financing activities	(9.0)	79.6
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.9)	(0.6)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31.2)	(57.5)
Cash and cash equivalents, beginning of period	233.9	526.8
Cash and cash equivalents, end of period	$202.7	$469.3
Supplementary cash flow information (Note 16)
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
(US dollars in millions, except share data in thousands)	Shares	Amount
Balances at December 31, 2013	171,452	$1,028.9	$230.7	$(122.7)	$(30.7)	$1,106.2
Amortization of stock-based compensation	—	—	1.0	—	—	1.0
Shares issued under stock-based compensation	310	1.3	(1.7)	—	—	(0.4)
Comprehensive income (loss):
Net income (loss)	—	—	—	(39.1)	—	(39.1)
Foreign currency translation	—	—	—	—	(45.6)	(45.6)
Total comprehensive income (loss)						(84.7)
Balances at March 31, 2014	171,762	$1,030.2	$230.0	$(161.8)	$(76.3)	$1,022.1
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements- Unaudited
(US dollars in millions, except per share amounts)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted. This report should be read in conjunction with Thompson Creek Metals Company Inc.'s (“TCM,” “Company,” “we,” “us” or “our”) consolidated financial statements and notes contained in its Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other quarter or for the year ending December 31, 2014.
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
2. Accounts Receivable, Net
Accounts receivable are carried at their estimated collectible amounts. Accounts receivable included net trade receivables of $49.5 million, and other receivables of $5.0 million at March 31, 2014 and trade receivables of $41.6 million and other receivables of $6.2 million at December 31, 2013. Other receivables consisted of $1.8 million and $3.3 million of Goods and Services Sales Tax refunds and Canadian Harmonized Sales Tax refunds as of March 31, 2014 and December 31, 2013, respectively.
3. Inventory
The carrying value of product inventory was as follows:

(US$ in millions)	March 31, 2014	December 31, 2013
Finished product	$80.1	$67.3
Work-in-process	14.7	28.0
Stockpiled ore	25.2	26.8
	$120.0	$122.1

As of March 31, 2014 and March 31, 2013, the carrying value of TCM's concentrate and molybdenum inventory exceeded the market value, resulting in write downs of $6.9 million and $5.6 million, respectively.

The following table sets forth the inventory write downs in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods presented:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
3. Inventory (Continued)

	Three Months Ended
(US$ in millions)	March 31, 2014	March 31, 2013
Canadian Operations Molybdenum
Operating expense	$5.1	$4.7
Depreciation, depletion and amortization	1.8	0.9
	$6.9	$5.6

4. Property, Plant, Equipment and Development, Net
Property, plant, equipment and development, net, was comprised of the following:

(US$ in millions)	March 31, 2014	December 31, 2013
Mining properties and mineral reserves	$771.7	$768.6
Mining and milling equipment and facilities	1,586.1	1,661.2
Processing facilities	168.8	168.5
Construction-in-progress	47.4	42.7
Other	15.9	18.3
	2,589.9	2,659.3
Less: Accumulated depreciation, depletion and amortization	(153.1)	(121.3)
	$2,436.8	$2,538.0
The construction-in-progress balance included $37.6 million and $33.2 million related to Mt. Milligan Mine as of March 31, 2014 and December 31, 2013, respectively. The construction-in-progress balance at March 31, 2014 consisted of $28.5 million related to construction of a permanent operations residence, $6.1 million for Phase 2 of the tailings facility system and $3.0 million for other items for Mt. Milligan Mine.
5. Derivative Financial Instruments
TCM enters into various derivative financial instruments in the normal course of operations to manage exposure to the market prices for its products, including copper, gold and molybdenum. TCM does not apply hedge accounting to its derivative instruments. Accordingly, changes in fair value of derivative instruments are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception.
The following table provides details about the fair values of TCM's derivative assets and liabilities:

	Fair Value as of
(US$ in millions)	March 31, 2014	December 31, 2013
Assets (a)
Commodity contracts	$0.3	$0.2
Forward currency contracts	0.3	—
Total	$0.6	$0.2
(a) TCM's derivative assets are included in prepaid expenses and other current assets, and derivative liabilities are included in other current liabilities. Certain derivative instruments, such as provisionally-priced contracts and forward currency contracts, have an immaterial fair value as of the balance sheet dates, while the change in the fair value during the three months ended March 31, 2014 and 2013 are disclosed below. TCM is exposed to credit risk when counterparties with which it has entered into derivative transactions are unable to pay. To reduce counterparty credit exposure, TCM deals

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) -Unaudited
(US dollars in millions, except per share amounts)
5. Derivative Financial Instruments (Continued)

primarily with large, credit-worthy financial institutions and companies and limits credit exposure to each. TCM believes the counterparties to the contracts to be credit-worthy entities and, therefore, TCM believes credit risk of counterparty non-performance is relatively low, and, as such, the fair value of the derivatives has not been adjusted.
The following table sets forth the gains (losses) on derivative instruments for periods presented:

(US$ in millions)		Three Months Ended
Derivative Type	Statement of Operations Classification	March 31, 2014	March 31, 2013
Royal Gold hedges	Gold sales	$0.1	$—
Other commodity contracts	Operating expenses	$—	$0.1
Forward currency contracts	Gain (loss) on foreign exchange, net	$0.6	$—
Royal Gold Hedges and Other Commodity Contracts
TCM must satisfy its obligation under the Gold Stream Arrangement (discussed in Note 9) by delivering gold to Royal Gold after TCM receives payment from third party purchasers, including offtakers and traders, that purchase concentrate from Mt. Milligan Mine ("MTM Customers"). In connection with TCM's first 12 shipments of concentrate from Mt. Milligan Mine, TCM must pay Royal Gold a percentage of the provisional payments received from MTM Customers within two days of receiving the provisional payment. The percentage of the provisional payments required to be paid to Royal Gold declines over the 12 shipments, declining to nil after the 12th shipment for the life of the agreement. After the 12th shipment, TCM is required to pay Royal Gold upon receipt of final payment from the applicable MTM Customers.
TCM receives payment from MTM Customers in cash, thus requiring the purchase of gold in order to satisfy the obligation to pay Royal Gold in gold. In order to hedge its gold price risk that arises when physical purchase and concentrate sales pricing periods do not match, TCM has entered into certain forward gold purchase and sales contracts where it purchases gold at an average price during a quotational period and sells gold at a spot price. TCM records its commodity contracts at fair value using a market approach based on observable quote market prices and contracted prices.
In connection with the sale of concentrate from Mt. Milligan Mine, TCM is exposed to price fluctuations between the concentrate shipment, provisional payment and final payment. In order to hedge the price risk for the metals contained in concentrate, TCM has entered into certain forward copper and gold purchase and sale contracts where it purchases copper or gold at an average price during a quotational period and sells copper or gold at a spot price. Additionally, TCM has entered into zero cost collars where it agrees with a counterparty to a floor and ceiling relative to future prices of gold. If the gold price is below the floor, the counterparty pays TCM the difference between the price and the floor. If the gold price is above the ceiling, TCM pays the counterparty the difference between the price and the ceiling. TCM records its commodity contracts at fair value using a market approach based on observable quote market prices and contracted prices. TCM is using hedging activities to protect the price risk for the variable of time in the purchase contracts.
Additionally, TCM has entered into a natural gas hedge at the Langeloth Facility to fix the prices paid for natural gas used in operations.
The following table provides details of TCM's commodity contracts as of March 31, 2014:

	Quantity	Sell Price	Buy Price	Maturities Through
Royal Gold Hedge Sales (oz)	14,785	$1,288 - $1,321	TBD	May 2014 - June 2014
Royal Gold Hedge Purchases (oz)	4,440	TBD	TBD	May 2014 - August 2014
Forward Gold Sales (oz)	7,300	$1,290 - $1,292	TBD	May 2014 - October 2014
Forward Copper Sales (lb)	4,850,170	$3.02	TBD	April 2014
Natural Gas Purchase (Dt)	94,840	n/a	$3.49 - $3.60	April 2014 - September 2014

	Quantity	Put Price	Call Price	Maturities Through
Gold Collars (oz)	3,000	$1,200	$1,365 - $1,368	April 2014 - October 2014

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) -Unaudited
(US dollars in millions, except per share amounts)
5. Derivative Financial Instruments (Continued)

Forward Currency Contracts
TCM transacts business in various currencies in the normal course of its operations and for capital expenditures. In addition, with all of its revenues denominated in US dollars, TCM has an ongoing foreign exchange risk with respect to its Canadian operations. To help mitigate this risk, TCM has entered into foreign currency forward contracts in which it has agreed to buy Canadian dollars at an agreed-upon rate. TCM records its currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of March 31, 2014, TCM had two open foreign currency option contracts to buy C$20 million at exchange rates ranging from $1.12 to $1.13 which will settle in April 2014.
Fixed-Priced Contracts
TCM has entered into certain sales contracts pursuant to which it sells future production at fixed prices. These fixed prices may be different than the quoted market prices at the date of sale. The Gold Stream Arrangement contains an agreement to sell gold at a fixed price, but it does not meet the definition of a derivative instrument.
The following table sets forth TCM's outstanding fixed-priced sales contracts as of March 31, 2014:

	Quantity	Sell price	Maturities Through
Molybdenum fixed price sales (000's lb)	194	$13.25	September 2015
6. Fair Value Measurement
US GAAP includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). TCM's policy is to recognize transfers into and out of Level 3 as of the actual date of the event or change in circumstances. There were no transfers into or out of Level 1, 2 or 3 during the three months ended March 31, 2014.
The following tables set forth TCM's financial assets and liabilities measured at fair value by level within the US GAAP fair value hierarchy. As required, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement, as discussed in Note 2 to the 2013 Form 10-K.

	Fair Value at March 31, 2014
(US$ in millions)	Total	Level 1	Level 2	Level 3
Liabilities:
Senior secured notes	$399.8	$—	$399.8	$—
Senior unsecured notes	540.5	—	540.5	—
tMEDS	10.5	—	—	10.5
	$950.8	$—	$940.3	$10.5

	Fair Value at December 31, 2013
(US$ in millions)	Total	Level 1	Level 2	Level 3
Liabilities:
Senior secured notes	$397.2	$—	$397.2	$—
Senior unsecured notes	492.4	—	492.4	—
tMEDS	12.7	—	—	12.7
	$902.3	$—	$889.6	$12.7

TCM classified its senior secured and unsecured notes within Level 2 because they are valued using a mix of inputs, including a risk-free interest rate input that is quoted in an active market and credit spread inputs that are observable but are not

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) -Unaudited
(US dollars in millions, except per share amounts)
6. Fair Value Measurement (Continued)

quoted market prices for identical liabilities. Both inputs are negatively correlated to the fair value measure; an increase (decrease) in the input will decrease (increase) the fair value measure.

TCM classified its Tangible Equity Units ("tMEDS") within Level 3 because they are valued using significant unobservable inputs. TCM determined the fair value of the debt component of tMEDS using a discounted cash flow model by obtaining yields for comparably-rated issuers trading in the market, considering the market yield of existing TCM debt and the credit rating of TCM.

As of March 31, 2014, the carrying values of the 9.75% senior secured notes, the 12.5% senior unsecured notes and tMEDS were lower than the fair values of approximately $399.8 million, $220.2 million and $10.5 million, respectively, while the carrying value of the 7.375% senior unsecured notes was higher than the fair value of $320.3 million. TCM determined the fair value of the notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads. TCM determined the fair value of the tMEDS using a discounted cash flow valuation model, consisting of inputs such as credit spreads and the current trading price of the tMEDS.
7. Leases
TCM's total capital lease obligations consisted of the following:

(US$ in millions)	March 31, 2014	December 31, 2013
Equipment facility capital leases	$25.5	$27.2
Equipment facility sale leaseback	56.4	59.8
Endako Mine sale leaseback	3.1	3.5
Total lease obligations	85.0	90.5
Less: Current portion	(22.0)	(21.8)
Total long-term lease obligations	$63.0	$68.7
Interest pertaining to the equipment financing facility with Caterpillar Financial Services Ltd., is allocable to the cost of developing mining properties and to constructing new facilities and is capitalized until assets are ready for their intended use. Beginning in September 2013, in conjunction with the start-up phase of Mt. Milligan Mine, TCM ceased capitalizing the interest and debt issuance costs associated with the leases under the Equipment Facility for Mt. Milligan Mine as the related assets were placed in service. During the three months ended March 31, 2014, TCM repaid $5.5 million in principal.
Interest and debt issuance costs on the equipment financings consisted of the following:

	Three Months Ended
(US$ in millions)	March 31, 2014	March 31, 2013
Interest paid	$1.2	$0.9
Interest and debt issuance costs capitalized	$—	$1.3
Interest and debt issuance costs expensed	$1.3	$—
8. Debt
TCM's total debt consisted of the following:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
8. Debt (Continued)

	March 31, 2014	December 31, 2013
9.75% Senior secured notes due 2017, net of discount	$347.5	$347.3
7.375% Senior unsecured notes due 2018	350.0	350.0
12.5% Senior unsecured notes due 2019	200.0	200.0
tMEDS	16.4	19.4
Equipment loans	4.7	5.4
Other	—	0.2
Total debt	918.6	922.3
Less: Current portion	(15.6)	(15.4)
Total long-term debt	$903.0	$906.9
Interest and debt issuance costs paid, capitalized and expensed was as follows:

	Three Months Ended
(US$ in millions)	March 31, 2014	March 31, 2014
Interest paid	$17.6	$6.1
Interest and debt issuance costs capitalized	$0.9	$22.4
Interest and debt issuance costs expensed	$21.6	$—
9.75% Senior Secured Notes

On November 27, 2012, TCM issued $350.0 million of 9.75% senior secured notes (the "2017 Notes"). The proceeds received in the offering were $336.8 million, net of financing fees of $10.0 million and a discount of $3.2 million. The net proceeds from the 2017 Notes offering were used to fund the completion of Mt. Milligan Mine and for general working capital purposes. The 2017 Notes are guaranteed on a senior basis by substantially all of TCM's subsidiaries and are secured by a first priority lien subjected to permitted liens on substantially all of our and the guarantors' property and assets.

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

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
8. Debt (Continued)

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

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
8. Debt (Continued)

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

Mobile Mining Equipment Loans

On December 8, 2010, TCM executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during 2010. This fixed-rate loan bears interest at 3.6%, is scheduled to mature no later than December 8, 2015.
9. Gold Stream Arrangement
Pursuant to an agreement dated October 2010, as subsequently amended in December 2011 and August 2012, with a subsidiary of Royal Gold, Inc. ("Royal Gold") (referred to as the "Gold Stream Arrangement"), TCM agreed to sell Royal Gold 52.25% of the refined gold production from Mt. Milligan Mine for a total upfront payment of $781.5 million plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. The upfront cash payments received under the Gold Stream Arrangement were recorded as deferred revenue and classified as a liability on our Condensed Consolidated Balance Sheets. Mt. Milligan Mine began delivering gold to Royal Gold in the fourth quarter of 2013, and as such, the deferred revenue is being recognized based on the amount of gold delivered in a period compared to total expected gold deliveries over the life of the mine.

During the three months ended March 31, 2014, TCM delivered 4,780 ounces of gold to Royal Gold under the Gold Stream Arrangement and recognized $3.8 million of revenue, of which $1.7 million was previously deferred, within the gold sales line in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
In the event of any default under the Gold Stream Arrangement, Royal Gold could require TCM to repay the deposits received from Royal Gold, which amounts totaled $776.0 million at March 31, 2014.
10. tMEDS

On May 11, 2012, TCM completed a public offering of 8,800,000 tMEDS with a stated value of $25.00. Each tMEDS unit consists of a prepaid common stock purchase contract and a senior amortizing note due May 15, 2015. During the three months

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
10. tMEDS (Continued)

ended March 31, 2014, no purchase contracts were settled. During the three months ended March 31, 2013, holders settled 360,000 purchase contracts for which TCM issued 1,650,780 shares of common stock. For more information, please see Note 11 within Item 8 of our 2013 Form 10-K.

The unamortized deferred financing costs related to the tMEDS were $0.5 million and $0.9 million at March 31, 2014 and 2013, respectively.
Interest and debt issuance costs paid, capitalized and expensed was as follows:

	Three Months Ended
(US$ in millions)	March 31, 2014	March 31, 2013
Interest paid	$0.6	$0.9
Interest capitalized	$—	$0.9
Interest and debt issuance costs expensed	$0.7	$—

11. Stock-Based Compensation
As of March 31, 2014, TCM has granted stock options, PSUs and RSUs, as discussed below.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2014:

	Options	Weighted-Average Exercise Price (1)
	(000's)
Stock options outstanding at January 1, 2014	2,580	$8.86
Granted	163	2.66
Exercised	11	2.70
Canceled/expired/surrendered	218	9.58
Stock options outstanding at March 31, 2014	2,514	$8.26
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

The expiration date and vesting provisions of stock options granted are established at the time an award is made. Stock options generally vest in three tranches over two or three years and are exercisable over a period of time not to exceed 10 years from the grant date but generally expire five years from the grant date. When an option is exercised, TCM issues the requisite shares from authorized but unissued common stock. The exercise price of options granted prior to March 1, 2011 is equal to the greater of: (i) the volume weighted-average trading price of the underlying shares on the Toronto Stock Exchange over the five consecutive trading days immediately before the grant date and (ii) if the award date occurs in a trading black-out period, the weighted-average trading price over the five consecutive trading days immediately after the black-out period has been lifted. The exercise price of options granted after March 1, 2011 is equal to the volume weighted-average trading price of the underlying shares over the five consecutive trading days immediately before the grant date.
For the three months ended March 31, 2014 and 2013, TCM recorded compensation expense related to stock options of $0.1 million and $0.2 million, respectively.
As of March 31, 2014, approximately 0.6 million outstanding options had not vested and were not exercisable. The total unrecognized compensation cost related to these options was $0.6 million and is expected to be recognized over a weighted-average period of 1.73 years.
As of March 31, 2014, approximately 1.9 million options had vested, were exercisable and had an aggregate intrinsic value of nil.
Performance Share Units (PSUs)
The following table summarizes PSU activity during the three months ended March 31, 2014:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2014	1,225	$7.88
PSUs granted	—	—
Canceled/expired/forfeited	174	11.98
Outstanding at March 31, 2014	1,051	$7.38
The vesting of the PSUs granted prior to January 1, 2012 is contingent upon employee service and the performance of TCM's share price relative to the established award price. At each anniversary date during the vesting period, if the per share closing price of TCM's common stock on such date is at or higher than the award price, then the awards will vest one-third on each anniversary date, and the requisite shares will be issued from authorized but unissued common stock. If the closing price is

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
11. Stock-Based Compensation (Continued)

less than the award price, and therefore, the market condition is not achieved, then those PSUs do not vest and are carried forward to the following anniversary date. Any PSUs not vested at the end of the three-year vesting period will expire.
The vesting of the PSUs granted subsequent to January 1, 2012 is contingent upon two performance metrics: 1) TCM's Total Shareholder Return (TSR) relative to the Russell 2000 Index during the three-year performance period as measured by the Relative TSR performance percentage as set forth by the plan administrator and 2) the proven and probable mine reserves replaced by TCM during the three-year performance period as measured by the replacement reserves percentage determined by the plan administrator. The PSUs cliff vest three years from the date of issuance upon achievement of the above metrics.
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
For the three months ended March 31, 2014 and 2013, TCM recorded compensation expense related to the PSUs of $0.6 million and $0.6 million, respectively. As of March 31, 2014, unrecognized compensation expense related to PSUs totaled $2.9 million that will be recognized on a straight-line basis over a weighted-average period of 1.60 years.
Restricted Stock Units (RSUs)
The following table summarizes RSU activity during the three months ended March 31, 2014:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2014	1,346	$4.23
RSUs granted	194	2.79
RSUs vested and common shares issued	377	4.58
Canceled/expired/forfeited	137	4.60
Outstanding at March 31, 2014	1,026	$3.78
For the three months ended March 31, 2014 and 2013, TCM recorded $0.3 million and $0.6 million of compensation expense related to its RSUs, respectively, net of impact of canceled RSUs. As of March 31, 2014, unrecognized compensation expense related to restricted stock and RSUs totaled $3.3 million that will be recognized on a straight-line basis over a weighted-average period of 1.84 years.
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

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
12. Commitments and Contingencies (Continued)

In 2010, the Stellat'en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and TCM alleging that Endako Mine and the mill expansion project at Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty to consult with the Stellat'en First Nation in relation to the impacts of Endako Mine and the mill expansion. The petitioners sought a declaration that the Provincial Crown did not fulfill its duty to consult with them in relation to the mill expansion project, a declaration that the mining permits and/or tenures held by TCM are invalid, an order quashing or setting aside the decision to issue a permit amendment to TCM and an injunction prohibiting further construction or alterations relating to the mill expansion project. The matter was heard by the Supreme Court of British Columbia in a hearing that took place in early 2011. In August 2011, the Court dismissed the petitioners' claims in full. The Stellat'en First Nation subsequently filed a notice of appeal from that decision to the Court of Appeal of British Columbia seeking to have the decision of the Supreme Court of British Columbia set aside and seeking an order staying the permit amendment and any future permitting until the Province has engaged in further consultation. In September 2013, the Court of Appeal dismissed the Stellat'en First Nation’s appeal. In January 2014, the Stellat’en First Nation applied for leave from the Supreme Court of Canada to appeal the British Columbia Court of Appeal decision. In February 2014, the Supreme Court of Canada dismissed the Stellat'en First Nation’s leave to appeal application, and awarded costs to the respondents.
TCM is from time to time involved in or subject to other legal proceedings related to its business. While it is not feasible to predict or determine the outcome of these proceedings, it is the opinion of management that the resolution of these proceedings are not expected to have a material adverse effect on TCM’s consolidated financial position, results of operations or cash flows.
Concentrate Sales Agreements
TCM is party to three concentrate sales agreements for the sale of concentrate produced at Mt. Milligan Mine. Pursuant to these agreements, TCM has agreed to sell an aggregate of approximately 85% of the copper-gold concentrate produced at Mt. Milligan Mine during 2014 and an aggregate of approximately 120,000 dry metric tons in each of the two calendar years thereafter. Under one of the agreements, TCM has the option to sell to the counterparty and the counterparty has the obligation to purchase from TCM additional concentrate up to an amount equal to 40,000 dry metric tons per year during each of 2015 and 2016. Pricing under these concentrate sales agreements will be determined by reference to specified published reference prices during the applicable quotation periods. Payment for the concentrate will be based on the price for the agreed copper and gold content of the parcels delivered, less smelting and refining charges and certain other deductions, if applicable. The copper smelting and refining charges will be negotiated in good faith and agreed by the parties for each contract year based on terms generally acknowledged as industry benchmark terms. The gold refining charges are as specified in the agreements.
Molybdenum Purchases
As of March 31, 2014, we have commitments to purchase approximately 9.3 million pounds of molybdenum as unroasted molybdenum concentrate from 2014 to 2016 to be priced at the time of purchase at a set discount to the market price for roasted molybdenum concentrate. In addition, we have purchase agreements to buy approximately 1.3 million pounds of molybdenum as roasted molybdenum concentrate during the remainder of 2014 to be priced at market at the time of delivery.
Molybdenum Sales
In the normal course of operations, TCM enters into certain molybdenum sales contracts where it sells future production at fixed prices. As of March 31, 2014, TCM had commitments to sell approximately 194 thousand pounds of molybdenum oxide in 2014 and 2015 at an average price of $13.25 per pound.
Capital Purchase Commitments
As of March 31, 2014, TCM had open purchase orders, contracts and capital purchase commitments of $10.4 million related to the Mt. Milligan permanent operations residence.
13. Income and Mining Tax Expense (Benefit)
Income and mining taxes for the three months ended March 31, 2014 and 2013 were a benefit of $15.0 million and $3.2 million, respectively. The tax benefit for the three months ended March 31, 2014 differs from the tax that would result from applying the Canadian federal and provincial income tax rates primarily due to the following items: the US percentage

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
13. Income and Mining Tax Expense (Benefit) (Continued)

depletion benefit; the pre-tax Endako Mine book loss, which has no tax benefit as a result of a valuation allowance recognized; an increased amount of our deferred tax assets that will be realized due to higher taxable income in the first quarter as compared to previous forecasts; and a successful conclusion to a tax appeal. The tax benefit for the three months ended March 31, 2014 included $0.4 million gain on foreign exchange. The tax benefit for the three months ended March 31, 2013 also differs from the tax that would result from applying the Canadian federal and provincial income tax rates primarily due to the US percentage depletion benefit and the pre-tax Endako Mine book loss, which has no tax benefit as a result of a valuation allowance recognized.
Our current and non-current deferred income tax assets and liabilities changed at March 31, 2014 as compared to December 31, 2013 from a net liability of $13.6 million to a net asset of $4.1 million, or a net change of $17.7 million. This is primarily due to a $17.1 million deferred tax benefit in the first quarter of 2014, a component of our total tax benefit of $15.0 million. Most of the deferred tax benefit occurred at a particular tax paying component which had a small net non-current deferred income tax liability at December 31, 2013. This changed the component’s non-current deferred income tax position from a net liability to a net asset; therefore, most of the deferred tax benefit is reflected as an increase to the non-current deferred tax asset on our balance sheet. The remaining $0.6 million is due to currency translation adjustments as a result of change in foreign exchange rates.
14. Net Income (Loss) per Share
The following is a reconciliation of net income (loss) and weighted-average common shares outstanding for purposes of calculating diluted net income (loss) per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended
(US$ in millions, except per share amounts)	March 31, 2014	March 31, 2013
Net income (loss)	$(39.1)	$0.9
Basic weighted-average number of shares outstanding	171.6	169.7
Effect of dilutive securities
Common stock purchase warrants	—	0.2
Share-based awards	—	46.4
Diluted weighted-average number of shares outstanding	171.6	216.3
Net income (loss) per share
Basic	$(0.23)	$0.01
Diluted	$(0.23)	$—
For the three months ended March 31, 2014, TCM was in a net loss position, and approximately 2.5 million stock options, 1.1 million PSUs, 1.0 million RSUs and 45.5 million shares for the settlement of the tMEDS purchase contracts were excluded from the computation of diluted weighted-average shares as the effect would have been anti-dilutive under the treasury stock method.
For the three months ended March 31, 2013, approximately 2.3 million stock options and 1.7 million PSUs were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the price of the common stock. Additionally, approximately 1.3 million RSUs were excluded from the computation of diluted weighted-average shares as the effect would have been anti-dilutive under the treasury stock method.
15. Transactions with our Endako Mine Joint Venture Partner
Total sales by TCM to Sojitz, TCM's Endako Mine joint venture partner, were $24.0 million and $15.3 million for the three months ended March 31, 2014 and 2013, respectively. This represented 14.9% and 14.1% of TCM's total revenues for these respective periods.
For the three months ended March 31, 2014 and 2013, TCM recorded management fee income of $0.1 million and nil, respectively, and selling and marketing costs of $0.2 million and $0.1 million, respectively, from Sojitz.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued)- Unaudited
(US dollars in millions, except per share amounts)
15. Transactions with our Endako Mine Joint Venture Partner (Continued)

At March 31, 2014 and December 31, 2013, TCM's related accounts receivable owing from Sojitz were $8.3 million and $6.3 million, respectively.
16. Supplementary Cash Flow Information

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
16. Supplementary Cash Flow Information

	Three Months Ended
	March 31, 2014	March 31, 2013
Change in working capital accounts:
Accounts receivable	$(8.9)	$(5.9)
Product inventory	(7.5)	0.6
Materials and supplies inventory	(3.2)	(2.6)
Prepaid expenses and other current assets	2.9	(7.8)
Income and mining taxes receivable	0.6	4.6
Accounts payable and accrued liabilities	5.5	(7.1)
Income and mining taxes payable	0.6	—
	$(10.0)	$(18.2)
Cash interest paid (1)	$19.4	$7.9
Income and mining taxes paid, net of refunds (2)	$0.5	$(1.1)
(1) For the three months ended March 31, 2014 and 2013, cash interest paid of $6.3 million and $7.9 million, respectively, had been previously capitalized related to the Company's debt.
(2) For the three months ended March 31, 2014 and 2013, TCM received $0.9 million and $1.2 million, respectively in refunds of US and Canadian income taxes related to prior year tax returns.
Non-cash Investing and Financing Activities

	Three Months Ended
	March 31, 2014	March 31, 2013
Financing activities
Capitalized debt costs (1)	$0.9	$23.7
(1) Includes capitalized interest not paid in cash, amortization of deferred financing costs and debt discounts.
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
TCM manages its credit risk from its accounts receivable through its collection activities. As of March 31, 2014, TCM had six customers who owed TCM more than $3.0 million and accounted for approximately 46.1% of total accounts and other receivables outstanding. Another seven customers had balances greater than $1.0 million but less than $3.0 million that accounted for approximately 22.3% of total accounts and other receivables. As of March 31, 2014, all of these customers were compliant with credit terms and scheduled payment dates.
TCM's maximum counterparty and credit risk exposure is the carrying value of its cash and cash equivalents and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities and fixed-rate debt, excluding the Senior secured and unsecured notes and tMEDS, as discussed in Note 6, approximate fair value as of March 31, 2014.
18. Segment Information
TCM has three reportable segments, based on products and geography: Copper-Gold, US Operations Molybdenum and Canadian Operations Molybdenum. The Copper-Gold segment includes all expenditures, including all mining, milling, mine

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
18. Segment Information (Continued)

site administration, transportation, shipping, concentrate selling and refining costs, and sale of concentrate from Mt. Milligan Mine. The US Operations Molybdenum segment includes all mining, milling, mine site administration, transportation, roasting and sale of molybdenum products from TC Mine and the Langeloth Facility, as well as all roasting and sales of third-party purchased material from the Langeloth Facility. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, transportation, roasting and sale of molybdenum products from the 75% owned Endako Mine. The Inter-segment represents the elimination of management fee income, revenue and cost of sales of product transported from the Canadian Operations to the US Operations for processing.
TCM's chief operating decision makers (Chief Executive Officer and Chief Operating Officer) evaluate segment performance based on segment revenue less costs and expenses. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration and interest income and expense items to its reporting segments, unless such expenditures are directly related to segment operations. Gains and losses on foreign exchange are calculated on transactions denominated in a different currency than the segment's functional currency; the Copper-Gold segment's unrealized foreign exchange balance is primarily comprised of its intercompany notes related to the equipment financing facility.
Segment information for the three months ended March 31, 2014 and 2013 was as follows:
For the three months ended March 31, 2014:

(US$ in millions)	Copper-Gold	US Operations Molybdenum	Canadian Operations Molybdenum	Inter- segment	Total
Revenues
Copper sales	$29.8	$—	$—	$—	$29.8
Gold sales	24.4	—	—	—	24.4
Molybdenum sales	—	75.6	32.0	(4.7)	102.9
Tolling, calcining and other	—	5.5	—	(1.6)	3.9
	54.2	81.1	32.0	(6.3)	161.0
Cost and expenses
Operating expenses	42.8	47.3	23.9	(6.2)	107.8
Selling and marketing	2.0	1.6	0.9	(0.4)	4.1
Depreciation, depletion and amortization	9.7	7.0	11.3	—	28.0
Accretion expense	0.1	0.4	0.4	—	0.9
	54.6	56.3	36.5	(6.6)	140.8
Segment revenue less costs and expenses	(0.4)	24.8	(4.5)	0.3	20.2
Other segment expenses (income)
(Gain) loss on foreign exchange	7.1	—	(0.7)	—	6.4
Segment income (loss) before income and mining taxes	$(7.5)	$24.8	$(3.8)	$0.3	$13.8

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
18. Segment Information (Continued)

For the three months ended March 31, 2013:

(US$ in millions)	Copper-Gold (Development)	US Operations Molybdenum	Canadian Operations Molybdenum	Inter- segment	Total
Revenues
Molybdenum sales	$—	$89.8	$14.9	$—	$104.7
Tolling, calcining and other	—	4.0	—	—	4.0
	—	93.8	14.9	—	108.7
Cost and expenses
Operating expenses	—	53.4	15.2	—	68.6
Selling and marketing	—	1.7	0.8	(0.2)	2.3
Depreciation, depletion and amortization	—	7.5	4.8	—	12.3
Accretion expense	0.1	0.3	0.4	—	0.8
	0.1	62.9	21.2	(0.2)	84.0
Segment revenue less costs and expenses	(0.1)	30.9	(6.3)	0.2	24.7
Other segment expenses (income)
(Gain) loss on foreign exchange	3.8	0.7	1.6	—	6.1
Segment income (loss) before income and mining taxes	$(3.9)	$30.2	$(7.9)	$0.2	$18.6
Reconciliation of Segment Income to Net Income (Loss)

	Three Months Ended
(US$ in millions)	March 31, 2014	March 31, 2013
Segment income (loss)	$13.8	$18.6
Other (income) expense
General and administrative	6.6	7.1
Exploration	0.1	0.1
Interest expense (income), net	23.5	(0.1)
(Gain) loss on foreign exchange	40.1	13.3
Corporate depreciation	0.4	0.5
Other	(2.8)	—
Income (loss) before income and mining taxes	(54.1)	(2.3)
Income and mining tax expense (benefit)	(15.0)	(3.2)
Net income (loss)	$(39.1)	$0.9
Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, was as follows:

As of March 31, 2014 (US$ in millions)	Copper-Gold (1)	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment	Total
Capital expenditures (2)	$20.9	$0.5	$0.4	$—	$21.8
Property, plant, equipment and development	$2,203.3	$125.8	$106.4	$1.3	$2,436.8
Assets	$2,371.9	$408.5	$163.0	$40.1	$2,983.5
Liabilities	$837.1	$48.5	$29.0	$1,046.8	$1,961.4

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
18. Segment Information (Continued)

As of December 31, 2013 (US$ in millions)	Copper-Gold (3)	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment	Total
Capital expenditures (4)	$419.1	$5.3	$4.3	$0.2	$428.9
Property, plant, equipment and development	$2,290.4	$129.2	$115.6	$2.8	$2,538.0
Assets	$2,402.9	$395.1	$170.9	$116.6	$3,085.5
Liabilities	$851.8	$49.5	$30.9	$1,047.1	$1,979.3

(1) Included $5.6 million in permanent operations residence capital expenditure and $4.4 million in operations capital expenditure at Mt. Milligan Mine. Excluded $0.6 million of remaining prepaid deposits already made to one vendor.
(2) Capital expenditures were for the three months ended March 31, 2014.
(3) Included $18.1 million in permanent operations residence capital expenditure and $12.0 million in operations capital expenditure at Mt. Milligan Mine. Excluded $2.3 million of remaining prepaid deposits already made to one vendor.
(4) Capital expenditures were for the year ended December 31, 2013.
19. Guarantor Financial Information
TCM has not presented separate combined financial statements of subsidiary guarantors that guarantee the 9.75% senior secured notes, the 7.375% senior unsecured notes and the 12.5% senior unsecured notes, because (1) each of the subsidiary guarantors is wholly owned by TCM; (2) the guarantees are full and unconditional; (3) the guarantees are joint and several and (4) TCM has no independent assets and operations, and all subsidiaries of TCM other than the subsidiary guarantors are immaterial.

Pursuant to the indentures governing the 9.75% senior secured notes, the 7.375% senior unsecured notes and the 12.5% senior unsecured notes, a guarantor may be released from its guarantee obligations only under certain customary circumstances specified in the indentures, namely upon (1) the sale or other disposition (including by way of merger, amalgamation or consolidation) of such guarantor, (2) the designation of such guarantor as an unrestricted subsidiary in accordance with the terms of the indentures, (3) upon a legal defeasance or covenant defeasance or (4) upon the full satisfaction of our obligations under the respective indenture.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of Thompson Creek Metals Company Inc. and its subsidiaries (collectively, "Thompson Creek," "TCM," "we," "us" or "our") for the three months ended March 31, 2014, and should be read in conjunction with TCM's condensed consolidated financial statements and the notes thereto included in Item 1 herein and the discussion of Risk Factors included in Part II, Item 1A herein. Additionally, the following discussion should be read in conjunction with the consolidated financial statements, the related "Management's Discussion and Analysis of Financial Condition and Results of Operations," the discussion of "Risk Factors" and the discussion of TCM's "Business and Properties" in our 2013 Form 10-K.
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
Forward-Looking Statements
Certain statements in this report, other than purely historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and applicable Canadian securities legislation and are intended to be covered by the safe harbor provided by these regulations. These forward-looking statements can, in some cases, be identified by the use of such terms as "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Our forward-looking statements may include, without limitation, statements with respect to: future financial or operating performance of the Company or its subsidiaries and its projects; access to existing or future financing arrangements; future inventory, production, sales, payments from customers, cash costs, capital expenditures and exploration expenditures; future earnings and operating results; expected concentrate and recovery grades; estimates of mineral reserves and resources, including estimated mine life and annual production; statements as to the projected completion of the permanent operations residence and production ramp-up at Mt. Milligan Mine; future operating plans and goals; and future molybdenum, copper, gold and silver prices.
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Important factors that could cause actual results and events to differ from those described in such forward-looking statements can be found in the section entitled "Risk Factors" in our 2013 Form 10-K, Quarterly Reports on Form 10-Q and other documents filed on EDGAR at www.sec.gov and on SEDAR at www.sedar.com. Although we have attempted to identify those material factors that could cause actual results or events to differ from those described in such forward-looking statements, there may be other factors, currently unknown to us or deemed immaterial at the present time that could cause results or events to differ from those anticipated, estimated or intended. Many of these factors are beyond our ability to control or predict. Given these uncertainties, the reader is cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Highlights for the First Quarter 2014

•
Consolidated revenues for the first quarter of 2014 increased 48.1% over consolidated revenues for the first quarter of 2013, primarily as a result of added revenue generated from sales of copper and gold from Mt. Milligan Mine, which began the commissioning and start-up phase in the third quarter of 2013 and reached commercial production (defined as operation of the mill at 60% design capacity mill throughput for 30 days) as of February 18, 2014. For the first quarter of 2014, we made three shipments of concentrate and recorded two sales of copper and gold concentrate. The sale for the last shipment was recorded in early April 2014 and represented future revenues of $15.1 million for copper and $13.9 million for gold.

•
Payable production at Mt. Milligan during the first quarter of 2014 was 14.2 million pounds of copper and 39,181 ounces of gold, and our average realized sales prices for copper and gold in the first quarter of 2014 were $3.01 per pound and $1,025 per ounce, respectively.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

•
Molybdenum sales volumes increased by 1.0 million pounds for the first quarter of 2014 as compared to the first quarter of 2013, but our average realized molybdenum sales price decreased to $10.45 in the first quarter of 2014, representing a $1.42 per pound decrease from the first quarter of 2013. Molybdenum production for the first quarter of 2014 was 7.9 million pounds compared to 7.7 million pounds in the first quarter of 2013, resulting primarily from higher mill recoveries at our mines, partially offset by lower grade ore.

•
Consolidated operating income for the first quarter of 2014 was $13.1 million compared to an operating income of $17.0 million for the first quarter of 2013. Consolidated operating results were impacted by lower-of-cost-or-market molybdenum product inventory write downs from Endako Mine of $6.9 million and $5.6 million in the first quarter of 2014 and 2013, respectively.

•
Net loss for the first quarter of 2014 was $39.1 million, or $0.23 per diluted share compared to a net income for 2013 of $0.9 million, or nil per diluted share. The first quarter of 2014 and 2013 included non-cash foreign exchange losses of $46.5 million and $19.4 million, respectively, primarily on intercompany notes.

•
Non-GAAP adjusted net income for the first quarter of 2014 was $4.3 million, or $0.02 per diluted share, compared to non-GAAP adjusted net income of $18.0 million, or $0.08 per diluted share for the first quarter of 2013. Non-GAAP adjusted net income (loss) for the first quarter of 2014 and 2013 excludes foreign exchange losses.

•
Non-GAAP unit cash costs for copper and gold for the first quarter of 2014 were, on a by-product basis, $2.29 per pound of copper, and, on a co-product basis, $2.27 per pound of copper and $606 per ounce of gold.

•	Non-GAAP average molybdenum cash cost per pound produced for the first quarter of 2014 was $5.75 per pound compared to $5.91 per pound in the first quarter of 2013.

•	Cash generated by operating activities was $16.2 million in the first quarter of 2014 compared to $15.3 million in the first quarter of 2013.

•
Capital expenditures in the first quarter of 2014 were $21.8 million, comprised of $20.9 million for Mt. Milligan Mine and $0.9 million of other capital costs for Endako Mine, TC Mine, the Langeloth Facility and corporate combined, compared to $155.1 million in the first quarter of 2013.

•
Total cash and cash equivalents at March 31, 2014 were $202.7 million compared to $233.9 million at December 31, 2013. Total debt at March 31, 2014 was $1,003.6 million, including capital lease obligations, compared to $1,012.8 million at December 31, 2013.

Overview
We are a diversified North American mining company. We operate a copper and gold mine, two primary molybdenum mines and a metallurgical roasting facility. Our Mt. Milligan Mine ("Mt. Milligan Mine") is a conventional truck-shovel open-pit copper and gold mine and concentrator with a copper-gold flotation processing plant in British Columbia, Canada. Our molybdenum producing properties are Thompson Creek Mine, an open-pit molybdenum mine and concentrator in Idaho, USA ("TC Mine"), Endako Mine, an open-pit molybdenum mine, concentrator and roaster in British Columbia, Canada in which we own a 75% joint venture interest (“Endako Mine”) and the Langeloth Metallurgical Facility in Pennsylvania, USA (the “Langeloth Facility”).
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
Our financial results can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum and fluctuations in our production. World market prices for our products have fluctuated historically and are

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

affected by numerous factors beyond our control. Any significant weakness in demand or reduction in prices may have a material adverse effect on our operating results, cash flows and financial condition.
The average published price for our products has fluctuated as follows for the periods shown:

	Copper (1)	Gold (2)	Molybdenum oxide (3)
April 2014	$3.03	$1,299	$12.26
First quarter 2014	$3.19	$1,293	$9.98
Fourth quarter 2013	$3.24	$1,271	$9.65
Third quarter 2013	$3.21	$1,327	$9.42
Second quarter 2013	$3.24	$1,414	$10.87
First quarter 2013	$3.60	$1,631	$11.35
______________________________________________________________________________
(1) Average Metals Bulletin Daily published price for London Metal Exchange (LME) settlement per pound.
(2) Average Metals Bulletin Daily published price for daily average London price per troy ounce.
(3) Average Platts Metals Week published price per pound for molybdenum oxide.

For copper and gold, as discussed in Note 5 of Item 1 of this 10-Q, in addition to certain existing forward gold purchase and sales contracts related to our Gold Stream Arrangement as discussed in Note 9 of Item 1 of this 10-Q, as of March 31, 2014 we have put in place commodity price hedges in connection with our day-to-day copper and gold business designed to protect our cash flow for 10,300 ounces of gold, with 3,000 ounces of gold at a floor price of $1,200 per ounce and a ceiling price ranging from $1,365 to $1,368 per ounce, maturing May to October 2014, and 7,300 ounces of gold at a forward sales price of approximately $1,291 per ounce maturing from June to October 2014. As of March 31, 2014, we also have put in place hedges for 4.9 million pounds of copper at forward sales price of $3.02 per pound maturing May 2014.
We began the commissioning and start-up phase of Mt. Milligan Mine in the fourth quarter of 2013, and Mt. Milligan Mine reached commercial production as of February 18, 2014. We expect that the ramp-up at Mt. Milligan will continue to progress throughout 2014 and that mill throughput will achieve 75% to 80% of design capacity by the end of 2014.
At TC Mine, molybdenum production for the first quarter of 2014 was 5.7 million pounds at a cash cost of $3.86 per pound produced compared to 5.9 million pounds at a cash cost of $4.18 per pound produced for the first quarter of 2013. Unit cash costs decreased by 7.7% compared to the first quarter of 2013 despite slightly lower production. Operating costs at TC Mine were lower primarily due to the decision to suspend stripping in the next mine phase (Phase 8) and to put TC Mine on care and maintenance in the fourth quarter of 2014.
At Endako Mine, our 75% share of molybdenum production for the first quarter of 2014 was 2.2 million pounds at a cash cost of $10.54 per pound produced compared to 1.8 million pounds at a cash cost of $11.75 per pound produced for the first quarter of 2013. Unit cash costs decreased by 10.3% compared to the first quarter of 2013. We obtained higher mill recoveries and higher production in the first quarter of 2014 due to mill optimization partially offset by various operational challenges, as described further below.
Our cash and cash equivalents balance is $202.7 million and $233.9 million at March 31, 2014 and December 31, 2013, respectively. As we ramp up Mt. Milligan Mine, we anticipate this balance to continue to decrease. The lowest cash and cash equivalent balance is expected to occur in the third quarter of 2014; but is not expected to be below $100 million. As we achieve design capacity at Mt. Milligan Mine in 2014 and 2015, we expect to begin to accumulate our cash and cash equivalent balance. Please refer to the Liquidity and Capital Resources section below for further discussion.

Summary of Quarterly Results
(US$ in millions, except per share, per pound and per ounce amounts)

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Mar 31 2014	Dec 31 2013	Sep 30 2013	Jun 30 2013	Mar 31 2013	Dec 31 2012	Sep 30 2012	Jun 30 2012
Financial Information
Revenues	$161.0	$117.1	$90.8	$117.8	$108.7	$99.4	$74.9	$113.5
Operating income (loss)	$13.1	$(214.1)	$4.5	$17.2	$17.0	$(540.9)	$(37.2)	$(18.4)
Net income (loss)	$(39.1)	$(210.5)	$13.8	$(19.2)	$0.9	$(484.4)	$(48.2)	$(14.8)
Income (loss) per share:
—basic	$(0.23)	$(1.24)	$0.08	$(0.11)	$0.01	$(2.87)	$(0.29)	$(0.09)
—diluted	$(0.23)	$(1.24)	$0.06	$(0.11)	$—	$(2.87)	$(0.29)	$(0.09)
Cash generated by (used in) operating activities	$16.2	$(35.2)	$19.5	$45.2	$15.3	$(14.2)	$3.3	$(20.4)
Adjusted Non-GAAP Measures (1)
Adjusted net income (loss)	$4.3	$(28.5)	$(28.5)	$13.8	$18.0	$(11.9)	$(18.4)	$(10.6)
Adjusted net income (loss) per share
—basic	$0.03	$(0.17)	$(0.04)	$0.08	$0.11	$(0.07)	$(0.11)	$(0.06)
—diluted	$0.02	$(0.17)	$(0.04)	$0.06	$0.08	$(0.07)	$(0.11)	$(0.06)
Operational Statistics
Copper
Payable production (000's lb) (2)	14,223	9,350	1,004	—	—	—	—	—
Cash cost ($/payable lb produced) - By-Product (1)	$2.29	$7.33	$11.77	—	—	—	—	—
Cash cost ($/payable lb produced) - Co-Product (1)	$2.27	$5.19	$7.77	—	—	—	—	—
Payable production sold (000's lb)	10,793	2,801	—	—	—	—	—	—
Average realized sales price ($/lb) (1)	$3.01	$3.29	—	—	—	—	—	—
Gold
Payable production (oz) (2)	39,181	17,952	1,928	—	—	—	—	—
Cash cost ($/payable oz produced) - Co-Product (1)	$606	$1,385	$2,082	—	—	—	—	—
Payable production sold (oz)	23,874	5,541	—	—	—	—	—	—
Average realized sales price ($/oz) (1)	$1,025	$1,006	—	—	—	—	—	—
Molybdenum
Mined molybdenum production (000's lb)	7,887	7,194	8,536	6,525	7,690	7,747	6,139	4,119
Cash cost ($/lb produced) (1)	$5.75	$6.91	$5.93	$7.46	$5.91	$6.58	$9.46	$14.57
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	8,591	9,202	7,432	8,259	6,574	5,490	3,280	4,506
Purchased and processed product	1,254	468	888	1,458	2,240	2,578	2,369	3,028
	9,845	9,670	8,320	9,717	8,814	8,068	5,649	7,534
Average realized sales price ($/lb) (1)	$10.45	$10.11	$10.30	$11.60	$11.87	$11.77	$12.85	$14.55
___________________________________________________________

(1)	See "Non-GAAP Financial Measures" for the definition and reconciliation of these non-GAAP measures.

(2)	Previously reported payable production amounts have been corrected as discussed below for the three months ended December 31, 2013 and September 30, 2013.

Selected Consolidated Financial and Operational Information

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(US$ in millions, except per share, per pound and per ounce amounts)

	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)
Financial Information
REVENUES
Copper sales	$29.8	$—
Gold sales	24.4	—
Molybdenum sales	102.9	104.7
Tolling, calcining and other	3.9	4.0
Total revenues	161.0	108.7
COSTS AND EXPENSES
Cost of sales
Operating expenses	107.8	68.6
Depreciation, depletion and amortization	28.4	12.8
Total cost of sales	136.2	81.4
Total costs and expenses	147.9	91.7
OPERATING INCOME (LOSS)	13.1	17.0
OTHER (INCOME) EXPENSE	67.2	19.3
Income (loss) before income and mining taxes	(54.1)	(2.3)
Income and mining tax (benefit) expense	(15.0)	(3.2)
NET INCOME (LOSS)	$(39.1)	$0.9
NET INCOME (LOSS) PER SHARE
Basic	$(0.23)	$0.01
Diluted	$(0.23)	$—
Cash generated by (used in) operating activities	$16.2	$15.3
Adjusted Non-GAAP Measures: (1)
Adjusted net income (loss) (1)	$4.3	$18.0
Adjusted net income (loss) per share—basic (1)	$0.03	$0.11
Adjusted net income (loss) per share—diluted (1)	$0.02	$0.08

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended
	March 31, 2014	March 31, 2013

Operational Statistics
Copper
Payable production (000's lb)	14,223	—
Cash cost ($/payable lb produced) - By-Product (1)	$2.29	—
Cash cost ($/payable lb produced) - Co-Product (1)	$2.27	—
Payable production sold (000's lb)	10,793	—
Average realized sales price ($/lb) (1)	$3.01	—
Gold
Payable production (oz)	39,181	—
Cash cost ($/payable oz produced) - Co-Product (1)	$606	—
Payable production sold (oz)	23,874	—
Average realized sales price ($/oz) (1)	$1,025	—
Molybdenum
Mined production (000's lb) (2)	7,887	7,690
Cash cost ($/lb produced) (1)	$5.75	$5.91
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	8,591	6,574
Purchased and processed product	1,254	2,240
	9,845	8,814
Average realized sales price ($/lb) (1)	$10.45	$11.87
_______________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)	Mined production pounds reflected are molybdenum oxide and HPM from our share of production from the mines (excludes molybdenum processed from purchased product).

	As of
	March 31, 2014	December 31, 2013
Cash and cash equivalents	$202.7	$233.9
Total assets	$2,983.5	$3,085.5
Total debt, including capital lease obligations	$1,003.6	$1,012.8
Total liabilities	$1,961.4	$1,979.3
Shareholders' equity	$1,022.1	$1,106.2
Shares outstanding (000's)	171,762	171,452
Financial Review
Three Months Ended March 31, 2014
Net Income (Loss)
Net loss for the first quarter of 2014 was $39.1 million, or $0.23 per diluted share, compared to net income of $0.9 million, or nil per diluted share, for the first quarter of 2013. The net loss primarily related to non-cash foreign exchange losses of $46.5 million and interest expense of $23.6 million partially offset by operating income of $13.1 million and a consolidated income and mining tax benefit of $15.0 million. During the same quarter of 2013, our net income was primarily due to

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

operating income of $17.0 million and an income and mining tax benefit of $3.2 million, partially offset by $19.4 million of non-cash foreign currency losses.
Non-GAAP adjusted net income for the first quarter of 2014 was $4.3 million, or $0.02 per diluted share, compared to $18.0 million or $0.08 per diluted share for the first quarter of 2013. The decrease in non-GAAP adjusted net income per diluted share in the quarter was due to lower operating income and higher interest expense, partially offset by an increase in non-cash foreign exchange losses.
Revenues
Revenues in the first quarter of 2014 were $161.0 million, up 48.1% compared to revenue in the first quarter of 2013. This increase in revenue was due to the addition of $54.2 million of copper and gold revenue from Mt. Milligan Mine, offset by a decrease in molybdenum sales revenue primarily driven by lower average realized molybdenum sales prices in the comparable periods. During the first quarter of 2014, we sold 10.8 million pounds of copper and 23,874 ounces of gold at average realized sales prices of $3.01 per pound and $1,025 per ounce, respectively. During the first quarter of 2014, we sold 9.8 million pounds of molybdenum at an average realized price of $10.45 per pound compared to 8.8 million pounds of molybdenum in the first quarter of 2013 at an average realized price of $11.87 per pound.
The timing of the concentrate shipments and sales of copper and gold from Mt. Milligan are based on the structure of the various sales agreements that we have in place. To that end, for the first quarter of 2014, we made three shipments of concentrate and recorded two sales of copper and gold concentrate. The sale for the last shipment was recorded in early April 2014 and represented future revenues of $15.1 million for copper and $13.9 million for gold.
Operating Expenses
Operating expenses for the first quarter of 2014 were $107.8 million, which were up 57.1% from the same quarter in 2013. The increase in operating expenses in the first quarter of 2014 was driven by $42.8 million of operating expenses at Mt. Milligan Mine related to copper and gold production, which commenced in the fourth quarter of 2013, and an increase in lower-of-cost-or-market molybdenum product inventory write downs as follows:

	Three Months Ended
(US$ in millions)	March 31, 2014	March 31, 2013
Endako Mine inventory	$5.1	$4.7
These increases were partially offset by favorable foreign exchange rates converting C$ operating expenses to US$ operating expenses. The foreign exchange rate averaged US$1.00 = C$1.10 for the first quarter of 2014 compared to an average rate of US$1.00 = C$1.01 for the same period in 2013.
The non-GAAP financial measure of cash cost per pound produced from Mt. Milligan Mine in the first quarter of 2014 was $2.29 per pound of payable copper produced, on a by-product basis, and $2.27 per pound of payable copper produced on a co-product basis and $606 per ounce of payable gold produced on a co-product basis.
The non-GAAP financial measure of cash cost per pound produced from our molybdenum mines was $5.75 per pound in the first quarter of 2014 compared to $5.91 per pound for the same quarter in 2013 primarily as a result of lower cash costs at both TC Mine and Endako Mine. Cash costs at TC Mine in the first quarter of 2014 were lower primarily due to lower operating costs resulting from the decision to suspend stripping in the next mine phase (Phase 8) in October 2012 and to put TC Mine on care and maintenance in the fourth quarter of 2014. This resulted in postponed maintenance repairs and major equipment rebuilds, fewer wear part replacements, less diesel consumed and decreased blasting costs. Cash costs at Endako Mine were lower primarily due to significantly higher recoveries offset by increased operating costs primarily related to processing fresh ore in the first quarter of 2014 versus solely processing stockpiled ore in the first quarter of 2013 together with various operational challenges discussed below.
Depreciation, Depletion and Amortization Expense ("DD&A")
DD&A in the first quarter of 2014 was $28.4 million compared to $12.8 million in the first quarter of 2013 due to the addition of DD&A from Mt. Milligan Mine, partially offset by lower DD&A for TC Mine and our share of Endako Mine. During the fourth quarter of 2013, we recognized a pre-tax, non-cash write down of the property, plant and equipment assets at

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

TC and Endako Mines, which significantly lowered the assets' carrying value and depreciable base, which, in turn, lowered DD&A for TC Mine and our share of Endako Mine in the first quarter of 2014.
Lower-of-cost-or-market product inventory write downs within DD&A for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Endako Mine inventory	$1.8	$0.9
These increases were partially offset by favorable foreign exchange rates converting C$ DD&A to US$ DD&A. The foreign exchange rate averaged US$1.00 = C$1.10 for the first quarter of 2014 compared to an average rate of US$1.00 = C$1.01 for the same period in 2013.
Selling and Marketing Expense
Selling and marketing expense in the first quarter of 2014 was $4.1 million compared to $2.3 million in the first quarter of 2013. Increased selling and marketing expense in the first quarter of 2014 was primarily due to an increase in selling and marketing expense in conjunction with shipments made for Mt. Milligan during the quarter.
General and Administrative Expense
General and administrative expense in the first quarter of 2014 was $6.6 million compared to $7.1 million in the first quarter of 2013. Lower general and administrative expense in the first quarter of 2014 was primarily due to a planned reduction in headcount at our corporate office which resulted in lower salaries and benefits costs offset by $0.8 million in contingent legal fees related to a favorable settlement associated with interest on a state tax refund received in 2010. General and administrative expense for the first quarter of 2014 and 2013 also included $0.7 million and $0.8 million, respectively, in stock-based compensation expense.
Foreign Exchange Gains and Losses

For the first quarter of 2014 and 2013, we recognized $46.5 million and $19.4 million of foreign exchange losses, respectively. These non-cash foreign currency losses were primarily unrealized and related to intercompany notes that were entered into as part of a strategy to manage cash balances to fund our operations and provide future tax benefits. The increase in foreign exchange losses was due to additional borrowings related to these intercompany notes and the weakening of the C$ against the US$. The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.11 at March 31, 2014 compared to US$1.00 = C$1.02 at March 31, 2013. The foreign exchange losses related to intercompany notes in the current quarter were partially offset by approximately $1.1 million of realized gains, comprised of $0.4 million related to forward currency contracts and $0.7 million related to other operating items.

Interest and Finance Fees

Interest and finance fees were $23.6 million in the first quarter of 2014 compared to $0.1 million in the first quarter of 2013. For the three months ended March 31, 2014, interest and finance fees were comprised of $22.9 million attributable to our debt and capital lease obligations and $0.7 million attributable to our Tangible Equity Units ("tMEDS"). The increase in interest expense in the comparable periods was due to a decrease in capitalized interest and debt issuance costs. Beginning in September 2013, in conjunction with the start-up phase of Mt. Milligan, we incurred lower capitalized expenditure and therefore capitalized less interest and debt issuance costs related to our secured and unsecured notes, tMEDS and equipment financing facility.
In the first quarter of 2014 and 2013, we capitalized $0.9 million and $24.6 million, respectively, of interest and amortization of debt issuance costs. We capitalize interest expense allocable to the cost of developing mining properties and to construct new facilities until assets are ready for their intended use. Capitalized interest is amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.
Other

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Other income in the first quarter of 2014 was $2.8 million compared to nil in the first quarter of 2013. The increase during the quarter was due to a favorable settlement associated with interest on a state tax refund received in 2010.
Income and Mining Tax Expense (Benefit)
For the first quarter of 2014, our tax benefit was $15.0 million compared to $3.2 million in the first quarter of 2013. The difference is mainly due to both a larger net loss before tax and a higher Canadian federal and provincial income tax rate for the first quarter of 2014 compared to the first quarter of 2013. In the first quarter of 2014, due to higher taxable income as compared to previous forecasts, we concluded that an increased amount of our deferred tax assets would be realized, increasing our tax benefit by $2.3 million. The tax benefit for the first quarter of 2014 also increased $1.4 million due to the successful conclusion of a tax appeal and $0.4 million due to a gain on foreign exchange recorded as a component of the tax benefit.
Segment Discussion
The following discussion presents operating and financial results for the three months ended March 31, 2014 and 2013 for each reportable segment.
Copper-Gold
Mt. Milligan
The following table summarizes Mt. Milligan Mine's operating and financial results for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Operational Statistics
Mined
Ore tonnes (000's)	3,278	—
Waste tonnes (000's)	3,129	—
Strip ratio	0.95	—
Milled (000's tonnes)	2,995	—
Copper ore grade (%)	0.29%	—
Gold ore grade (g per tonne)	0.72	—
Copper recovery (%)	79.2%	—
Gold recovery (%)	59.0%	—
Concentrate production (dry tonnes)	28,166	—
Copper payable production (000's lb)	14,223	—
Gold payable production (oz)	39,181	—
Copper cash cost ($/payable lb produced) - By-Product (1)	$2.29	—
Copper cash cost ($/payable lb produced) - Co-Product (1)	$2.27	—
Gold cash cost ($/payable oz produced) - Co-Product (1)	$606	—
Copper payable production sold (000's lb)	10,793	—
Gold payable production sold (oz)	23,874	—
Copper average realized sales price ($/lb) (1)	$3.01	—
Gold average realized sales price ($/oz) (1)	$1,025	—
_____________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.
Revision to Operational Statistics
In the first quarter of 2014, subsequent to filing our 2013 Form 10-K, we discovered that we had misstated reporting of certain operational statistics for Mt. Milligan Mine in our Form 10-Q for the quarter ended September 30, 2013 and our 2013

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Form 10-K. Following the discovery of these misstatements, we revised the operational statistics for Mt. Milligan Mine for the third and fourth quarters of 2013 as well as the full year 2013 to adjust the impacted operational statistics.
These corrections of our operational statistics had no effect on our Consolidated Balance Sheets, Statements of Operations, Statements of Cash Flow, or Statements of Shareholders’ Equity for the periods impacted. The following tables present the corrections of Mt. Milligan Mine’s operational statistics:

	Three Months Ended September 30, 2013
	As Previously Reported	As Revised
Copper ore grade (%)	0.25%	0.25%
Gold ore grade (g per tonne)	0.45	0.45
Copper recovery (%)	67.3%	67.6%
Copper production in concentrate (000's lb)	1,058	1,058
Gold production in concentrate (oz)	1,997	1,997

	Three Months Ended December 31, 2013
	As Previously Reported	As Revised
Gold ore grade (g per tonne)	0.61	0.56
Copper recovery (%)	80.4%	80.2%
Gold recovery (%)	54.3%	57.4%
Concentrate production (dry tons)	22,912	18,503
Copper payable production (000's lb)	9,348	9,350
Gold payable production (oz)	18,446	17,952
Copper cash cost ($/payable lb produced) - By-Product	$7.34	$7.33
Copper cash cost ($/payable lb produced) - Co-Product	$5.11	$5.19
Gold cash cost ($/payable oz produced) - Co-Product	$1,388	$1,385

	Year Ended December 31, 2013
	As Previously Reported	As Revised
Copper ore grade (%)	0.25%	0.30%
Gold ore grade (g per tonne)	0.60	0.55
Copper recovery (%)	79.2%	78.8%
Gold recovery (%)	54.3%	56.4%
Concentrate production (dry tons)	24,713	20,304
Copper payable production (000's lb)	10,352	10,362
Gold payable production (oz)	20,374	19,879
Copper cash cost ($/payable lb produced) - Co-Product	$5.36	$5.40
Gold cash cost ($/payable oz produced) - Co-Product	$1,456	$1,468
Copper and Gold Production and Cash Costs
During the fourth quarter of 2013, Mt. Milligan Mine began the commissioning and start-up phase; Mt. Milligan Mine reached commercial production as of February 18, 2014, defined as operation of the mill at 60% design capacity mill throughput for 30 days.
As disclosed above, we are continuing to work through what we believe to be typical ramp-up issues. During the first quarter of 2014 ramp up at the Mt. Milligan Mine continued to progress as expected with the new leadership team focused on the optimization of the mine and mill. Concentrate production and cash costs continued to improve from the fourth quarter of

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

2013, with payable copper production up by 52.1% from the previous quarter at a by-product cash cost that was 68.8% lower. Payable gold production also improved by 118.3% from the previous quarter at a co-product cash cost that was 56.3% lower.
Cash costs for the first quarter 2014 and fourth quarter 2013 were impacted by $0.1 million and $1.8 million, respectively, of costs to haul waste material from the mine pit to the tailings dam. This cost is expected to be part of Mt. Milligan Mine operations for the foreseeable future. Operating costs were positively impacted by favorable foreign exchange rates, as the US$ strengthened against the C$ in the first quarter of 2014. The average foreign exchange rate was US$1.00 = C$1.10 for the first quarter of 2014, resulting in an approximately $3.9 million favorable impact on operating costs.
Copper and Gold Sold
During the first quarter of 2014, we sold 10.8 million pounds of copper and 23,874 ounces of payable gold. First quarter 2014 average realized prices were $3.01 per pound of payable copper and $1,025 per ounce of payable gold.
Development
During the three months ended March 31, 2014, cash capital expenditures were C$23.0 million, consisting of C$6.1 million for the permanent operations residence and C$4.9 million for operations and C$12.0 million for the project. The cash capital expenditures for the project were substantially complete as of March 31, 2014.
We currently estimate C$45 million to C$50 million of aggregate capital expenditures for the permanent operations residence, of which approximately C$14 million to C$19 million of expenditures remain to be spent through completion as of March 31, 2014. The permanent operations residence is expected to be completed in 2014.
US Operations Molybdenum
Thompson Creek Mine (TC Mine)
The table that follows summarizes TC Mine's operating and financial results for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
Operational Statistics
Mined
Ore tonnes (000's)	1,683	3,045
Waste tonnes (000's)	84	77
Strip ratio	0.05	0.03
Milled (000's tonnes)	2,278	2,303
Grade (% molybdenum)	0.122	0.127
Recovery (%)	93.9%	93.8%
Molybdenum production (000's lb) (1)	5,658	5,929
Cash cost ($/lb produced) (2)	$3.86	$4.18
Molybdenum sold (000's lb)	5,868	5,279
Average realized sales price ($/lb) (2)	$10.66	$11.96
_______________________________________________________________________________

(1)	Mined molybdenum production pounds reflected are molybdenum oxide and HPM.

(2)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.
General
In October 2012, given the decline in molybdenum prices at the time and projected operating costs at TC Mine for 2015 and thereafter, we suspended waste stripping activity associated with Phase 8. The molybdenum market continued to weaken such that, as a result, at the end of 2013 we decided to put TC Mine on care and maintenance when the mining and processing of Phase 7 ore is completed, which is expected to be in the fourth quarter of 2014. We intend to preserve the assets at TC Mine

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

while it is on care and maintenance to enable us to re-commence operations as market conditions may warrant. We continue to evaluate potential economically viable options for Phase 8.
Molybdenum Production and Cash Costs
Molybdenum production from TC Mine in the first quarter of 2014 was down 4.6% from the first quarter of 2013. Production for the first quarter of 2014 was negatively impacted by lower grade ore, which was partially offset by better than expected mill recoveries. Typical spring runoff water conditions in late March, which are expected to continue during the second quarter, impacted mining at the bottom of the pit, where ore grades are higher. Efforts to trench water away from the active dig faces allowed mining at the bottom of the pit to continue in late March, and stockpiled ore has been used to supplement feed to the mill.

In May 2014, TC Mine experienced a wall slide. As a result of the slide, access to Phase 7 ore has been temporarily cut off. Once it has been established that it is safe to resume operations in the pit mining of Phase 7 ore will recommence. During this period, we are processing stockpiled ore and, at this time, we do not believe there will be any material impact to the 2014 outlook as disclosed in our 2013 Form 10-K. However, we will be performing technical work to assess the full impact of the slide.
The non-GAAP financial measure of cash cost per pound produced in the first quarter of 2014 was lower than the first quarter of 2013, primarily due to lower operating costs primarily due to the decision to suspend stripping in the next mine phase (Phase 8) and to put TC Mine on care and maintenance in the fourth quarter of 2014. This resulted in deferred maintenance repairs and major equipment rebuilds, fewer wear part replacements, less diesel consumed and decreased blasting costs, as previously discussed.
Molybdenum Sold
Molybdenum pounds sold from TC Mine in the first quarter of 2014 was up 11.2% from the first quarter of 2013. The average realized sales price in the first quarter of 2014 was $10.66 versus $11.96 in the same period in 2013.
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
The following is a summary of the Langeloth Facility's operating results for the three months ended March 31, 2014 and 2013 :

	Three Months Ended
	March 31, 2014	March 31, 2014
Operational Statistics
Molybdenum sold from purchased product (000's lb)	1,254	2,240
Realized price on molybdenum sold from purchased product ($/lb)	$10.37	$11.88
Toll roasted and upgraded molybdenum processed (000's lb)	579	2,195
Roasted metal products processed (000's lb)	1,780	5,969
In the first quarter of 2014, molybdenum sold from third-party purchased molybdenum concentrate was down 44.0% from the first quarter of 2013 due to substantially lower molybdenum purchases from third parties in the first quarter of 2014 compared to the same period in 2013. Since the Endako roaster shutdown in the first quarter of 2013, the Langeloth Facility has not purchased significant amounts of third-party molybdenum concentrate, instead served primarily as a roasting facility for material processed from our own molybdenum mines. When TC Mine goes on care and maintenance in the fourth quarter of 2014 as currently intended, we intend to increase our purchases of third party molybdenum concentrate.
The realized price on molybdenum sold from purchased product in the first quarter of 2014 was down 12.7% from the first quarter of 2013 due to a decrease in the market price of molybdenum.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The volume of toll roasted and upgraded molybdenum processed during the first quarter of 2014 decreased 73.6% compared to the same period in 2013, primarily due to lower capacity for third-party material due to higher volume of material processed from our own molybdenum mines.
The volume of roasted metal products processed during the first quarter of 2014 decreased 70.2% compared to the first quarter of 2013 primarily due to decreased customer demand and capacity for these services.
Canadian Operations Molybdenum
Endako Mine
The table and related discussion that follows summarize our 75% share of Endako Mine's operating and financial results for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
Operational Statistics
Mined
Ore tonnes (000's)	1,925	—
Wasted tonnes (000's)	315	—
Strip ratio	0.16	—
Milled (000's tonnes)	2,939	1,995
Grade (% molybdenum)	0.045	0.056
Recovery (%)	76.7%	68.2%
Molybdenum production (000's lb) (1)	2,229	1,761
Cash cost ($/lb produced) (2)	$10.54	$11.75
Molybdenum sold (000's lb)	2,723	1,295
Average realized sales price ($/lb) (2)	$10.06	$11.49
_______________________________________________________________________________

(1)	Mined molybdenum production pounds are molybdenum oxide.

(2)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.
Molybdenum Production and Cash Costs
Our 75% share of molybdenum production at Endako Mine in the first quarter of 2014 was 26.6% higher than the first quarter of 2013 primarily due to higher mill recoveries and throughput due to mill optimization and mining fresh ore instead of processing solely stock-piled ore, as we had done in the first quarter of 2013. These higher recoveries were partially offset by lower ore grades. As discussed previously, the mill has been fully optimized; however, Endako Mine has faced operational challenges in maintaining a consistent feed from the mine to the mill and with certain tailings operations, which adversely impacted production results during the first quarter of 2014.
Lower-of-cost-or-market product inventory write downs at Endako Mine were $6.9 million and $5.6 million during the first quarter of 2014 and 2013, respectively.
Non-GAAP cash cost per pound produced at Endako Mine decreased 10.3% in the first quarter of 2014 compared to the first quarter of 2013. The improvement in cash cost was primarily driven by higher production combined with a favorable impact on operating costs from foreign exchange rates, partially offset by lower ore grades and higher operating costs, which were primarily attributable to increased mining costs resulting from mining fresh ore, as discussed above. The foreign exchange rate averaged US$1.00 = C$1.10 for the first quarter of 2014 compared to an average rate of US$1.00 = C$1.01 for the same period in 2013, resulting in an approximately $2.2 million favorable impact on operating costs.
Molybdenum Sold
Our share of molybdenum sold from Endako Mine in the first quarter of 2014 was 110.3% higher than the first quarter of 2013, due primarily to higher production and increased market demand. The average realized sales price in the first quarter of

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

2014 was $10.06 per pound, which was down from the average realized sales price of $11.49 per pound in the first quarter of 2013 as a result of declining market prices for molybdenum in the comparable periods.
Liquidity and Capital Resources
Our financial position was as follows:

	As of
	March 31, 2014	December 31, 2013
Cash and cash equivalents	$202.7	$233.9
Accounts receivable, including related party receivables	62.8	54.1
Accounts payable and accrued liabilities	96.0	104.9
Current portion of debt, including equipment financings	37.6	37.2
Total working capital	279.7	315.4
Total debt, including equipment financings	1,003.6	1,012.8
During the first quarter of 2014, our debt and liquidity positions were affected by the following:
•Cash generated by operating activities of $16.2 million;
•Capital expenditures of $21.8 million, primarily related to the construction of the permanent operations residence at Mt. Milligan Mine; and

•	Interest paid of $19.4 million.
During the first quarter of 2014, we made three shipments to offtakers and received provisional payments for two of the shipments. We received an additional cash payment of approximately $31 million in early April 2014 relating to the remaining shipment.
We monitor our exposure to the prices of our products as well as the currencies in which we operate. During the first quarter of 2014 we entered into hedges to manage our exposure to fluctuations in the prices of copper and gold, particularly since we sell copper and gold contained in concentrate to our customers, and also purchase gold to satisfy our obligations under the Royal Gold Arrangement. During the first quarter of 2014, we also entered into hedges to manage our exposure to the potential strengthening of the Canadian dollar against the US dollar. See Note 5 in Item 1 for further discussion. We monitor our positions with, and the credit quality of, the financial institutions and companies in which we invest our cash and cash equivalents. We manage our credit risk from accounts receivable through our collection activities. As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material delinquencies regarding the collection of our accounts receivable.
Our ability to fund our capital expenditures, our working capital needs and our scheduled debt and interest payments primarily depends on cash flow from TC Mine and Mt. Milligan Mine in 2014 and from Mt. Milligan Mine thereafter. As previously disclosed, TC Mine is expected to go on care and maintenance in the fourth quarter of 2014 when the mining and processing of Phase 7 ore is completed. We expect to incur non-recurring costs of approximately $35 million in 2015 and 2016 related to tailings slope management costs and employee retention and severance costs. In addition, the annual care and maintenance costs for TC Mine are expected to be approximately $8 million to $10 million.
We currently estimate that the Mt. Milligan Mine will ramp up to 75% to 80% of the designed mill throughput of 60,000 tonnes per day by the end of 2014 and will continue to ramp up to 100% of the designed mill throughput during 2015. For Mt. Milligan Mine copper and gold recoveries, we currently estimate that we will be ramping up to the designed copper recovery rate (87% for the first six years of production) in the first quarter of 2015 and the designed gold recovery rate (73% for the first six years of production) in the first quarter of 2016. In the event that the time frames required to reach the mill design throughput and recovery rates at Mt. Milligan Mine are substantially longer than currently anticipated or future capital expenditures required to enable Mt. Milligan to reach such design rates materially exceed our current estimate of approximately $27 million to $33 million in 2014, our liquidity may be materially adversely affected.
In addition, our ability to generate positive cash flow from operations will depend, in large part, upon the market prices of copper, gold and molybdenum, which are subject to fluctuation. Please refer to the discussion in Overview above.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Our cash and cash equivalents balance is $202.7 million and $233.9 million at March 31, 2014 and December 31, 2013, respectively. As we ramp up Mt. Milligan Mine, we anticipate this balance to continue to decrease. The lowest cash and cash equivalent balance is expected to occur in the third quarter of 2014; but is not expected to be below the minimum liquidity level of $75 million to $100 million that we have set for ourselves. As we achieve design capacity at Mt. Milligan Mine in 2014 and 2015, we expect to begin to accumulate our cash and cash equivalent balance.
Operating Cash Flows
Cash generated by operating activities in the first quarter of 2014 was $16.2 million compared to $15.3 million in the first quarter of 2013. This improvement in cash flow from operations was primarily the result of less cash used for working capital, which was mostly offset by a net loss for the first quarter of 2014 compared to net income for the first quarter of 2013.
Investing Cash Flows
Cash used in investing activities in the first quarter of 2014 was $37.5 million compared to $151.8 million in the first quarter of 2013. This decline is primarily related to the progress made in completing the construction and development of Mt. Milligan period over period. During the first quarter of 2014, we spent $21.8 million on property, plant, equipment and development expenditures primarily related to the construction of the permanent operations residence at Mt. Milligan, the construction and development of the Mt. Milligan project (which is substantially complete as of the end of the 2014 first quarter) and operating capital. For the first quarter of 2013, we spent $155.1 million on property, plant, equipment and development that was primarily related to the construction and development of Mt. Milligan. Payments of interest that was previously capitalized related to development of Mt. Milligan Mine were $6.3 million in the first quarter of 2014 compared to $7.9 million in the first quarter of 2013. In the first quarter of 2014, we posted $10.0 million of cash collateral against existing surety bonds for TC Mine reclamation bonds compared to $0.2 million in the first quarter of 2013. Investing activities for the first quarter of 2014 included the release of $0.6 million of restricted cash related to construction hold-back accounts for to the construction of Mt. Milligan Mine compared to $11.4 million in the first quarter of 2013.
Financing Cash Flows
Cash used in financing activities in the first quarter of 2014 was $9.0 million compared to cash generated by financing activities of $79.6 million in the first quarter of 2013. Proceeds from the Gold Stream Arrangement were completed in the third quarter of 2013. In addition, there were no equipment financings during the first quarter of 2014. For descriptions of our debt and lease obligations, see Notes 7 and 8 of Item 1 of this 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2014, we have commitments to purchase approximately 9.3 million pounds of molybdenum as unroasted molybdenum concentrate from 2014 to 2016 to be priced at the time of purchase at a set discount to the market price for roasted molybdenum concentrate. In addition, we have purchase agreements to buy approximately 1.3 million pounds of molybdenum as roasted molybdenum concentrate during the remainder of 2014 to be priced at market at the time of delivery. We also have fixed-priced sales contracts, under which we have committed to sell approximately 194 thousand pounds of molybdenum in 2014 and 2015 at an average market price of $13.25 per pound.
Transactions with our Endako Mine Joint Venture Partner
Our total sales to a company affiliated with Sojitz, our Endako Mine joint venture partner, represented 14.9% and 14.1% of our total revenues for the first quarter of 2014 and 2013, respectively. See Note 15 to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information about transactions with this joint venture partner.
Non-GAAP Financial Measures
In addition to the condensed consolidated financial statements presented in accordance with US GAAP, we use certain non-GAAP financial measures to assess our operating performance for the reasons described further below. These measures do not have standard meanings prescribed by US GAAP and may not be comparable to similar measures presented by other companies. The presentation of these measures is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with US GAAP. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with the results of operations as determined in accordance with US GAAP.
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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Adjusted net income (loss) represents the income (loss) prepared in accordance with US GAAP, adjusted for significant non-cash items.
For the first quarter of 2014 and 2013, the significant non-cash items were the non-cash losses related to the impact of foreign exchange due primarily to intercompany notes, and related tax effects. For the other 2013 and 2012 periods, the significant non-cash items were the asset impairments and related materials and supplies inventory impairments, the goodwill impairment and the non-cash gain and losses related to the impact of foreign exchange due primarily to intercompany notes, and related tax effects.
In connection with our strategy to manage cash balances, fund our operations and provide future tax benefits, we may enter into intercompany loan arrangements. At times, the loans are denominated in currencies other than the measurement currency of one of the parties. US GAAP requires that notes that are intended to be repaid should not be considered a capital contribution, and, therefore, the foreign exchange fluctuations related to these loans impact net income (loss) each period. At each period end, we compare the exchange rate between the Canadian and US dollars to the exchange rate at the inception of the notes. The difference between those rates is recorded as an unrealized gain or loss on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) at each period end. As the loans between us and our subsidiaries are the primary driver of our foreign exchange gains and losses, as discussed above, management does not consider gains or losses on foreign exchange in its evaluation of our financial performance. We believe that presentation of our non-GAAP measures excluding these gains or losses provides useful information to our investors regarding our financial condition and results of operations.
Adjusted net income (loss) per share (basic and diluted) is calculated using adjusted net income (loss), as defined above, divided by the weighted-average basic and weighted-average diluted shares outstanding during the period as determined in accordance with US GAAP. If the adjustments to net (loss) on a US GAAP basis result in non-GAAP adjusted net income, we calculate weighted-average diluted shares outstanding in accordance with US GAAP and use that to calculate adjusted net income per share—diluted. If the adjustments to net income on a US GAAP basis result in non-GAAP adjusted net (loss), we utilize weighted-average basic shares outstanding to calculate adjusted net income per share—diluted, in accordance with US GAAP.
The following tables reconcile net income (loss) presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per share—basic and diluted, for the three months ended March 31, 2014 and 2013 and for all of the previous eight quarters. All figures within the tables are presented in US$ in millions, except shares and per share amounts.

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income (loss)	$(39.1)	$0.9
Add (Deduct):
(Gain) loss on foreign exchange (1)	46.1	19.4
Tax expense (benefit) on foreign exchange (gain) loss	(2.7)	(2.3)
Non-GAAP adjusted net income (loss)	$4.3	$18.0

Net income (loss) per share
Basic	$(0.23)	$0.01
Diluted	$(0.23)	$—
Adjusted net income (loss) per share
Basic	$0.03	$0.11
Diluted	$0.02	$0.08
Weighted-average shares
Basic	171.6	169.7
Diluted	216.4	216.3
_______________________________________________________________________________

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(1)	Included $0.4 million and nil of foreign exchange gains in deferred tax expense for three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended
	Mar 31 2014	Dec 31 2013	Sep 30 2013	Jun 30 2013	Mar 31 2013	Dec 31 2012	Sep 30 2012	Jun 30 2012
Net income (loss)	$(39.1)	$(210.5)	$13.8	$(19.2)	$0.9	$(484.4)	$(48.2)	$(14.8)
Add (Deduct):
Asset impairments	—	194.9	0.8	—	—	530.5	—	—
Tax benefit of asset impairments (1)	—	(47.4)	(0.3)	—	—	(183.3)	—	—
Tax valuation allowance (1)	—	1.5	—	—	—	119.2	—	—
(Gain) loss on foreign exchange (2)	46.1	40.8	(23.8)	34.8	19.4	7.8	(21.3)	7.9
Tax expense (benefit) on foreign exchange (gain) loss	(2.7)	(7.8)	1.9	(1.8)	(2.3)	(1.7)	4.1	(1.8)
Unrealized (gain) loss on common stock purchase warrants	—	—	—	—	—	—	—	(1.9)
Goodwill impairment	—	—	—	—	—	—	47.0	—
Non-GAAP adjusted net income (loss)	$4.3	$(28.5)	$(7.6)	$13.8	$18.0	$(11.9)	$(18.4)	$(10.6)

Net income (loss) per share
Basic	$(0.23)	$(1.24)	$0.08	$(0.11)	$0.01	$(2.87)	$(0.29)	$(0.09)
Diluted	$(0.23)	$(1.24)	$0.06	$(0.11)	$—	$(2.87)	$(0.29)	$(0.09)
Adjusted net income (loss) per share
Basic	$0.03	$(0.17)	$(0.04)	$0.08	$0.11	$(0.07)	$(0.11)	$(0.06)
Diluted	$0.02	$(0.17)	$(0.04)	$0.06	$0.08	$(0.07)	$(0.11)	$(0.06)
Weighted-average shares
Basic	171.6	171.5	171.5	171.1	169.7	168.7	168.7	168.1
Diluted	216.4	217.1	216.5	216.5	216.3	216.2	216.2	216.0
_______________________________________________________________________________

(1)
The asset impairment for Endako Mine in 2013 did not have a net tax impact due to offsetting valuation allowance movement; therefore, the non-GAAP adjusted net income (loss) presentation excluded this tax effect on both lines.

(2)
Included foreign exchange gains of $0.4 million and foreign exchange losses of $0.1 million and $0.4 million for the three months ended March 31, 2014, December 31, 2013 and September 30, 2013, respectively.

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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Unit cash cost on a by-product and co-product basis exclude the effects of changes in inventory; non-cash corporate allocations; other non-cash employee benefits, such as stock-based compensation; depreciation, depletion, amortization and accretion.
On a co-product basis, cash costs are allocated between copper and gold based on production. Copper production is stated in thousands of pounds and gold has been converted to thousands of copper equivalent (Cu eq.) pounds. Copper equivalent pounds are determined by using the gold production for the periods presented, as well as the most recent quarterly average prices for copper and gold. The price used for gold are a weighted average of the most recent quarterly average of the Metals Bulletin Daily published prices for daily average London price per ounce and the fixed price established under the Gold Stream Arrangement ($435 per oz). The price used for copper is the most recent quarterly average of the Metals Bulletin Daily published price for LME settlement per tonne.
The following tables provide a reconciliation of cash costs and unit cash cost and operating expenses for Copper-Gold operations included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the determination of net income (loss). All figures within the tables are presented in US$ in millions, except shares and per share amounts.
By-Product

(US$ in millions, except pounds and per pound amounts)	Three Months Ended March 31, 2014
Copper payable production (000's lbs)	14,223
Direct mining costs (1)	$49.6
Refining and treatment costs	2.8
Transportation, warehousing and insurance costs	3.6
By-product credits (2)	(23.5)
Non-GAAP cash cost	$32.5
Non-GAAP unit cash cost	$2.29
_______________________________________________________________________________

(1)	Mining (including all stripping costs), milling and on-site general and administration costs.

(2)
By-product credits for gold product revenues, net of refining and treatment charges, have been included as a reduction of cash costs. The amortization of deferred revenue from the Gold Stream Arrangement has been excluded from the calculation of by-product credits. By-product credits included in our presentation of Cash Cost on a By-Product basis include:

(US$ in millions, except per pound amounts)	Three Months Ended March 31, 2014
Total
Gold	$(22.8)
Silver	(0.7)
Total by-product credits	$(23.5)

Per payable pound produced
Gold	$(1.60)
Silver	(0.05)
Total by-product credits	$(1.65)

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Reconciliation to Amounts Reported (US$ in millions)	Three Months Ended March 31, 2014
Non-GAAP cash cost	$32.5
By-product credits	22.8
Refining and treatment costs	(2.8)
Transportation, warehousing and insurance costs	(3.6)
Inventory adjustments	(8.0)
Corporate allocations and other	1.9
Copper-Gold segment US GAAP operating expenses	$42.8

Co- Product

(US$ in millions, except pounds, per pound and per ounce amounts)	Three Months Ended March 31, 2014
	Copper	Gold	Total
Payable production (1)	14,223	10,377	24,600
Direct mining costs (2)	$28.8	$20.8	$49.6
Refining and treatment costs	1.6	1.2	2.8
Transportation, warehousing and insurance costs	2.1	1.5	3.6
Non-GAAP cash cost	$32.5	$23.5	$56.0
Non-GAAP unit cash cost	$2.27	$606
______________________________________________________________________________

(1)
Copper production is stated in thousands of payable pounds. Gold has been converted from payable ounces to thousands of copper equivalent pounds by using the gold production for the period presented, a gold price of $845 per ounce and a copper price of $3.19 per pound.

(2)	Mining (including all stripping costs), milling and on-site general and administration costs.

Reconciliation to Amounts Reported (US$ in millions)	Three Months Ended March 31, 2014
Non-GAAP cash cost	$56.0
Refining and treatment costs	(2.8)
Transportation, warehousing and insurance costs	(3.6)
By-product credits	(0.7)
Inventory adjustments	(8.0)
Corporate allocations and other	1.9
Copper-Gold segment US GAAP operating expenses	$42.8
Average realized sales price
The average realized sales price per payable pound or payable ounce sold represents copper or gold sales revenue, plus the refining and treatment charges, divided by the pounds or ounces sold, respectively.
The following tables provide a calculation of average realized sales price per payable pound or payable ounce.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(US$ in millions, except pounds and per pound amounts)	Three Months Ended March 31, 2014
Payable pounds of copper sold (000's lb)	10,793
Copper sales	$29.8
Refining and treatment charges	2.7
Total	$32.5
Average realized sales price per payable pound sold	$3.01

(US$ in millions, except ounces and per ounce amounts)	Three Months Ended March 31, 2014
Payable ounces of gold sold	23,874
Gold sales	$24.4
Refining and treatment charges	0.1
Total	$24.5
Average realized sales price per payable ounce sold	$1,025
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
Cash cost per pound produced excludes the effects of purchase price adjustments; the effects of changes in inventory; corporate allocations; stock-based compensation; other non-cash employee benefits; and depreciation, depletion, amortization and accretion. Cash cost for TC Mine, which only produces molybdenum sulfide and HPM on site, includes an estimated molybdenum loss (sulfide to oxide), an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from TC Mine to the Langeloth Facility. The cash cost for Endako Mine in 2013 and 2014 includes an allocation of roasting and packaging costs from the Langeloth Facility and transportation costs from Endako Mine to the Langeloth Facility. The weighted-average cash cost per pound produced represents the cumulative total of the cash costs for TC Mine and Endako Mine divided by the cumulative total production from TC Mine and Endako Mine.
The average realized sales price per pound sold represents molybdenum sales revenue divided by the pounds sold.
The following table provides a reconciliation of cash costs and cash cost per pound produced, by mine, and operating expenses included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the determination of net income (loss). All figures within the tables are presented in US$ in millions, except pounds and per pound amounts.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended
	March 31, 2014			March 31, 2013
	Operating Expenses	Pounds Produced (1)	$/lb	Operating Expenses	Pounds Produced (1)	$/lb
	(in millions)	(000's lbs)		(in millions)	(000's lbs)
TC Mine
Cash cost - Non-GAAP	$21.8	5,658	$3.86	$24.8	5,929	$4.18
Add/(Deduct):
Stock-based compensation	0.2			0.2
Inventory and other adjustments	4.0			3.3
US GAAP operating expenses	$26.0			$28.3
Endako Mine
Cash cost - Non-GAAP	$23.5	2,229	$10.54	$20.7	1,761	$11.75
Add/(Deduct):
Stock-based compensation	—			0.1
Inventory and other adjustments	0.4			(5.2)
US GAAP operating expenses	$23.9			$15.6
Other operations US GAAP operating expenses (2)	$15.1			$24.7
Molybdenum segments US GAAP operating expenses	$65.0			$68.6
Weighted-average cash cost—Non-GAAP	$45.4	7,887	$5.75	$45.4	7,690	$5.91
_______________________________________________________________________________

(1)	Mined production pounds are molybdenum oxide and HPM from our share of the production from the mines but excludes molybdenum processed from purchased product.

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

Critical Accounting Estimates
The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are set forth in our 2013 Form 10-K and have not changed.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
At March 31, 2014, we estimate that, based on our 2014 production guidance, the following changes in the prices for each of our metals will impact our 2014 consolidated revenues as follows:

Metal	Change in Price [1]	Impact on Revenue (US$ in millions)
Copper	$0.10 per pound	$6.5	to	$7.5
Gold	$100 per ounce	$7.9	to	$8.4
Molybdenum	$1 per pound	$24.0	to	$28.0
_______________________________________________________________________________

(1)	Copper and molybdenum price changes are on realized prices. Gold price change is calculated using the price for our 47.75% share of payable gold.
Copper and Gold
Substantially all of our concentrate sales contracts provide final pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices or quoted LBMA monthly average spot gold prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper and gold prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper and gold prices, the opposite occurs.
In order to hedge the price risk for the metals contained in concentrate, we have entered into certain forward copper and gold purchase and sale contracts where we purchase copper or gold at an average price during a quotational period and sell copper or gold at a spot price. Additionally, we have entered into zero cost collars where we agreed with a counterparty to a floor and ceiling relative to future prices of gold.
To satisfy our obligations under the Gold Stream Arrangement, after the sale of concentrate to offtakers, we purchase unallocated refined gold and arrange for delivery to Royal Gold's designated account. We receive payments from offtakers in cash, thus requiring the purchase of gold in order to satisfy the obligation to pay Royal Gold in gold. At March 31, 2014, to satisfy our obligations under the Gold Stream Arrangement, we had one outstanding contract to purchase 5,212 ounces of gold that settled in early April 2014.
In order to hedge the risk that the price of gold will increase between the pricing period for sales of concentrate and our purchase of gold to satisfy our obligation under the Gold Stream Arrangement, we have entered into certain forward gold purchase and sales contracts where we purchase gold at an average price during a quotational period (QP) and sell gold at a spot price. The following table provides details of related commodity contracts as of March 31, 2014:

	Quantity	Sell Price	Buy Price	Maturities Through
Royal Gold Hedge Sales (oz)	14,785	$1,288 - $1,321	TBD	May 2014 - June 2014
Royal Gold Hedge Purchases (oz)	4,440	TBD	TBD	May 2014 - August 2014
Forward Gold Sales (oz)	7,300	$1,290 - $1,292	TBD	May 2014 - October 2014
Forward Copper Sales (lb)	4,850,170	$3.02	TBD	April 2014

	Quantity	Put Price	Call Price	Maturities Through
Gold Collars (oz)	3,000	$1,200	$1,365 - $1,368	April 2014 - October 2014
Molybdenum
We will at times enter into provisionally-priced molybdenum sales contracts, whereby the contracts settle at prices to be determined at a future date. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales contracts are included in molybdenum sales revenue in the determination of net income (loss). Changes to the fair value of embedded derivatives related to molybdenum purchase contracts are included in operating expenses in the determination of net income (loss). The following table sets forth our outstanding provisionally-priced molybdenum contracts as of March 31, 2014:

Pounds to be Sold/Purchased
(000's lb)
Provisionally-priced sales	291
Provisionally-priced purchases	266
We also enter into certain molybdenum sales contracts to sell future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. We treat these contracts as normal purchase and normal sales contracts. The following table sets forth our outstanding fixed-price molybdenum sales contracts as of March 31, 2014:

Molybdenum committed (000's lb)	194
Average price ($/lb)	$13.25
In the normal course of operations, we enter into agreements for the purchase of molybdenum. As of March 31, 2014, we have commitments to purchase approximately 9.3 million pounds of molybdenum unroasted molybdenum concentrate from 2014 to 2016 to be priced at the time of purchase at a set discount to the market price for roasted molybdenum concentrate. In addition, we have purchase agreements to buy approximately 1.3 million pounds of molybdenum as roasted molybdenum concentrate during the remainder of 2014 to be priced at market at the time of delivery.
Foreign Currency Exchange Risk
We transact business in various currencies in the normal course of our operations. All of our revenues are denominated in the US dollar; however, we pay certain expenses attributable to our Canadian operations in the Canadian dollar. As a result, we have ongoing foreign exchange translation risk with respect to our Canadian operations. A decrease of 5% in the value of the US dollar relative to the Canadian dollar would have decreased operating income (loss) during the first quarter of 2014 by approximately $0.9 million.
To help mitigate this risk, we have entered into foreign currency forward contracts in which we have agreed to buy Canadian dollars at an agreed-upon rate. We record our currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of March 31, 2014, we had two open foreign currency option contracts to buy C$20 million at exchange rates ranging from $1.12 to $1.13 which settled in April 2014.

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
The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM's disclosure controls and procedures were not effective as a result of the material weaknesses described below.
Previously Reported Material Weaknesses
As previously discussed in Item 9A “Controls and Procedures” of our December 31, 2013 Form 10-K, we reported material weaknesses at the Mt. Milligan mine site related to:

•	inadequate management oversight and monitoring of certain financial controls;

•	ineffective controls over the accuracy and valuation of inventory, including the accuracy of periodic physical counts and the accuracy of the assumptions used in the valuation;

•
ineffective controls over the recognition and measurement of capitalized costs related to property, plant & equipment, specifically, cut-off procedures related to accrued liabilities and the allocation between capitalized costs and expenses.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, other than described below, that occurred during the three months ended March 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
During the three months ended March 31, 2014, we took steps to remediate the material internal control weaknesses related to our Mt. Milligan mine site, including:

•	designed new controls for management oversight of the processes and procedures at, and the timely review of financial information from, the Mt. Milligan site;

•	replacement of the leadership team at Mt. Milligan as of January 2014 to include experienced and trusted individuals from TCM’s other operations; and

•	implementing personnel changes across all levels of site management, including financial reporting and operations.
Management's Plans for Remediation of the Material Weaknesses
During the three months ended March 31, 2014, we began to implement our remediation plan; however, the material weakness will not be considered remediated and effective until additional review procedures regarding the operations of Mt. Milligan have been operating effectively for an adequate period of time. Management will consider the status of this remediation effort when assessing the effectiveness of the Company’s internal controls over financial reporting and disclosure controls and procedures in future reporting periods. While management believes that the remediation efforts will resolve the identified material weaknesses, there is no assurance that management’s remediation efforts conducted to date will be sufficient or that additional remediation will not be necessary.
PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
In 2010, the Stellat'en First Nation filed a petition in the Supreme Court of British Columbia against the British Columbia Minister of Energy, Mines and Petroleum Resources and TCM alleging that Endako Mine and the mill expansion project at Endako Mine represent infringements of the aboriginal title of the petitioners and impacts to their aboriginal rights, and that the government breached its duty to consult with the Stellat'en First Nation in relation to the impacts of Endako Mine and the mill expansion. The petitioners sought a declaration that the Provincial Crown did not fulfill its duty to consult with them in relation to the mill expansion project, a declaration that the mining permits and/or tenures held by TCM are invalid, an order quashing or setting aside the decision to issue a permit amendment to TCM and an injunction prohibiting further construction or alterations relating to the mill expansion project. The matter was heard by the Supreme Court of British Columbia in a hearing that took place in early 2011. In August 2011, the Court dismissed the petitioners' claims in full. The Stellat'en First Nation subsequently filed a notice of appeal from that decision to the Court of Appeal of British Columbia seeking to have the decision of the Supreme Court of British Columbia set aside and seeking an order staying the permit amendment and any future permitting until the Province has engaged in further consultation. In September 2013, the Court of Appeal dismissed the Stellat'en First Nation’s appeal. In January 2014, the Stellat’en First Nation applied for leave from the Supreme Court of Canada to appeal the British Columbia Court of Appeal decision. In February 2014, the Supreme Court of Canada dismissed the Stellat'en First Nation’s leave to appeal application, and awarded costs to the respondents.

We are from time to time involved in or subject to other legal proceedings related to our business. While it is not feasible to predict or determine the outcome of these proceedings, it is the opinion of management that the resolution of these proceedings are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A.  RISK FACTORS
Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended March 31, 2014.
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
*101
The following materials from the Annual Report on Form 10-Q of Thompson Creek Metals Company Inc. for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

_______________________________________________________________________________
*    Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMPSON CREEK METALS COMPANY INC.
Registrant

May 12, 2014	/s/ JACQUES PERRON
Date	Jacques Perron (Chief Executive Officer and Director)

May 12, 2014	/s/ PAMELA L. SAXTON
Date	Pamela L. Saxton (Principal Financial Officer and Principal Accounting Officer)