Form 10-Q
period 2014-06-30
Thompson Creek Metals Co Inc.
filed 2014-08-05
CIK 1415020

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
Or
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
As of August 4, 2014, there were 213,887,744 shares of the registrant's common stock, no par value, outstanding.

Thompson Creek Metals Company Inc.

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

		June 30,	December 31,
(US dollars in millions, except share amounts)	Note	2014	2013
ASSETS
Current assets
Cash and cash equivalents		$216.1	$233.9
Accounts receivable, net	2	76.1	47.8
Accounts receivable-joint venture partner	15	10.0	6.3
Product inventory	3	98.0	122.1
Materials and supplies inventory		57.0	65.8
Prepaid expenses and other current assets		10.5	13.2
Income and mining taxes receivable	13	3.8	4.4
Restricted cash		2.4	2.5
		473.9	496.0
Property, plant, equipment and development, net	4	2,509.2	2,538.0
Restricted cash		5.7	5.7
Reclamation deposits		17.4	7.4
Other assets		28.9	24.2
Deferred income tax assets	13	23.0	14.2
		$3,058.1	$3,085.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities		$87.0	$104.9
Income, mining and other taxes payable		3.5	0.7
Current portion of Gold Stream deferred revenue	10	24.5	21.3
Current portion of long-term debt	8 & 9	5.1	15.4
Current portion of long-term lease obligations	7	22.3	21.8
Deferred income tax liabilities	13	13.0	14.4
Other current liabilities		0.1	2.1
		155.5	180.6
Gold Stream deferred revenue	10	746.6	759.4
Long-term debt	8 & 9	899.0	906.9
Long-term lease obligations	7	57.4	68.7
Other liabilities		4.3	6.5
Asset retirement obligations		45.5	43.8
Deferred income tax liabilities	13	13.4	13.4
		1,921.7	1,979.3
Commitments and contingencies	12
Shareholders' equity
Common stock, no-par, 213,887,744 and 171,452,069 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively		1,185.4	1,028.9
Additional paid-in capital		85.5	230.7
Retained earnings (deficit)		(100.2)	(122.7)
Accumulated other comprehensive loss		(34.3)	(30.7)
		1,136.4	1,106.2
		$3,058.1	$3,085.5
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(US dollars in millions, except per share amounts)	2014	2013	2014	2013
REVENUES
Copper sales	$64.8	$—	$94.6	$—
Gold sales	54.1	—	78.5	—
Molybdenum sales	126.3	112.7	229.2	217.4
Tolling, calcining and other	3.2	5.1	7.1	9.1
Total revenues	248.4	117.8	409.4	226.5
COSTS AND EXPENSES
Cost of sales
Operating expenses	148.2	77.1	261.8	145.8
Depreciation, depletion and amortization	33.0	14.2	55.6	26.9
Total cost of sales	181.2	91.3	317.4	172.7
Selling and marketing	3.6	2.7	7.7	5.0
Accretion expense	0.9	0.6	1.8	1.4
General and administrative	5.2	5.5	11.8	12.6
Exploration	0.2	0.5	0.3	0.6
Total costs and expenses	191.1	100.6	339.0	192.3
OPERATING INCOME	57.3	17.2	70.4	34.2
OTHER (INCOME) EXPENSE
(Gains) losses on foreign exchange, net	(42.3)	34.8	4.2	54.2
Interest and finance fees	23.3	0.1	46.9	0.2
Interest income	(0.1)	(0.3)	(0.2)	(0.5)
Loss from debt extinguishment	0.5	—	0.5	—
Other	(0.2)	(0.2)	(3.0)	(0.2)
Total other (income) expense	(18.8)	34.4	48.4	53.7
Income (loss) before income and mining taxes	76.1	(17.2)	22.0	(19.5)
Total income and mining tax expense (benefit)	14.5	2.0	(0.5)	(1.2)
NET INCOME (LOSS)	$61.6	$(19.2)	$22.5	$(18.3)
COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	42.0	(47.8)	(3.6)	(73.9)
Total other comprehensive income (loss)	42.0	(47.8)	(3.6)	(73.9)
Total comprehensive income (loss)	$103.6	$(67.0)	$18.9	$(92.2)

NET INCOME (LOSS) PER SHARE
Basic	$0.35	$(0.11)	$0.13	$(0.11)
Diluted	$0.28	$(0.11)	$0.10	$(0.11)
Weighted-average number of common shares
Basic	174.5	171.1	173.1	170.4
Diluted	220.3	171.1	217.3	170.4
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(US dollars in millions)	2014	2013	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$61.6	$(19.2)	$22.5	$(18.3)
Items not affecting cash:
Depreciation, depletion and amortization	33.0	14.2	55.6	26.9
Recognition of deferred revenue	(7.9)	—	(9.6)	—
Accretion expense	0.9	0.6	1.8	1.4
Amortization of finance fees	1.3	—	2.6	—
Stock-based compensation	1.5	1.9	2.6	3.3
Materials and supplies inventory write downs	0.1	—	0.2	—
Product inventory write downs	1.1	7.0	6.6	11.7
Deferred income tax benefit	7.8	(3.6)	(9.3)	(10.3)
Unrealized gain on financial instruments and mark-to-market adjustments	(2.8)	—	(3.2)	—
Unrealized foreign exchange (gain) loss	(44.0)	34.7	3.6	54.3
Debt extinguishment	(0.1)	—	(0.1)	—
Change in working capital accounts (Note 16)	(1.8)	9.6	(6.4)	(8.5)
Cash generated by operating activities	50.7	45.2	66.9	60.5
INVESTING ACTIVITIES
Capital expenditures	(26.7)	(119.5)	(48.5)	(274.6)
Capitalized interest payments	(0.6)	(27.5)	(6.9)	(35.4)
Restricted cash	(0.6)	(0.2)	—	11.2
Disposition of assets	—	0.2	—	0.2
Reclamation deposit	—	0.2	(10.0)	—
Cash used in investing activities	(27.9)	(146.8)	(65.4)	(298.6)
FINANCING ACTIVITIES
Proceeds from the Gold Stream Arrangement	—	37.0	—	99.0
Proceeds from equipment financings	—	10.5	—	37.8
Repayments of equipment financings	(5.5)	(6.5)	(10.8)	(12.7)
Repayment of long-term debt	(5.1)	(4.3)	(8.8)	(8.2)
Proceeds (costs) from issuance of common shares, net	—	(0.2)	—	0.2
Cash generated by (used in) financing activities	(10.6)	36.5	(19.6)	116.1
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1.2	(1.4)	0.3	(2.0)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13.4	(66.5)	(17.8)	(124.0)
Cash and cash equivalents, beginning of period	202.7	469.3	233.9	526.8
Cash and cash equivalents, end of period	$216.1	$402.8	$216.1	$402.8
Supplementary cash flow information (Note 16)
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
(US dollars in millions, share data in thousands)	Shares	Amount
Balances at December 31, 2013	171,452	$1,028.9	$230.7	$(122.7)	$(30.7)	$1,106.2
Amortization of stock-based compensation	—	—	2.5	—	—	2.5
Shares issued under stock-based compensation	306	1.7	(2.0)	—	—	(0.3)
Settlement of tangible equity units exchange offer	42,130	154.8	(145.7)	—	—	9.1
Comprehensive income (loss):
Net income (loss)	—	—	—	22.5	—	22.5
Foreign currency translation	—	—	—	—	(3.6)	(3.6)
Total comprehensive income (loss)						18.9
Balances at June 30, 2014	213,888	$1,185.4	$85.5	$(100.2)	$(34.3)	$1,136.4
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements- Unaudited
(US dollars in millions, except per share amounts)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted. This report should be read in conjunction with Thompson Creek Metals Company Inc.'s (“TCM,” “Company,” “we,” “us” or “our”) consolidated financial statements and notes contained in its Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). The information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other period or for the year ending December 31, 2014.
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
As used herein, “Mt. Milligan Mine” refers to our conventional truck-shovel open-pit copper and gold mine and concentrator with a copper-gold flotation processing plant in British Columbia, Canada; “TC Mine” refers to Thompson Creek Mine, our open-pit molybdenum mine and concentrator in Idaho, USA; “Endako Mine” refers to the open-pit molybdenum mine, concentrator and roaster in British Columbia, Canada in which we own a 75% joint venture interest; and “Langeloth Facility” refers to our Langeloth Metallurgical Facility in Pennsylvania, USA.
Change in Estimate
On January 1, 2014, the Life of Mine Plan ("LOM") for the Endako Mine, in which TCM owns a 75% joint venture interest, was revised to reflect long term molybdenum pricing expectations. As a result, Endako Mine's estimated mine life was reduced to approximately 3.5 years from 15 years. During the second quarter of 2014, in light of the reduced mine life and to better reflect the economic utilization of property, plant and equipment assets at the Endako Mine, TCM reduced the depreciable lives of Endako Mine's property, plant and equipment assets using the straight line and declining balance depreciation convention (the depreciable lives of assets using the units-of-production depreciation convention had been reduced in the first quarter of 2014) and began considering the salvage values of these assets when recognizing its share of depreciation, depletion and amortization expense. This change in estimate, effective as of April 1, 2014, was accounted for prospectively in accordance with ASC 205, Accounting Changes and Error Corrections. This change lowered depreciation expense and increased net income by $2.1 million, or approximately $0.01 per diluted share, for each of the three and six months ended June 30, 2014.
2. Accounts Receivable, Net
Accounts receivable are carried at their estimated collectible amounts. Accounts receivable included net trade receivables of $66.1 million, and other receivables of $10.0 million at June 30, 2014, and trade receivables of $41.6 million and other receivables of $6.2 million at December 31, 2013. Other receivables at June 30, 2014 consisted of $3.5 million of Goods and Services Tax refunds and $3.1 million of mark-to-market adjustments relating to provisional invoices for Mt. Milligan Mine copper and gold concentrate sales. Other receivables at December 31, 2013 consisted of $3.3 million of Goods and Services Tax refunds and $0.3 million of mark-to-market adjustments relating to provisional invoices for Mt. Milligan Mine copper and gold concentrate sales.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

3. Inventory
The carrying value of product inventory was as follows:

(US$ in millions)	June 30, 2014	December 31, 2013
Copper and Gold Inventory:
Concentrate	$22.8	$39.8
Stockpiled ore	4.0	5.4
	$26.8	$45.2
Molybdenum Inventory:
Finished product	$30.8	$27.5
Work-in-process	27.7	28.0
Stockpiled ore	12.7	21.4
	$71.2	$76.9
	$98.0	$122.1
As of June 30, 2014 and June 30, 2013, the carrying value of TCM's molybdenum inventory exceeded the market value, resulting in lower-of-cost-or-market write downs of $1.2 million and $8.0 million, respectively, for the three and six months ended June 30, 2014, and lower-of-cost-or-market write downs of $8.2 million and $14.1 million, respectively, for the three and six months ended June 30, 2013.

The following table sets forth the inventory write downs in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods presented:

	Three Months Ended		Six Months Ended
(US$ in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Canadian Operations Molybdenum
Operating expense	$1.1	$7.0	$6.6	$11.7
Depreciation, depletion and amortization	0.1	1.2	1.4	2.4
	$1.2	$8.2	$8.0	$14.1

4. Property, Plant, Equipment and Development, Net
Property, plant, equipment and development, net, was comprised of the following:

(US$ in millions)	June 30, 2014	December 31, 2013
Mining properties and mineral reserves	$798.3	$768.6
Mining and milling equipment and facilities	1,644.0	1,661.2
Processing facilities	169.3	168.5
Construction-in-progress	67.1	42.7
Other	16.2	18.3
	2,694.9	2,659.3
Less: Accumulated depreciation, depletion and amortization	(185.7)	(121.3)
	$2,509.2	$2,538.0
The construction-in-progress balance included $57.3 million and $33.2 million related to Mt. Milligan Mine as of June 30, 2014 and December 31, 2013, respectively. For Mt. Milligan Mine the construction-in-progress balance at June 30, 2014 consisted of $39.2 million related to construction of a permanent operations residence, $7.1 million for construction

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements- Unaudited
(US dollars in millions, except per share amounts)

related to the tailings facility system's dam, $6.3 million for Phase 2 of the tailings facility system and $4.7 million for other items for Mt. Milligan Mine.
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
The following table provides details about the fair values of TCM's derivative assets and liabilities:

	Fair Value as of
(US$ in millions)	June 30, 2014	December 31, 2013
Assets (1)
Commodity contracts	$0.1	$0.2
Total	$0.1	$0.2
(1) TCM's derivative assets are included in prepaid expenses and other current assets, and derivative liabilities are included in other current liabilities. Certain derivative instruments, such as provisionally-priced contracts and forward currency contracts, have an immaterial fair value as of the balance sheet dates, while the changes in the fair value during the three and six months ended June 30, 2014 and 2013 are disclosed below. TCM is exposed to credit risk when counterparties with which it has entered into derivative transactions are unable to pay. To reduce counterparty credit exposure, TCM deals primarily with large, credit-worthy financial institutions and companies and limits credit exposure to each. TCM believes the counterparties to the contracts to be credit-worthy entities and, therefore, TCM believes credit risk of counterparty non-performance is relatively low, and, as such, the fair value of the derivatives has not been adjusted.
The following table sets forth the gains (losses) on derivative instruments for periods presented:

(US$ in millions)		Three Months Ended		Six Months Ended
Derivative Type	Statement of Operations Classification	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Gold hedges related to Gold Stream Arrangement	Gold sales	$0.1	$—	$0.3	$—
Other commodity contracts	Operating expenses	$—	$—	$0.1	$—
Copper and Gold hedges	Other	$(0.1)	$—	$(0.1)	$—
Forward currency contracts	Gain (loss) on foreign exchange, net	$0.2	$—	$0.7	$—
Gold Hedges Related to Gold Stream Arrangement and Other Commodity Contracts
TCM must satisfy its obligation under the Gold Stream Arrangement (discussed in Note 10) by delivering gold to Royal Gold after TCM receives payment from third-party purchasers, including offtakers and traders, that purchase concentrate from Mt. Milligan Mine ("MTM Customers"). In connection with TCM's first 12 shipments of concentrate from Mt. Milligan Mine, TCM must deliver gold to Royal Gold based on a percentage of the gold ounces included in each provisional sale of gold to MTM Customers within two days of receiving a provisional payment, as discussed further in Note 10.
TCM receives payment from MTM Customers in cash, thus requiring the purchase of gold in order to satisfy the obligation to pay Royal Gold in gold. In order to hedge its gold price risk that arises when physical purchase and concentrate sales pricing periods do not match, TCM has entered into certain forward gold purchase and sales contracts pursuant to which it purchases gold at an average price during a quotational period and sells gold at a spot price. TCM records its commodity contracts at fair value using a market approach based on observable quote market prices and contracted prices.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) -Unaudited
(US dollars in millions, except per share amounts)

In connection with the sale of concentrate from Mt. Milligan Mine, TCM is exposed to price fluctuations between the concentrate shipment, provisional payment and final payment. In order to hedge the price risk for the metals contained in concentrate, TCM has entered into certain forward copper and gold purchase and sale contracts pursuant to which it purchases copper or gold at an average price during a quotational period and sells copper or gold at a spot price. Additionally, TCM has entered into zero cost collars pursuant to which it agrees with a counterparty to a floor and ceiling relative to future prices of gold. If the gold price is below the floor, the counterparty pays TCM the difference between the price and the floor. If the gold price is above the ceiling, TCM pays the counterparty the difference between the ceiling and the price. TCM records its commodity contracts at fair value using a market approach based on observable quote market prices and contracted prices. These activities are intended to protect against the price risk related to the MTM Customer purchase contracts.
Additionally, TCM has entered into a natural gas contract at the Langeloth Facility to fix the prices paid for natural gas used in operations.
The following table provides details of TCM's commodity contracts as of June 30, 2014:

	Quantity	Sell Price	Buy Price	Maturities Through
Gold Hedge Sales related to Gold Stream Arrangement (oz)	9,808	$1,269-$1,320	TBD	July 2014-September 2014
Gold Hedge Purchases related to Gold Stream Arrangement (oz)	9,060	TBD	TBD	August 2014-November 2014
Forward Gold Sales (oz)	4,000	$1,292-$1,318	TBD	July 2014-November 2014
Forward Copper Sales (lb)	5,510,000	$3.16-$3.18	TBD	September 2014
Natural Gas Purchase (Dt)	45,375	n/a	$3.59-$3.60	July 2014-September 2014

	Quantity	Put Price	Call Price	Maturities Through
Gold Collars (oz)	4,000	$1,200-$1,225	$1,368 - $1,395	July 2014-November 2014
Forward Currency Contracts
TCM transacts business in various currencies in the normal course of its operations and for capital expenditures. In addition, with all of its revenues denominated in US dollars, TCM has an ongoing foreign exchange risk with respect to its Canadian operations. To help mitigate this risk, TCM has entered into foreign currency forward contracts pursuant to which it has agreed to buy Canadian dollars at an agreed-upon rate. TCM records its currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of June 30, 2014, TCM had no open foreign currency option contracts.
Fixed-Priced Contracts
TCM has entered into certain sales contracts pursuant to which it sells future molybdenum production at fixed prices. These fixed prices may be different than the quoted market prices at the date of sale. TCM treats these contracts as normal purchase and normal sale contracts. While the Gold Stream Arrangement contains an agreement to sell gold at a fixed price, it does not meet the definition of a derivative instrument.
The following table sets forth TCM's outstanding fixed-priced sales contracts as of June 30, 2014:

	Quantity (000's lb)	Sell price	Maturities Through
Molybdenum fixed price sales	241	$13.68	September 2015
6. Fair Value Measurement
US GAAP includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). TCM's policy is to recognize transfers into and out of Level 3 as of the actual date of the event or change in circumstances. There were no transfers into or out of Level 1 or 2 during

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) -Unaudited
(US dollars in millions, except per share amounts)
6. Fair Value Measurement (Continued)

the six months ended June 30, 2014. The following table sets forth a reconciliation of activity related to Level 3 financial assets and liabilities for the six months ended June 30, 2014:

(US$ in millions)	Total	Fixed-Priced Contracts	Debt
Balance at December 31, 2013	$12.7	$—	$12.7
Level 3 transfers	—	—	—
Settlement of tMEDS	(10.9)	—	(10.9)
Balance at June 30, 2014	$1.8	$—	$1.8
The following tables set forth TCM's financial assets and liabilities measured at fair value by level within the US GAAP fair value hierarchy. As required, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement, as discussed in Note 2 to the 2013 Form 10-K.

	Fair Value at June 30, 2014
(US$ in millions)	Total	Level 1	Level 2	Level 3
Liabilities:
Senior secured notes	$428.0	$—	$428.0	$—
Senior unsecured notes	585.1	—	585.1	—
tMEDS	1.8	—	—	1.8
	$1,014.9	$—	$1,013.1	$1.8

	Fair Value at December 31, 2013
(US$ in millions)	Total	Level 1	Level 2	Level 3
Liabilities:
Senior secured notes	$397.2	$—	$397.2	$—
Senior unsecured notes	492.4	—	492.4	—
tMEDS	12.7	—	—	12.7
	$902.3	$—	$889.6	$12.7

TCM classified its senior secured and unsecured notes within Level 2 because they are valued using a mix of inputs, including a risk-free interest rate input that is quoted in an active market, and credit spread inputs that are observable but are not quoted market prices for identical liabilities. Both inputs are negatively correlated to the fair value measure; an increase (decrease) in the input will decrease (increase) the fair value measure.

TCM classified its Tangible Equity Units ("tMEDS") within Level 3 because they are valued using significant unobservable inputs. TCM determined the fair value of the debt component of tMEDS using a discounted cash flow model by obtaining yields for comparably-rated issuers trading in the market, considering the market yield of existing TCM debt and the credit rating of TCM.

As of June 30, 2014, the carrying values of the 9.75% senior secured notes and the 12.5% senior unsecured notes were lower than the fair values of approximately $428.0 million and $238.6 million, respectively, while the carrying value of the 7.375% senior unsecured notes and tMEDS were higher than the fair value of $346.5 million and $1.8 million, respectively. TCM determined the fair value of the notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.
7. Leases

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

TCM's total capital lease obligations consisted of the following:

(US$ in millions)	June 30, 2014	December 31, 2013
Equipment facility capital leases	$23.8	$27.2
Equipment facility sale leaseback	52.9	59.8
Endako Mine sale leaseback	3.0	3.5
Total lease obligations	79.7	90.5
Less: Current portion	(22.3)	(21.8)
Total long-term lease obligations	$57.4	$68.7
Interest pertaining to the equipment financing facility with Caterpillar Financial Services Ltd. (the "Equipment Facility"), is allocable to the cost of developing mining properties and to constructing new facilities and is capitalized until assets are ready for their intended use. Beginning in September 2013, in conjunction with the start-up phase of Mt. Milligan Mine, TCM ceased capitalizing the interest and debt issuance costs associated with the leases under the Equipment Facility for Mt. Milligan Mine as the related assets were placed in service. During the three and six months ended June 30, 2014, TCM repaid $5.3 million and $10.8 million, respectively, in principal.
Interest and debt issuance costs on the equipment financings consisted of the following:

	Three Months Ended		Six Months Ended
(US$ in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest paid	$1.3	$1.2	$2.5	$2.1
Interest and debt issuance costs capitalized	$—	$1.5	$—	$2.8
Interest and debt issuance costs expensed	$1.3	$0.1	$2.7	$0.2
8. Debt
TCM's secured and unsecured notes, tMEDS, equipment loans and other credit facilities consisted of the following:

	June 30, 2014	December 31, 2013
9.75% Senior secured notes due 2017, net of discount	$347.6	$347.3
7.375% Senior unsecured notes due 2018	350.0	350.0
12.5% Senior unsecured notes due 2019	200.0	200.0
tMEDS	2.4	19.4
Equipment loans	4.1	5.4
Other	—	0.2
Total debt	904.1	922.3
Less: Current portion	(5.1)	(15.4)
Total long-term debt	$899.0	$906.9
Interest and debt issuance costs paid, capitalized and expensed were as follows:

	Three Months Ended		Six Months Ended
(US$ in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest paid	$26.1	$26.2	$43.7	$33.2
Interest and debt issuance costs capitalized	$1.0	$23.4	$1.9	$46.8
Interest and debt issuance costs expensed	$22.0	$—	$44.2	$—

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
8. Debt (Continued)

9.75% Senior Secured Notes

On November 27, 2012, TCM issued $350.0 million of 9.75% senior secured notes (the "2017 Notes"). The proceeds received in the offering were $336.8 million, net of financing fees of $10.0 million and a discount of $3.2 million. The net proceeds from the 2017 Notes offering were used to fund the completion of Mt. Milligan Mine and for general working capital purposes. The 2017 Notes are guaranteed on a senior basis by substantially all of TCM's subsidiaries and are secured by a first priority lien subject to permitted liens on substantially all of TCM's and the guarantors' property and assets.

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

The 2017 Notes are redeemable at TCM's option at any time prior to December 1, 2015 at a price equal to 100% of the principal amount of the 2017 Notes, plus accrued and unpaid interest and a make-whole premium. Under the terms of the 2017 Notes Indenture, TCM may also redeem up to 35% of the original principal amount of the 2017 Notes at any time prior to December 1, 2015 with the proceeds of certain equity offerings at a redemption price of 109.75% of the principal amount of the 2017 Notes, together with accrued and unpaid interest to, but not including, the date of redemption. TCM may also redeem the 2017 Notes at any time on or after December 1, 2015 at the redemption prices specified in the 2017 Notes Indenture together with accrued and unpaid interest to, but not including, the date of redemption. Finally, TCM may redeem the 2017 Notes at any time upon the occurrence of specified events relating to Canadian tax law at a redemption price of 100% of the principal amount of the 2017 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

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

The 2019 Notes are redeemable at TCM's option at any time prior to May 1, 2016 at a price equal to 100% of the principal amount of the 2019 Notes, plus accrued and unpaid interest and a make-whole premium. Under the terms of the 2019 Notes Indenture, TCM may also redeem up to 35% of the original principal amount of the 2019 Notes at any time prior to May 1, 2015 with the proceeds of certain equity offerings at a redemption price of 112.5% of the principal amount of the 2019 Notes, together with accrued and unpaid interest to, but not including, the date of redemption. TCM may also redeem the 2019 Notes at any time on or after May 1, 2016 at the redemption prices specified in the 2019 Notes Indenture together with accrued and unpaid interest to, but not including, the date of redemption. Finally, TCM may redeem the 2019 Notes at any time upon the occurrence of specified events relating to Canadian tax law at a redemption price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

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

The 2018 Notes are redeemable at our option at any time prior to June 1, 2014 at a price equal to 100% of the principal amount of the 2018 Notes, plus accrued and unpaid interest and a make-whole premium. Under the terms of the 2018 Notes Indenture, TCM may also redeem up to 35% of the original principal amount of the 2018 Notes at any time prior to June 1, 2014 with the proceeds of certain equity offerings at a redemption price of 107.375% of the principal amount of the 2018 Notes, together with accrued and unpaid interest to, but not including, the date of redemption. We may also redeem the 2018 Notes at any time on or after June 1, 2014 at the redemption prices specified in the 2018 Notes Indenture, together with accrued and unpaid interest to, but not including, the date of redemption. Finally, we may redeem the 2018 Notes at any time upon the occurrence of specified events relating to Canadian tax law at a redemption price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

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

Mobile Mining Equipment Loans

On December 8, 2010, TCM executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during 2010. This fixed-rate loan bears interest at 3.6%, and is scheduled to mature no later than December 8, 2015.

9. tMEDS

On May 11, 2012, TCM completed a public offering of 8,800,000 tMEDS with a stated value of $25.00. Each tMEDS unit consists of a prepaid common stock purchase contract and a senior amortizing note due May 15, 2015. During the three and six months ended June 30, 2013, holders early settled 100,000 and 460,000 common stock purchase contracts, respectively, for which TCM issued 458,550 and 2,109,330 shares of common stock, respectively. For more information, please see Note 11 within Item 8 of our 2013 Form 10-K.

On May 21, 2014, TCM commenced an offer ("Exchange Offer") to exchange any and all of the 8,340,000 then outstanding units of tMEDS for a number of shares of TCM’s common stock. Pursuant to the terms of the Exchange Offer, as amended, each holder of tMEDS could tender all or a portion of such holder's tMEDS in exchange for (i) 5.3879 shares of common stock plus (ii) a number of shares of common stock equal to $1.25 divided by $2.73, which is the five day arithmetic daily volume-weighted average price of the TCM common stock over the trading period beginning on June 16, 2014 and ending on June 20, 2014. The Exchange Offer expired on June 24, 2014, and 7,206,862 units, or 86.4%, of the tMEDS were tendered for exchange, and accepted by TCM. In exchange for the tendered tMEDS, TCM issued 42,129,829 shares of its common stock.
As of June 30, 2014, 1,133,138 tMEDS remain outstanding. Such tMEDS will continue to be held pursuant to their original terms and conditions, including mandatory conversion on May 15, 2015. On July 8, 2014, TCM filed an application to notify the SEC of its delisting of any and all units of tMEDS which remained outstanding following settlement of the Exchange Offer, and the delisting became effective 10 days after such filing. TCM does not intend to re-list its tMEDS on another securities exchange, but expects that the tMEDS will be quoted on one or more over-the-counter markets.
Although each outstanding unit of tMEDS was treated as one unit for purposes of the Exchange Offer, the accounting treatment considers each component of each unit of tMEDS, a prepaid common stock purchase contract and a senior amortizing note, separately. As of June 30, 2014, in connection with shares of common stock issued in exchange for the prepaid common stock purchase contract components of the tendered tMEDS, TCM recorded a $145.5 million increase to common stock and a $145.5 million decrease to additional paid-in capital equal to the value of the shares issued in exchange for the prepaid common stock purchase contract components of the tendered tMEDS. In connection with the settlement of $10.9 million of the senior amortizing notes component of the tendered tMEDS, TCM issued $9.3 million in TCM common stock and made a principal payment of $1.2 million to the senior amortizing note holders. As a result of the consummation of the Exchange Offer, TCM recorded a $10.9 million decrease to debt, a $9.3 million increase to common stock and a $0.2 million decrease to additional paid-in capital for issuance costs incurred by TCM in connection with the Exchange Offer. Additionally, TCM recorded $0.5 million in debt extinguishment losses due to the difference between consideration offered for extinguished debt net of $0.5 million of fees and expenses incurred by TCM in connection with the Exchange Offer, and the write off of $0.3 million of unamortized debt issuance costs.
The senior amortizing note component of the tMEDS that remained outstanding as of June 30, 2014 was $2.4 million, which is included in the current portion of long-term debt on the Condensed Consolidated Balance Sheets. The unamortized deferred financing costs related to the remaining tMEDS were $0.1 million as of June 30, 2014. See Note 8 for interest and debt issuance costs paid, capitalized and expensed for TCM's outstanding debt, including tMEDS.
10. Gold Stream Arrangement

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
10. Gold Stream Arrangement (Continued)

Pursuant to an agreement dated October 2010, as subsequently amended in December 2011 and August 2012, with a subsidiary of Royal Gold, Inc. ("Royal Gold") (referred to as the "Gold Stream Arrangement"), TCM agreed to sell to Royal Gold 52.25% of the refined gold production from Mt. Milligan Mine for a total upfront payment of $781.5 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. The upfront cash payments received under the Gold Stream Arrangement were recorded as deferred revenue and classified as a liability on our Condensed Consolidated Balance Sheets.
TCM sells copper and gold concentrate from Mt. Milligan Mine to MTM Customers, and then purchases gold ounces in the market for delivery to Royal Gold, in an amount based on a portion of the gold ounces in the copper and gold concentrate sold to MTM Customers as determined in accordance with the terms of the Gold Stream Arrangement. Mt. Milligan Mine began selling copper and gold concentrate to MTM Customers and delivering gold ounces to Royal Gold in the fourth quarter of 2013, at which time TCM began to recognize an amount of the deferred revenue as gold ounces are delivered to Royal Gold, as explained further below. In connection with TCM's first 12 shipments of copper and gold concentrate from Mt. Milligan Mine to MTM Customers, TCM must deliver gold ounces to Royal Gold based on a percentage of gold ounces in each provisional sale of gold to MTM Customers within two days of receiving a provisional payment for the sale of the copper and gold concentrate. Under the Gold Stream Arrangement, for shipments 1 through 4, 75% of the gold ounces to be delivered to Royal Gold are based on the gold ounces under each provision payment, and 25% of the gold ounces are delivered upon final settlement under each MTM Customer contract. For shipments 5 through 8, those percentages are 50% and 50%, respectively, and for shipments 9 through 12, the percentages are 25% and 75%, respectively. Thereafter, all deliveries of gold to Royal Gold will be based solely on the final settlement of provisional sales of concentrate to MTM Customers. The gold ounces delivered to Royal Gold under the Gold Stream Arrangement are based on the contained gold ounces in the provisional payments and final settlements multiplied by a 97% payable factor.
Revenues from the Gold Stream Arrangement are recognized upon the provisional sale of the copper and gold concentrate delivered to MTM Customers based on the amount of the provisional gold ounces in such sale, with adjustments made for the $435 per ounce price, the per ounce price for the deferred revenue that was received upfront and certain adjustments pursuant to the terms of the Gold Stream Arrangement.
The components of revenue under the Gold Stream Arrangement are as follows:

•	recognition of an amount of deferred revenue based on the amount of gold ounces delivered to Royal Gold in the applicable period compared to total expected gold deliveries over the life of the mine;

•	receipt of $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold ounces are delivered;

•
recognition of any unrealized losses resulting from the difference between the $435 per ounce plus the deferred revenue per ounce price and the prevailing spot price at the end of any period, net of purchase costs for the gold ounces delivered to Royal Gold; and

•
gains or losses related to TCM's commodity gold contracts used to hedge TCM’s price exposure between the purchase price for the gold delivered to Royal Gold under the Gold Stream Arrangement and the final gold settlement price from the MTM Customers.

The following table presents the revenue recognized under the Gold Stream Arrangement for the three and six months ended June 30, 2014 in connection with (i) ounces of gold actually delivered to Royal Gold based on provisional sales of concentrate during the applicable period and (ii) ounces of gold to be delivered to Royal Gold upon final settlement of the provisional sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2014	2013	2014	2013
Gold Stream revenue for ounces delivered(1)	$17.4	$—	$21.2	$—
Gold Stream revenue for ounces to be delivered (2)	4.0	—	10.1	—
Total Gold Stream revenue (1) (2)	$21.4	$—	$31.3	$—
(1) Included $7.9 million and $9.6 million of revenue which was previously deferred, for the three and six months ended June 30, 2014, respectively.
(2) Recognized revenue amount may be subject to adjustment upon final settlement.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
10. Gold Stream Arrangement (Continued)

In the event of any default under the Gold Stream Arrangement, Royal Gold could require TCM to repay the deposits received from Royal Gold, which amounts totaled $756.6 million at June 30, 2014.
11. Stock-Based Compensation
As of June 30, 2014, TCM has granted stock options, PSUs and RSUs, as discussed below.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2014:

	Options	Weighted-Average Exercise Price (1)
	(000's)
Stock options outstanding at January 1, 2014	2,580	$8.86
Granted	312	2.75
Exercised	11	2.70
Canceled/expired/surrendered	312	9.48
Stock options outstanding at June 30, 2014	2,569	$8.07
_______________________________________________________________________________

(1)
The weighted-average exercise price of options outstanding is shown in US dollars. Options with a Canadian dollar strike price have been converted to US dollars for disclosure purposes using the exchange rates on the respective date of grant.

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
For the three and six months ended June 30, 2014, TCM recorded compensation expense related to stock options of $0.1 million and $0.2 million, respectively.
For the three and six months ended June 30, 2013, TCM recorded compensation expense related to stock options of $0.2 million and $0.4 million, respectively.
As of June 30, 2014, approximately 0.7 million outstanding options had not vested and were not exercisable. The total unrecognized compensation cost related to these options was $0.9 million and is expected to be recognized over a weighted-average period of 2.05 years.
As of June 30, 2014, approximately 1.8 million options had vested, were exercisable and had an aggregate intrinsic value of nil.
Performance Share Units (PSUs)
The following table summarizes PSU activity during the six months ended June 30, 2014:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
11. Stock-Based Compensation (Continued)

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2014	1,225	$7.88
PSUs granted	1,422	3.37
Canceled/expired/forfeited	379	11.96
Outstanding at June 30, 2014	2,268	$4.45
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
The vesting of the PSUs granted subsequent to January 1, 2012 and prior to January 1, 2014 is contingent upon two performance metrics: 1) TCM's Total Shareholder Return (TSR) relative to the Russell 2000 Index during the three-year performance period and 2) the proven and probable mine reserves replaced by TCM during the three-year performance period as measured by the replacement reserves percentage determined by the plan administrator. The PSUs cliff vest three years from the date of issuance upon achievement of the above metrics. Any PSUs not vested at such time will expire.
The vesting of the PSUs granted subsequent to January 1, 2014 is contingent upon two performance metrics: 1) TCM's Total Shareholder Return (TSR) relative to the S&P TSX Global Base Metals Index during the three-year performance period and 2) cash flow from operations, defined as TCM's aggregate "cash generated by (used in) operating activities" less aggregate "capital expenditures" as reported for the calendar years 2014, 2015 and 2016 in the Statements of Cash Flows in the Company's Annual Report on Form 10-K. The PSUs cliff vest approximately three years from the date of issuance, or on the date in the first quarter of 2017 that the plan administrator determines and certifies the achievement of the above metrics. Any PSUs not vested at such time will expire.
For the three and six months ended June 30, 2014, TCM recorded compensation expense related to PSUs of $0.7 million and $1.4 million, respectively.
For the three and six months ended June 30, 2013, TCM recorded compensation expense related to PSUs of $0.7 million and $1.3 million, respectively.
As of June 30, 2014, unrecognized compensation expense related to PSUs totaled $6.9 million that will be recognized on a straight-line basis over a weighted-average period of 2.35 years.
Restricted Stock Units (RSUs)
The following table summarizes RSU activity during the six months ended June 30, 2014:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2014	1,346	$4.23
RSUs granted	930	2.76
RSUs vested and common shares issued	419	5.25
Canceled/expired/forfeited	136	4.60
Outstanding at June 30, 2014	1,721	$3.16
For the three and six months ended June 30, 2014, TCM recorded $0.7 million and $1.0 million of compensation expense related to its RSUs, respectively, net of impact of canceled RSUs.
For the three and six months ended June 30, 2013, TCM recorded $0.7 million and $1.3 million of compensation expense related to its RSUs, respectively, net of impact of canceled RSUs.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
11. Stock-Based Compensation (Continued)

As of June 30, 2014, unrecognized compensation expense related to restricted stock and RSUs totaled $4.6 million that will be recognized on a straight-line basis over a weighted-average period of 2.30 years.
12. Commitments and Contingencies
Legal Matters
TCM is from time to time involved in or subject to legal proceedings related to its business. While it is not feasible to predict or determine the outcome of these proceedings, it is the opinion of management that the resolution of these proceedings is not expected to have a material adverse effect on TCM’s consolidated financial position, results of operations or cash flows.

Concentrate Sales Agreements
TCM is party to three concentrate sales agreements for the sale of concentrate produced at Mt. Milligan Mine. Pursuant to these agreements, TCM has agreed to sell an aggregate of approximately 85% of the copper and gold concentrate produced at Mt. Milligan Mine during 2014 and an aggregate of approximately 120,000 dry tonnes in each of the two calendar years thereafter. Under one of the agreements, TCM has the option to sell to the counterparty and the counterparty has the obligation to purchase from TCM additional concentrate up to an amount equal to 40,000 dry tonnes per year during each of 2015 and 2016. Pricing under these concentrate sales agreements will be determined by reference to specified published reference prices during the applicable quotation periods. Payment for the concentrate will be based on the price for the agreed copper and gold content of the parcels delivered, less smelting and refining charges and certain other deductions, if applicable. The copper smelting and refining charges will be negotiated in good faith and agreed by the parties for each contract year based on terms generally acknowledged as industry benchmark terms. The gold refining charges are as specified in the agreements.
Molybdenum Purchases
As of June 30, 2014, we have commitments to purchase approximately 8.0 million pounds of molybdenum as unroasted molybdenum concentrate from 2014 to 2016 primarily priced at the time of purchase at a set discount to the market price for roasted molybdenum concentrate. In addition, we have purchase agreements to buy approximately 0.9 million pounds of molybdenum as roasted molybdenum concentrate during the remainder of 2014 to be priced at market at the time of delivery.
Molybdenum Sales
In the normal course of operations, TCM enters into certain molybdenum sales contracts pursuant to which it sells future production at fixed prices. As of June 30, 2014, TCM had commitments to sell approximately 241 thousand pounds of molybdenum oxide in 2014 and 2015 at an average price of $13.68 per pound.
Capital Purchase Commitments
As of June 30, 2014, TCM had open purchase orders, contracts and capital purchase commitments of $7.0 million related to the Mt. Milligan permanent operations residence.
13. Income and Mining Tax Expense (Benefit)
Income and mining taxes for the three months ended June 30, 2014 and 2013 were an expense of $14.5 million and $2.0 million, respectively. Income and mining taxes for the six months ended June 30, 2014 and 2013 were a benefit of $0.5 million and $1.2 million, respectively.

The tax expense and benefit for each of the three and six months ended June 30, 2014 differs from the tax that would result from applying the Canadian federal and provincial income tax rates primarily due to the following items: the US percentage depletion benefit; the pre-tax Endako Mine book loss, which has no tax benefit as a result of a valuation allowance recognized; and an increased amount of our deferred tax assets that will be realized due to higher taxable income as compared to previous forecasts. The tax expense for the three months ended June 30, 2014 included $0.4 million loss on foreign exchange. The tax benefit for the six months ended June 30, 2014 included a successful conclusion to a tax appeal.

The tax expense and benefit for each of the three and six months ended June 30, 2013 differs from the tax that would

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

Our current and noncurrent deferred income tax assets and liabilities changed at June 30, 2014 as compared to December 31, 2013 from a net liability of $13.6 million to a net liability of $3.4 million, or a change of $10.2 million. This is primarily due to a $9.3 million deferred tax benefit in the first half of 2014, a component of our total tax benefit of $0.5 million. Most of the deferred tax benefit is reflected as an increase to the noncurrent deferred tax asset on our balance sheet. The remaining $0.9 million is primarily due to currency translation adjustments as a result of change in foreign exchange rates.
14. Net Income (Loss) per Share
The following is a reconciliation of net income (loss) and weighted-average common shares outstanding for purposes of calculating diluted net income (loss) per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
(US$ in millions, except per share amounts)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income (loss)	$61.6	$(19.2)	$22.5	$(18.3)
Basic weighted-average number of shares outstanding	174.5	171.1	173.1	170.4
Effect of dilutive securities
Share-based awards	0.3	—	0.1	—
tMEDS	45.5	—	44.1	—
Diluted weighted-average number of shares outstanding	220.3	171.1	217.3	170.4
Net income (loss) per share
Basic	$0.35	$(0.11)	$0.13	$(0.11)
Diluted	$0.28	$(0.11)	$0.10	$(0.11)
For each of the three and six months ended June 30, 2014, approximately 2.4 million of stock options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the price of the common stock. For each of the three and six months ended June 30, 2014, approximately 2.3 million of PSUs were excluded from the computation of diluted weighted-average shares.
For the three and six months ended June 30, 2013, approximately 2.6 million and 2.3 million, respectively, of stock options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the price of the common stock. For each of the three and six months ended June 30, 2013, 1.5 million PSUs were excluded from the computation of diluted weighted-average shares as the effect would have been anti-dilutive under the treasury stock method. For the three and six months ended June 30, 2013, approximately 1.2 million and 0.2 million, respectively, of RSUs were excluded from the computation of diluted weighted-average shares as the effect would have been anti-dilutive under the treasury stock method. For each of the three and six months ended June 30, 2013, the assumed issuance of 44.9 million shares upon a conversion of the stock purchase contract component of the then outstanding tMEDS units were considered in the calculation of diluted weighted-average shares; however due to the net loss position of the Company for such periods, they have not been reflected above as they would be anti-dilutive.
15. Transactions with our Endako Mine Joint Venture Partner
Total sales by TCM to Sojitz, TCM's Endako Mine joint venture partner, were $30.3 million and $54.3 million for the three and six months ended June 30, 2014, respectively. This represented 12.2% and 13.3% of TCM's total revenues for these respective periods.
Total sales by TCM to Sojitz were $20.0 million and $35.3 million for the three and six months ended June 30, 2013, respectively. This represented 17.0% and 15.6% of TCM's total revenues for these respective periods.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued)- Unaudited
(US dollars in millions, except per share amounts)
15. Transactions with our Endako Mine Joint Venture Partner (Continued)

For the three and six months ended June 30, 2014, TCM recorded management fee income of $0.1 million and $0.2 million, respectively, and selling and marketing costs of $0.2 million and $0.4 million, respectively, from Sojitz.
For the three and six months ended June 30, 2013, TCM recorded management fee income of $0.0 million and $0.1 million, respectively, and selling and marketing costs of $0.1 million and $0.3 million, respectively, from Sojitz.
At June 30, 2014 and December 31, 2013, TCM's related accounts receivable owing from Sojitz were $10.0 million and $6.3 million, respectively.
16. Supplementary Cash Flow Information

	Three Months Ended		Six Months Ended
(US$ in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Change in working capital accounts:
Accounts receivable	$(25.9)	$3.0	$(34.8)	$(2.9)
Product inventory	15.7	7.0	13.6	7.7
Materials and supplies inventory	3.9	(3.5)	0.7	(6.1)
Prepaid expenses and other current assets	0.7	(1.4)	3.6	(9.2)
Income and mining taxes receivable	—	3.8	0.6	8.4
Accounts payable and accrued liabilities	2.3	1.1	7.8	(6.0)
Income and mining taxes payable	1.5	(0.4)	2.1	(0.4)
	$(1.8)	$9.6	$(6.4)	$(8.5)
Cash interest paid (1)	$27.4	$27.5	$46.2	$35.4
Income and mining taxes paid, net of refunds (2)	$5.0	$1.4	$5.5	$0.3
(1) For the three and six months ended June 30, 2014, cash interest paid of $0.6 million and $6.9 million, respectively, had been previously capitalized related to the Company's debt. For the three and six months ended June 30, 2013, cash interest paid of $27.5 million and $35.4 million, respectively, had been previously capitalized related to the Company's debt.
(2) For the three and six months ended June 30, 2014, TCM received nil and $0.9 million, respectively, in refunds of US and Canadian income taxes related to prior year tax returns. For the three and six months ended June 30, 2013, TCM received $1.9 million and $3.1 million, respectively, in refunds of US and Canadian income taxes related to prior year tax returns.
Non-cash Investing and Financing Activities

	Three Months Ended		Six Months Ended
(US$ in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Investing activities
Increase in capital expenditure accrual	$—	$14.0	$—	$—
Financing activities
Capitalized interest and financing costs (1)	$1.0	$25.8	$1.9	$49.5
Settlement of tMEDS	$(9.3)	$—	$(9.3)	$—
(1) Includes capitalized interest not paid in cash, amortization of deferred financing costs and debt discounts.
17. Concentration of Credit Risk
TCM is exposed to counterparty risk from its cash and cash equivalent balances and its reclamation deposits held by financial institutions and governmental entities. TCM monitors its positions with, and the credit quality of, the financial

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
17. Concentration of Credit Risk (Continued)

institutions and companies in which it invests its cash, cash equivalents and that hold its reclamation deposits. Counterparties to cash balances and its reclamation deposits, other than balances maintained in various bank operating accounts, are US and Canadian institutions and the US and Canadian governments.
TCM manages its credit risk from its accounts receivable through its collection activities. As of June 30, 2014, TCM had nine customers who owed TCM more than $3.0 million and accounted for approximately 49.6% of total accounts and other receivables outstanding. Another twelve customers had balances greater than $1.0 million but less than $3.0 million that accounted for approximately 21.8% of total accounts and other receivables. As of June 30, 2014, all of these customers were compliant with credit terms and scheduled payment dates.
TCM's maximum counterparty and credit risk exposure is the carrying value of its cash and cash equivalents and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities and fixed-rate debt, excluding the senior secured and unsecured notes and tMEDS, as discussed in Note 6, approximate fair value as of June 30, 2014.
18. Segment Information
TCM has three reportable segments, based on products and geography: Copper-Gold, US Operations Molybdenum and Canadian Operations Molybdenum. The Copper-Gold segment includes all expenditures, including all mining, milling, mine site administration, transportation, shipping, concentrate selling and refining costs, and sale of concentrate from Mt. Milligan Mine. The US Operations Molybdenum segment includes all mining, milling, mine site administration, transportation, roasting (at the Langeloth Facility) and sale of molybdenum products from TC Mine, as well as all roasting and sales of third-party purchased material from the Langeloth Facility. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, transportation, roasting (at the Langeloth Facility) and sale of molybdenum products from the 75% owned Endako Mine. The Inter-segment represents the elimination of management fee income, revenue and cost of sales of product transported from the Canadian Operations to the US Operations for processing.
TCM's chief operating decision makers (Chief Executive Officer and Chief Operating Officer) evaluate segment performance based on segment revenue less costs and expenses. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration and interest income and expense items to its reporting segments, unless such expenditures are directly related to segment operations. Gains and losses on foreign exchange are calculated on transactions denominated in a different currency than the segment's functional currency; the Copper-Gold segment's unrealized foreign exchange balance is primarily comprised of its intercompany notes.
Segment information for the three and six months ended June 30, 2014 and 2013 was as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
18. Segment Information (Continued)

For the three months ended June 30, 2014:

(US$ in millions)	Copper-Gold	US Operations Molybdenum	Canadian Operations Molybdenum	Inter- segment	Total
Revenues
Copper sales	$64.8	$—	$—	$—	$64.8
Gold sales	54.1	—	—	—	54.1
Molybdenum sales	—	100.7	25.6	—	126.3
Tolling, calcining and other	—	4.3	—	(1.1)	3.2
	118.9	105.0	25.6	(1.1)	248.4
Cost and expenses
Operating expenses	69.7	60.0	19.6	(1.1)	148.2
Depreciation, depletion and amortization	23.4	5.2	4.2	—	32.8
Cost of sales	93.1	65.2	23.8	(1.1)	181.0
Selling and marketing	1.5	1.7	0.8	(0.4)	3.6
Accretion expense	0.1	0.3	0.5	—	0.9
	94.7	67.2	25.1	(1.5)	185.5
Segment revenue less costs and expenses	24.2	37.8	0.5	0.4	62.9
Other segment expenses (income)
(Gains) losses on foreign exchange, net	(5.8)	—	0.9	—	(4.9)
Segment income (loss) before income and mining taxes	$30.0	$37.8	$(0.4)	$0.4	$67.8
For the three months ended June 30, 2013:

(US$ in millions)	Copper-Gold (Development)	US Operations Molybdenum	Canadian Operations Molybdenum	Inter- segment	Total
Revenues
Molybdenum sales	$—	$89.3	$23.4	$—	$112.7
Tolling, calcining and other	—	5.1	—	—	5.1
	—	94.4	23.4	—	117.8
Cost and expenses
Operating expenses (1)	—	51.9	25.2	—	77.1
Depreciation, depletion and amortization (1)	—	9.2	4.6	—	13.8
Cost of sales	—	61.1	29.8	—	90.9
Selling and marketing	—	1.8	1.2	(0.3)	2.7
Accretion expense	0.1	0.4	0.1	—	0.6
	0.1	63.3	31.1	(0.3)	94.2
Segment revenue less costs and expenses	(0.1)	31.1	(7.7)	0.3	23.6
Other segment expenses (income)
(Gains) losses on foreign exchange, net	6.3	(0.3)	(1.1)	—	4.9
Segment income (loss) before income and mining taxes	$(6.4)	$31.4	$(6.6)	$0.3	$18.7

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
18. Segment Information (Continued)

(1) Certain prior year reclassifications were made to conform with current year presentation. This resulted in an increase in operating expenses and a decrease in depreciation, depletion and amortization of $3.3 million.
For the six months ended June 30, 2014:

(US$ in millions)	Copper-Gold	US Operations Molybdenum	Canadian Operations Molybdenum	Inter- segment	Total
Revenues
Copper sales	$94.6	$—	$—	$—	$94.6
Gold sales	78.5	—	—	—	78.5
Molybdenum sales	—	176.3	57.6	(4.7)	229.2
Tolling, calcining and other	—	9.8	—	(2.7)	7.1
	173.1	186.1	57.6	(7.4)	409.4
Cost and expenses
Operating expenses	112.5	107.3	49.3	(7.3)	261.8
Depreciation, depletion and amortization	33.1	12.2	9.7	—	55.0
Cost of sales	145.6	119.5	59.0	(7.3)	316.8
Selling and marketing	3.5	3.3	1.7	(0.8)	7.7
Accretion expense	0.2	0.7	0.9	—	1.8
	149.3	123.5	61.6	(8.1)	326.3
Segment revenue less costs and expenses	23.8	62.6	(4.0)	0.7	83.1
Other segment expenses (income)
(Gains) losses on foreign exchange, net	1.3	—	0.2	—	1.5
Segment income (loss) before income and mining taxes	$22.5	$62.6	$(4.2)	$0.7	$81.6

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
18. Segment Information (Continued)

For the six months ended June 30, 2013:

(US$ in millions)	Copper-Gold (Development)	US Operations Molybdenum	Canadian Operations Molybdenum	Inter- segment	Total
Revenues
Molybdenum sales	$—	$179.1	$38.3	$—	$217.4
Tolling, calcining and other	—	9.1	—	—	9.1
	—	188.2	38.3	—	226.5
Cost and expenses
Operating expenses (1)	—	105.3	40.5	—	145.8
Depreciation, depletion and amortization (1)	—	16.7	9.3	—	26.0
Cost of sales	—	122.0	49.8	—	171.8
Selling and marketing	—	3.5	2.0	(0.5)	5.0
Accretion expense	0.2	0.7	0.5	—	1.4
	0.2	126.2	52.3	(0.5)	178.2
Segment revenue less costs and expenses	(0.2)	62.0	(14.0)	0.5	48.3
Other segment expenses (income)
(Gains) losses on foreign exchange, net	10.1	0.4	0.5	—	11.0
Segment income (loss) before income and mining taxes	$(10.3)	$61.6	$(14.5)	$0.5	$37.3

(1) Certain prior year reclassifications were made to conform with current year presentation. This resulted in an increase in operating expenses and a decrease in depreciation, depletion and amortization of $3.4 million.
Reconciliation of Segment Income to Net Income (Loss)

	Three Months Ended		Six Months Ended
(US$ in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Segment income (loss)	$67.8	$18.7	$81.6	$37.3
Less:
Corporate depreciation	0.2	0.4	0.6	0.9
General and administrative	5.2	5.5	11.8	12.6
Exploration	0.2	0.5	0.3	0.6
(Gain) loss on foreign exchange	(37.4)	29.9	2.7	43.2
Interest expense (income), net	23.2	(0.2)	46.7	(0.3)
Loss from debt extinguishment	0.5	—	0.5	—
Other	(0.2)	(0.2)	(3.0)	(0.2)
Income (loss) before income and mining taxes	76.1	(17.2)	22.0	(19.5)
Income and mining tax expense (benefit)	14.5	2.0	(0.5)	(1.2)
Net income (loss)	$61.6	$(19.2)	$22.5	$(18.3)
Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, was as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
18. Segment Information (Continued)

As of June 30, 2014 (US$ in millions)	Copper-Gold (1)	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment	Total
Capital expenditures (2)	$46.8	$0.9	$0.8	$—	$48.5
Property, plant, equipment and development	$2,280.1	$122.2	$105.8	$1.1	$2,509.2
Assets	$2,422.0	$434.7	$171.1	$30.3	$3,058.1
Liabilities	$816.9	$49.5	$31.3	$1,024.0	$1,921.7

As of December 31, 2013 (US$ in millions)	Copper-Gold (3)	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment	Total
Capital expenditures (4)	$419.1	$5.3	$4.3	$0.2	$428.9
Property, plant, equipment and development	$2,290.4	$129.2	$115.6	$2.8	$2,538.0
Assets	$2,402.9	$395.1	$170.9	$116.6	$3,085.5
Liabilities	$851.8	$49.5	$30.9	$1,047.1	$1,979.3

(1) Included $18.0 million in permanent operations residence capital expenditure and $13.8 million in operations capital expenditure at Mt. Milligan Mine. Excluded $1.3 million of remaining prepaid deposits already made to one vendor.
(2) Capital expenditures were for the six months ended June 30, 2014.
(3) Included $18.1 million in permanent operations residence capital expenditure and $12.0 million in operations capital expenditure at Mt. Milligan Mine. Excluded $2.3 million of remaining prepaid deposits already made to one vendor.
(4) Capital expenditures were for the year ended December 31, 2013.
19. Guarantor Financial Information
TCM has not presented separate combined financial statements of subsidiary guarantors that guarantee the 2017 Notes, the 2018 Notes and the 2019 Notes, because (1) each of the subsidiary guarantors is wholly owned by TCM; (2) the guarantees are full and unconditional; (3) the guarantees are joint and several and (4) TCM has no independent assets and operations, and all subsidiaries of TCM other than the subsidiary guarantors are immaterial.

Pursuant to the indentures governing the 2017 Notes, the 2018 Notes and the 2019 Notes, a guarantor may be released from its guarantee obligations only under certain customary circumstances specified in the indentures, namely upon (1) the sale or other disposition (including by way of merger, amalgamation or consolidation) of such guarantor, (2) the designation of such guarantor as an unrestricted subsidiary in accordance with the terms of the indentures, (3) upon a legal defeasance or covenant defeasance or (4) upon the full satisfaction of our obligations under the respective indenture.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of Thompson Creek Metals Company Inc. and its subsidiaries (collectively, "Thompson Creek," "TCM," "we," "us" or "our") for the three and six months ended June 30, 2014, and should be read in conjunction with TCM's condensed consolidated financial statements and the notes thereto included in Item 1 herein and the discussion of Risk Factors included in Part II, Item 1A herein. Additionally, the following discussion should be read in conjunction with the consolidated financial statements, the related "Management's Discussion and Analysis of Financial Condition and Results of Operations," the discussion of "Risk Factors" and the discussion of TCM's "Business and Properties" in our 2013 Form 10-K.
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
Forward-Looking Statements
Certain statements in this report, other than purely historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and applicable Canadian securities legislation and are intended to be covered by the safe harbor provided by these regulations. These forward-looking statements can, in some cases, be identified by the use of such terms as "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Our forward-looking statements may include, without limitation, statements with respect to: future financial or operating performance of the Company or its subsidiaries and its projects; access to existing or future financing arrangements; future inventory, production, sales, payments from customers, cash costs, capital expenditures and exploration expenditures; future earnings and operating results; expected concentrate and recovery grades; estimates of mineral reserves and resources, including estimated mine life and annual production; statements as to the projected completion of the permanent operations residence and projected ramp-up at Mt. Milligan Mine, including expected achievement of design capacities; future operating plans and goals; and future molybdenum, copper, gold and silver prices.
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
Highlights for the Second Quarter 2014

•	Total cash and cash equivalents at June 30, 2014 were $216.1 million compared to $202.7 million at March 31, 2014 and $233.9 million at December 31, 2013. Total debt, including capital lease obligations, at June 30, 2014 was $983.8 million, compared to $1,012.8 million at December 31, 2013.

•	Cash generated by operating activities was $50.7 million in the second quarter of 2014 compared to $45.2 million in the second quarter of 2013.

•
Consolidated revenues for the second quarter of 2014 were $248.4 million, up from $117.8 million for the second quarter of 2013, primarily as a result of copper and gold revenue of $118.9 million from Mt. Milligan Mine. For the second quarter of 2014, we made three shipments of copper and gold concentrate and recorded four sales.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

•
Sales volumes and average realized sales prices for copper and gold in the second quarter of 2014 were 21.9 million pounds of copper at an average realized price of $3.20 per pound and 51,983 ounces of gold at an average realized price of $1,047 per ounce. Molybdenum sales volumes in the second quarter of 2014 were 9.7 million pounds at an average realized price of $13.03 per pound compared to 9.7 million pounds at an average realized price of $11.60 per pound for the second quarter of 2013.

•
Consolidated operating income for the second quarter of 2014 was $57.3 million compared to operating income of $17.2 million for the second quarter of 2013. The increase in consolidated operating income in the second quarter of 2014 was due primarily to the addition of operating income from Mt. Milligan Mine and increased operating income from TC Mine.

•
Net income for the second quarter of 2014 was $61.6 million, or $0.28 per diluted share, compared to a net loss of $19.2 million, or $0.11 per diluted share, for the second quarter of 2013. The second quarter of 2014 and 2013 included non-cash foreign exchange gains of $42.3 million and foreign exchange losses of $34.8 million, respectively, primarily on intercompany notes.

•
Non-GAAP adjusted net income for the second quarter of 2014 was $22.0 million, or $0.10 per diluted share, compared to non-GAAP adjusted net income of $13.8 million, or $0.06 per diluted share, for the second quarter of 2013. Non-GAAP adjusted net income for the second quarter of 2014 and 2013 excluded foreign exchange gains and losses, net of tax impacts, respectively. See "Non-GAAP Financial Measures" for the definition and reconciliation of non-GAAP adjusted net income.

•
Copper and gold payable production during the second quarter of 2014 was 16 million pounds of copper and 37,030 ounces of gold. Non-GAAP unit cash costs for copper and gold for the second quarter of 2014 were, on a by-product basis, $0.33 per pound of copper, and, on a co-product basis, $1.97 per pound of copper and $538 per ounce of gold. See "Non-GAAP Financial Measures" for the definition and reconciliation of non-GAAP adjusted net income. The by-product cash cost for copper was positively impacted by gold revenues from four sales of copper and gold concentrate during the second quarter of 2014, which increased the gold by-product credits. Timing of concentrate sales will impact the by-product cash costs for Mt. Milligan on a quarter-by-quarter basis.

•
Molybdenum production for the second quarter of 2014 was 7.5 million pounds compared to 6.5 million pounds in the second quarter of 2013. Non-GAAP average molybdenum cash cost per pound produced for the second quarter of 2014 was $6.25 per pound compared to $7.46 per pound in the second quarter of 2013. See "Non-GAAP Financial Measures" for the definition and reconciliation of non-GAAP adjusted net income.

•
Capital expenditures in the second quarter of 2014 were $26.7 million, comprised of $25.9 million for Mt. Milligan Mine and $0.8 million of other capital costs for Endako Mine, TC Mine, the Langeloth Facility and corporate combined, compared to $119.5 million in the second quarter of 2013.

Overview
We are a diversified North American mining company. We operate a copper and gold mine, two primary molybdenum mines and a metallurgical roasting facility. Our Mt. Milligan Mine is a conventional truck-shovel open-pit copper and gold mine and concentrator with a copper-gold flotation processing plant in British Columbia, Canada ("Mt. Milligan Mine"). Our molybdenum producing properties are Thompson Creek Mine, an open-pit molybdenum mine and concentrator in Idaho, USA ("TC Mine"), Endako Mine, an open-pit molybdenum mine, concentrator and roaster in British Columbia, Canada in which we own a 75% joint venture interest (“Endako Mine”) and the Langeloth Metallurgical Facility in Pennsylvania, USA (the “Langeloth Facility”).
We have three reportable segments, based on products and geography: Copper-Gold, US Operations Molybdenum and Canadian Operations Molybdenum. The Copper-Gold segment includes all expenditures, including all mining, milling, on-site general and administration and transportation from Mt. Milligan Mine. The US Operations Molybdenum segment includes all mining, milling, mine site administration, transportation, roasting (at the Langeloth Facility) and sale of molybdenum products from TC Mine, as well as all roasting and sales of third-party purchased material from the Langeloth Facility. The Canadian Operations Molybdenum segment includes all mining, milling, on-site general and administration, transportation, roasting (at the Langeloth Facility) and sale of molybdenum products from the 75% owned Endako Mine.

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
The average published price for our products has fluctuated as follows for the periods shown:

	Copper (1)	Gold (2)	Molybdenum oxide (3)
July 2014	$3.22	$1,312	$13.04
Second quarter 2014	$3.08	$1,289	$13.61
First quarter 2014	$3.19	$1,293	$9.98
Fourth quarter 2013	$3.24	$1,271	$9.65
Third quarter 2013	$3.21	$1,327	$9.42
Second quarter 2013	$3.24	$1,414	$10.87
First quarter 2013	$3.60	$1,631	$11.35
______________________________________________________________________________
(1) Average Metals Bulletin Daily published price for London Metal Exchange (LME) settlement per pound.
(2) Average Metals Bulletin Daily published price for daily average London price per troy ounce.
(3) Average Platts Metals Week published price per pound for molybdenum oxide.

For copper and gold, in addition to certain existing forward gold purchase and sales contracts related to our Gold Stream Arrangement as of June 30, 2014, we have put in place commodity price hedges in connection with our day-to-day copper and gold business designed to protect our cash flow for 8,000 ounces of gold, with 4,000 ounces of gold at a floor price of $1,200 to $1,225 per ounce and a ceiling price ranging from $1,368 to $1,395 per ounce, maturing from July to November 2014, and 4,000 ounces of gold at a forward sales price of approximately $1,292 to $1,318 per ounce maturing from July to November 2014. As of June 30, 2014, we also have put in place hedges for 5.5 million pounds of copper at forward sales price of $3.16 to $3.18 per pound maturing in September 2014. Please refer to Note 5 of Item 1 of this 10-Q for further discussion. In July 2014 we entered into additional hedges for 6.9 million pounds of copper at forward sales price of $3.25 to $3.26 per pound maturing from September to October 2014.
We began the commissioning and start-up phase of Mt. Milligan Mine in the third quarter of 2013, and Mt. Milligan Mine reached commercial production as of February 18, 2014. After a number of mining and milling adjustments that were made in April and May of 2014, we achieved an average daily throughput of 48,065 tonnes per day for the month of June 2014 with a record daily mill throughput of 63,970 tonnes on June 16, 2014. While these operational results are significant milestones for us at this stage of the ramp-up, we continue to expect fluctuations in mill throughput until we consistently achieve approximately 80% of design capacity which is expected by the end of this year.
At TC Mine, molybdenum production for the second quarter of 2014 was 5.1 million pounds at a cash cost of $3.97 per pound produced compared to 4.4 million pounds at a cash cost of $5.33 per pound produced for the second quarter of 2013. Unit cash costs decreased by 25.5% compared to the second quarter of 2013. Operating costs at TC Mine were lower in the second quarter of 2014 primarily due to higher production and various cost saving measures, as described further below. We currently plan on putting TC Mine on care and maintenance by the end of 2014. As discussed in the Liquidity and Capital Resources section, if TC Mine is placed on care and maintenance, we expect to incur non-recurring costs in 2015 and 2016 of an aggregate amount of approximately $35 million related to tailings dam slope management and employee retention and severance costs. We also expect annual care and maintenance costs to be approximately $8 million to $10 million. However, we are still evaluating economically viable options for Phase 8, which may include moving forward with stripping at a reduced rate, which would allow us to continue with scaled operations. If we proceed with such a plan, we expect that our costs in 2015 would approximate the tailings dam slope management costs and the annual care and maintenance costs we otherwise would have incurred if we had placed TC Mine on care and maintenance during the fourth quarter of this year.
At Endako Mine, our 75% share of molybdenum production for the second quarter of 2014 was 2.4 million pounds at a cash cost of $11.17 per pound produced compared to 2.1 million pounds at a cash cost of $11.93 per pound produced for the second quarter of 2013. Unit cash costs decreased by 6.4% compared to the second quarter of 2013. We obtained higher mill recoveries and higher production in the second quarter of 2014, partially offset by various operational challenges, as described further below.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Our cash and cash equivalents balance was $216.1 million, $202.7 million and $233.9 million at June 30, 2014, March 31, 2014 and December 31, 2013, respectively. The June 30, 2014 cash balance was $13.4 million higher than the cash balance as of March 31, 2014 given that there were four provisional payments for concentrate in the second quarter of 2014. As we progress towards achieving design capacity at Mt. Milligan Mine, which is expected by the end of 2015, we would expect our cash flow from operations to increase, which would provide additional funds for financing and investing activities, depending upon copper and gold prices. Please refer to the Liquidity and Capital Resources section below for further discussion.
Outlook
The following table presents our updated guidance from the guidance provided in the Company's Form 10-K for the year ended December 31, 2013, for the full year 2014.

	Year Ended December 31, 2014 (Estimated) (Updated)	Year Ended December 31, 2014 (Estimated) (Previous)
Mt. Milligan Copper and Gold (1)
Concentrate production (000's dry tonnes) (2)	125 - 140	125 - 140
Copper payable production (000's lb)	65,000 - 75,000	65,000 - 75,000
Gold payable production (000's oz) (2)	185 - 195	165 - 175
Unit cash cost - By-product ($/payable lb copper produced): (2), (3)	$1.00 - $1.50	1.55 - 1.70
Molybdenum
Production (000's lb): (5)
TC Mine (2)	15,000 - 17,000	14,000 - 16,000
Endako Mine (75% share) (2)	9,000 - 10,000	10,000 - 12,000
Total molybdenum production (000's lb) (2)	24,000 - 27,000	24,000 - 28,000
Cash cost ($/lb produced):
TC Mine (2)	$4.50 - $5.25	4.75 - 5.75
Endako Mine (2)	$10.50 - $12.00	9.00 - 10.50
Total molybdenum cash cost ($/lb produced) (2)	$6.75 - $7.75	6.50 - 7.75
Capital expenditures ($ in millions):
Mt. Milligan permanent operations residence (4)	25 ± 10%	20 ± 10%
Mt. Milligan operations (4)	35 ± 10%	30 ± 10%
TC Mine, Endako Mine, Langeloth & other	5 ± 10%	10 ± 10%
Total capital expenditures	65 ± 10%	60 ± 10%
_______________________________________________________________________________

(1)
For the Mt. Milligan guidance, despite being at 80% of designed mill throughput for the month of June, ramp-up activities will continue through 2014, with the guidance assuming that we will consistently achieve approximately 80% of design capacity by year-end 2014. This guidance also assumes that 100% of design capacity mill throughput and designed copper and gold recoveries are not achieved until year-end 2015.

(2)
Our updated guidance for Mt. Milligan reflects the following expectations a) higher gold production, primarily related to the mining sequence in the second half of 2014; b) lower copper unit costs on a by-product basis, primarily due to the updated estimated foreign exchange rate together with lower operating costs and higher gold credits; and c) higher capital expenditures for the permanent operations residence primarily due to the revised completion date, higher operations capital for the construction of an explosives facility and higher capital costs for the construction of the tailings storage facility. Our updated and revised guidance for our molybdenum business reflects the following expectations: a) higher production and lower unit costs per pound produced for our TC Mine primarily related to additional production from the bottom of the pit for Phase 7; b) lower production and higher unit costs per pound produced for our 75% interest in the Endako Mine primarily due to the mine performance for the first half of 2014; and c) lower than planned capital expenditures for the molybdenum business.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(3)
Copper by-product unit cash cost is calculated using copper payable production and deducts a gold by-product credit, which is determined based on expected revenue from payable gold production assuming a gold price of approximately $1,290 per ounce, which is then adjusted to take into account the contractual price of $435 per ounce under the Gold Stream Arrangement. See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(4)
Excludes approximately $22 million of accruals related to Mt. Milligan Mine capital expenditures as of December 31, 2013 to be paid in 2014. Estimates for cash costs and cash capital expenditures assumed an updated foreign exchange rate of US$1.00 = C$1.05.

(5)
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

Summary of Quarterly Results

(US$ in millions, except per share, per pound and per ounce amounts)

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Jun 30 2014	Mar 31 2014	Dec 31 2013	Sep 30 2013	Jun 30 2013	Mar 31 2013	Dec 31 2012	Sep 30 2012
Financial Information
Revenues	$248.4	$161.0	$117.1	$90.8	$117.8	$108.7	$99.4	$74.9
Operating income (loss)	$57.3	$13.1	$(214.1)	$4.5	$17.2	$17.0	$(540.9)	$(37.2)
Net income (loss)	$61.6	$(39.1)	$(210.5)	$13.8	$(19.2)	$0.9	$(484.4)	$(48.2)
Income (loss) per share:
—basic	$0.35	$(0.23)	$(1.24)	$0.08	$(0.11)	$0.01	$(2.87)	$(0.29)
—diluted	$0.28	$(0.23)	$(1.24)	$0.06	$(0.11)	$—	$(2.87)	$(0.29)
Cash generated by (used in) operating activities	$50.7	$16.2	$(35.2)	$19.5	$45.2	$15.3	$(14.2)	$3.3
Adjusted Non-GAAP Measures (1)
Adjusted net income (loss)	$22.0	$4.3	$(28.5)	$(28.5)	$13.8	$18.0	$(11.9)	$(18.4)
Adjusted net income (loss) per share
—basic	$0.13	$0.03	$(0.17)	$(0.04)	$0.08	$0.11	$(0.07)	$(0.11)
—diluted	$0.10	$0.02	$(0.17)	$(0.04)	$0.06	$0.08	$(0.07)	$(0.11)
Operational Statistics
Copper
Payable production (000's lb) (2)	16,035	14,243	9,350	1,012	—	—	—	—
Cash cost ($/payable lb produced) - By-Product (1)	$0.33	$2.48	$7.33	$11.77	$—	$—	$—	$—
Cash cost ($/payable lb produced) - Co-Product (1)	$1.97	$2.27	$5.19	$7.77	$—	$—	$—	$—
Payable production sold (000's lb)	21,939	10,793	2,801	—	—	—	—	—
Average realized sales price ($/lb) (1)	$3.20	$3.01	$3.29	$—	$—	$—	$—	$—
Gold
Payable production (oz) (2)	37,030	39,243	17,952	1,928	—	—	—	—
Cash cost ($/payable oz produced) - Co-Product (1)	$538	$606	$1,385	$2,082	$—	$—	$—	$—
Payable production sold (oz)	51,983	23,874	5,541	—	—	—	—	—
Average realized sales price ($/oz) (1)	$1,047	$1,025	$1,006	$—	$—	$—	$—	$—
Molybdenum
Mined molybdenum production (000's lb)	7,481	7,887	7,194	8,536	6,525	7,690	7,747	6,139
Cash cost ($/lb produced) (1)	$6.25	$5.75	$6.91	$5.93	$7.46	$5.91	$6.58	$9.46
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	7,439	8,591	9,202	7,432	8,259	6,574	5,490	3,280
Purchased and processed product	2,250	1,254	468	888	1,458	2,240	2,578	2,369
	9,689	9,845	9,670	8,320	9,717	8,814	8,068	5,649
Average realized sales price ($/lb) (1)	$13.03	$10.45	$10.11	$10.30	$11.60	$11.87	$11.77	$12.85
___________________________________________________________

(1)	See "Non-GAAP Financial Measures" for the definition and reconciliation of these non-GAAP measures.

(2)
Payable production for copper and gold reflects estimated metallurgical losses resulting from handling of the concentrate and payable metal deductions, subject to metal content, levied by smelters. The current payable percentage applied is approximately 95.0% for copper and 96.5% for gold, which may be revised on a prospective basis after sufficient history of payable amounts are determined.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Selected Consolidated Financial and Operational Information
(US$ in millions, except per share, per pound and per ounce amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Financial Information
REVENUES
Copper sales	$64.8	$—	$94.6	$—
Gold sales	54.1	—	78.5	—
Molybdenum sales	126.3	112.7	229.2	217.4
Tolling, calcining and other	3.2	5.1	7.1	9.1
Total revenues	248.4	117.8	409.4	226.5
COSTS AND EXPENSES
Cost of sales
Operating expenses	148.2	77.1	261.8	145.8
Depreciation, depletion and amortization	33.0	14.2	55.6	26.9
Total cost of sales	181.2	91.3	317.4	172.7
Total costs and expenses	191.1	100.6	339.0	192.3
OPERATING INCOME	57.3	17.2	70.4	34.2
OTHER (INCOME) EXPENSE	(18.8)	34.4	48.4	53.7
Income (loss) before income and mining taxes	76.1	(17.2)	22.0	(19.5)
Income and mining tax (benefit) expense	14.5	2.0	(0.5)	(1.2)
NET INCOME (LOSS)	$61.6	$(19.2)	$22.5	$(18.3)
NET INCOME (LOSS) PER SHARE
Basic	$0.35	$(0.11)	$0.13	$(0.11)
Diluted	$0.28	$(0.11)	$0.10	$(0.11)
Cash generated by (used in) operating activities	$50.7	$45.2	$66.9	$60.5
Adjusted Non-GAAP Measures: (2)
Adjusted net income (loss) (2)	$22.0	$13.8	$26.3	$31.7
Adjusted net income (loss) per share—basic (2)	$0.13	$0.08	$0.15	$0.19
Adjusted net income (loss) per share—diluted (2)	$0.10	$0.06	$0.12	$0.15

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Operational Statistics
Copper
Payable production (000's lb) (1)	16,035	—	30,278	—
Cash cost ($/payable lb produced) - By-Product (2)	$0.33	$—	$1.34	$—
Cash cost ($/payable lb produced) - Co-Product (2)	$1.97	$—	$2.11	$—
Payable production sold (000's lb)	21,939	—	32,732	—
Average realized sales price ($/lb) (2)	$3.20	$—	$3.14	$—
Gold
Payable production (oz) (1)	37,030	—	76,273	—
Cash cost ($/payable oz produced) - Co-Product (2)	$538	$—	$573	$—
Payable production sold (oz)	51,983	—	75,857	—
Average realized sales price ($/oz) (2)	$1,047	$—	$1,040	$—
Molybdenum
Mined production (000's lb) (3)	7,481	6,525	15,368	14,215
Cash cost ($/lb produced) (2)	$6.25	$7.46	$5.99	$6.62
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	7,439	8,259	16,030	14,833
Purchased and processed product	2,250	1,458	3,504	3,698
	9,689	9,717	19,534	18,531
Average realized sales price ($/lb) (2)	$13.03	$11.60	$11.73	$11.73
_______________________________________________________________________________

(1)
Payable production for copper and gold reflects estimated metallurgical losses resulting from handling of the concentrate and payable metal deductions, subject to metal content, levied by smelters. The current payable percentage applied is approximately 95.0% for copper and 96.5% for gold, which may be revised on a prospective basis after sufficient history of payable amounts is determined.

(2)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(3)	Mined production pounds reflected are molybdenum oxide and HPM from our share of production from the mines (excludes molybdenum processed from purchased product).

	As of
(US$ in millions)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$216.1	$233.9
Total assets	$3,058.1	$3,085.5
Total debt, including capital lease obligations	$983.8	$1,012.8
Total liabilities	$1,921.7	$1,979.3
Shareholders' equity	$1,136.4	$1,106.2
Shares outstanding (000's)	213,888	171,452
Financial Review
Three Months Ended June 30, 2014
Net Income (Loss)

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Net income for the second quarter of 2014 was $61.6 million, or $0.28 per diluted share, compared to net loss of $19.2 million, or $0.11 per diluted share, for the second quarter of 2013. The net income in the second quarter of 2014 primarily resulted from operating income of $57.3 million and non-cash foreign exchange gains of $42.3 million, which were partially offset by interest expense of $23.3 million and income and mining tax expense of $14.5 million. During the same quarter of 2013, our net loss was due primarily to non-cash foreign exchange losses of $34.8 million and income and mining tax expense of $2.0 million partially offset by operating income of $17.2 million.
Non-GAAP adjusted net income for the second quarter of 2014 was $22.0 million, or $0.10 per diluted share, compared to non-GAAP adjusted net income of $13.8 million, or $0.06 per diluted share, for the second quarter of 2013. The increase in non-GAAP adjusted net income per diluted share period over period was primarily due to the addition of operating income from Mt. Milligan Mine and increased operating income from TC Mine, partially offset by higher interest expense. See "Non-GAAP Financial Measures" for the definition and reconciliation of non-GAAP adjusted net income.
Revenues
Revenues in the second quarter of 2014 were $248.4 million, up 110.9% compared to revenue in the second quarter of 2013. This increase in revenue was due to the addition of $118.9 million of copper and gold revenue from Mt. Milligan Mine and an increase in molybdenum revenue primarily driven by higher average realized prices which were up 12.3% in the 2014 quarter compared to the 2013 quarter. During the second quarter of 2014, we sold 21.9 million pounds of copper and 51,983 ounces of gold at average realized sales prices of $3.20 per pound and $1,047 per ounce, respectively, which included adjustments for final pricing for provisional payments received in prior periods and mark-to-market adjustments for provisional payments which are not yet final. During the second quarter of 2014, we sold 9.7 million pounds of molybdenum at an average realized price of $13.03 per pound compared to 9.7 million pounds of molybdenum sold in the second quarter of 2013 at an average realized price of $11.60 per pound.
The timing of the concentrate shipments and sales of copper and gold from Mt. Milligan Mine are based on the structure of the various sales agreements that we have in place. To that end, for the second quarter of 2014, we made three shipments of concentrate, received four provisional payments, and recorded four sales of copper and gold concentrate, as discussed previously.
Operating Expenses
Operating expenses for the second quarter of 2014 were $148.2 million, which were up 92.2% from the same quarter in 2013. The increase in operating expenses period over period was driven by $69.7 million of operating expenses at Mt. Milligan Mine related to copper and gold production and sales, which commenced in the fourth quarter of 2013, and increased sales of higher-cost, third-party purchased molybdenum, which was partially offset by a decrease in lower-of-cost-or-market molybdenum product inventory write downs as follows:

	Three Months Ended
(US$ in millions)	June 30, 2014	June 30, 2013
Endako Mine inventory lower-of-cost-or-market write down	$1.1	$7.0
These increases in operating expenses were partially offset by favorable foreign exchange rates converting C$ operating expenses to US$ operating expenses. The foreign exchange rate averaged US$1.00 = C$1.09 for the second quarter of 2014 compared to an average rate of US$1.00 = C$1.02 for the same period in 2013.
The non-GAAP financial measure of cash cost per pound produced from Mt. Milligan Mine in the second quarter of 2014 was $0.33 per pound of payable copper produced, on a by-product basis, and $1.97 per pound of payable copper produced on a co-product basis and $538 per ounce of payable gold produced on a co-product basis. The by-product cash cost per pound of payable copper was positively impacted by four sales of copper and gold concentrate during the second quarter of 2014, which increased the gold by-product credits. Timing of concentrate sales will impact the by-product cash costs for Mt. Milligan on a quarter-by-quarter basis.
The non-GAAP financial measure of cash cost per pound produced from our molybdenum mines was $6.25 per pound in the second quarter of 2014 compared to $7.46 per pound for the same quarter in 2013 primarily as a result of lower cash costs at both TC Mine and Endako Mine. Cash costs at TC Mine in the second quarter of 2014 were lower primarily due to higher production together with various cost savings at the mine site. The TC Mine cost savings are primarily due to the decision in October 2012 to suspend stripping activities on the next phase of mining, as discussed previously. This has resulted in

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

postponed maintenance repairs and major equipment rebuilds, fewer wear part replacements, lower diesel consumption and decreased blasting costs. Cash costs at Endako Mine quarter over quarter were lower primarily due to significantly higher mill recoveries together with decreased operating costs due primarily to favorable foreign exchange movement partially offset by various operational challenges discussed below.
Depreciation, Depletion and Amortization Expense ("DD&A")
DD&A in the second quarter of 2014 was $33.0 million compared to $14.2 million in the second quarter of 2013 due to the addition of DD&A from Mt. Milligan Mine, partially offset by lower DD&A for TC Mine and our share of Endako Mine. During the fourth quarter of 2013, we recognized pre-tax, non-cash write downs of the property, plant and equipment assets at TC Mine and Endako Mine, which significantly lowered the assets' carrying value and depreciable base, which, in turn, lowered DD&A in the second quarter of 2014, as compared to the second quarter of 2013. See Note 1 of Item 1 for information regarding the reduction to DD&A in the second quarter of 2014 due to a change in estimate in connection with the depreciable lives and salvage value of Endako Mine's property, plant and equipment assets.
Lower-of-cost-or-market product inventory write downs within DD&A for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended
(US$ in millions)	June 30, 2014	June 30, 2013
Endako Mine inventory lower-of-cost-or-market write down	$0.1	$1.2
The increase in DD&A quarter over quarter was partially offset by favorable foreign exchange rates converting C$ DD&A to US$ DD&A. The foreign exchange rate averaged US$1.00 = C1.09 for the second quarter of 2014 compared to an average rate of US$1.00 = C1.02 for the same period in 2013.
Selling and Marketing Expense
Selling and marketing expense in the second quarter of 2014 was $3.6 million compared to $2.7 million in the second quarter of 2013. Increased selling and marketing expense in the second quarter of 2014 was primarily due to $1.5 million of ocean freight and insurance costs related to the Mt. Milligan copper and gold concentrate shipments during the second quarter of 2014, for which there were no comparable amounts in the second quarter of 2013, partially offset by a decrease of $0.6 million in selling and marketing expense due to lower freight costs and lower commissioned sales for our molybdenum sales.
General and Administrative Expense
General and administrative expense in the second quarter of 2014 was $5.2 million compared to $5.5 million in the second quarter of 2013. Lower general and administrative expense in the second quarter of 2014 was primarily due to lower recruitment expense and consulting fees. General and administrative expense for the second quarter of 2014 and 2013 also included $1.1 million and $1.0 million, respectively, in stock-based compensation expense.
Foreign Exchange Gains and Losses

We recognized foreign exchange gains of $42.3 million for the second quarter of 2014 compared to $34.8 million of foreign exchange losses for the second quarter of 2013. These non-cash foreign currency gains and losses, respectively, were primarily unrealized and related to certain intercompany notes receivable that are C$ denominated and that were entered into as part of a strategy to manage cash balances to fund our operations and provide future tax benefits. The gains in the second quarter of 2014 were due to the weakening of the US$ against the C$ during the second quarter of 2014. The foreign exchange rate at which the notes were revalued at June 30, 2014 was US$1.00 = C$1.07 compared to US$1.00 = C$1.11 at March 31, 2014. The losses in the second quarter of 2013 were due to the strengthening of the US$ against the C$ during the second quarter of 2013. The foreign exchange rate at which the notes were revalued at June 30, 2013 was US$1.00 = C$1.05 compared to US$1.00 = C$1.02 at March 31, 2013. The foreign exchange gains in the second quarter of 2014 included approximately $1.7 million of realized losses, composed of $0.4 million in realized foreign exchange gains related to forward currency contracts and $2.1 million in realized foreign exchange losses related to other operating items. The foreign exchange gains in the second quarter of 2013 included approximately $0.1 million of realized losses related to other operating items.

Interest and Finance Fees

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Interest and finance fees were $23.3 million in the second quarter of 2014 compared to $0.1 million in the second quarter of 2013. During the second quarter of 2014, interest and finance fees were composed of $22.8 million attributable to our debt and capital lease obligations and $0.5 million attributable to our Tangible Equity Units ("tMEDS"). The increase in interest expense in the second quarter of 2014 compared to the same quarter in 2013 was due to a significant decrease in capitalized interest and debt issuance costs primarily as a result of the commencement of the start-up phase of Mt. Milligan Mine in September 2013.
In the second quarter of 2014 and 2013, we capitalized $1.0 million and $24.9 million, respectively, of interest and amortization of debt issuance costs. We capitalize interest expense allocable to assets that are not yet ready for their intended use. Capitalized interest is amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.
Loss from debt extinguishment
Loss from debt extinguishment of $0.5 million in the second quarter of 2014 was due to the extinguishment of the senior amortizing notes component of the tMEDS units tendered in the Exchange Offer. Please refer to Note 9 of Item 1 of this 10-Q for further discussion.
Income and Mining Tax Expense (Benefit)
For the second quarter of 2014, our tax expense was $14.5 million compared to $2.0 million in the second quarter of 2013. The difference is mainly due to increased income before income and mining taxes in the second quarter of 2014, compared to a loss before income and mining taxes in the second quarter of 2013, and a higher Canadian federal and provincial income tax rate for the second quarter of 2014 compared to the second quarter of 2013. The tax expense for the second quarter of 2014 also increased $0.4 million due to a loss on foreign exchange recorded as a component of the tax expense, partially offset by a decrease in our tax expense by $0.1 million due to an increase in the amount of our deferred tax assets that will be realized.
Six Months Ended June 30, 2014
Net Income (Loss)
Net income for the first half of 2014 was $22.5 million, or $0.10 per diluted share, compared to net loss of $18.3 million, or $0.11 per diluted share, for the first half of 2013. The net income for the first half of 2014 primarily resulted from operating income of $70.4 million and a consolidated income and mining tax benefit of $0.5 million, which were partially offset by interest expense of $46.9 million and non-cash foreign exchange losses of $4.2 million. During the same period of 2013, our net loss was due primarily to $54.2 million of non-cash foreign currency losses, partially offset by operating income of $34.2 million and a consolidated income mining tax benefit of $1.2 million.
Non-GAAP adjusted net income for the first half of 2014 was $26.3 million, or $0.12 per diluted share, compared to $31.7 million, or $0.15 per diluted share, for the first half of 2013. The decrease in non-GAAP adjusted net income per diluted share period over period was due to increased interest expense which was partially offset by higher operating income from Mt. Milligan Mine and TC Mine.
Revenues
Revenues in the first half of 2014 were $409.4 million, up 80.8% compared to revenue in the first half of 2013. This increase in revenue was due to the addition of $173.1 million of copper and gold revenue from Mt. Milligan Mine, and an increase in molybdenum sales revenue driven by higher sales volumes in the 2014 period compared to the 2013 period. During the first half of 2014, we sold 32.7 million pounds of copper and 75,857 ounces of gold at average realized sales prices of $3.14 per pound and $1,040 per ounce, respectively, which included adjustments for final pricing for provisional payments received in prior periods and mark-to-market adjustments for provisional payments which are not yet final. During the first half of 2014, we sold 19.5 million pounds of molybdenum at an average realized price of $11.73 per pound compared to 18.5 million pounds of molybdenum sold in the first half of 2013 at an average realized price of $11.73 per pound.
As discussed previously, the timing of the concentrate shipments and sales of copper and gold from Mt. Milligan Mine is based on the structure of the various sales agreements that we have in place. To that end, for the first half of 2014, we made six shipments of concentrate and recorded six sales of copper and gold concentrate.
Operating Expenses

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Operating expenses for the first half of 2014 were $261.8 million, which were up 79.6% from the same period in 2013. The increase in operating expenses in the first half of 2014 was driven by $112.5 million of operating expenses at Mt. Milligan Mine related to copper and gold production, which commenced in the fourth quarter of 2013, and higher-cost, third-party purchased molybdenum sold, which was partially offset by a decrease in lower-of-cost-or-market molybdenum product inventory write downs as follows:

	Six Months Ended
(US$ in millions)	June 30, 2014	June 30, 2013
Endako Mine inventory lower-of-cost-or-market write down	$6.6	$11.7
These increased operating expenses were partially offset by favorable foreign exchange rates converting C$ operating expenses to US$ operating expenses. The foreign exchange rate averaged US$1.00 = C$1.10 for the first half of 2014 compared to an average rate of US$1.00 = C$1.02 for the same period in 2013.
The non-GAAP financial measure of cash cost per pound produced from Mt. Milligan Mine in the first half of 2014 was $1.34 per pound of payable copper produced, on a by-product basis, and $2.11 per pound of payable copper produced on a co-product basis and $573 per ounce of payable gold produced on a co-product basis.
The non-GAAP financial measure of cash cost per pound produced from our molybdenum mines was $5.99 per pound in the first half of 2014 compared to $6.62 per pound for the same period in 2013 primarily as a result of lower cash costs at both TC Mine and Endako Mine. Cash costs at TC Mine in the first half of 2014 were lower primarily due to higher production and various cost savings at the mine site, as discussed previously. Cash costs at Endako Mine were lower primarily due to higher production due to significantly higher mill recoveries partially offset by increased operating costs primarily related to mining fresh ore in the first half of 2014, versus solely processing stockpiled ore in the first half of 2013, lower ore grades and various operational challenges discussed below.
Depreciation, Depletion and Amortization Expense ("DD&A")
DD&A in the first half of 2014 was $55.6 million compared to $26.9 million in the first half of 2013 due to the addition of DD&A from Mt. Milligan Mine, partially offset by lower DD&A for TC Mine and our share of Endako Mine due to pre-tax, non-cash write downs of the property, plant and equipment assets at TC Mine and Endako Mine, as discussed previously. See Note 1 of Item 1 for information regarding the reduction to DD&A in the first half of 2014 due to a change in estimate in connection with the depreciable lives and salvage value of Endako Mine's property, plant and equipment assets.
Lower-of-cost-or-market product inventory write downs within DD&A for the first half of 2014 and 2013 were as follows:

	Six Months Ended
(US$ in millions)	June 30, 2014	June 30, 2013
Endako Mine inventory lower-of-cost-or-market write down	$1.4	$2.4
The increase in DD&A period over period was partially offset by favorable foreign exchange rates converting C$ DD&A to US$ DD&A. The foreign exchange rate averaged US$1.00 = C$1.10 for the first half of 2014 compared to an average rate of US$1.00 = C$1.02 for the same period in 2013.
Selling and Marketing Expense
Selling and marketing expense in the first half of 2014 was $7.7 million compared to $5.0 million in the first half of 2013. Increased selling and marketing expense in the first half of 2014 was primarily due to $3.5 million of ocean freight and insurance costs related to Mt. Milligan copper and gold concentrate shipments during the 2014 period for which there were no comparable amounts for the 2013 period, partially offset by a decrease of $0.8 million in selling and marketing expense due to lower freight costs and lower commissioned sales for our molybdenum sales.
General and Administrative Expense
General and administrative expense in the first half of 2014 was $11.8 million compared to $12.6 million in the first half of 2013. Lower general and administrative expense in the first half of 2014 was primarily due to a planned reduction in headcount at our corporate office, which resulted in a $0.5 million decrease in salaries and benefits costs, net of severance costs, a $0.6 million decrease in recruitment fees, and a $0.5 million decrease in consulting services, partially offset by a $0.8 million

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

increase in tax expenses. General and administrative expense for the first half of 2014 and 2013 also included $1.8 million and $1.9 million, respectively, in stock-based compensation expense.
Foreign Exchange Gains and Losses

We recognized $4.2 million and $54.2 million, respectively, of foreign exchange losses for the first half of 2014 and 2013, respectively. These non-cash foreign currency losses were primarily unrealized and related to certain intercompany notes receivable that are C$ denominated and that were entered into as part of a strategy to manage cash balances to fund our operations and provide future tax benefits. The decrease in foreign exchange losses was due to a decrease in the relative strengthening of the US$ against the C$ in the comparable periods. The foreign exchange rate at which the notes were revalued at June 30, 2014 was US$1.00 = C$1.07 compared to US$1.00 = C$1.05 at December 31, 2013. The foreign exchange rate at which the notes were revalued at June 30, 2013 was US$1.00 = C$1.05 compared to US$1.00 = C$0.99 at December 31, 2012. The foreign exchange losses in the first half of 2014 included $0.7 million of realized losses, composed of $0.7 million in realized foreign exchange gains related to forward currency contracts and $1.4 million in realized foreign exchange losses related to other operating items. The foreign exchange losses in the first half of 2013 included approximately $0.1 million of realized losses related to other operating items.

Interest and Finance Fees

Interest and finance fees were $46.9 million in the first half of 2014 compared to $0.2 million in the first half of 2013. For the first half of 2014, interest and finance fees were composed of $45.8 million attributable to our debt and capital lease obligations and $1.1 million attributable to our tMEDS. The increase in interest expense in the first half of 2014 compared to the same period in 2013 was due to a significant decrease in capitalized interest and debt issuance costs primarily as a result of the start-up phase of Mt. Milligan commencing in September 2013, as discussed previously.
In the first half of 2014 and 2013, we capitalized $1.9 million and $49.6 million, respectively, of interest and amortization of debt issuance costs. We capitalize interest expense allocable to assets that are not yet ready for their intended use. Capitalized interest is amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.
Loss from debt extinguishment
Loss from debt extinguishment of $0.5 million in the first half of 2014 was due to the extinguishment of the senior amortizing notes component of the tMEDS units tendered in the Exchange Offer. Please refer to Note 9 of Item 1 of this 10-Q for further discussion.
Other
Other income in the first half of 2014 was $3.2 million compared to $0.7 million in the first half of 2013. The increase period over period was due to a favorable settlement associated with interest on a state tax refund received in 2010.
Income and Mining Tax Expense (Benefit)
For the first half of 2014, our tax benefit was $0.5 million compared to $1.2 million for the first half of 2013. The difference is mainly due to the tax benefit for the first half of 2014 increasing by $2.4 million due to an increase in the amount of our deferred tax assets that will be realized and by $1.4 million due to the successful conclusion of a tax appeal. These increases were partially offset by higher income before income and mining taxes in the first half of 2014 compared to a loss before income and mining taxes for the first half of 2013 and a higher Canadian federal and provincial income tax rate for the first half of 2014 compared to the first half of 2013.

Segment Discussion
The following discussion presents operating and financial results for the three and six months ended June 30, 2014 and 2013 for each reportable segment.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Copper-Gold
Mt. Milligan
The following table summarizes Mt. Milligan Mine's operating and financial results for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operational Statistics
Mined
Ore tonnes (000's)	3,441	—	6,719	—
Waste tonnes (000's)	2,201	—	5,517	—
Strip ratio	0.64	—	0.82	—
Milled (000's tonnes)	3,546	—	6,541	—
Copper ore grade (%)	0.27%	—	0.28%	—
Gold ore grade (g per tonne)	0.52	—	0.61	—
Copper recovery (%)	80.4%	—	79.8%	—
Gold recovery (%)	65.1%	—	61.8%	—
Concentrate production (dry tonnes)	29,723	—	57,889	—
Copper payable production (000's lb) (1)	16,035	—	30.278	—
Gold payable production (oz) (1)	37,030	—	76,273	—
Copper cash cost ($/payable lb produced) - By-Product (2)	$0.33	$—	$1.34	$—
Copper cash cost ($/payable lb produced) - Co-Product (2)	$1.97	$—	$2.11	$—
Gold cash cost ($/payable oz produced) - Co-Product (2)	$538	$—	$573	$—
Copper payable production sold (000's lb)	21,939	—	32,732	—
Gold payable production sold (oz)	51,983	—	75,857	—
Copper average realized sales price ($/lb) (2)	$3.20	$—	$3.14	$—
Gold average realized sales price ($/oz) (2)	$1,047	$—	$1,040	$—
_____________________________________________________________________________

(1)
Payable production for copper and gold reflects estimated metallurgical losses resulting from handling of the concentrate and payable metal deductions, subject to metal content, levied by smelters. The current payable percentage applied is approximately 95.0% for copper and 96.5% for gold, which may be revised on a prospective basis after sufficient history of payable amounts is determined.

(2)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.
Revision to Operational Statistics
In the second quarter of 2014, subsequent to filing our Form 10-Q for the quarter ended March 31, 2014, we discovered that we had misstated reporting of certain operational statistics for our Mt. Milligan Mine in our Form 10-Q for the quarter ended March 31, 2014. Following the discovery of these misstatements, we revised the operational statistics for Mt. Milligan Mine for the first quarter of 2014 as presented below.

As previously disclosed in our Form 10-Q for the quarter ended March 31, 2014 ("Q1 2014 10-Q") filed on May 12, 2014, we revised the operational statistics for Mt. Milligan Mine for the third and fourth quarters of 2013 as well as the full year 2013 to adjust the impacted operational statistics. See the Q1 2014 10-Q for these revisions.
These corrections of our operational statistics had no effect on our Condensed Consolidated Balance Sheets, Condensed Statements of Operations, Condensed Statements of Cash Flow, or Condensed Statements of Shareholders’ Equity for the periods impacted. The following tables present the corrections of Mt. Milligan Mine’s operational statistics for the three and six months ended March 31, 2014:

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended March 31, 2014
	As Previously Reported	As Revised
Mined (000's waste tonnes)	3,129	3,316
Strip Ratio	0.95	1.01
Copper Payable Production (000s lb)	14,223	14,243
Gold Payable Production (oz)	39,181	39,243
Copper cash cost ($/payable lb produced) - By-Product	$2.29	$2.48
Copper and Gold Production and Cash Costs
During the third quarter of 2013, Mt. Milligan Mine began the commissioning and start-up phase. Mt. Milligan Mine reached commercial production as of February 18, 2014, defined as operation of the mill at 60% design capacity mill throughput for 30 days.
As discussed above in the Overview, we are continuing to work through what we believe to be typical ramp-up issues. During the three and six months ended June 30, 2014, ramp up at the Mt. Milligan Mine continued to progress as expected with the leadership team focused on the optimization of the mine and mill. For the second quarter of 2014, mill throughput or tonnes milled was 3.5 million tonnes, up 18% from 3.0 million tonnes for the first quarter of 2014. We continue to expect fluctuations in mill throughput until we consistently achieve approximately 80% of design capacity, which is expected by the end of this year.
Concentrate production, payable copper production, and Non-GAAP unit cash costs for the second quarter of 2014 continued to improve from the first quarter of 2014, with concentrate production up 6%, payable copper production up 13%, and reductions in Non-GAAP unit cash costs of 87% on a copper by-product basis, 13% on a co-product basis for payable copper and 11% on a co-product basis for payable gold. As discussed previously, the copper by-product cash cost for the second quarter of 2014 was positively impacted by the gold revenue recognized from four sales of copper and gold concentrate during such quarter versus two sales of copper and gold concentrate during the first quarter of 2014, as increases in gold revenue reduce copper by-product cash costs. Timing of concentrate sales will impact the by-product cash costs for Mt. Milligan on a quarter-by-quarter basis. Payable gold production for the second quarter of 2014 was 6% lower than the first quarter of 2014 due to lower gold ore grades based on the mining sequence during the second quarter.
Operating costs were positively impacted by favorable foreign exchange rates, as the US$ strengthened against the C$ in the second quarter and first half of 2014. The average foreign exchange rate was US$1.00 = C$1.09 for the second quarter of 2014, compared to an average rate of US$1.00 = C$1.02 for the same period in 2013, resulting in an approximately $5.1 million favorable impact on operating costs. For the first half of 2014, the average foreign exchange rate was US$1.00 = C$1.10 compared to an average rate of US$1.00 = C$1.02 for the same period in 2013, resulting in an approximately $9.0 million favorable impact on operating costs.
Copper and Gold Sold
During the second quarter of 2014, we sold 21.9 million pounds of copper and 51,983 ounces of payable gold, compared to 10.8 million pounds of copper and 23,874 ounces of gold for the first quarter of 2014. As previously discussed, this is due to four sales to MTM Customers in the second quarter of 2014 compared to two sales in the first quarter of 2014. Second quarter 2014 average realized prices were $3.20 per pound of payable copper and $1,047 per ounce of payable gold. For the first half of 2014, we sold 32.7 million pounds of copper and 75,857 ounces of payable gold. Average realized prices for the first half of 2014 were $3.14 per pound of payable copper and $1,040 per ounce of payable gold. The average realized prices for copper for the second quarter and first half of 2014 were positively impacted by the final settlement of certain provisional payments together with mark-to-market adjustments for provisional payments not yet settled.
Development
During the three months ended June 30, 2014, cash capital expenditures were C$28.0 million consisting of C$13.6 million for the permanent operations residence, C$10.2 million for operations and C$4.2 million for the project (primarily related to the payment of accruals at December 31, 2013).

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

During the six months ended June 30, 2014, cash capital expenditures were C$51.0 million consisting of C$19.7 million for the permanent operations residence, C$15.1 million for operations and C$16.2 million for the project (primarily related to the payment of accruals at December 31, 2013).
We currently estimate C$45 million to C$50 million of aggregate capital expenditures for the permanent operations residence, of which approximately C$6 million to C$11 million of expenditures remain to be spent through completion. The permanent operations residence is expected to be completed in the fourth quarter of 2014.
US Operations Molybdenum
Thompson Creek Mine (TC Mine)
The table that follows summarizes TC Mine's operating and financial results for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operational Statistics
Mined
Ore tonnes (000's)	404	2,245	2,087	5,290
Waste tonnes (000's)	237	2,540	321	2,617
Strip ratio	0.59	1.13	0.15	0.49
Milled (000's tonnes)	2,112	2,321	4,390	4,624
Grade (% molybdenum)	0.116	0.098	0.119	0.112
Recovery (%)	93.7%	93.8%	93.8%	93.8%
Molybdenum production (000's lb) (1)	5,108	4,418	10,766	10,347
Cash cost ($/lb produced) (2)	$3.97	$5.33	$3.91	$4.67
Molybdenum sold (000's lb)	5,469	6,216	11,337	11,495
Average realized sales price ($/lb) (2)	$12.94	$11.67	$11.76	$11.80
_______________________________________________________________________________

(1)	Mined molybdenum production pounds reflected are molybdenum oxide and HPM.

(2)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.
General
In October 2012, given the decline in molybdenum prices at the time, and projected operating costs at TC Mine for 2015 and thereafter, we suspended waste stripping activity associated with Phase 8. The molybdenum market continued to weaken such that, as a result, at the end of 2013, we decided to put TC Mine on care and maintenance after the mining and processing of Phase 7 ore is completed, which is expected to be in the fourth quarter of 2014. We intend to preserve the assets at TC Mine while it is on care and maintenance to enable us to recommence operations as market conditions may warrant. We continue to evaluate potential economically viable options for Phase 8.
Molybdenum Production and Cash Costs
Molybdenum production for TC Mine increased in the second quarter of 2014 from the second quarter of 2013 by 15.6%. The increased production for the second quarter of 2014 was primarily driven by significantly higher ore grades. Mining of Phase 7 ore is expected to be completed by the end of the third quarter of this year, with stockpiled ore being processed through the fourth quarter of 2014.

Molybdenum production from TC Mine in the first half of 2014 was up 4.0% from the first half of 2013 due primarily to higher grade ore.
The non-GAAP financial measure of cash cost per pound produced in the second quarter of 2014 and the first half of 2014 was lower than the comparable periods in 2013. Cash costs at TC Mine in the second quarter of 2014 were lower primarily due

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

to lower operating costs resulting from higher production together with various cost savings. The TC Mine cost savings are primarily due to the decision in October 2012 to suspend stripping activities on the next phase of mining, as noted above. This has resulted in postponed maintenance repairs and major equipment rebuilds, fewer wear part replacements, lower diesel consumption and decreased blasting costs.
Molybdenum Sold
Molybdenum pounds sold from TC Mine in the second quarter of 2014 was down 12.0% from the second quarter of 2013. The average realized sales price per pound in the second quarter of 2014 was $12.94 versus $11.67 in the same period in 2013.
Molybdenum pounds sold from TC Mine in the first half of 2014 was down 1.4% from the first half of 2013. The average realized sales price per pound in the first half of 2014 was $11.76 versus $11.80 in the same period in 2013.
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
The following is a summary of the Langeloth Facility's operating results for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operational Statistics
Molybdenum sold from purchased product (000's lb)	2,250	1,458	3,504	3,698
Realized price on molybdenum sold from purchased product ($/lb)	$13.32	$11.52	$12.27	$11.74
Toll roasted and upgraded molybdenum processed (000's lb)	24	1,068	603	1,967
Roasted metal products processed (000's lb)	3,407	5,609	5,187	11,578
In the second quarter of 2014, molybdenum sold from third-party purchased molybdenum concentrate was up 54.3% from the second quarter of 2013 due to an increase in molybdenum purchases from third parties. The increase in third-party molybdenum purchases in the second quarter 2014 was primarily due to increased demand from customers combined with lower than expected production from Endako. In the first half of 2014, molybdenum sold from third-party purchased molybdenum concentrate was down 5.2% from the first half of 2013 due to increased sales of molybdenum from our own mines, particularly during the first quarter of 2014.
The realized price on molybdenum sold from purchased product in the second quarter and first half of 2014 was up 15.6% and 4.5%, respectively, from the same periods in 2013, due to an increase in the market price of molybdenum.
The volume of toll roasted and upgraded molybdenum processed during the three and six months ended June 30, 2014 decreased by 97.8% and 69.3%, respectively, compared to the same periods in 2013, primarily due to lower capacity due to the material processed from our own molybdenum mines.
The volume of roasted metal products processed during the second quarter and first half of 2014 decreased by 39.3% and 55.2%, respectively, primarily due to decreased customer demand.
Canadian Operations Molybdenum
Endako Mine
The table and related discussion that follows summarize our 75% share of Endako Mine's operating and financial results for the three and six months ended June 30, 2014 and 2013:

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operational Statistics
Mined
Ore tonnes (000's)	1,929	128	3,854	128
Waste tonnes (000's)	242	253	557	253
Strip ratio	0.13	1.97	0.14	1.97
Milled (000's tonnes)	3,150	3,014	6,089	5,009
Grade (% molybdenum)	0.045	0.045	0.045	0.050
Recovery (%)	76.2%	68.2%	76.4%	68.2%
Molybdenum production (000's lb) (1)	2,373	2,107	4,602	3,868
Cash cost ($/lb produced) (2)	$11.17	$11.93	$10.87	$11.85
Molybdenum sold (000's lb)	1,970	2,042	4,693	3,337
Average realized sales price ($/lb) (2)	$12.95	$11.45	$11.27	$11.47
_______________________________________________________________________________

(1)	Mined molybdenum production pounds are molybdenum oxide.

(2)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.
Molybdenum Production and Cash Costs
Our 75% share of molybdenum production at Endako Mine for the three and six months ended June 30, 2014 increased by 12.6% and 19.0%, respectively, compared to the same periods in 2013, due primarily to higher mill recoveries due to mill optimization and mining fresh ore instead of solely processing stock-piled ore, as we had done in the first half of 2013. As discussed previously, the mill has been fully optimized; however, Endako Mine has faced operational challenges in maintaining a consistent feed from the mine to the mill and with certain tailings operations, which adversely impacted expected production results during the second quarter of 2014.
Lower-of-cost-or-market product inventory write downs at Endako Mine were $1.2 million and $8.0 million for the three and six months ended June 30, 2014, respectively, and $8.2 million and $14.1 million, for the three and six months ended June 30, 2013, respectively.
Non-GAAP cash cost per pound produced at Endako Mine decreased 6.4% and 8.3% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The improvement in cash cost was primarily driven by higher production combined with a favorable impact from foreign exchange rates on operating costs, partially offset by lower ore grades for the first half of 2014 and higher operating costs, which were primarily attributable to increased mining costs resulting from mining fresh ore, as noted above. The foreign exchange rate averaged US$1.00 = C$1.10 for the first half of 2014 compared to an average rate of US$1.00 = C$1.02 for the same period in 2013.
Molybdenum Sold
Our share of molybdenum sold from Endako Mine decreased 3.5% and increased 40.6% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The average realized sales price in the second quarter of 2014 was up 13.1% from the average realized sales price of $11.45 per pound in the second quarter of 2013 as a result of increasing market prices for molybdenum. However, the average realized sales price for the first half of 2014 was down 1.7% from the same period in 2013.

Liquidity and Capital Resources
Our financial position was as follows:

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	As of
(US$ in millions)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$216.1	$233.9
Accounts receivable, including related party receivables	$86.1	$54.1
Accounts payable and accrued liabilities	$87.0	$104.9
Current portion of debt, including equipment financings	$27.4	$37.2
Total working capital	$318.4	$315.4
Total debt, including equipment financings	$983.8	$1,012.8
During the first half of 2014, our debt and liquidity positions were affected by the following:

•	Cash generated by operating activities of $66.9 million;

•	Capital expenditures of $48.5 million, primarily related to the construction of the permanent operations residence at Mt. Milligan Mine; and

•	Interest paid of $46.2 million.
During the first half of 2014, we made six shipments to MTM Customers and received provisional payments for six of the shipments and final payment for one of these shipments.
We monitor our exposure to the prices of our products as well as the currencies in which we operate. During the first half of 2014 we entered into hedges to manage our exposure to fluctuations in the prices of copper and gold, particularly since we sell copper and gold contained in concentrate to our customers, and also purchase gold to satisfy our obligations under the Gold Stream Arrangement. During the first half of 2014, we also entered into hedges to manage our exposure to the potential strengthening of the Canadian dollar against the US dollar. See Note 5 in Item 1 for further discussion.
As described fully in Note 9 in Item 1, during the second quarter of 2014, in connection with the settlement of the Exchange Offer, we extinguished $10.9 million of the senior amortizing notes component of the tendered tMEDS by making a principal payment of $1.2 million and issuing $9.3 million in our common stock to the senior amortizing note holders. This transaction resulted in future principal and interest cash payment savings of $11.7 million.
We monitor our positions with, and the credit quality of, the financial institutions and companies in which we invest our cash and cash equivalents. We manage our credit risk from accounts receivable through our collection activities. As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material delinquencies regarding the collection of our accounts receivable.
Our ability to fund our capital expenditures, our working capital needs and our scheduled debt and interest payments primarily depends on cash flow from TC Mine and Mt. Milligan Mine in 2014 and from Mt. Milligan Mine thereafter. We currently plan on putting TC Mine on care and maintenance by the end of 2014. As previously disclosed, if TC Mine is placed on care and maintenance, we expect to incur non-recurring costs in 2015 and 2016 of an aggregate amount of approximately $35 million related to tailings dam slope management and employee retention and severance costs. We also expect annual care and maintenance costs to be approximately $8 million to $10 million. However, we are still evaluating economically viable options for Phase 8, which may include moving forward with stripping at a reduced rate, which would allow us to continue with scaled operations. If we proceed with such a plan, we expect that our costs in 2015 would approximate the tailings dam slope management costs and the annual care and maintenance costs we otherwise would have incurred if we had placed TC Mine on care and maintenance during the fourth quarter of this year.
We currently estimate that the Mt. Milligan Mine will consistently achieve approximately 80% of the designed mill throughput of 60,000 tonnes per day by the end of 2014 and will continue to ramp up to 100% of the designed mill throughput by year-end 2015. For Mt. Milligan Mine, depending upon the mill ore grades, we currently estimate that we will be ramping up to the designed copper recovery rate in the first quarter of 2015 and the designed gold recovery rate in the first quarter of 2016. We are currently conducting tests to determine the impact of additional secondary crushing to reach or exceed our designed mill throughput. In the event that we decide to make such a capital investment, we expect the cost to be in the $50-$75 million range and that we would have sufficient liquidity to fund this expenditure while maintaining our targeted minimum liquidity of $75-$100 million.
In addition, our ability to generate positive cash flow from operations will depend, in large part, upon the market prices of copper, gold and molybdenum, which are subject to fluctuation. Please refer to the discussion in Overview above.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Our cash and cash equivalents balance was $216.1 million, $202.7 million and $233.9 million at June 30, 2014, March 31, 2014 and December 31, 2013, respectively. This is the first quarter in the past 6 quarters that our cash and cash equivalents balance was higher than the preceding quarter. Our quarter end cash balance is dependent upon and fluctuates based on the timing of the Mt. Milligan concentrate shipments and related provisional payments. For the second quarter, we received four provisional payments, one that was related to a shipment in March 2014. For the third quarter, we currently expect that we will have three shipments of concentrate from Mt. Milligan and receive three provisional payments during such quarter. As we progress towards achieving design capacity at Mt. Milligan Mine, which we expect by year-end 2015, we expect our cash flow from operations to increase, which would provide additional funds for financing and investing activities, depending upon copper and gold prices.
Operating Cash Flows
Cash generated by operating activities was $50.7 million for the three months ended June 30, 2014 as compared to $45.2 million for the comparable period in 2013. The increase in cash flow from operations was primarily a result of sales of concentrate from Mt. Milligan Mine.
Cash generated by operating activities was $66.9 million for the six months ended June 30, 2014 as compared to $60.5 million for the comparable period in 2013. The increase in cash flow from operations was primarily a result of sales of concentrate from Mt. Milligan Mine.
Investing Cash Flows
Cash used in investing activities for the three and six months ended June 30, 2014 was $27.9 million and $65.4 million, respectively, compared to $146.8 million and $298.6 million, respectively, for the three and six months ended June 30, 2013. This decline is primarily related to the completion of the construction and development of Mt. Milligan Mine. During the first half of 2014, we spent $48.5 million on property, plant, equipment and development expenditures primarily related to the construction of the permanent operations residence at Mt. Milligan Mine, the construction and development of the Mt. Milligan project (which was primarily related to the payment of accruals as of December 31, 2013) and operating capital. In the first half of 2013, we spent $274.6 million on property, plant, equipment and development that was primarily related to the construction and development of Mt. Milligan Mine. Payments of capitalized interest related to development of Mt. Milligan Mine were $6.9 million during the first half of 2014 compared to $35.4 million in the first half of 2013. Reclamation deposits for the first half of 2014 represented $10.0 million of cash collateral that was posted against existing surety bonds for TC Mine reclamation bonds compared to nil in the first half of 2013. Changes in restricted cash represent activity for the construction holdback accounts related to the construction and development of the Mt. Milligan Mine, including the permanent operations residence. Investing activities for the first half of 2014 had nil net restricted cash activities in the construction hold-back accounts compared to $11.2 million for the first half of 2013.
Financing Cash Flows
Cash used in financing activities for the three and six months ended June 30, 2014 was $10.6 million and $19.6 million, respectively, compared to cash generated by financing activities of $36.5 million and $116.1 million, respectively, for the three and six months ended June 30, 2013. During the three and six months ended June 30, 2014, financing activities consisted of payments on our long-term debt and equipment financings. During the three and six months ended June 30, 2013, financing activities resulted in cash proceeds from the Gold Stream Arrangement and equipment financings. In addition, there were no equipment financings during the first half of 2014. For descriptions of our debt and lease obligations, see Notes 7 and 8 of Item 1 of this 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2014, we have commitments to purchase approximately 8.0 million pounds of molybdenum as unroasted molybdenum concentrate from 2014 to 2016 to be priced at the time of purchase at a set discount to the market price for roasted molybdenum concentrate. In addition, we have purchase agreements to buy approximately 0.9 million pounds of molybdenum as roasted molybdenum concentrate during the remainder of 2014 to be priced at market at the time of delivery. We also have fixed-priced sales contracts, under which we have committed to sell approximately 241 thousand pounds of molybdenum in 2014 and 2015 at an average market price of $13.68 per pound.
Transactions with our Endako Mine Joint Venture Partner

Our total sales to a company affiliated with Sojitz, our Endako Mine joint venture partner, represented 12.2% and 13.3% of our total revenues for the three and six months ended 2014, respectively, and 17.0% and 15.6% of our total revenues for the three and six months ended 2013, respectively. See Note 15 of Item 1 of this 10-Q for more information about transactions with this joint venture partner.
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
Adjusted Net Income (Loss), Adjusted Net Income (Loss) Per Share—Basic and Diluted
Management of the Company uses adjusted net income (loss) and adjusted net income (loss) per share—basic and diluted to evaluate the Company’s operating performance and for planning and forecasting future business operations. The Company believes the use of these measures allows investors and analysts to compare results of the continuing operations of the Company to similar operating results of other mining companies, by excluding unusual or infrequent items that are considered non-core to our business.
Adjusted net income (loss) represents the income (loss) prepared in accordance with US GAAP, adjusted for significant non-cash items.
For the second quarter and first half of 2014 and 2013, the significant non-cash items were the non-cash gains and losses related to the impact of foreign exchange due primarily to intercompany notes, and related tax effects. For the other 2013 and 2012 periods, the significant non-cash items were the asset impairments and related materials and supplies inventory impairments, the goodwill impairment and the non-cash gain and losses related to the impact of foreign exchange due primarily to intercompany notes, and related tax effects.
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
The following tables reconcile net income (loss) presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per share—basic and diluted, for the three and six months ended June 30, 2014 and 2013 and for all of the previous eight quarters. All figures within the tables are presented in US$ in millions, except shares and per share amounts.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income (loss)	$61.6	$(19.2)	$22.5	$(18.3)
Add (Deduct):
(Gain) loss on foreign exchange (1)	(41.9)	34.8	4.2	54.2
Tax expense (benefit) on foreign exchange (gain) loss	2.3	(1.8)	(0.4)	(4.2)
Non-GAAP adjusted net income (loss)	$22.0	$13.8	$26.3	$31.7

Net income (loss) per share
Basic	$0.35	$(0.11)	$0.13	$(0.11)
Diluted	$0.28	$(0.11)	$0.10	$(0.11)
Adjusted net income (loss) per share
Basic	$0.13	$0.08	$0.15	$0.19
Diluted	$0.10	$0.06	$0.12	$0.15
Weighted-average shares
Basic	174.5	171.1	173.1	170.4
Diluted	220.3	216.5	217.3	216.3
_______________________________________________________________________________

(1)
Included $0.4 million and nil of foreign exchange loss presented in income and mining tax expense (benefit) on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014, respectively.

	Three Months Ended
	Jun 30 2014	Mar 31 2014	Dec 31 2013	Sep 30 2013	Jun 30 2013	Mar 31 2013	Dec 31 2012	Sep 30 2012
Net income (loss)	$61.6	$(39.1)	$(210.5)	$13.8	$(19.2)	$0.9	$(484.4)	$(48.2)
Add (Deduct):
Asset impairments	—	—	194.9	0.8	—	—	530.5	—
Tax benefit of asset impairments (1)	—	—	(47.4)	(0.3)	—	—	(183.3)	—
Tax valuation allowance (1)	—	—	1.5	—	—	—	119.2	—
(Gain) loss on foreign exchange (2)	(41.9)	46.1	40.8	(23.8)	34.8	19.4	7.8	(21.3)
Tax expense (benefit) on foreign exchange (gain) loss	2.3	(2.7)	(7.8)	1.9	(1.8)	(2.3)	(1.7)	4.1
Goodwill impairment	—	—	—	—	—	—	—	47.0
Non-GAAP adjusted net income (loss)	$22.0	$4.3	$(28.5)	$(7.6)	$13.8	$18.0	$(11.9)	$(18.4)

Net income (loss) per share
Basic	$0.35	$(0.23)	$(1.24)	$0.08	$(0.11)	$0.01	$(2.87)	$(0.29)
Diluted	$0.28	$(0.23)	$(1.24)	$0.06	$(0.11)	$—	$(2.87)	$(0.29)
Adjusted net income (loss) per share
Basic	$0.13	$0.03	$(0.17)	$(0.04)	$0.08	$0.11	$(0.07)	$(0.11)
Diluted	$0.10	$0.02	$(0.17)	$(0.04)	$0.06	$0.08	$(0.07)	$(0.11)
Weighted-average shares
Basic	174.5	171.6	171.5	171.5	171.1	169.7	168.7	168.7
Diluted	220.3	216.4	217.1	216.5	216.5	216.2	216.2	216.2
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

(2)
Included foreign exchange loss of $0.4 million, foreign exchange gain of $0.4 million, and foreign exchange losses of $0.1 million and $0.4 million presented in income and mining tax expense (benefit) in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively.

Copper-Gold Operations - Unit Cash Cost and Average Realized Price per Payable Pound or Payable Ounce Sold
Unit cash cost on a by-product and co-product basis are considered key measures in evaluating operating performance in our Copper-Gold operations, as well as measures of profitability and efficiency on a consolidated basis. Although, unit cash cost on a by-product and co-product basis are not measures of financial performance, do not have standardized meaning prescribed by US GAAP and may not be comparable to similar measures presented by other companies, we believe these non-GAAP measures provide useful supplemental information to investors.
Unit cash cost on a by-product and co-product basis represent the mining, milling, on-site general and administration, truck and rail transportation, warehousing, refining and treatment, and ocean freight and insurance costs; and exclude the effects of changes in inventory; non-cash corporate allocations; other non-cash employee benefits, such as stock-based compensation; depreciation, depletion, amortization and accretion.
On a by-product basis, sales of by-product metals are deducted when computing cash costs in accordance with the cash cost standard endorsed by the World Gold Council and, previously, the Gold Institute.
On a co-product basis, cash costs are allocated between copper and gold based on production. Copper production is stated in thousands of pounds. Gold production has been converted to thousands of copper equivalent (Cu eq.) pounds using the gold production for the periods presented, as well as the most recent quarterly average prices for copper and gold. The price used for copper is the most recent quarterly average of the Metals Bulletin Daily published price for LME settlement per tonne. The price used for gold is a weighted average of the most recent quarterly average of the Metals Bulletin Daily published prices for daily average London price per ounce adjusted for the fixed price established under the Gold Stream Arrangement ($435 per oz).
The following tables provide a reconciliation of cash costs, unit cash costs, and operating expenses for Copper-Gold operations included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the determination of net income (loss).
Non-GAAP cash cost

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except pounds and per pound amounts)	2014	2013	2014	2013
Direct mining costs (1)	$39.8	$—	$89.4	$—
Truck and rail transportation and warehousing costs	4.6	—	6.2	—
Costs reflected in inventory and operations costs	$44.4	—	$95.6	—
Refining and treatment costs	5.7	—	8.5	—
Ocean freight and insurance costs	1.5	—	3.5	—
Direct costs reflected in revenue and selling and marketing costs	$7.2	—	$12.0
Non-GAAP cash costs	$51.6	$—	$107.6	$—
Reconciliation to amounts reported (US$ in millions)
Direct costs	$(7.2)	—	$(12.0)	—
Changes in inventory	25.0	—	16.2	—
Non cash costs and other	0.3	—	0.7	—
Copper-Gold segment US GAAP operating expenses	$69.7	$—	$112.5	$—
_______________________________________________________________________________

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(1) Mining, milling and on-site general and administration costs. Mining includes all stripping costs but excludes costs capitalized related to the construction of the tailings dam. Stripping costs that provide access to mineral reserves that will be produced in future periods are expensed as incurred under US GAAP.
By-Product

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except pounds and per pound amounts)	2014	2013	2014	2013
Copper payable production (000's lbs)	16,035	—	30,278	—
Non-GAAP cash cost	$51.6	$—	$107.6	$—
Gold sales (1)	54.4	—	78.9	—
Less gold sales related to deferred portion of Gold Stream Arrangement	(9.7)	—	(14.1)	—
Net gold by-product credits	$44.7	—	$64.8	—
Silver by-product credits (2)	1.6	—	2.3	—
Total by-product credits	$46.3	—	$67.1	—
Non-GAAP cash cost net of by-product credits	$5.3	—	$40.5	—
Non-GAAP unit cash cost	$0.33	$—	$1.34	$—
_______________________________________________________________________________
(1) Excluded refining and treatment charges.
(2) Silver sales are reflected as a credit to operating costs.
Revision to By-Product Costs
During the second quarter of 2014 we revised the calculation of our non-GAAP unit cash cost for copper on a by-product basis for our Mt. Milligan Mine. This revision in calculation had no effect on our Condensed Consolidated Balance Sheets, Condensed Statements of Operations, Condensed Statements of Cash Flow, or Condensed Statements of Shareholders’ Equity for the periods impacted.

Following is a reconciliation of our previously reported and revised non-GAAP unit cash cost on a by-product basis for our Mt. Milligan Mine for the first quarter of 2014.

	Three Months Ended March 31, 2014
(US$ in millions, except pounds and per pound amounts)	As Previously Reported	As Revised
Copper payable production (000's lbs)	14,223	14,243
Non-GAAP cash cost	$56.0	$56.0
Gold sales (1)	24.5	24.5
Less gold sales related to deferred portion of Gold Stream Arrangement	(1.7)	(4.4)
Net gold by-product credits	$22.8	$20.1
Silver by-product credits (2)	0.7	0.7
Total by-product credits	$23.5	$20.8
Non-GAAP cash cost net of by-product credits	32.5	35.2
Non-GAAP unit cash cost	$2.29	$2.48
_______________________________________________________________________________
(1) Excluded refining and treatment charges.
(2) Silver sales are reflected as a credit to operating costs.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Co- Product

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except pounds and per pound amounts)	2014	2013	2014	2013
Copper payable production (000’s lbs)	16,035	—	30,278	—
Gold payable production in Cu eq. (000’s lbs) (1)	10,125	—	20,565	—
Payable production (000’s lbs)	26,160	—	50,843	—

Non-GAAP cash cost allocated to Copper	$31.6	$—	$64.1	$—
Non-GAAP unit cash cost	$1.97	$—	$2.11	$—

Non-GAAP cash cost allocated to Gold	$20.0	$—	$43.5	$—
Gold payable production (ounces)	37,030	—	76,273	—
Non-GAAP unit cash cost	$538	$—	$573	$—
__________________________________________________________________________
(1) Gold has been converted from payable ounces to thousands of copper equivalent pounds by using the gold production for the periods presented, using a gold price of $842 and $844 per ounce for the three and six months ended June 30, 2014, respectively, (adjusted for the Royal Gold price of $435 per ounce) and a copper price of $3.08 and $3.14 per pound for the three and six months ended June 30, 2014, respectively.
Average realized sales price
The average realized sales price per payable pound or payable ounce sold is calculated by dividing copper or gold sales revenue, gross, by the pounds or ounces sold, respectively, as shown in the tables below.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except pounds and per pound amounts)	2014	2013	2014	2013
Average realized sales price for Copper
Payable pounds of copper sold (000's lb)	21,939	—	32,732	—
Copper sales, net	$64.8	$—	$94.6	$—
Refining and treatment costs	5.4	—	8.1	—
Copper sales, gross	$70.2	$—	$102.7	$—
Average realized sales price per payable pound sold (1)	$3.20	$—	$3.14	$—
Average realized sales price for Gold
Payable ounces of gold sold under Gold Stream Arrangement	26,990	—	39,364	—
TCM share of payable ounces of gold sold to MTM Customers	24,993	—	36,493	—
Payable ounces of gold sold	51,983	—	75,857	—

Gold sales related to cash portion of Gold Stream Arrangement	$11.7	$—	$17.2	$—
Gold sales related to deferred portion of Gold Stream Arrangement	9.7	—	14.1	—
Gold sales under Gold Stream Arrangement	21.4	—	31.3	—
TCM share of gold sales to MTM Customers	32.7	—	47.2	—
Gold sales, net	54.1	—	78.5	—
Refining and treatment charges	0.3	—	0.4	—
Gold sales, gross	$54.4	$—	$78.9	$—

Average realized sales price related to cash portion of Gold Stream Arrangement	$435	$—	$435	$—
Average realized sales price related to deferred portion of Gold Stream Arrangement	$359	$—	$359	$—
Average realized sales price per payable ounce sold under Gold Stream Arrangement	$794	$—	$794	$—
Average realized sales price per payable ounce sold for TCM share (1)	$1,320	$—	$1,305	$—
Average realized sales price per payable ounce sold (1)	$1,047	$—	$1,040	$—
__________________________________________________________________________
(1) The average realized sales price per payable pound of copper sold and per payable ounce of gold sold is impacted by any final volume and pricing adjustments and mark-to-market adjustments for shipments made in prior periods.
Molybdenum Operations - Cash Cost per Pound Produced, Weighted-Average Cash Cost per Pound Produced and Average Realized Sales Price per Pound Sold
Cash cost per pound produced, weighted-average cash cost per pound produced and average realized sales price per pound sold are considered key measures in evaluating our operating performance in our Molybdenum operations, as well as profitability and efficiency on a consolidated basis. Although cash cost per pound produced, weighted-average cash cost per pound produced and average realized sales price per pound sold are not measures of financial performance, do not have standardized meanings prescribed by US GAAP, and may not be comparable to similar measures presented by other companies, we believe these non-GAAP measures provide useful supplemental information to investors.
Cash cost per pound produced represents the mining, milling, on-site general and administration, transportation to Langeloth Facility, and allocation of roasting and packaging from the Langeloth Facility for molybdenum oxide and HPM produced; and excludes the effects of purchase price adjustments; changes in inventory; non-cash corporate allocations; other non-cash employee benefits, such as stock-based compensation; and depreciation, depletion, amortization and accretion. Mining includes all stripping costs. Stripping costs that provide access to mineral reserves that will be produced in future periods are expensed as incurred under US GAAP.

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

	Three Months Ended
	June 30, 2014			June 30, 2013
	Operating Expenses	Pounds Produced (1)	$/lb	Operating Expenses	Pounds Produced (1)	$/lb
(US$ in millions, except pounds and per pound amounts)
TC Mine
Cash cost - Non-GAAP	$20.3	5,108	$3.97	$23.5	4,418	$5.33
Add/(Deduct):
Stock-based compensation	0.2			0.3
Inventory and other adjustments	11.3			6.7
US GAAP operating expenses	$31.8			$30.5
Endako Mine
Cash cost - Non-GAAP	$26.5	2,373	$11.17	$25.1	2,107	$11.93
Add/(Deduct):
Stock-based compensation	—			0.1
Inventory and other adjustments	(6.6)			(3.7)
US GAAP operating expenses	$19.9			$21.5
Other operations US GAAP operating expenses (2)	$26.8			$25.1
Molybdenum segments US GAAP operating expenses	$78.5			$77.1
Weighted-average cash cost—Non-GAAP	$46.8	7,481	$6.25	$48.7	6,525	$7.46

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Six Months Ended
	June 30, 2014			June 30, 2013
	Operating Expenses	Pounds Produced (1)	$/lb	Operating Expenses	Pounds Produced (1)	$/lb
(US$ in millions, except pounds and per pound amounts)
TC Mine
Cash cost - Non-GAAP	$42.1	10,766	$3.91	$48.3	10,347	$4.67
Add/(Deduct):
Stock-based compensation	0.4			0.5
Inventory and other adjustments	15.3			10.0
US GAAP operating expenses	$57.8			$58.8
Endako Mine
Cash cost - Non-GAAP	$50.0	4,602	$10.87	$45.8	3,868	$11.85
Add/(Deduct):
Stock-based compensation	—			0.2
Inventory and other adjustments	(0.4)			(8.9)
US GAAP operating expenses	$49.6			$37.1
Other operations US GAAP operating expenses (2)	$41.9			$49.9
Molybdenum segments US GAAP operating expenses	$149.3			$145.8
Weighted-average cash cost—Non-GAAP	$92.1	15,368	$5.99	$94.1	14,215	$6.62
_______________________________________________________________________________

(1)	Pounds produced are shown in molybdenum oxide and include an estimated loss from our share of the sulfide production from the mines to oxide. They exclude molybdenum processed from purchased product.

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

Average realized sales price
The average realized sales price per pound sold represents molybdenum sales revenue divided by the pounds sold.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except pounds and per pound amounts)	2014	2013	2014	2013
Molybdenum sold (000's lb)	9,689	9,717	19,534	18,531
Molybdenum sales	$126.3	$112.7	$229.2	$217.4
Average realized sales price per pound	$13.03	$11.60	$11.73	$11.73
Critical Accounting Estimates
Change in Estimate
On January 1, 2014, the Life of Mine Plan ("LOM") for the Endako Mine, in which we own a 75% joint venture interest, was revised to reflect long term molybdenum pricing expectations. As a result, Endako Mine's estimated mine life was reduced to approximately 3.5 years from 15 years. During the second quarter of 2014, in light of the reduced mine life and to better reflect the economic utilization of property, plant and equipment assets at the Endako Mine, we reduced the depreciable lives of Endako Mine's property, plant and equipment assets using the straight line and declining balance depreciation convention (the depreciable lives of assets using the units-of-production depreciation convention had been reduced in the first quarter of 2014)

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

and began considering the salvage values of these assets when recognizing its share of depreciation, depletion and amortization expense. This change in estimate, effective as of April 1, 2014, was accounted for prospectively in accordance with ASC 205, Accounting Changes and Error Corrections. This change lowered depreciation expense and increased net income by $2.1 million, or approximately $0.01 per diluted share, for each of the three and six months ended June 30, 2014.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our consolidated revenues include the sale of copper and gold concentrate from Mt. Milligan Mine and the sale of molybdenum in various forms from TC and Endako Mines and from third-party material that is purchased, processed and sold from our and other mines as well as the Langeloth Facility. Our financial results can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum.
At June 30, 2014, we estimate that, based on our revised 2014 production guidance, the following changes in the prices for each of our metals will impact our 2014 consolidated revenues as follows:

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
In order to hedge the price risk for decreases in the final settlement pricing from the provisional pricing, we have entered into certain forward copper and gold purchase and sale contracts pursuant to which we purchase copper or gold at an average price for a quotational period and sell copper or gold at a spot price. Additionally, we have entered into zero cost collars pursuant to which we agreed with a counterparty to a floor and ceiling price relative to future prices of gold.
To satisfy our obligations under the Gold Stream Arrangement, after the sale of concentrate to MTM Customers, we purchase unallocated refined gold and arrange for delivery to Royal Gold's designated account. We receive payments from MTM Customers in cash, thus requiring the purchase of gold in order to satisfy the obligation to pay Royal Gold in gold. At June 30, 2014, we satisfied our obligations under the Gold Stream Arrangement and had no outstanding contracts to purchase gold.
In order to hedge the risk that the final settlement price for gold will decrease from the provisional price received for sales of concentrate together with the price that we will purchase gold for delivery to Royal Gold, we have entered into certain forward gold purchase and sales contracts pursuant to which we purchase gold at an average price during a quotational period ("QP") and sell gold at a spot price. The following table provides details of related commodity contracts as of June 30, 2014:

	Quantity	Sell Price	Buy Price	Maturities Through
Royal Gold Hedge Sales (oz)	9,808	$1,269-$1,320	TBD	July 2014-September 2014
Royal Gold Hedge Purchases (oz)	9,060	TBD	TBD	August 2014-November 2014
Forward Gold Sales (oz)	4,000	$1,292-$1,318	TBD	July 2014-November 2014
Forward Copper Sales (lb)	5,510,000	$3.16-$3.18	TBD	September 2014

	Quantity	Put Price	Call Price	Maturities Through
Gold Collars (oz)	4,000	$1,200-$1,225	$1,368 - $1,395	July 2014-November 2014
Molybdenum and other
We will at times enter into provisionally-priced molybdenum sales contracts, whereby the contracts settle at prices to be determined at a future date. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum sales contracts are included in molybdenum sales revenue in the determination of net income (loss). Changes to the fair value of embedded derivatives related to molybdenum purchase contracts are included in operating expenses in the determination of net income (loss). The following table sets forth our outstanding provisionally-priced molybdenum contracts as of June 30, 2014:

Pounds to be Sold/Purchased
(000's lb)
Provisionally-priced sales	325
Provisionally-priced purchases	354
We also enter into certain molybdenum sales contracts to sell future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. We treat these contracts as normal purchase and normal sales contracts. The following table sets forth our outstanding fixed-price molybdenum sales contracts as of June 30, 2014:

Molybdenum committed (000's lb)	241
Average price ($/lb)	$13.68
In the normal course of operations, we enter into agreements for the purchase of molybdenum. As of June 30, 2014, we have commitments to purchase approximately 8.0 million pounds of molybdenum unroasted molybdenum concentrate from 2014 to 2016 primarily priced at the time of purchase at a set discount to the market price for roasted molybdenum concentrate. In addition, we have purchase agreements to buy approximately 0.9 million pounds of molybdenum as roasted molybdenum concentrate during the remainder of 2014 to be priced at market at the time of delivery.
Additionally, TCM has entered into a natural gas contract at the Langeloth Facility to fix the prices paid for natural gas used in operations.

	Quantity	Sell Price	Buy Price	Maturities Through
Natural Gas Purchase (Dt)	45,375	n/a	$3.59-$3.60	July 2014-September 2014
Foreign Currency Exchange Risk
We transact business in various currencies in the normal course of our operations. All of our revenues are denominated in the US dollar; however, we pay certain expenses attributable to our Canadian operations in the Canadian dollar. As a result, we have ongoing foreign exchange translation risk with respect to our Canadian operations. For example, a decrease of 5% in the value of the US dollar relative to the Canadian dollar would have decreased operating income (loss) during the first half of 2014 by approximately $0.8 million.
To help mitigate this risk, we have entered into foreign currency forward contracts in which we have agreed to buy Canadian dollars at an agreed-upon rate. We record our currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of June 30, 2014, TCM had no outstanding foreign currency option contracts.

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
The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM's disclosure controls and procedures were not effective as a result of the material weaknesses described below.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, other than described below, that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the three months ended June 30, 2014, we took further actions to remediate the material internal control weaknesses related to our Mt. Milligan mine site, including:

•
began implementation of a plan to establish a regional office in Prince George, British Columbia to house accounting, procurement, and accounts payable personnel in order to attract and retain qualified personnel;

•	established site-specific accounting, procurement and accounts payable policies and procedures for controls and training purposes;

•	conducted weekly physical counts of materials and supplies inventory with ongoing reconciliations;

•
improvement of the site’s accounting close process and its review of financial information, including improvements in the monthly reviews of financial and operational information by Mt. Milligan site management and corporate management.

Management's Plans for Remediation of the Material Weaknesses
During the three months ended June 30, 2014, we made progress in the implementation of our remediation plan; however, the material weakness will not be considered remediated and our internal control over financial reporting will not be considered effective until additional review procedures regarding the operations of Mt. Milligan have been operating effectively for an adequate period of time. Management will evaluate the remediation progress when assessing the effectiveness of the Company’s internal controls over financial reporting and disclosure controls and procedures in future reporting periods. While management believes that the remediation efforts will resolve the identified material weaknesses, there is no assurance that management’s remediation efforts conducted to date will be sufficient or that additional remediation will not be necessary.
PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are from time to time involved in or subject to legal proceedings related to our business. While it is not feasible to predict or determine the outcome of these proceedings, it is the opinion of management that the resolution of these proceedings are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Please see the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 for a description of the disposition of the proceeding involving the Stellat'en First Nation, the British Columbia Minister of Energy, Mines and Petroleum Resources, and us.
ITEM 1A.  RISK FACTORS
Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended June 30, 2014.
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
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Description
3.1	Notice of Articles, dated October 21, 2013 (incorporated by reference to Exhibit 4.1 to TCM's Registration Statement on Form S-8 filed with the SEC on November 22, 2013).
3.2	Certificate of Continuation, dated July 29, 2008 (incorporated by reference to Exhibit 3.1 to TCM's Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on March 1, 2010).
*3.3	Restated Articles of Continuance, effective May 14, 2014.
10.1
Amended and Restated Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to TCM’s Current Report on Form 8-K filed with the SEC on May 13, 2014).

10.2
Amended and Restated Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to TCM’s Current Report on Form 8-K filed with the SEC on May 13, 2014).

10.3
Form of Restricted Share Unit Award Agreement under the Amended and Restated Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (executive officer) (incorporated by reference to Exhibit 10.3 to TCM’s Current Report on Form 8-K filed with the SEC on May 13, 2014).

10.4
Form of Stock Option Award Agreement under the Amended and Restated Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (executive officer) (incorporated by reference to Exhibit 10.4 to TCM’s Current Report on Form 8-K filed with the SEC on May 13, 2014).

10.5
Form of Performance Share Unit Award Agreement under the Amended and Restated Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2014 to December 31, 2017 performance period (executive officer) (incorporated by reference to Exhibit 10.5 to TCM’s Current Report on Form 8-K filed with the SEC on May 13, 2014).

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
*101
The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

_______________________________________________________________________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMPSON CREEK METALS COMPANY INC.
Registrant

August 5, 2014	/s/ JACQUES PERRON
Date	Jacques Perron (Chief Executive Officer and Director)

August 5, 2014	/s/ PAMELA L. SAXTON
Date	Pamela L. Saxton (Principal Financial Officer and Principal Accounting Officer)