Form 10-Q
period 2014-09-30
Thompson Creek Metals Co Inc.
filed 2014-11-10
CIK 1415020

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
Or
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
As of November 10, 2014, there were 214,086,167 shares of the registrant's common stock, no par value, outstanding.

Thompson Creek Metals Company Inc.

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

		September 30,	December 31,
(US dollars in millions, except share amounts)	Note	2014	2013
ASSETS
Current assets
Cash and cash equivalents		$266.6	$233.9
Accounts receivable, net	2	65.0	47.8
Accounts receivable-joint venture partner	15	7.6	6.3
Product inventory	3	104.8	122.1
Materials and supplies inventory		56.9	65.8
Prepaid expenses and other current assets		4.9	13.2
Income and mining taxes receivable	13	1.2	4.4
Restricted cash		1.7	2.5
Deferred income tax assets	13	0.2	—
		508.9	496.0
Property, plant, equipment and development, net	4	2,391.5	2,538.0
Restricted cash		5.7	5.7
Reclamation deposits		17.4	7.4
Other assets		26.7	24.2
Deferred income tax assets	13	38.8	14.2
		$2,989.0	$3,085.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities		$94.6	$104.9
Income, mining and other taxes payable		2.1	0.7
Current portion of Gold Stream deferred revenue	10	46.4	21.3
Current portion of long-term debt	8 & 9	4.5	15.4
Current portion of long-term lease obligations	7	22.6	21.8
Deferred income tax liabilities	13	15.6	14.4
Other current liabilities		0.3	2.1
		186.1	180.6
Gold Stream deferred revenue	10	719.8	759.4
Long-term debt	8 & 9	898.5	906.9
Long-term lease obligations	7	51.5	68.7
Other liabilities		4.8	6.5
Asset retirement obligations		45.3	43.8
Deferred income tax liabilities	13	13.9	13.4
		1,919.9	1,979.3
Commitments and contingencies	12
Shareholders' equity
Common stock, no-par, 213,887,744 and 171,452,069 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively		1,185.4	1,028.9
Additional paid-in capital		87.5	230.7
Retained earnings (deficit)		(111.3)	(122.7)
Accumulated other comprehensive loss		(92.5)	(30.7)
		1,069.1	1,106.2
		$2,989.0	$3,085.5
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(US dollars in millions, except per share amounts)	2014	2013	2014	2013
REVENUES
Copper sales	$45.7	$—	$140.3	$—
Gold sales	55.0	—	133.5	—
Molybdenum sales	124.3	85.7	353.5	303.1
Tolling, calcining and other	4.3	5.1	11.4	14.2
Total revenues	229.3	90.8	638.7	317.3
COSTS AND EXPENSES
Cost of sales
Operating expenses	133.4	66.9	395.2	212.6
Depreciation, depletion and amortization	22.7	11.6	78.3	38.5
Total cost of sales	156.1	78.5	473.5	251.1
Selling and marketing	3.1	1.4	10.8	6.4
Accretion expense	0.9	0.6	2.7	2.0
General and administrative	5.1	5.1	16.9	17.7
Exploration	0.3	0.7	0.6	1.3
Total costs and expenses	165.5	86.3	504.5	278.5
OPERATING INCOME	63.8	4.5	134.2	38.8
OTHER (INCOME) EXPENSE
Start-up costs	—	10.2	—	10.3
(Gains) losses on foreign exchange, net	60.3	(24.2)	64.5	30.0
Interest and finance fees	22.5	0.7	69.4	0.9
Interest income	—	(0.4)	(0.2)	(0.9)
Loss from debt extinguishment	—	—	0.5	—
Other	(3.1)	0.2	(6.1)	—
Total other (income) expense	79.7	(13.5)	128.1	40.3
Income (loss) before income and mining taxes	(15.9)	18.0	6.1	(1.5)
Total income and mining tax expense (benefit)	(4.8)	4.2	(5.3)	3.0
NET INCOME (LOSS)	$(11.1)	$13.8	$11.4	$(4.5)
COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(58.2)	29.4	(61.8)	(44.5)
Total other comprehensive income (loss)	(58.2)	29.4	(61.8)	(44.5)
Total comprehensive income (loss)	$(69.3)	$43.2	$(50.4)	$(49.0)

NET INCOME (LOSS) PER SHARE
Basic	$(0.05)	$0.08	$0.06	$(0.03)
Diluted	$(0.05)	$0.06	$0.05	$(0.03)
Weighted-average number of common shares
Basic	213.9	171.5	186.8	170.9
Diluted	213.9	216.5	220.1	170.9
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(US dollars in millions)	2014	2013	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(11.1)	$13.8	$11.4	$(4.5)
Items not affecting cash:
Depreciation, depletion and amortization	22.7	11.6	78.3	38.5
Deferred revenue related to Gold Stream Arrangement	(10.8)	—	(24.9)	—
Accretion expense	0.9	0.6	2.7	2.0
Amortization of finance fees	1.2	—	3.8	—
Stock-based compensation	1.9	1.6	4.5	4.9
Materials and supplies inventory write downs	0.1	—	0.3	—
Product inventory write downs	2.3	11.7	8.9	23.4
Deferred income tax benefit	(11.3)	1.4	(20.6)	(8.9)
Unrealized gain on financial instruments and mark-to-market adjustments	(1.6)	—	(4.8)	—
Unrealized foreign exchange (gain) loss	60.3	(24.3)	63.9	30.0
Debt extinguishment	—	—	(0.1)	—
Change in current assets and liabilities (Note 16)	14.4	3.1	1.6	(5.4)
Gold Stream Arrangement net payable - ounces to be delivered	14.0	—	24.9	—
Cash generated by operating activities	83.0	19.5	149.9	80.0
INVESTING ACTIVITIES
Capital expenditures	(21.9)	(112.9)	(70.4)	(387.5)
Capitalized interest payments	(1.3)	(19.1)	(8.2)	(54.5)
Restricted cash	0.4	3.1	0.4	14.3
Disposition of assets	—	—	—	0.2
Reclamation refund	—	27.9	—	28.1
Reclamation deposit	—	(6.8)	(10.0)	(7.0)
Cash used in investing activities	(22.8)	(107.8)	(88.2)	(406.4)
FINANCING ACTIVITIES
Proceeds from the Gold Stream Arrangement	—	12.9	—	111.9
Proceeds from equipment financings	—	—	—	37.8
Repayments of equipment financings	(5.4)	(5.0)	(16.2)	(17.7)
Repayment of long-term debt	(1.2)	(4.6)	(10.0)	(12.8)
Proceeds (costs) from issuance of common shares, net	—	0.7	—	0.9
Cash generated by (used in) financing activities	(6.6)	4.0	(26.2)	120.1
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3.1)	4.3	(2.8)	2.3
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50.5	(80.0)	32.7	(204.0)
Cash and cash equivalents, beginning of period	216.1	402.8	233.9	526.8
Cash and cash equivalents, end of period	$266.6	$322.8	$266.6	$322.8
Supplementary cash flow information (Note 16)
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
(US dollars in millions, share data in thousands)	Shares	Amount
Balances at December 31, 2013	171,452	$1,028.9	$230.7	$(122.7)	$(30.7)	$1,106.2
Amortization of stock-based compensation	—	—	4.5	—	—	4.5
Shares issued under stock-based compensation	306	1.7	(2.0)	—	—	(0.3)
Settlement of tangible equity units exchange offer	42,130	154.8	(145.7)	—	—	9.1
Comprehensive income (loss):
Net income (loss)	—	—	—	11.4	—	11.4
Foreign currency translation	—	—	—	—	(61.8)	(61.8)
Total comprehensive income (loss)						(50.4)
Balances at September 30, 2014	213,888	$1,185.4	$87.5	$(111.3)	$(92.5)	$1,069.1
See accompanying notes to condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements- Unaudited
(US dollars in millions, except per share amounts)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted. This report should be read in conjunction with Thompson Creek Metals Company Inc.'s (“TCM,” “Company,” “we,” “us” or “our”) consolidated financial statements and notes contained in its Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). The information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other period or for the year ending December 31, 2014.
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
Change in Estimate
On January 1, 2014, the Life of Mine Plan ("LOM") for the Endako Mine, in which TCM owns a 75% joint venture interest, was revised to reflect long term molybdenum pricing expectations. As a result, Endako Mine's estimated mine life was reduced to approximately 3.5 years from 15 years. During the second quarter of 2014, in light of the reduced mine life and to better reflect the economic utilization of property, plant and equipment assets at the Endako Mine, TCM reduced the depreciable lives of Endako Mine's property, plant and equipment assets using the straight line and declining balance depreciation convention (the depreciable lives of assets using the units-of-production depreciation convention had been reduced in the first quarter of 2014) and began considering the salvage values of these assets when recognizing its share of depreciation, depletion and amortization expense. This change in estimate, effective as of April 1, 2014, was accounted for prospectively in accordance with ASC 205, Accounting Changes and Error Corrections. This change lowered depreciation expense and increased net income by $4.3 million, or approximately $0.02 per diluted share and $6.4 million, or approximately $0.03 per diluted share, respectively, for the three and nine months ended September 30, 2014.
2. Accounts Receivable, Net
Accounts receivable are carried at their estimated collectible amounts. Accounts receivable included net trade receivables of $62.2 million and other receivables of $2.8 million at September 30, 2014, and trade receivables of $41.6 million and other receivables of $6.2 million at December 31, 2013. Other receivables at September 30, 2014 consisted of $2.8 million of Goods and Services Tax refunds; $1.6 million of third party molybdenum receivables; $1.2 million of Langeloth Facility receivables; a $0.6 million settlement receivable on hedges and miscellaneous receivables of $0.5 million, offset by $3.9 million of mark-to-market adjustments relating to provisional invoices for Mt. Milligan Mine copper and gold concentrate sales. Other receivables at December 31, 2013 primarily consisted of $3.3 million of Goods and Services Tax refunds and $0.3 million of mark-to-market adjustments relating to provisional invoices for Mt. Milligan Mine copper and gold concentrate sales.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

3. Inventory
The carrying value of product inventory was as follows:

(US$ in millions)	September 30, 2014	December 31, 2013
Copper and Gold Inventory:
Concentrate	$26.8	$39.8
Stockpiled ore	4.6	5.4
	$31.4	$45.2
Molybdenum Inventory:
Finished product	$43.1	$27.5
Work-in-process	24.7	28.0
Stockpiled ore	5.6	21.4
	$73.4	$76.9
	$104.8	$122.1
As of September 30, 2014 and September 30, 2013 the carrying value of TCM's molybdenum inventory exceeded the market value, resulting in lower-of-cost-or-market write downs of $2.6 million and $10.6 million, respectively, for the three and nine months ended September 30, 2014, and lower-of-cost-or-market write downs of $13.3 million and $27.4 million, respectively, for the three and nine months September 30, 2013.

The following table sets forth the inventory write downs in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods presented:

	Three Months Ended		Nine Months Ended
(US$ in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Canadian Operations Molybdenum
Operating expense	$2.3	$5.3	$8.9	$17.0
Depreciation, depletion and amortization	0.3	0.7	1.7	3.1
Start-up costs	—	7.3	—	7.3
	$2.6	$13.3	$10.6	$27.4

4. Property, Plant, Equipment and Development, Net
Property, plant, equipment and development, net, were comprised of the following:

(US$ in millions)	September 30, 2014	December 31, 2013
Mining properties and mineral reserves	$768.3	$768.6
Mining and milling equipment and facilities	1,573.8	1,661.2
Processing facilities	169.9	168.5
Construction-in-progress	68.7	42.7
Other	15.9	18.3
	2,596.6	2,659.3
Less: Accumulated depreciation, depletion and amortization	(205.1)	(121.3)
	$2,391.5	$2,538.0
The construction-in-progress balance included $58.5 million and $33.2 million related to Mt. Milligan Mine as of September 30, 2014 and December 31, 2013, respectively. For Mt. Milligan Mine the construction-in-progress balance at

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
4. Property, Plant, Equipment and Development, Net (Continued)

September 30, 2014 consisted of $44.4 million related to construction of a permanent operations residence, $9.1 million for construction related to the tailings facility system's dam and $5.0 million for other items for Mt. Milligan Mine.
5. Financial Instruments
TCM enters into various derivative financial instruments in the normal course of operations to manage exposure to the market prices of copper, gold and molybdenum. TCM does not apply hedge accounting to its derivative instruments. Accordingly, changes in fair value of derivative instruments are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception.
The following table provides details about the fair values of TCM's derivative assets and liabilities:

	Fair Value as of
(US$ in millions)	September 30, 2014	December 31, 2013
Assets (1)
Commodity contracts	$1.6	$0.2
Liabilities (1)
Forward currency contracts	$0.3	$—
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
The following table sets forth the gains (losses) on derivative instruments for periods presented:

(US$ in millions)		Three Months Ended		Nine Months Ended
Derivative Type and Activity	Statement of Operations Classification	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gold hedges related to Gold Stream Arrangement	Gold sales	$(0.7)	$—	$(0.4)	$—
Copper and Gold hedges	Other	$2.9	$—	$2.8	$—
Forward currency contracts	Gain (loss) on foreign exchange, net	$(0.5)	$—	$0.2	$—
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
TCM receives payment from MTM Customers in cash, thus requiring the purchase of gold in order to satisfy the obligation to pay Royal Gold in gold. In order to hedge its gold price risk that arises when physical purchase and concentrate sales pricing periods do not match, hereafter referred to as the Gold Stream Risk, TCM has entered into certain forward gold purchase and sales contracts pursuant to which it purchases gold at an average price during a quotational period and sells gold at a spot price. TCM records its forward commodity contracts at fair value using a market approach based on observable quoted market prices and contracted prices.
In addition to the Gold Stream Risk and in connection with the sale of concentrate from Mt. Milligan Mine, TCM is exposed to copper and gold price fluctuations between the dates of concentrate shipment, provisional payment and final payment. In order to hedge the price risk for the metals contained in concentrate, TCM has entered into certain forward copper

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
5. Financial Instruments (Continued)

and gold purchase and sale contracts pursuant to which it purchases copper or gold at an average price during a quotational period and sells copper or gold at a spot price. Additionally, TCM has entered into zero cost collars pursuant to which it agrees with a counterparty to a floor and ceiling relative to future prices of gold. If the gold price is below the floor, the counterparty pays TCM the difference between the price and the floor. If the gold price is above the ceiling, TCM pays the counterparty the difference between the ceiling and the price. TCM records its commodity contracts at fair value using a market approach based on observable quoted market prices and contracted prices. These activities are intended to protect against the price risk related to the MTM Customer purchase contracts.
The following table provides details of TCM's commodity contracts as of September 30, 2014:

	Quantity	Sell Price	Buy Price	Maturities Through
Gold Hedge Sales related to Gold Stream Arrangement (oz)	9,522	$1,213-$1,290	TBD	October 2014-January 2015
Gold Hedge Purchases related to Gold Stream Arrangement (oz)	18,100	TBD	TBD	October 2014-February 2015
Forward Gold Sales (oz)	500	$1,292	TBD	October 2014
Forward Copper Sales (lb)	12,026,000	$3.17-$3.21	TBD	October 2014-March 2015
Natural Gas Purchase (Dt)	197,235	n/a	$2.91-$3.38	October 2014-September 2016

	Quantity	Put Price	Call Price	Maturities Through
Gold Collars (oz)	1,500	$1,200-$1,225	$1,368 - $1,395	October 2014-November 2014
Forward Currency Contracts
TCM transacts business in various currencies in the normal course of its operations and for capital expenditures. In addition, with all of its revenues denominated in US dollars, TCM has an ongoing foreign exchange risk with respect to its Canadian operations. To help mitigate this risk, TCM has entered into foreign currency forward contracts pursuant to which it has agreed to buy Canadian dollars at an agreed-upon rate. TCM records its currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of September 30, 2014, TCM had 10 open foreign currency option contracts.
The following table provides details of TCM's forward currency contracts as of September 30, 2014:

	Notional Amount	Buy Price	Maturities Through
Forward currency contracts	$51,000,000	$1USD/C$1.10-C$1.12	October 2014-December 2014
Fixed-Priced Contracts
TCM has entered into certain sales contracts pursuant to which it sells future molybdenum production at fixed prices. These fixed prices may be different than the quoted market prices at the date of sale. Additionally, TCM has entered into a natural gas contract at the Langeloth Facility to control the prices paid for natural gas used in operations. TCM has elected to treat these contracts as normal purchase and normal sale contracts.
The following table sets forth TCM's outstanding fixed-priced sales contracts as of September 30, 2014:

	Quantity (000's lb)	Sell price	Maturities Through
Molybdenum fixed price sales	465	$12.65	November 2015
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
(US dollars in millions, except per share amounts)
6. Fair Value Measurement (Continued)

the nine months ended September 30, 2014. The following table sets forth a reconciliation of activity related to Level 3 financial assets and liabilities for the nine months ended September 30, 2014:

(US$ in millions)	Total	Debt
Balance at December 31, 2013	$12.7	$12.7
Settlement and revaluation of tMEDS	(11.7)	(11.7)
Balance at September 30, 2014	$1.0	$1.0
The following tables set forth TCM's financial assets and liabilities measured at fair value by level within the US GAAP fair value hierarchy. As required, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement, as discussed in Note 2 to the 2013 Form 10-K.

	Fair Value at September 30, 2014
(US$ in millions)	Total	Level 1	Level 2	Level 3
Liabilities:
Senior secured notes	$393.0	$—	$393.0	$—
Senior unsecured notes	560.7	—	560.7	—
tMEDS	1.0	—	—	1.0
	$954.7	$—	$953.7	$1.0

	Fair Value at December 31, 2013
(US$ in millions)	Total	Level 1	Level 2	Level 3
Liabilities:
Senior secured notes	$397.2	$—	$397.2	$—
Senior unsecured notes	492.4	—	492.4	—
tMEDS	12.7	—	—	12.7
	$902.3	$—	$889.6	$12.7

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

As of September 30, 2014, the carrying values of the 9.75% senior secured notes and the 12.5% senior unsecured notes were lower than their fair values of approximately $393.0 million and $225.7 million, respectively, while the carrying value of the 7.375% senior unsecured notes and tMEDS were higher than their fair values of $335.0 million and $1.0 million, respectively. TCM determined the fair value of the notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

7. Leases
TCM's total capital lease obligations consisted of the following:

(US$ in millions)	September 30, 2014	December 31, 2013
Equipment facility capital leases	$22.0	$27.2
Equipment facility sale leaseback	49.3	59.8
Endako Mine sale leaseback	2.8	3.5
Total lease obligations	74.1	90.5
Less: Current portion	(22.6)	(21.8)
Total long-term lease obligations	$51.5	$68.7
On March 30, 2011, TCM entered into an equipment financing facility, as amended from time to time (the "Equipment Facility"), pursuant to which Caterpillar Financial Services Limited ("Caterpillar") agreed to underwrite up to $132.0 million in mobile fleet equipment financing for Mt. Milligan Mine. Each borrowing under the Equipment Facility represents a capital lease and has a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at TCM's option. Interest pertaining to the Equipment Facility is allocable to the cost of developing mining properties and constructing new facilities and is capitalized until assets are ready for their intended use. TCM's ability to finance additional equipment under the Equipment Facility expired in September 2014 per the terms of the Equipment Facility agreement.
Beginning in September 2013, in conjunction with the start-up phase of Mt. Milligan Mine, TCM ceased capitalizing the interest and debt issuance costs associated with the leases under the Equipment Facility for Mt. Milligan Mine as the related assets were placed in service. During the three and nine months ended September 30, 2014, TCM repaid $5.4 million and $16.2 million, respectively, in principal.
On June 14, 2013, we entered into a sale-leaseback transaction with Caterpillar with respect to certain Endako Mine equipment (the "Endako Sale Leaseback"), which is separate from the Equipment Facility, described above.
Interest and debt issuance costs on the equipment financings, as described above, consisted of the following:

	Three Months Ended		Nine Months Ended
(US$ in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest paid	$1.1	$1.4	$3.6	$3.5
Interest and debt issuance costs capitalized	$—	$0.9	$—	$3.7
Interest and debt issuance costs expensed	$1.2	$0.5	$3.9	$0.5

8. Debt
TCM's secured and unsecured notes, tMEDS, equipment loans and other credit facilities consisted of the following:

(US$ in millions)	September 30, 2014	December 31, 2013
9.75% Senior secured notes due 2017, net of discount	$347.8	$347.3
7.375% Senior unsecured notes due 2018	350.0	350.0
12.5% Senior unsecured notes due 2019	200.0	200.0
tMEDS	1.8	19.4
Equipment loans	3.4	5.4
Other	—	0.2
Total debt	903.0	922.3
Less: Current portion	(4.5)	(15.4)
Total long-term debt	$898.5	$906.9
Interest and debt issuance costs paid, capitalized and expensed were as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
8. Debt (Continued)

	Three Months Ended		Nine Months Ended
(US$ in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest paid	$17.1	$17.8	$60.8	$51.0
Interest and debt issuance costs capitalized	$1.4	$23.3	$3.3	$70.1
Interest and debt issuance costs expensed	$21.3	$0.1	$65.5	$0.3
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

The 2017 Notes are governed by a base indenture, dated May 11, 2012, supplemented by the first supplemental indenture, dated May 11, 2012, and the fifth supplemental indenture, dated November 27, 2012 (the “2017 Notes Indenture”). There are no maintenance covenants with respect to TCM's financial performance. However, the 2017 Notes Indenture does contain transaction-based restrictive covenants that restrict TCM's ability and the ability of certain of TCM's subsidiaries to incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into transactions with affiliates; and enter into agreements restricting our subsidiaries' ability to pay dividends and consolidate, merge or sell all or substantially all of TCM's assets, in each case subject to certain exceptions.

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

The 2019 Notes are governed by a base indenture as supplemented by the first supplemental indenture and the second supplemental indenture thereto, each dated May 11, 2012 (the “2019 Notes Indenture”). There are no maintenance covenants with respect to TCM's financial performance. However, the 2019 Notes Indenture does contain transaction-based restrictive covenants that restrict TCM's ability and the ability of certain of TCM's subsidiaries to incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into transactions with affiliates; enter into agreements restricting TCM's subsidiaries' ability to pay dividends and consolidate, merge or sell all or substantially all of TCM's assets, in each case subject to certain exceptions.

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

The 2018 Notes are governed by an indenture, dated May 20, 2011 (the “2018 Notes Indenture”). There are no maintenance covenants with respect to TCM's financial performance. However, the 2018 Notes Indenture does contain transaction-based restrictive covenants that restrict TCM's ability and the ability of certain of TCM's subsidiaries to incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into transactions with affiliates; enter into agreements restricting TCM's subsidiaries' ability to pay dividends and consolidate, merge or sell all or substantially all of TCM's assets, in each case subject to certain exceptions.

TCM may redeem the 2018 Notes at the redemption prices specified in the 2018 Notes Indenture, together with accrued and unpaid interest to, but not including, the date of redemption. TCM may also redeem the 2018 Notes at any time upon the occurrence of specified events relating to Canadian tax law at a redemption price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
8. Debt (Continued)

The 2018 Notes Indenture contains customary events of default. If an event of default occurs and is continuing under the 2018 Notes Indenture, the trustee or holders of at least 25% in principal of the outstanding 2018 Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the 2018 Notes to be due and payable immediately. Certain events of bankruptcy or insolvency are events of default that would result in the 2018 Notes being due and payable immediately upon the occurrence of such events of default. In December 2011, TCM completed an exchange offer of the original 2018 Notes for a like principal amount of exchange notes registered under the Securities Act of 1933, pursuant to a registration rights agreement with the initial purchasers.

Mobile Mining Equipment Loans

On December 8, 2010, TCM executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during 2010. This fixed-rate loan bears interest at 3.6%, and is scheduled to mature no later than December 8, 2015.

9. tMEDS

On May 11, 2012, TCM completed a public offering of 8,800,000 tMEDS with a stated value of $25.00. Each tMEDS unit consists of a prepaid common stock purchase contract and a senior amortizing note due May 15, 2015. During the three and nine months ended September 30, 2013, holders early settled 100,000 and 460,000 common stock purchase contracts, respectively, for which TCM issued 458,550 and 2,109,330 shares of common stock, respectively. For more information, please see Note 11 within Item 8 of our 2013 Form 10-K.

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
As of September 30, 2014, 1,133,138 tMEDS remain outstanding. Such tMEDS will continue to be held pursuant to their original terms and conditions, including mandatory conversion on May 15, 2015. On July 8, 2014, TCM filed an application to notify the SEC of its delisting of any and all units of tMEDS which remained outstanding following settlement of the Exchange Offer, and the delisting became effective 10 days after such filing. TCM does not intend to re-list its tMEDS on another securities exchange.
Although each outstanding unit of tMEDS was treated as one unit for purposes of the Exchange Offer, the accounting treatment considers each component of each unit of tMEDS, a prepaid common stock purchase contract and a senior amortizing note, separately. In June 2014, in connection with shares of common stock issued in exchange for the prepaid common stock purchase contract components of the tendered tMEDS, TCM recorded a $145.5 million increase to common stock and a $145.5 million decrease to additional paid-in capital equal to the value of the shares issued in exchange for the prepaid common stock purchase contract components of the tendered tMEDS. In connection with the settlement of $10.9 million of the senior amortizing notes component of the tendered tMEDS, TCM issued $9.3 million in TCM common stock and made a principal payment of $1.2 million to the senior amortizing note holders. As a result of the consummation of the Exchange Offer, TCM recorded a $10.9 million decrease to debt, a $9.3 million increase to common stock and a $0.2 million decrease to additional paid-in capital for issuance costs incurred by TCM in connection with the Exchange Offer. Additionally, TCM recorded $0.5 million in debt extinguishment losses due to the difference between consideration offered for extinguished debt net of $0.5 million of fees and expenses incurred by TCM in connection with the Exchange Offer, and the write off of $0.3 million of unamortized debt issuance costs.
The senior amortizing note component of the tMEDS that remained outstanding as of September 30, 2014 was $1.8 million, which is included in the current portion of long-term debt on the Condensed Consolidated Balance Sheets. The unamortized deferred financing costs related to the remaining tMEDS were $0.1 million as of September 30, 2014. See Note 8 for interest and debt issuance costs paid, capitalized and expensed for TCM's outstanding debt, including tMEDS.

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
TCM sells copper and gold concentrate from Mt. Milligan Mine to MTM Customers, and then purchases gold ounces in the market for delivery to Royal Gold, in an amount based on a portion of the gold ounces in the copper and gold concentrate sold to MTM Customers as determined in accordance with the terms of the Gold Stream Arrangement. Mt. Milligan Mine began selling copper and gold concentrate to MTM Customers and delivering gold ounces to Royal Gold in the fourth quarter of 2013, at which time TCM began to recognize an amount of the deferred revenue as gold ounces are delivered to Royal Gold, as explained further below. In connection with TCM's first 12 shipments of copper and gold concentrate from Mt. Milligan Mine to MTM Customers, TCM must deliver gold ounces to Royal Gold based on a percentage of gold ounces in each provisional sale of gold to MTM Customers within two days of receiving a provisional payment for the sale of the copper and gold concentrate, with subsequent delivery of gold ounces upon final settlement. Under the Gold Stream Arrangement, for shipments 1 through 4, 75% of the gold ounces to be delivered to Royal Gold were based on the gold ounces under each provisional payment, and 25% of the gold ounces were delivered upon final settlement under each MTM Customer contract. For shipments 5 through 8, those percentages were 50% and 50%, respectively, and for shipments 9 through 12, the percentages are 25% and 75%, respectively. Thereafter, all deliveries of gold to Royal Gold will be based solely on the final settlement of provisional sales of concentrate to MTM Customers and payable at the time of final settlement. The gold ounces delivered to Royal Gold under the Gold Stream Arrangement are based on the contained gold ounces in the provisional payments and final settlements multiplied by a 97% payable factor.
Revenues from the Gold Stream Arrangement are recognized upon the provisional sale of the copper and gold concentrate delivered to MTM Customers based on the amount of the provisional gold ounces in such sale, with adjustments made for the $435 per ounce price, the per ounce price for the deferred revenue that was received upfront pursuant to the terms of the Gold Stream Arrangement and certain adjustments.
The components of revenue under the Gold Stream Arrangement are as follows:

•	recognition of an amount of deferred revenue based on the amount of gold ounces delivered to Royal Gold in the applicable period compared to total expected gold deliveries over the life of the mine;

•	recognition of receipts of $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold ounces are delivered;

•
recognition of any unrealized losses resulting from the difference between the $435 per ounce plus the deferred revenue per ounce price and the prevailing spot price at the end of any period, net of purchase costs for the gold ounces delivered to Royal Gold; and

•	gains or losses related to TCM's commodity gold contracts used to hedge TCM’s Gold Stream Risk, as defined above.
The following table presents the revenue under the Gold Stream Arrangement for the three and nine months ended September 30, 2014 in the form of (i) cash receipts based on gold sales during the applicable period, and (ii) deferred revenue for gold ounces delivered and deferred revenue to be recognized upon final settlement during the applicable period:

	Three Months Ended		Nine Months Ended
(US$ in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gold sales related to cash portion of Gold Stream Arrangement (1)	$13.0	$—	$30.2	$—
Gold sales related to deferred portion of Gold Stream Arrangement (1) (2)	10.8	—	24.9	—
Total Gold Stream revenue (1) (2)	$23.8	$—	$55.1	$—
_____________________________________________________________________________
(1) Recognized revenue and related gold ounces based on provisional sales may be subject to adjustment upon final settlement.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
10. Gold Stream Arrangement (Continued)

(2) Consists of $4.9 million and $14.5 million of revenue which was previously deferred, for the three and nine months ended September 30, 2014, respectively, and $5.9 million and $10.4 million of revenue which will be ultimately recognized upon delivery of gold.
In the event of any default under the Gold Stream Arrangement, Royal Gold could require TCM to repay the deposits received from Royal Gold, which amounts totaled $745.3 million at September 30, 2014.

11. Stock-Based Compensation
As of September 30, 2014, TCM has granted stock options, PSUs and RSUs, as discussed below.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2014:

	Options	Weighted-Average Exercise Price (1)
	(000's)
Stock options outstanding at January 1, 2014	2,580	$8.86
Granted	362	2.76
Exercised	11	2.70
Canceled/expired/surrendered	349	9.01
Stock options outstanding at September 30, 2014	2,582	$8.01
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
For the three and nine months ended September 30, 2014, TCM recorded compensation expense related to stock options of $0.1 million and $0.3 million, respectively.
For the three and nine months ended September 30, 2013, TCM recorded compensation expense related to stock options of $0.1 million and $0.5 million, respectively.
As of September 30, 2014, approximately 0.8 million outstanding options had not vested and were not exercisable. The total unrecognized compensation cost related to these options was $0.8 million and is expected to be recognized over a weighted-average period of 2.09 years.
As of September 30, 2014, approximately 1.8 million options had vested, were exercisable and had an aggregate intrinsic value of nil.
Performance Share Units (PSUs)
The following table summarizes PSU activity during the nine months ended September 30, 2014:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
11. Stock-Based Compensation (Continued)

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2014	1,225	$7.88
PSUs granted	1,422	3.37
Canceled/expired/forfeited	395	11.63
Outstanding at September 30, 2014	2,252	$4.46
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
For the three and nine months ended September 30, 2014, TCM recorded compensation expense related to PSUs of $1.0 million and $2.3 million, respectively.
For the three and nine months ended September 30, 2013, TCM recorded compensation expense related to PSUs of $0.7 million and $2.0 million, respectively.
As of September 30, 2014, unrecognized compensation expense related to PSUs totaled $6.0 million that will be recognized on a straight-line basis over a weighted-average period of 2.16 years.
Restricted Stock Units (RSUs)
The following table summarizes RSU activity during the nine months ended September 30, 2014:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2014	1,346	$4.23
RSUs granted	930	2.76
RSUs vested and common shares issued	419	5.25
Canceled/expired/forfeited	169	4.42
Outstanding at September 30, 2014	1,688	$3.15

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
For the three and nine months ended September 30, 2014, TCM recorded $0.8 million and $1.8 million of compensation expense related to its RSUs, respectively.
For the three and nine months ended September 30, 2013, TCM recorded $0.6 million and $1.9 million of compensation expense related to its RSUs, respectively.
As of September 30, 2014, unrecognized compensation expense related to restricted stock and RSUs totaled $3.9 million that will be recognized on a straight-line basis over a weighted-average period of 2.14 years.
12. Commitments and Contingencies
Legal Matters
TCM is from time to time involved in or subject to legal proceedings related to its business. While it is not feasible to predict or determine the outcome of these proceedings, it is the opinion of management that the resolution of such proceedings is not expected to have a material adverse effect on TCM’s consolidated financial position, results of operations or cash flows.

Concentrate Sales Agreements
As of September 30, 2014, TCM is party to three concentrate sales agreements for the sale of concentrate produced at Mt. Milligan Mine. Pursuant to these agreements, TCM has agreed to sell an aggregate of approximately 85% of the copper and gold concentrate produced at Mt. Milligan Mine during 2014 and an aggregate of approximately 120,000 dry tonnes in each of the two calendar years thereafter. The remaining 15% of the copper and gold concentrate produced at Mt. Milligan Mine is currently being sold on a spot basis.

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
Molybdenum Purchases
As of September 30, 2014, we have commitments to purchase approximately 7.0 million pounds of molybdenum as unroasted molybdenum concentrate from 2014 to 2016 primarily priced at the time of purchase at a set discount to the market price for roasted molybdenum concentrate. In addition, we have purchase agreements to buy approximately 0.4 million pounds of molybdenum as roasted molybdenum concentrate during the remainder of 2014 to be priced at market at the time of delivery.
Molybdenum Sales
In the normal course of operations, TCM enters into certain molybdenum sales contracts pursuant to which it sells future production at fixed prices. As of September 30, 2014, TCM had commitments to sell approximately 465 thousand pounds of molybdenum oxide in 2015 at an average price of $12.65 per pound.
Capital Purchase Commitments
As of September 30, 2014, TCM had open purchase orders, contracts and capital purchase commitments of $3.3 million related to the Mt. Milligan permanent operations residence.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

13. Income and Mining Tax Expense (Benefit)
Income and mining taxes for the three months ended September 30, 2014 and 2013 were a benefit of $4.8 million and an expense of $4.2 million, respectively. Income and mining taxes for the nine months ended September 30, 2014 and 2013 were a benefit of $5.3 million and an expense of $3.0 million, respectively.

The tax benefit for the three and nine months ended September 30, 2014 differs from the tax that would result from applying the Canadian federal and provincial income tax rates primarily due to the following items:

•
During the three months ended September 30, 2014, we recognized a deferred tax benefit of $7.4 million due to a change in our tax filing positions related to the construction of Mt. Milligan in prior periods.

•	The tax benefit for the nine months ended September 30, 2014 included $1.4 million due to a successful conclusion to a tax appeal.

•
The tax benefit for the three and nine months ended September 30, 2014 included a tax benefit of $0.5 million and $2.9 million, respectively, due to an increase in the amount of our deferred taxes that will be realized due to higher taxable income as compared to previous forecasts.

The other historical drivers of differences for the periods presented between our effective rate and from applying the Canadian federal and provincial income tax rates are due to the U.S. percentage depletion benefit and pre-tax losses from the Endako Mine and foreign exchange, which largely have no benefit due to valuation allowances on the associated deferred tax assets.
Our current and noncurrent deferred income tax assets and liabilities changed at September 30, 2014 as compared to December 31, 2013 from a net liability of $13.6 million to a net asset of $9.5 million, or a change of $23.1 million. This is primarily due to the recognition of a $20.6 million deferred tax benefit in the first nine months ended September 30, 2014. Most of the deferred tax benefit is reflected as an increase to the noncurrent deferred tax asset on our balance sheet. The remaining $2.5 million is primarily due to tax allowances, which will be used to offset future taxable income, generated from qualifying new mine facilities and equipment expenditures and included as reductions to property, plant and equipment.
14. Net Income (Loss) per Share
The following is a reconciliation of net income (loss) and weighted-average common shares outstanding for purposes of calculating diluted net income (loss) per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
(US$ in millions, except per share amounts)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss)	$(11.1)	$13.8	$11.4	$(4.5)
Basic weighted-average number of shares outstanding	213.9	171.5	186.8	170.9
Effect of dilutive securities
Share-based awards	—	0.1	0.2	—
tMEDS	—	44.9	33.1	—
Diluted weighted-average number of shares outstanding	213.9	216.5	220.1	170.9
Net income (loss) per share
Basic	$(0.05)	$0.08	$0.06	$(0.03)
Diluted	$(0.05)	$0.06	$0.05	$(0.03)
For the three and nine months ended September 30, 2014, approximately 2.4 million and 2.6 million, respectively, of stock options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the price of the common stock. For each of the three and nine months ended September 30, 2014, approximately 2.3 million of PSUs were excluded from the computation of diluted weighted-average shares because the underlying market and performance

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
14. Net Income (Loss) per Share (Continued)

metrics had not been met. For the three months ended September 30, 2014, 1.7 million of RSUs were excluded from the computation of diluted weighted-average shares as the effect would have been anti-dilutive under the treasury stock method.
For the three and nine months ended September 30, 2014, the assumed issuance of 6.1 million and 33.1 million shares upon the conversion of the stock purchase contract component of the remaining outstanding tMEDS units were considered in the calculation of diluted weighted-average shares; however due to the net loss position of the Company for the three months ended September 30, 2014, the assumed issuance of 6.1 million has not been reflected above as the effect would be anti-dilutive.
For the three and nine months ended September 30, 2013, approximately 1.9 million and 2.0 million, respectively, of stock options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the price of the common stock. For each of the three and nine months ended September 30, 2013, 1.5 million PSUs were excluded from the computation of diluted weighted-average shares because the underlying market and performance metrics had not been met. For each of the three and nine months ended September 30, 2013, approximately 1.2 million of RSUs were excluded from the computation of diluted weighted-average shares as the effect would have been anti-dilutive under the treasury stock method. For each of the three and nine months ended September 30, 2013, the assumed issuance of 44.9 million shares upon a conversion of the stock purchase contract component of the then outstanding tMEDS units was considered in the calculation of diluted weighted-average shares; however due to the net loss position of the Company for the nine months ended September 30, 2013, they have not been reflected for that period above as the effect would be anti-dilutive.
15. Transactions with our Endako Mine Joint Venture Partner
Total sales by TCM to Sojitz, TCM's Endako Mine joint venture partner, were $33.5 million and $87.8 million for the three and nine months ended September 30, 2014, respectively. This represented 14.6% and 13.7% of TCM's total revenues for these respective periods.
Total sales by TCM to Sojitz were $19.0 million and $54.3 million for the three and nine months ended September 30, 2013, respectively. This represented 20.9% and 17.1% of TCM's total revenues for these respective periods.
For the three and nine months ended September 30, 2014, TCM recorded management fee income of $0.1 million and $0.3 million, respectively, and selling and marketing costs of $0.2 million and $0.6 million, respectively, from Sojitz.
For the three and nine months ended September 30, 2013, TCM recorded management fee income of $0.1 million and $0.2 million, respectively, and selling and marketing costs of $0.1 million and $0.4 million, respectively, from Sojitz.
At September 30, 2014 and December 31, 2013, TCM's related accounts receivable owing from Sojitz were $7.6 million and $6.3 million, respectively.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued)- Unaudited
(US dollars in millions, except per share amounts)

16. Supplementary Cash Flow Information

	Three Months Ended		Nine Months Ended
(US$ in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Change in current assets and current liabilities:
Accounts receivable	$19.7	$10.8	$(15.1)	$7.9
Product inventory	(11.5)	(18.1)	2.1	(10.4)
Materials and supplies inventory	(1.1)	(14.3)	(0.4)	(20.4)
Prepaid expenses and other current assets	5.7	6.8	9.3	(2.4)
Income and mining taxes receivable	2.5	1.7	3.1	10.1
Accounts payable and accrued liabilities	0.4	16.5	1.8	10.5
Income and mining taxes payable	(1.3)	(1.1)	0.8	(1.5)
Non-cash property, plant and equipment	—	0.8	—	0.8
	$14.4	$3.1	$1.6	$(5.4)

Cash interest paid (1)	$18.2	$19.1	$64.4	$54.5
Income and mining taxes paid, net of refunds (2)	$5.4	$1.4	$10.9	$1.7
(1) For the three and nine months ended September 30, 2014, cash interest paid of $1.3 million and $8.2 million, respectively, had been previously capitalized related to the Company's debt. For the three and nine months ended September 30, 2013, cash interest paid of $19.1 million and $54.5 million, respectively, had been previously capitalized related to the Company's debt.
(2) For the three and nine months ended September 30, 2014, TCM received $2.2 million and $3.1 million, respectively, in refunds of US and Canadian income taxes related to prior year tax returns. For the three and nine months ended September 30, 2013, TCM received $4.1 million and $7.2 million, respectively, in refunds of US and Canadian income taxes related to prior year tax returns.
Non-cash Financing Activities

	Three Months Ended		Nine Months Ended
(US$ in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Financing activities
Capitalized interest and financing costs (1)	$—	$24.2	$—	$73.7
Settlement of tMEDS	$—	$—	$(9.3)	$—
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
TCM manages its credit risk from its accounts receivable through its collection activities. As of September 30, 2014, TCM had eight customers who owed TCM more than $3.0 million and accounted for approximately 60.2% of total accounts and other receivables outstanding. Another nine customers had balances greater than $1.0 million but less than $3.0 million that accounted for approximately 18.7% of total accounts and other receivables. As of September 30, 2014, all of these customers were compliant with credit terms and scheduled payment dates.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
17. Concentration of Credit Risk (Continued)

TCM's maximum counterparty and credit risk exposure is the carrying value of its cash and cash equivalents and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities and fixed-rate debt, excluding the senior secured and unsecured notes and tMEDS, as discussed in Note 6, approximate fair value as of September 30, 2014.
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
Segment information for the three and nine months ended September 30, 2014 and 2013 was as follows:
For the three months ended September 30, 2014:

(US$ in millions)	Copper-Gold	US Operations Molybdenum	Canadian Operations Molybdenum	Inter- segment	Total
Revenues
Copper sales	$45.7	$—	$—	$—	$45.7
Gold sales	55.0	—	—	—	55.0
Molybdenum sales	—	87.9	36.5	(0.1)	124.3
Tolling, calcining and other	—	6.0	—	(1.7)	4.3
	100.7	93.9	36.5	(1.8)	229.3
Cost and expenses
Operating expenses	47.4	56.2	31.7	(1.9)	133.4
Depreciation, depletion and amortization	15.5	4.2	3.0	—	22.7
Cost of sales	62.9	60.4	34.7	(1.9)	156.1
Selling and marketing	1.1	1.5	1.0	(0.5)	3.1
Accretion expense	0.1	0.4	0.4	—	0.9
	64.1	62.3	36.1	(2.4)	160.1
Segment revenue less costs and expenses	36.6	31.6	0.4	0.6	69.2
Other segment expenses (income)
(Gains) losses on foreign exchange, net	8.8	—	(1.4)	—	7.4
Segment income (loss) before income and mining taxes	$27.8	$31.6	$1.8	$0.6	$61.8

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
18. Segment Information (Continued)

For the three months ended September 30, 2013:

(US$ in millions)	Copper-Gold (Development)	US Operations Molybdenum	Canadian Operations Molybdenum	Inter- segment	Total
Revenues
Molybdenum sales	$—	$67.1	$19.1	$(0.5)	$85.7
Tolling, calcining and other	—	5.1	—	—	5.1
	—	72.2	19.1	(0.5)	90.8
Cost and expenses
Operating expenses (1)	—	44.8	22.6	(0.5)	66.9
Depreciation, depletion and amortization (1)	—	8.2	2.9	—	11.1
Cost of sales	—	53.0	25.5	(0.5)	78.0
Selling and marketing	—	1.8	(0.1)	(0.3)	1.4
Accretion expense	0.1	0.3	0.2	—	0.6
	0.1	55.1	25.6	(0.8)	80.0
Segment revenue less costs and expenses	(0.1)	17.1	(6.5)	0.3	10.8
Other segment expenses (income)
Start-up costs	10.2	—	—	—	10.2
(Gains) losses on foreign exchange, net	(4.2)	0.1	0.3	—	(3.8)
Segment income (loss) before income and mining taxes	$(6.1)	$17.0	$(6.8)	$0.3	$4.4

(1) Certain prior year reclassifications were made to conform with current year presentation. This resulted in an increase in operating expenses and a decrease in depreciation, depletion and amortization of $2.8 million.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
18. Segment Information (Continued)

For the nine months ended September 30, 2014:

(US$ in millions)	Copper-Gold	US Operations Molybdenum	Canadian Operations Molybdenum	Inter- segment	Total
Revenues
Copper sales	$140.3	$—	$—	$—	$140.3
Gold sales	133.5	—	—	—	133.5
Molybdenum sales	—	264.2	94.1	(4.8)	353.5
Tolling, calcining and other	—	15.8	—	(4.4)	11.4
	273.8	280.0	94.1	(9.2)	638.7
Cost and expenses
Operating expenses	159.9	163.5	81.0	(9.2)	395.2
Depreciation, depletion and amortization	48.6	16.4	12.7	—	77.7
Cost of sales	208.5	179.9	93.7	(9.2)	472.9
Selling and marketing	4.6	4.8	2.7	(1.3)	10.8
Accretion expense	0.3	1.1	1.3	—	2.7
	213.4	185.8	97.7	(10.5)	486.4
Segment revenue less costs and expenses	60.4	94.2	(3.6)	1.3	152.3
Other segment expenses (income)
(Gains) losses on foreign exchange, net	10.1	—	(1.2)	—	8.9
Segment income (loss) before income and mining taxes	$50.3	$94.2	$(2.4)	$1.3	$143.4
For the nine months ended September 30, 2013:

(US$ in millions)	Copper-Gold (Development)	US Operations Molybdenum	Canadian Operations Molybdenum	Inter- segment	Total
Revenues
Molybdenum sales	$—	$246.2	$57.4	$(0.5)	$303.1
Tolling, calcining and other	—	14.2	—	—	14.2
	—	260.4	57.4	(0.5)	317.3
Cost and expenses
Operating expenses (1)	—	150.1	63.0	(0.5)	212.6
Depreciation, depletion and amortization (1)	—	24.9	12.2	—	37.1
Cost of sales	—	175.0	75.2	(0.5)	249.7
Selling and marketing	—	5.3	1.9	(0.8)	6.4
Accretion expense	0.3	1.0	0.7	—	2.0
	0.3	181.3	77.8	(1.3)	258.1
Segment revenue less costs and expenses	(0.3)	79.1	(20.4)	0.8	59.2
Other segment expenses (income)
Start-up costs	10.2		0.1		10.3
(Gains) losses on foreign exchange, net	5.9	0.5	0.8	—	7.2
Segment income (loss) before income and mining taxes	$(16.4)	$78.6	$(21.3)	$0.8	$41.7

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
18. Segment Information (Continued)

(1) Certain prior year reclassifications were made to conform with current year presentation. This resulted in an increase in operating expenses and a decrease in depreciation, depletion and amortization of $6.2 million.
Reconciliation of Segment Income to Net Income (Loss)

	Three Months Ended		Nine Months Ended
(US$ in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Segment income (loss)	$61.8	$4.4	$143.4	$41.7
Less:
Corporate depreciation	—	0.5	0.6	1.4
General and administrative	5.1	5.1	16.9	17.7
Exploration	0.3	0.7	0.6	1.3
(Gain) loss on foreign exchange	52.9	(20.4)	55.6	22.8
Interest expense (income), net	22.5	0.3	69.2	—
Loss from debt extinguishment	—	—	0.5	—
Other	(3.1)	0.2	(6.1)	—
Income (loss) before income and mining taxes	(15.9)	18.0	6.1	(1.5)
Income and mining tax expense (benefit)	(4.8)	4.2	(5.3)	3.0
Net income (loss)	$(11.1)	$13.8	$11.4	$(4.5)
Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, was as follows:

As of September 30, 2014 (US$ in millions)	Copper-Gold (1)	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment	Total
Capital expenditures (2)	$67.3	$1.9	$1.2	$—	$70.4
Property, plant, equipment and development	$2,171.6	$119.1	$99.7	$1.1	$2,391.5
Assets	$2,384.1	$410.5	$165.2	$29.2	$2,989.0
Liabilities	$824.7	$48.5	$29.4	$1,017.3	$1,919.9

As of December 31, 2013 (US$ in millions)	Copper-Gold (3)	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment	Total
Capital expenditures (4)	$419.1	$5.3	$4.3	$0.2	$428.9
Property, plant, equipment and development	$2,290.4	$129.2	$115.6	$2.8	$2,538.0
Assets	$2,402.9	$395.1	$170.9	$116.6	$3,085.5
Liabilities	$851.8	$49.5	$30.9	$1,047.1	$1,979.3

(1) Included $26.7 million in permanent operations residence capital expenditure and $24.5 million in operations capital expenditure at Mt. Milligan Mine.
(2) Capital expenditures were for the nine months ended September 30, 2014.
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of TCM for the three and nine months ended September 30, 2014, and should be read in conjunction with TCM's condensed consolidated financial statements and the notes thereto included in Item 1 herein and the discussion of Risk Factors included in Part II, Item 1A herein. Additionally, the following discussion should be read in conjunction with the consolidated financial statements, the related "Management's Discussion and Analysis of Financial Condition and Results of Operations," the discussion of "Risk Factors" and the discussion of TCM's "Business and Properties" in our 2013 Form 10-K.
 The results of operations reported and summarized below are not necessarily indicative of future operating results. Throughout this MD&A, all references to earnings or losses per share are on a diluted basis, unless otherwise noted. The condensed consolidated financial statements have been prepared in accordance with US GAAP. All dollar amounts are expressed in US$, unless otherwise indicated. References to C$ refer to Canadian dollars.
Forward-Looking Statements
Certain statements in this report, other than purely historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and applicable Canadian securities legislation and are intended to be covered by the safe harbor provided by these regulations. These forward-looking statements can, in some cases, be identified by the use of such terms as "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Our forward-looking statements may include, without limitation, statements with respect to: future financial or operating performance of the Company or its subsidiaries and its projects; access to existing or future financing arrangements; future inventory, production, sales, payments from customers, cash costs, capital expenditures and exploration expenditures; future earnings and operating results; expected concentrate and recovery grades; estimates of mineral reserves and resources, including estimated mine life and annual production; statements as to the projected ramp-up at Mt. Milligan Mine, including expected achievement of design capacities and whether additional crushing is needed; future operating plans and goals; and future molybdenum, copper, gold and silver prices.
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
Highlights for the Third Quarter 2014

•	Total cash and cash equivalents at September 30, 2014 were $266.6 million, compared to $216.1 million at June 30, 2014, $202.7 million at March 31, 2014 and $233.9 million at December 31, 2013.

•	Cash generated by operating activities was $83.0 million in the third quarter of 2014 compared to $19.5 million in the third quarter of 2013.

•
Consolidated revenues for the third quarter of 2014 were $229.3 million, up from $90.8 million for the third quarter of 2013, primarily as a result of copper and gold revenue of $100.7 million from Mt. Milligan Mine. For the third quarter of 2014, we made three shipments and sales of copper and gold concentrate.

•
Sales volumes and average realized sales prices for copper and gold in the third quarter of 2014 were 16.5 million pounds of copper at an average realized price of $3.02 per pound and 57,974 ounces of gold at an average realized

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

price of $952 per ounce. Molybdenum sales volumes in the third quarter of 2014 were 8.9 million pounds at an average realized price of $13.94 per pound compared to 8.3 million pounds at an average realized price of $10.30 per pound for the third quarter of 2013.

•
Consolidated operating income for the third quarter of 2014 was $63.8 million compared to operating income of $4.5 million for the third quarter of 2013. The increase in consolidated operating income in the third quarter of 2014 was due primarily to increased operating income from TC Mine and the addition of operating income from Mt. Milligan Mine.

•
Non-GAAP unit cash costs for copper and gold for the third quarter of 2014 were, on a by-product basis, $0.77 per pound of copper, and, on a co-product basis, $1.80 per pound of copper and $477 per ounce of gold. See "Non-GAAP Financial Measures" for the definition and reconciliation of non-GAAP cash costs. The by-product cash cost for copper for the third quarter of 2014 was positively impacted by increased gold ounces sold during the third quarter when compared to the second quarter of 2014; however, a decrease in average realized gold sales prices resulted in higher by-product cash cost for copper for the third quarter, as compared to the second quarter.

•
Net loss for the third quarter of 2014 was $11.1 million, or $0.05 per diluted share, compared to net income of $13.8 million, or $0.06 per diluted share, for the third quarter of 2013. The third quarter of 2014 and 2013 included non-cash foreign exchange losses of $60.3 million and foreign exchange gains of $24.2 million, respectively, primarily on intercompany notes.

•
Non-GAAP adjusted net income for the third quarter of 2014 was $38.3 million, or $0.17 per diluted share, compared to non-GAAP adjusted net loss of $7.6 million, or $0.04 per diluted share, for the third quarter of 2013. Non-GAAP adjusted net income for the third quarter of 2014 and 2013 excluded foreign exchange losses and gains, net of their tax impacts, respectively. See "Non-GAAP Financial Measures" for the definition and reconciliation of non-GAAP adjusted net income (loss).

•	Copper and gold payable production during the third quarter of 2014 was 16.3 million pounds of copper and 60,366 ounces of gold.

•
Molybdenum production for the third quarter of 2014 was 6.6 million pounds compared to 8.5 million pounds in the third quarter of 2013. Non-GAAP average molybdenum cash cost per pound produced for the third quarter of 2014 was $6.77 per pound compared to $5.93 per pound in the third quarter of 2013. See "Non-GAAP Financial Measures" for the definition and reconciliation of non-GAAP cash costs.

•
Capital expenditures in the third quarter of 2014 were $21.9 million, comprised of $20.5 million for Mt. Milligan Mine and $1.4 million of other capital costs for Endako Mine, TC Mine, the Langeloth Facility and corporate combined, compared to $112.9 million in the third quarter of 2013.

•	Total debt, including capital lease obligations, at September 30, 2014 was $977.1 million, compared to $1,012.8 million at December 31, 2013.
Overview
We are a diversified North American mining company. We operate a copper and gold mine, two primary molybdenum mines and a metallurgical roasting facility. Our Mt. Milligan Mine is a conventional truck-shovel open-pit copper and gold mine and concentrator with a copper-gold flotation processing plant in British Columbia, Canada. Our molybdenum producing properties are TC Mine, an open-pit molybdenum mine and concentrator in Idaho, USA, and Endako Mine, an open-pit molybdenum mine, concentrator and roaster in British Columbia, Canada in which we own a 75% joint venture interest. We also operate the Langeloth Facility in Pennsylvania, USA.
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
The average published price for our products has fluctuated as follows for the periods shown:

	Copper (1)	Gold (2)	Molybdenum oxide (3)
October 2014	$3.06	$1,223	$9.65
Third quarter 2014	$3.17	$1,283	$12.70
Second quarter 2014	$3.08	$1,289	$13.61
First quarter 2014	$3.19	$1,293	$9.98
Fourth quarter 2013	$3.24	$1,271	$9.65
Third quarter 2013	$3.21	$1,327	$9.42
Second quarter 2013	$3.24	$1,414	$10.87
First quarter 2013	$3.60	$1,631	$11.35
______________________________________________________________________________
(1) Average Metals Bulletin Daily published price for London Metal Exchange (LME) settlement per pound.
(2) Average Metals Bulletin Daily published price for daily average London price per troy ounce.
(3) Average Platts Metals Week published price per pound for molybdenum oxide.

For copper and gold, in addition to certain existing forward gold purchase and sales contracts related to our Gold Stream Arrangement as of September 30, 2014, we have put in place commodity price hedges in connection with our day-to-day copper and gold business designed to protect our cash flow for the future sale of 2,000 ounces of gold, with 1,500 ounces of gold at a floor price of $1,200 to $1,225 per ounce and a ceiling price ranging from $1,368 to $1,395 per ounce, maturing from October 2014 to November 2014, and 500 ounces of gold at a forward sales price of approximately $1,292 per ounce maturing in October 2014. As of September 30, 2014, we also have put in place hedges for 12.0 million pounds of copper at forward sales price of $3.17-$3.21 per pound maturing from October 2014 to March 2015. Please refer to Note 5 within Item 1 of this 10-Q for further discussion.

We began the commissioning and start-up phase of Mt. Milligan Mine in the third quarter of 2013. Mt. Milligan Mine reached commercial production as of February 18, 2014 and work is currently underway to complete ramp-up. During the third quarter of 2014, we continued to improve the management of ore blends and focused on mill optimization efforts, making technical adjustments as required. As a result of these mining and milling adjustments, daily mill throughput continued to fluctuate throughout the quarter and averaged 40,445 tonnes per day, compared to 38,970 tonnes per day in the second quarter. Throughput for the third quarter was impacted by mill availability which resulted from various adjustments to the grinding and flotation circuits, as well as minor mechanical and electrical issues. Our mill availability was 88.7% in the third quarter of 2014 compared to 89.2% in the second quarter of 2014. In October 2014, we achieved an average daily throughput of 42,340 tonnes per day, with mill availability of 86%. We continue to expect fluctuations in mill throughput until we consistently achieve approximately 80% of design capacity which is 60,000 tonnes per day, which we expect by the end of this year.
At TC Mine, molybdenum production for the third quarter of 2014 was 4.1 million pounds at a cash cost of $4.54 per pound produced compared to 5.7 million pounds at a cash cost of $4.30 per pound produced for the third quarter of 2013. Unit cash costs increased by 5.6% compared to the third quarter of 2013. Unit operating costs at TC Mine were higher in the third quarter of 2014 primarily due to lower production as a result of significantly lower ore grade and mill recoveries associated with the processing of stockpiled material. TC Mine completed the mining of ore from the most recent phase of mining (referred to as “Phase 7”) during the third quarter and is currently processing stockpiled ore. During the third quarter of 2014, as a result of the completion of the mining of Phase 7 ore, we reduced our work force at TC Mine by 18% and recognized severance costs of approximately $0.5 million.
The mine is expected to complete the processing of the remaining stockpiled ore through the end of this year. Thereafter, TC Mine will be placed on care and maintenance. In conjunction with the care and maintenance status, we intend to conduct

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

scaled stripping for the next phase of mining (referred to as “Phase 8”), which will allow us to maintain the optionality of the mine while continuing to evaluate alternatives for TC Mine. Please refer to the Liquidity and Capital Resources section below for further discussion. During the fourth quarter of 2014, we expect to further reduce our work force at TC Mine, with estimated severance costs of approximately $2 million. Additionally, given our decision to increase the tailings slope management activities that were performed in conjunction with Phase 7 operations during this past summer, the additional tailings dam slope management work, which was originally estimated at an aggregate amount of $35 million to be incurred during 2015 and 2016, can likely be reduced. We are currently assessing this with our engineer of record and the state regulatory authorities with the expectation that the final plan would be in place by the end of the year. We do not expect any fixed asset impairments on our TC Mine.
At Endako Mine, our 75% share of molybdenum production for the third quarter of 2014 was 2.5 million pounds at a cash cost of $10.42 per pound produced compared to 2.8 million pounds at a cash cost of $9.23 per pound produced for the third quarter of 2013. Unit cash costs increased by 12.9% compared to the third quarter of 2013 due to a lower grade of ore milled and lower recoveries which have offset our improvements in mill throughput and mill availability. The Endako Mine average realized sales price for the 2014 third quarter was $13.43 per pound, which was higher than the third quarter unit cash cost. Given the average molybdenum price of $9.65 per pound as of October 31, 2014 reflected above, and the high unit cash costs from Endako, we are closely monitoring the situation and reviewing options in conjunction with our joint venture partner.
Our cash and cash equivalents balance continued to show an increase through the year and was $266.6 million at September 30, 2014 compared to $216.1 million, $202.7 million and $233.9 million at June 30, 2014, March 31, 2014 and December 31, 2013, respectively. As we progress towards achieving design capacity at Mt. Milligan Mine, we expect our cash flow from operations to increase, which would provide additional funds for financing and investing activities, depending upon copper and gold prices. Please refer to the Liquidity and Capital Resources section below for further discussion.
Outlook
The following table presents our current full year 2014 guidance.

	Year Ended December 31, 2014 (Estimated) (Updated)	Year Ended December 31, 2014 (Estimated) (Previous)
Mt. Milligan Copper and Gold (1)
Concentrate production (000's dry tonnes) (2)	125 - 140	125 - 140
Copper payable production (000's lb)	65,000 - 75,000	65,000 - 75,000
Gold payable production (000's oz) (2)	185 - 195	165 - 175
Unit cash cost - By-product ($/payable lb copper produced): (2), (3)	$1.00 - $1.50	1.55 - 1.70
Molybdenum
Production (000's lb): (5)
TC Mine (2)	15,000 - 17,000	14,000 - 16,000
Endako Mine (75% share) (2)	9,000 - 10,000	10,000 - 12,000
Total molybdenum production (000's lb) (2)	24,000 - 27,000	24,000 - 28,000
Cash cost ($/lb produced):
TC Mine (2)	$4.50 - $5.25	4.75 - 5.75
Endako Mine (2)	$10.50 - $12.00	9.00 - 10.50
Total molybdenum cash cost ($/lb produced) (2)	$6.75 - $7.75	6.50 - 7.75
Capital expenditures ($ in millions):
Mt. Milligan permanent operations residence (4)	25 ± 10%	20 ± 10%
Mt. Milligan operations (4)	35 ± 10%	30 ± 10%
TC Mine, Endako Mine, Langeloth & other	5 ± 10%	10 ± 10%
Total capital expenditures	65 ± 10%	60 ± 10%
_______________________________________________________________________________

(1)	The Mt. Milligan guidance assumes that we will consistently achieve approximately 80% of design capacity by year-end 2014.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(2)
The Mt. Milligan guidance reflects the following expectations a) higher gold production, primarily related to the mining sequence in the second half of 2014; b) lower copper unit costs on a by-product basis, primarily due to the updated estimated foreign exchange rate together with lower operating costs and higher gold credits; and c) higher capital expenditures for the permanent operations residence primarily due to the revised completion date, higher operations capital for the construction of an explosives facility and higher capital costs for the construction of the tailings storage facility. The guidance for our molybdenum business reflects the following expectations: a) higher production and lower unit costs per pound produced for our TC Mine primarily related to additional production from the bottom of the pit for Phase 7; b) lower production and higher unit costs per pound produced for our 75% interest in the Endako Mine primarily due to the mine performance for the first half of 2014; and c) lower than planned capital expenditures for the molybdenum business.

(3)
Copper by-product unit cash cost is calculated using copper payable production and deducts a gold by-product credit, which is determined based on expected revenue from payable gold production assuming a gold price of approximately $831 per ounce, which has been adjusted to take into account the contractual price of $435 per ounce under the Gold Stream Arrangement. See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(4)
Excludes approximately $22 million of accruals related to Mt. Milligan Mine capital expenditures as of December 31, 2013 which has been and will be paid in 2014. Estimates for cash costs and cash capital expenditures assume an updated foreign exchange rate of US$1.00 = C$1.09.

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

Summary of Quarterly Results

(US$ in millions, except per share, per pound and per ounce amounts)

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Sep 30, 2014	Jun 30, 2014	Mar 31 2014	Dec 31 2013	Sep 30 2013	Jun 30 2013	Mar 31 2013	Dec 31 2012
Financial Information
Revenues	$229.3	$248.4	$161.0	$117.1	$90.8	$117.8	$108.7	$99.4
Operating income (loss)	$63.8	$57.3	$13.1	$(214.1)	$4.5	$17.2	$17.0	$(540.9)
Net income (loss)	$(11.1)	$61.6	$(39.1)	$(210.5)	$13.8	$(19.2)	$0.9	$(484.4)
Income (loss) per share:
—basic	$(0.05)	$0.35	$(0.23)	$(1.24)	$0.08	$(0.11)	$0.01	$(2.87)
—diluted	$(0.05)	$0.28	$(0.23)	$(1.24)	$0.06	$(0.11)	$—	$(2.87)
Cash generated by (used in) operating activities	$83.0	$50.7	$16.2	$(35.2)	$19.5	$45.2	$15.3	$(14.2)
Adjusted Non-GAAP Measures (1)
Adjusted net income (loss)	$38.3	$22.0	$4.3	$(28.5)	$(7.6)	$13.8	$18.0	$(11.9)
Adjusted net income (loss) per share
—basic	$0.18	$0.13	$0.03	$(0.17)	$(0.04)	$0.08	$0.11	$(0.07)
—diluted	$0.17	$0.10	$0.02	$(0.17)	$(0.04)	$0.06	$0.08	$(0.07)
Operational Statistics
Copper
Payable production (000's lb) (2)	16,267	16,035	14,243	9,350	1,058	—	—	—
Cash cost ($/payable lb produced) - By-Product (1)	$0.77	$0.33	$2.48	$7.33	$11.77	$—	$—	$—
Cash cost ($/payable lb produced) - Co-Product (1)	$1.80	$1.97	$2.27	$5.19	$7.77	$—	$—	$—
Payable production sold (000's lb)	16,482	21,939	10,793	2,801	—	—	—	—
Average realized sales price ($/lb) (1)	$3.02	$3.20	$3.01	$3.29	$—	$—	$—	$—
Gold
Payable production (oz) (2)	60,366	37,030	39,243	17,952	1,997	—	—	—
Cash cost ($/payable oz produced) - Co-Product (1)	$477	$538	$606	$1,385	$2,082	$—	$—	$—
Payable production sold (oz)	57,974	51,983	23,874	5,541	—	—	—	—
Average realized sales price ($/oz) (1)	$952	$1,047	$1,025	$1,006	$—	$—	$—	$—
Molybdenum
Mined molybdenum production (000's lb)	6,560	7,481	7,887	7,194	8,536	6,525	7,690	7,747
Cash cost ($/lb produced) (1)	$6.77	$6.25	$5.75	$6.91	$5.93	$7.46	$5.91	$6.58
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	6,732	7,439	8,591	9,202	7,432	8,259	6,574	5,490
Purchased and processed product	2,181	2,250	1,254	468	888	1,458	2,240	2,578
	8,913	9,689	9,845	9,670	8,320	9,717	8,814	8,068
Average realized sales price ($/lb) (1)	$13.94	$13.03	$10.45	$10.11	$10.30	$11.60	$11.87	$11.77
___________________________________________________________

(1)	See "Non-GAAP Financial Measures" for the definition and reconciliation of these non-GAAP measures.

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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Selected Consolidated Financial and Operational Information
(US$ in millions, except per share, per pound and per ounce amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Financial Information
REVENUES
Copper sales	$45.7	$—	$140.3	$—
Gold sales	55.0	—	133.5	—
Molybdenum sales	124.3	85.7	353.5	303.1
Tolling, calcining and other	4.3	5.1	11.4	14.2
Total revenues	229.3	90.8	638.7	317.3
COSTS AND EXPENSES
Cost of sales
Operating expenses	133.4	66.9	395.2	212.6
Depreciation, depletion and amortization	22.7	11.6	78.3	38.5
Total cost of sales	156.1	78.5	473.5	251.1
Total costs and expenses	165.5	86.3	504.5	278.5
OPERATING INCOME	63.8	4.5	134.2	38.8
OTHER (INCOME) EXPENSE	79.7	(13.5)	128.1	40.3
Income (loss) before income and mining taxes	(15.9)	18.0	6.1	(1.5)
Income and mining tax (benefit) expense	(4.8)	4.2	(5.3)	3.0
NET INCOME (LOSS)	$(11.1)	$13.8	$11.4	$(4.5)
NET INCOME (LOSS) PER SHARE
Basic	$(0.05)	$0.08	$0.06	$(0.03)
Diluted	$(0.05)	$0.06	$0.05	$(0.03)
Cash generated by (used in) operating activities	$83.0	$19.5	$149.9	$80.0
Adjusted Non-GAAP Measures: (1)
Adjusted net income (loss) (1)	$38.3	$(7.6)	$64.6	$24.2
Adjusted net income (loss) per share—basic (1)	$0.18	$(0.04)	$0.35	$0.14
Adjusted net income (loss) per share—diluted (1)	$0.17	$(0.04)	$0.29	$0.14

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Operational Statistics
Copper
Payable production (000's lb) (2)	16,267	1,058	46,545	1,058
Cash cost ($/payable lb produced) - By-Product (1)	$0.77	$11.77	$1.14	$11.77
Cash cost ($/payable lb produced) - Co-Product (1)	$1.80	$7.77	$2.00	$7.77
Payable production sold (000's lb)	16,482	—	49,214	—
Average realized sales price ($/lb) (1)	$3.02	$—	$3.10	$—
Gold
Payable production (oz) (2)	60,366	1,997	136,639	1,997
Cash cost ($/payable oz produced) - Co-Product (1)	$477	$2,082	$530	$2,082
Payable production sold (oz)	57,974	—	133,831	—
Average realized sales price ($/oz) (1)	$952	$—	$1,002	$—
Molybdenum
Mined production (000's lb) (3)	6,560	8,536	21,928	22,751
Cash cost ($/lb produced) (1)	$6.77	$5.93	$6.23	$6.36
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	6,732	7,432	22,762	22,265
Purchased and processed product	2,181	888	5,685	4,586
	8,913	8,320	28,447	26,851
Average realized sales price ($/lb) (1)	$13.94	$10.30	$12.43	$11.29
_______________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)
Payable production for copper and gold reflects estimated metallurgical losses resulting from handling of the concentrate and payable metal deductions, subject to metal content, levied by smelters. The current payable percentage applied is approximately 95.0% for copper and 96.5% for gold, which may be revised on a prospective basis after sufficient history of payable amounts is determined.

(3)	Mined production pounds reflected are molybdenum oxide and HPM from our share of production from the mines (excludes molybdenum processed from purchased product).

	As of
(US$ in millions)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$266.6	$233.9
Total assets	$2,989.0	$3,085.5
Total debt, including capital lease obligations	$977.1	$1,012.8
Total liabilities	$1,919.9	$1,979.3
Shareholders' equity	$1,069.1	$1,106.2
Shares outstanding (000's)	213,888	171,452

Financial Review

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Three Months Ended September 30, 2014
Net Income (Loss)
Net loss for the third quarter of 2014 was $11.1 million, or $0.05 per diluted share, compared to net income of $13.8 million, or $0.06 per diluted share, for the third quarter of 2013. The net loss in the third quarter of 2014 primarily resulted from a significant improvement in operating income of $63.8 million and an income and mining tax benefit of $4.8 million which was more than offset by non-cash foreign exchange losses of $60.3 million and interest expense of $22.5 million. During the same quarter of 2013, our net income was primarily due to operating income of $4.5 million and non-cash foreign exchange gains of $24.2 million, partially offset by Mt. Milligan mine start-up costs of $10.2 million and income and mining tax expense of $4.2 million.
Non-GAAP adjusted net income for the third quarter of 2014 was $38.3 million, or $0.17 per diluted share, compared to non-GAAP adjusted net loss of $7.6 million, or $0.04 per diluted share, for the third quarter of 2013. The increase period over period was primarily due to the addition of operating income from Mt. Milligan Mine and an increase in operating income from TC Mine, partially offset by higher interest expense. See "Non-GAAP Financial Measures" for the definition and reconciliation of non-GAAP adjusted net income (loss).
Revenues
Revenues in the third quarter of 2014 were $229.3 million, up 152.5% compared to revenue in the third quarter of 2013. This increase in revenue was due to the addition of $100.7 million of copper and gold revenue from Mt. Milligan Mine and an increase in molybdenum revenue primarily driven by higher average realized prices which were up 35.3% compared to average realized prices in the third quarter of 2013. During the third quarter of 2014, we sold 16.5 million pounds of copper and 57,974 ounces of gold at average realized sales prices of $3.02 per pound and $952 per ounce, respectively, which included adjustments for final pricing for provisional payments received in prior periods and mark-to-market adjustments for provisional payments which are not yet final. The gold average realized sales price is also adjusted for the Gold Stream Arrangement, discussed in Note 10, within Item 1 of this 10-Q. During the third quarter of 2014, we sold 8.9 million pounds of molybdenum at an average realized price of $13.94 per pound compared to 8.3 million pounds of molybdenum sold in the third quarter of 2013 at an average realized price of $10.30 per pound.
The timing of the concentrate shipments and sales of copper and gold from Mt. Milligan Mine are based on the structure of the various sales agreements that we have in place. To that end, for the third quarter of 2014, we made three shipments of concentrate, received three provisional payments, and recorded three sales of copper and gold concentrate, as discussed previously.
Operating Expenses
Operating expenses for the third quarter of 2014 were $133.4 million, which were up 99.4% from the same quarter in 2013. The increase in operating expenses period over period was driven by $47.4 million of operating expenses at Mt. Milligan Mine related to copper and gold production and sales, which commenced in the fourth quarter of 2013, and increased sales of higher-cost, third-party purchased molybdenum, which was partially offset by a decrease in lower-of-cost-or-market molybdenum product inventory write downs as follows:

	Three Months Ended
(US$ in millions)	September 30, 2014	September 30, 2013
Endako Mine inventory lower-of-cost-or-market write down	$2.3	$5.3
The increase in operating expenses was partially offset by favorable foreign exchange rates converting C$ operating expenses to US$ operating expenses. The foreign exchange rate averaged US$1.00 = C$1.09 for the third quarter of 2014 compared to an average rate of US$1.00 = C$1.04 for the same period in 2013.
The non-GAAP financial measure of cash cost per pound produced from Mt. Milligan Mine in the third quarter of 2014 was $0.77 per pound of payable copper produced, on a by-product basis, and $1.80 per pound of payable copper produced on a co-product basis and $477 per ounce of payable gold produced on a co-product basis. The by-product cash cost for copper for the third quarter of 2014 was positively impacted by increased gold ounces sold during the third quarter when compared to the second quarter of 2014; however, a decrease in average realized gold sales prices more than offset the positive impact, resulting in higher by-product cash cost for copper for the third quarter, as compared to the second quarter.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The non-GAAP financial measure of cash cost per pound produced from our molybdenum mines was $6.77 per pound in the third quarter of 2014 compared to $5.93 per pound for the same quarter in 2013 primarily as a result of higher cash costs at both TC Mine and Endako Mine. Cash costs at TC Mine in the third quarter of 2014 were higher than the third quarter of 2013, primarily due to lower production which was partially offset by various cost savings at the mine site. The TC Mine cost savings are primarily due to the decision in October 2012 to suspend stripping activities in Phase 8, as discussed below. This has resulted in postponed maintenance repairs and major equipment rebuilds, fewer wear part replacements, lower diesel consumption and decreased blasting costs, which were somewhat offset by $0.5 million of severance costs in the third quarter of 2014, as discussed above. Unit cash costs at Endako Mine quarter over quarter were higher primarily due to lower production, lower grade of ore milled together with lower recoveries, which were somewhat offset by a slight decrease in cash operating costs due primarily to favorable foreign exchange movement, discussed below.
Depreciation, Depletion and Amortization Expense ("DD&A")
DD&A in the third quarter of 2014 was $22.7 million compared to $11.6 million in the third quarter of 2013 due to the addition of DD&A from Mt. Milligan Mine, partially offset by lower DD&A for our molybdenum operations. During the fourth quarter of 2013, we recognized pre-tax, non-cash write downs of the property, plant and equipment assets at TC Mine and Endako Mine, which significantly lowered the assets' carrying value and depreciable base, which, in turn, lowered DD&A in the third quarter of 2014 as compared to the third quarter of 2013. See Note 1 within Item 1 of this 10-Q for information regarding the reduction to DD&A in the second quarter of 2014 due to a change in estimate in connection with the depreciable lives and salvage values of Endako Mine's property, plant and equipment assets.
Lower-of-cost-or-market product inventory write downs within DD&A for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended
(US$ in millions)	September 30, 2014	September 30, 2013
Endako Mine inventory lower-of-cost-or-market write down	$0.3	$0.7
The increase in DD&A quarter over quarter was partially offset by favorable foreign exchange rates converting C$ DD&A to US$ DD&A. The foreign exchange rate averaged US$1.00 = C1.09 for the third quarter of 2014 compared to an average rate of US$1.00 = C1.04 for the same period in 2013.
Selling and Marketing Expense
Selling and marketing expense in the third quarter of 2014 was $3.1 million compared to $1.4 million in the third quarter of 2013. Increased selling and marketing expense in the third quarter of 2014 was primarily due to $1.1 million of ocean freight costs related to the Mt. Milligan copper and gold concentrate shipments during the third quarter of 2014, for which there were no comparable amounts in the third quarter of 2013, together with an increase of $0.6 million in selling and marketing expense for our molybdenum sales.
General and Administrative Expense
General and administrative expense of $5.1 million in the third quarter of 2014 remained flat when compared to the third quarter of 2013. General and administrative expense for the third quarter of 2014 and 2013 also included $1.2 million and $1.0 million, respectively, in stock-based compensation expense.
Start-up Costs
Start-up costs of $10.2 million in the third quarter of 2013 related to the start-up of Mt. Milligan mine, including lower-of-cost-or-market product inventory write downs of $7.3 million. No comparable start-up costs were recorded in the third quarter of 2014 as Mt. Milligan Mine reached commercial production during the first quarter of 2014.
Foreign Exchange Gains and Losses

We recognized foreign exchange losses of $60.3 million for the third quarter of 2014 compared to $24.2 million of foreign exchange gains for the third quarter of 2013. These non-cash foreign currency losses and gains, respectively, were primarily unrealized and related to certain intercompany notes receivable that are C$ denominated and that were entered into as part of a strategy to manage cash balances to fund our operations and provide future tax benefits. The losses in the third quarter of 2014 were due to the weakening of the C$ against the US$ during the third quarter of 2014. The foreign exchange rate at

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

which the notes were revalued at September 30, 2014 was US$1.00 = C$1.12 compared to US$1.00 = C$1.07 at June 30, 2014. The gains in the third quarter of 2013 were due to the strengthening of the C$ against the US$ during the third quarter of 2013. The foreign exchange rate at which the notes were revalued at September 30, 2013 was US$1.00 = C$1.03 compared to US
$1.00 = C$1.05 at June 30, 2013. The foreign exchange losses in the third quarter of 2014 included approximately $0.2 million of realized gains, composed of $0.1 million in realized foreign exchange loss related to forward currency contracts and $0.3 million in realized foreign exchange gains related to other operating items. The foreign exchange gains in the third quarter of 2013 included approximately $1.0 million of realized losses related to other operating items.

Interest and Finance Fees

Interest and finance fees were $22.5 million in the third quarter of 2014 compared to $0.7 million in the third quarter of 2013. The increase in interest expense in the third quarter of 2014 compared to the same quarter in 2013 was due to a significant decrease in capitalized interest and debt issuance costs primarily as a result of the commencement of the start-up phase of Mt. Milligan Mine in September 2013.

During the third quarter of 2014, interest and finance fees were composed of $22.4 million attributable to our debt and capital lease obligations and $0.1 million attributable to our tMEDS.
In the third quarter of 2014 and 2013, we capitalized $1.4 million and $24.2 million, respectively, of interest and amortization of debt issuance costs. We capitalize interest expense allocable to assets that are not yet ready for their intended use. Capitalized interest is amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.
Other
Other income for the third quarter of 2014 was $3.1 million compared to an expense of $0.2 million in the third quarter of 2013. The increase period over period was due to favorable mark-to-market income related to copper and gold commodity price hedges, of which $0.7 million was realized and $2.1 million was unrealized.
Income and Mining Tax Expense (Benefit)
For the third quarter of 2014, our tax benefit was $4.8 million compared to a tax expense of $4.2 million in the third quarter of 2013. The difference is mainly due to $10.3 million of tax benefit recognized on foreign exchange losses in the third quarter of 2014 as compared to $1.9 million of tax expense recognized on foreign exchange gains in the third quarter of 2013. In the third quarter of 2014, we also recognized a tax benefit of $7.4 million due to a change in various tax positions and $0.5 million due to an increase in the amount of our deferred taxes that will be realized. The total income and mining tax expense (benefit) for the third quarter of 2014 and the third quarter of 2013 included a $0.6 million gain and a $0.4 million loss, respectively, related to foreign exchange on deferred tax liabilities.
Nine Months Ended September 30, 2014
Net Income (Loss)
Net income for the first nine months of 2014 was $11.4 million, or $0.05 per diluted share, compared to net loss of $4.5 million, or $0.03 per diluted share, for the first nine months of 2013. The net income for the first nine months of 2014 primarily resulted from operating income of $134.2 million and a consolidated income and mining tax benefit of $5.3 million, which was largely offset by interest expense of $69.4 million and non-cash foreign exchange losses of $64.5 million. During the same period of 2013, our net loss was due primarily to $30.0 million of non-cash foreign currency losses, Mt. Milligan mine start-up costs of $10.2 million and income mining tax expense of $3.0 million, partially offset by operating income of $38.8 million.
Non-GAAP adjusted net income for the first nine months of 2014 was $64.6 million, or $0.29 per diluted share, compared to $24.2 million, or $0.14 per diluted share, for the first nine months of 2013. The increase period over period was due to higher operating income from Mt. Milligan Mine and TC Mine, which was partially offset by increased interest expense.
Revenues
Revenues in the first nine months of 2014 were $638.7 million, up 101.3% compared to revenue in the first nine months of 2013. This increase in revenue was due to the addition of $273.8 million of copper and gold revenue from Mt. Milligan Mine, and an increase in molybdenum sales revenue driven by higher sales volumes and higher average realized sales prices in

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

the 2014 period compared to the 2013 period. During the first nine months of 2014, we sold 49.2 million pounds of copper and 133,831 ounces of gold at average realized sales prices of $3.10 per pound and $1,002 per ounce, respectively, which included adjustments for final pricing for provisional payments received in prior periods and mark-to-market adjustments for provisional payments which are not yet final. The gold average realized sales price is also adjusted for the Gold Stream Arrangement, discussed in Note 10, within Item 1 of this 10-Q. During the first nine months of 2014, we sold 28.4 million pounds of molybdenum at an average realized price of $12.43 per pound compared to 26.9 million pounds of molybdenum sold in the first nine months of 2013 at an average realized price of $11.29 per pound.
As discussed previously, the timing of the concentrate shipments and sales of copper and gold from Mt. Milligan Mine is based on the structure of the various sales agreements that we have in place. To that end, for the first nine months of 2014, we made nine shipments of concentrate and recorded nine sales of copper and gold concentrate.
Operating Expenses
Operating expenses for the first nine months of 2014 were $395.2 million, which were up 85.9% from the same period in 2013. The increase in operating expenses in the first nine months of 2014 was driven by $159.9 million of operating expenses at Mt. Milligan Mine related to copper and gold production, which commenced in the fourth quarter of 2013, and higher-cost, third-party purchased molybdenum sold, which was partially offset by a decrease in lower-of-cost-or-market molybdenum product inventory write downs as follows:

	Nine Months Ended
(US$ in millions)	September 30, 2014	September 30, 2013
Endako Mine inventory lower-of-cost-or-market write down	$8.9	$17.0
The increase in operating expenses was partially offset by favorable foreign exchange rates converting C$ operating expenses to US$ operating expenses. The foreign exchange rate averaged US$1.00 = C$1.10 for the first nine months of 2014 compared to an average rate of US$1.00 = C$1.02 for the same period in 2013.
The non-GAAP financial measure of cash cost per pound produced from Mt. Milligan Mine in the first nine months of 2014 was $1.14 per pound of payable copper produced, on a by-product basis, and $2.00 per pound of payable copper produced on a co-product basis and $530 per ounce of payable gold produced on a co-product basis.
The non-GAAP financial measure of cash cost per pound produced from our molybdenum mines was $6.23 per pound in the first nine months of 2014 compared to $6.36 per pound for the same period in 2013 primarily as a result of lower cash costs at TC Mine and higher production from Endako Mine which reduced the unit cash costs. Cash costs at TC Mine in the first nine months of 2014 were lower primarily due to various cost savings at the mine site, as discussed below, which were somewhat offset by lower production due to a lower grade of ore milled and lower recoveries. Unit cash costs at Endako Mine were lower primarily due to higher production due to higher mill recoveries partially offset by a lower grade of ore milled and increased operating costs primarily related to mining prime ore in the first nine months of 2014, versus solely processing stockpiled ore in the first nine months of 2013, and various operational challenges discussed below.
Depreciation, Depletion and Amortization Expense ("DD&A")
DD&A in the first nine months of 2014 was $78.3 million compared to $38.5 million in the first nine months of 2013 due to the addition of DD&A from Mt. Milligan Mine, partially offset by lower DD&A for TC Mine and our share of Endako Mine due to pre-tax, non-cash write downs of the property, plant and equipment assets at TC Mine and Endako Mine, as discussed previously. See Note 1 within Item 1 of this 10-Q for information regarding the reduction to DD&A in the first nine months of 2014 due to a change in estimate in connection with the depreciable lives and salvage value of Endako Mine's property, plant and equipment assets.
Lower-of-cost-or-market product inventory write downs within DD&A for the first nine months of 2014 and 2013 were as follows:

	Nine Months Ended
(US$ in millions)	September 30, 2014	September 30, 2013
Endako Mine inventory lower-of-cost-or-market write down	$1.7	$3.1

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The increase in DD&A period over period was partially offset by favorable foreign exchange rates converting C$ DD&A to US$ DD&A. The foreign exchange rate averaged US$1.00 = C$1.10 for the first nine months of 2014 compared to an average rate of US$1.00 = C$1.02 for the same period in 2013.
Selling and Marketing Expense
Selling and marketing expense in the first nine months of 2014 was $10.8 million compared to $6.4 million in the first nine months of 2013. Increased selling and marketing expense in the first nine months of 2014 was primarily due to $4.6 million of ocean freight costs related to Mt. Milligan mine copper and gold concentrate shipments during the 2014 period for which there were no comparable amounts for the 2013 period, partially offset by a decrease of $0.2 million in selling and marketing expense for our molybdenum sales.
General and Administrative Expense
General and administrative expense in the first nine months of 2014 was $16.9 million compared to $17.7 million in the first nine months of 2013. Lower general and administrative expense in the first nine months of 2014 was primarily due to a planned reduction in headcount at our corporate office, which resulted in a $0.3 million decrease in salaries and benefits costs, net of severance costs, a $0.6 million decrease in recruitment fees, and a $0.6 million decrease in consulting services, partially offset by $0.7 million in legal fees related to a favorable interest settlement associated with a state tax refund received in 2010. General and administrative expense for the first nine month of 2014 and 2013 also included $3.0 million and $2.9 million, respectively, in stock-based compensation expense.
Start-up Costs
Start-up costs of $10.3 million in the first nine months of 2013 related primarily to the start-up of Mt. Milligan mine, including lower-of-cost-or-market product inventory write downs of $7.3 million. No corresponding start-up activity was recorded in the first nine months of 2014 as Mt. Milligan Mine reached commercial production during the first quarter of 2014.
Foreign Exchange Gains and Losses

We recognized $64.5 million and $30.0 million, respectively, of foreign exchange losses for the first nine months of 2014 and 2013. These non-cash foreign currency losses were primarily unrealized and related to certain intercompany notes receivable that are C$ denominated and that were entered into as part of a strategy to manage cash balances to fund our operations and provide future tax benefits. The increase in foreign exchange losses was due to a decrease in the relative strengthening of the US$ against the C$ in the comparable periods. The foreign exchange rate at which the notes were revalued at September 30, 2014 was US$1.00 = C$1.12 compared to US$1.00 = C$1.06 at December 31, 2013. The foreign exchange rate at which the notes were revalued at September 30, 2013 was US$1.00 = C$1.03 compared to US$1.00 = C$0.99 at December 31, 2012. The foreign exchange losses in the first nine months of 2014 included $0.5 million of realized losses, composed of $0.6 million in realized foreign exchange gains related to forward currency contracts offset by $1.1 million in realized foreign exchange losses related to other operating items. The foreign exchange losses in the first nine months of 2013 included approximately $1.0 million of realized losses related to other operating items.

Interest and Finance Fees

Interest and finance fees were $69.4 million in the first nine months of 2014 compared to $0.9 million in the first nine months of 2013. The increase in interest expense in the first nine months of 2014 compared to the same period in 2013 was due to a significant decrease in capitalized interest and debt issuance costs primarily as a result of the start-up phase of Mt. Milligan commencing in September 2013, as discussed previously.

For the first nine months of 2014, interest and finance fees were composed of $68.2 million attributable to our debt and capital lease obligations and $1.2 million attributable to our tMEDS.
In the first nine months of 2014 and 2013, we capitalized $3.3 million and $73.7 million, respectively, of interest and amortization of debt issuance costs. We capitalize interest expense allocable to assets that are not yet ready for their intended use. Capitalized interest is amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.
Loss from debt extinguishment

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Loss from debt extinguishment of $0.5 million in the first nine months of 2014 was due to the extinguishment of the senior amortizing notes component of the tMEDS units tendered in the Exchange Offer. Please refer to Note 9 within Item 1 of this 10-Q for further discussion.
Other
Other income in the first nine months of 2014 was $6.3 million compared to $0.9 million in the first nine months of 2013. The increase period over period was due to a favorable settlement in 2014 associated with interest on a state tax refund received in 2010 and favorable mark-to-market income related to copper and gold commodity price hedges, of which $0.7 million was realized and $2.1 million was unrealized.
Income and Mining Tax Expense (Benefit)
For the nine months ended September 30, 2014, our tax benefit was $5.3 million compared to a tax expense of $3.0 million for the nine months ended September 30, 2013. The difference is mainly due to $10.7 million of tax benefit recognized on foreign exchange losses in the nine months ended September 30, 2014 as compared to $2.2 million of tax benefit recognized on foreign exchange losses in the nine months ended September 30, 2013. In the nine months ended September 30, 2014 our tax benefit was also increased by $7.4 million due to a change in various tax positions; $1.4 million due to the successful conclusion of a tax appeal; and $2.9 million due to an increase in the amount of our deferred tax assets that will be realized. The total income and mining tax expense (benefit) for the nine months ended September 30, 2014 and the nine months ended September 30, 2013 included a $0.6 million gain and a $0.4 million loss, respectively, related to foreign exchange on deferred tax liabilities.

Segment Discussion
The following discussion presents operating and financial results for the three and nine months ended September 30, 2014 and 2013 for each reportable segment.
Copper-Gold
Mt. Milligan
The following table summarizes Mt. Milligan Mine's operating and financial results for the three and nine months ended September 30, 2014 and 2013:

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operational Statistics
Mined
Ore tonnes (000's)	3,826	552	10,545	552
Waste tonnes (000's)	3,143	17,489	8,660	17,489
Strip ratio	0.82	31.68	0.82	31.68
Milled (000's tonnes)	3,721	288	10,262	288
Copper ore grade (%)	0.251%	0.250%	0.267%	0.250%
Gold ore grade (g per tonne)	0.785	0.450	0.672	0.450
Copper recovery (%)	83.1%	67.6%	80.9%	67.6%
Gold recovery (%)	66.6%	48.0%	63.9%	48.0%
Concentrate production (dry tonnes)	31,226	1,801	89,115	1,801
Copper payable production (000's lb) (1)	16,267	1,058	46,545	1,058
Gold payable production (oz) (1)	60,366	1,997	136,639	1,997
Copper cash cost ($/payable lb produced) - By-Product (2)	$0.77	$11.77	$1.14	$11.77
Copper cash cost ($/payable lb produced) - Co-Product (2)	$1.80	$7.77	$2.00	$7.77
Gold cash cost ($/payable oz produced) - Co-Product (2)	$477	$2,082	$530	$2,082
Copper payable production sold (000's lb)	16,482	—	49,214	—
Gold payable production sold (oz)	57,974	—	133,831	—
Copper average realized sales price ($/lb) (2)	$3.02	$—	$3.10	$—
Gold average realized sales price ($/oz) (2)	$952	$—	$1,002	$—
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
As discussed above in the Overview, we are continuing to work through ramp-up issues related to mill optimization. During the three and nine months ended September 30, 2014, ramp-up at the Mt. Milligan Mine continued to progress as expected with the leadership team focused on the optimization of the mine and mill. We continue to expect fluctuations in mill throughput until we consistently achieve approximately 80% of design capacity, which is expected by the end of this year.
Concentrate production, payable copper production, and non-GAAP unit cash costs for the third quarter of 2014 showed fluctuations, as expected, from the second quarter of 2014, with a 5% increase in concentrate production, a 1% increase in payable copper production, and a 63% increase in payable gold production. Non-GAAP unit cash costs for the 2014 third quarter compared to the 2014 second quarter were $0.77 per pound compared to $0.33 per pound on a copper by-product basis, respectively, $1.80 per pound compared to $1.97 per pound on a co-product basis for payable copper, respectively, and $477 per ounce compared to $538 per ounce on a co-product basis for payable gold, respectively. The copper by-product cash cost for the third quarter of 2014 was positively impacted by increased gold ounces sold when compared to the second quarter of 2014; however, a decrease in average realized gold sales prices resulted in higher by-product cash cost for copper for the third quarter, as compared to the second quarter. Timing of concentrate sales will impact the by-product cash costs for Mt. Milligan Mine on a quarter-by-quarter basis.
Operating costs were positively impacted by favorable foreign exchange rates, as the US$ strengthened against the C$ in the third quarter and first nine months of 2014. The average foreign exchange rate was US$1.00 = C$1.09 for the third quarter

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

of 2014, resulting in an approximately $3.8 million favorable impact on operating costs. For the first nine months of 2014, the average foreign exchange rate was US$1.00 = C$1.10, resulting in an approximately $12.8 million favorable impact on operating costs.
Copper and Gold Sold
During the third quarter of 2014, we sold 16.5 million pounds of copper and 57,974 ounces of payable gold, compared to 32.7 million pounds of copper and 75,857 ounces of gold for the second quarter of 2014. As a result of the mining sequencing, the ounces of gold production and gold sales were higher in the third quarter of 2014, which was partially offset by a lower average realized gold price. In the third quarter of 2014, there were three sales compared to four sales in the second quarter of 2014, as noted previously. Third quarter 2014 average realized prices were $3.02 per pound of payable copper and $952 per ounce of payable gold. For the first nine months of 2014, we sold 49.2 million pounds of copper and 133,831 ounces of payable gold. Average realized prices for the first nine months of 2014 were $3.10 per pound of payable copper and $1,002 per ounce of payable gold. The average realized prices for copper for the third quarter and first nine months of 2014 were unfavorably impacted by the final settlement of certain provisional payments together with mark-to-market adjustments for provisional payments not yet settled.
Development
During the three months ended September 30, 2014, cash capital expenditures were C$23.1 million consisting of C$9.5 million for the permanent operations residence, C$11.7 million for operations and C$1.9 million for the construction project (primarily related to the payment of accruals at December 31, 2013).
During the nine months ended September 30, 2014, cash capital expenditures were C$74.1 million consisting of C$29.2 million for the permanent operations residence, C$26.8 million for operations and C$18.1 million for the construction project (primarily related to the payment of accruals at December 31, 2013).
At the end of the third quarter of 2014 we had substantially completed the construction of our permanent operations residence. Residents commenced moving into the facilities beginning early October 2014 and we anticipate the move-in to be complete by the end of November 2014. As of September 30, 2014, we have incurred approximately $50 million in aggregate capital expenditures for the construction of the permanent operations residence of which approximately $5 million still remains to be paid in cash.
US Operations Molybdenum
Thompson Creek Mine (TC Mine)
The table that follows summarizes TC Mine's operating and financial results for the three and nine months ended September 30, 2014 and 2013:

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operational Statistics
Mined
Ore tonnes (000's)	725	2,162	2,812	7,452
Waste tonnes (000's)	318	1,588	639	4,205
Strip ratio	0.44	0.73	0.23	0.56
Milled (000's tonnes)	2,240	2,402	6,630	7,026
Grade (% molybdenum)	0.100	0.120	0.113	0.114
Recovery (%)	88.1%	93.2%	92.1%	93.1%
Molybdenum production (000's lb) (1)	4,073	5,716	14,839	16,063
Cash cost ($/lb produced) (2)	$4.54	$4.30	$4.09	$4.54
Molybdenum sold (000's lb)	4,026	5,519	15,363	17,014
Average realized sales price ($/lb) (2)	$13.86	$10.49	$12.31	$11.38
_______________________________________________________________________________

(1)	Mined molybdenum production pounds reflected are molybdenum oxide and HPM.

(2)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.
General
As discussed above, TC Mine will be placed on care and maintenance after processing of stockpiled ore from Phase 7 is completed. Additionally, we intend to conduct scaled stripping in conjunction with the care and maintenance plan, which will allow us to maintain the optionality of this mine while continuing to evaluate alternatives for TC Mine.
Molybdenum Production and Cash Costs
Molybdenum production for TC Mine decreased in the third quarter of 2014 from the third quarter of 2013 by 28.7%. The decreased production for the third quarter of 2014 was primarily driven by significantly lower ore grades and mill recoveries. Mining of Phase 7 ore was completed in the third quarter of this year, with stockpiled ore expected to be processed through the end of this year.

Molybdenum production from TC Mine in the first nine months of 2014 was down 7.6% from the first nine months of 2013 due primarily to a slightly lower grade of ore milled and lower recoveries.
The non-GAAP financial measure of cash cost per pound produced in the third quarter of 2014 was higher than the comparable period in 2013 primarily due to lower production. This was somewhat offset by lower operating costs in the 2014 period resulting from various cost savings. The TC Mine cost savings are primarily due to the decision in October 2012 to suspend stripping activities on the next phase of mining. This has resulted in postponed maintenance repairs and major equipment rebuilds, fewer wear part replacements, lower diesel consumption and decreased blasting costs.
The non-GAAP financial measure of cash cost per pound produced in the first nine months of 2014 was lower than the comparable period in 2013 primarily due to lower operating costs as discussed above, which were somewhat offset by lower production.
Molybdenum Sold
Molybdenum pounds sold from TC Mine in the third quarter of 2014 was down 27.1% from the third quarter of 2013. The average realized sales price per pound in the third quarter of 2014 was $13.86 versus $10.49 in the same period in 2013.
Molybdenum pounds sold from TC Mine in the first nine months of 2014 was down 9.7% from the first nine months of 2013. The average realized sales price per pound in the first nine months of 2014 was $12.31 versus $11.38 in the same period in 2013.

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
The following is a summary of the Langeloth Facility's operating results for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operational Statistics
Molybdenum sold from purchased product (000's lb)	2,181	888	5,685	4,586
Realized price on molybdenum sold from purchased product ($/lb)	$14.75	$10.39	$13.22	$11.48
Toll roasted and upgraded molybdenum processed (000's lb)	43	1,082	646	3,050
Roasted metal products processed (000's lb)	4,002	2,956	9,190	14,534
In the third quarter of 2014, molybdenum sold from third-party purchased molybdenum concentrate increased by 145.6% from the third quarter of 2013 due to lower than expected production from TC Mine and Endako Mine. In the first nine months of 2014, molybdenum sold from third-party purchased molybdenum concentrate increased by 24.0% from the first nine months of 2013 due to decreased production from TC Mine and roaster availability.
The realized price on molybdenum sold from purchased product in the third quarter and first nine months of 2014 increased by 42.0% and 15.2%, respectively, from the same periods in 2013, due to an increase in the market price of molybdenum.
The volume of toll roasted and upgraded molybdenum processed during the three and nine months ended September 30, 2014 decreased by 96.0% and 78.8%, respectively, compared to the same periods in 2013, primarily due to lower capacity due to the material processed from our own molybdenum mines and an increase in third party purchased material.
The volume of roasted metal products processed during the third quarter of 2014 increased by 35.4%, from the third quarter of 2013, primarily due to increased customer demand. The volume of roasted metal products processed during the first nine months of 2014 decreased by 36.8% from the first nine months of 2013 due to decreased customer demand in the first half of 2014.
Canadian Operations Molybdenum
Endako Mine
The table and related discussion that follows summarize our 75% share of Endako Mine's operating and financial results for the three and nine months ended September 30, 2014 and 2013:

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operational Statistics
Mined
Ore tonnes (000's)	1,225	2,773	5,079	2,901
Waste tonnes (000's)	366	—	923	—
Strip ratio	0.30	0.31	0.18	0.38
Milled (000's tonnes)	3,780	3,386	9,869	8,394
Grade (% molybdenum)	0.041	0.048	0.044	0.049
Recovery (%)	73.2%	79.2%	75.3%	72.6%
Molybdenum production (000's lb) (1)	2,487	2,820	7,089	6,688
Cash cost ($/lb produced) (2)	$10.42	$9.23	$10.71	$10.74
Molybdenum sold (000's lb)	2,706	1,913	7,399	5,250
Average realized sales price ($/lb) (2)	$13.43	$9.71	$12.06	$10.83
_______________________________________________________________________________

(1)	Mined molybdenum production pounds are molybdenum oxide.

(2)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.
Molybdenum Production and Cash Costs
Our 75% share of molybdenum production at Endako Mine for the three months ended September 30, 2014 decreased by 11.8% compared to the same period in 2013, due primarily to lower ore grades and mill recoveries. Our 75% share of molybdenum production for the nine months ended September 30, 2014 increased by 6.0% compared to the same period in 2013 primarily due to mill availability and optimization and mining prime ore instead of solely processing stock-piled ore, as we did in the first half of 2013. In past quarters, Endako Mine had faced operational challenges in maintaining a consistent feed from the mine to the mill and with certain tailings operations, which historically had adversely impacted expected production results. In response to these challenges, over the course of the last several quarters we have made several technical improvements and adjustments. During the third quarter of 2014, we have begun to see the improvement in mill availability as a result of those modifications.
Lower-of-cost-or-market product inventory write downs at Endako Mine were $2.6 million and $10.6 million for the three and nine months ended September 30, 2014, respectively, and $6.0 million and $20.1 million, for the three and nine months ended September 30, 2013, respectively.
Non-GAAP cash cost per pound produced at Endako Mine increased 12.9% for the three months ended September 30, 2014 compared to the same period in 2013 and remained substantially the same for the nine months ended September 30, 2014 and 2013. The higher cash cost during the third quarter of 2014 was primarily driven by lower production, which was somewhat offset by a favorable impact from foreign exchange rates on operating costs. For the first nine months of 2014, operating costs were higher, which were primarily attributable to increased mining costs resulting from mining prime ore, but were offset by a favorable impact from foreign exchange rates, as noted below. The foreign exchange rate averaged US$1.00 = C$1.09 for the third quarter of 2014 compared to US$1.00 = C$1.04 for the same period in 2013 and US$1.00 = C$1.10 for the first nine months of 2014 compared to an average rate of US$1.00 = C$1.02 for the same period in 2013.
Molybdenum Sold
Our share of molybdenum sold from Endako Mine increased by 41.5% and 40.9% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The average realized sales price in the third quarter and first nine months of 2014 was up 38.3% and 11.4%, respectively, from the average realized sales price in the comparable periods in 2013.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Liquidity and Capital Resources
Our financial position was as follows:

(US$ in millions)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$266.6	$233.9
Accounts receivable, including related party receivables	$72.6	$54.1
Accounts payable and accrued liabilities	$94.6	$104.9
Current portion of debt, including equipment financings	$27.1	$37.2
Total working capital	$322.8	$315.4
Total debt, including equipment financings	$977.1	$1,012.8
During the first nine months of 2014, our debt and liquidity positions were affected by the following:

•	Cash generated by operating activities of $149.9 million;

•	Capital expenditures of $70.4 million, primarily related to the construction of the permanent operations residence at Mt. Milligan, together with operating capital; and

•	Interest paid of $64.4 million.
During the first nine months of 2014, we made nine shipments to MTM Customers and received provisional payments for nine of the shipments and final settlement payments for five shipments.
We monitor our exposure to the prices of our products as well as the currencies in which we operate. During the first nine months of 2014, we entered into hedges to manage our exposure to fluctuations in the prices of copper and gold (particularly the exposure between the provisional and final payments from our customers), and also purchased gold to satisfy our obligations under the Gold Stream Arrangement. During the first nine months of 2014, we also entered into hedges to manage our exposure to the potential strengthening of the Canadian dollar against the US dollar. See Note 5 in Item 1 for further discussion.
As described more fully in Note 9 in Item 1, during 2014, in connection with the settlement of the Exchange Offer, we extinguished $10.9 million of the senior amortizing notes component of the tendered tMEDS by making a principal payment of $1.2 million and issuing $9.3 million in our common stock to the senior amortizing note holders. This transaction resulted in future principal and interest cash payment savings of $11.7 million.
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
As discussed above in the Overview, TC Mine will be placed on care and maintenance after all stockpiled ore from Phase 7 is processed, and we will conduct scaled stripping for Phase 8. The care and maintenance costs are expected to be $6 million to $8 million a year, with an additional amount of $8 million to $10 million for the scaled stripping program. An additional amount may be required for tailings slope management, as discussed above in the Overview.
We currently estimate that the Mt. Milligan Mine will consistently achieve approximately 80% of the designed mill throughput of 60,000 tonnes per day by the end of 2014. During October, we conducted tests to determine the impact of additional secondary crushing to reach or exceed our designed mill throughput. Based on the result after the initial test, we have decided to conduct additional testing in November to improve our understanding of the impact of secondary crushing on throughput. The Company intends to analyze the data later this year, with a final capital investment decision expected to be announced in January 2015. In the event that we decide to make such a capital investment, we expect the cost to be in the $50-$75 million range and expect to have sufficient liquidity to fund this expenditure.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Our cash and cash equivalents balance was $266.6 million at September 30, 2014 and $216.1 million, $202.7 million and $233.9 million, June 30, 2014, March 31, 2014 and December 31, 2013, respectively. Our quarter end cash balance is dependent upon and fluctuates based on the timing of the Mt. Milligan concentrate shipments and related provisional payments. For the third quarter, we received three provisional payments. For the fourth quarter, we currently expect that we will have three shipments of concentrate from Mt. Milligan mine and receive three provisional payments during such quarter. As we progress towards achieving design capacity at Mt. Milligan Mine, we expect our cash flow from operations to increase, which would provide additional funds for financing and investing activities, depending upon copper and gold prices. We may from time to time redeem, retire and/or purchase our outstanding debt, depending upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  However, there can be no assurance that we will take any of these actions.
Operating Cash Flows
Cash generated by operating activities was $83.0 million for the three months ended September 30, 2014 as compared to $19.5 million for the comparable period in 2013. The increase in cash flow from operations was primarily a result of sales of concentrate from Mt. Milligan Mine and higher molybdenum prices. For the three months ended September 30, 2014, cash flow from operations included $14.0 million in net payables related to the Gold Stream Arrangement for undelivered ounces.
Cash generated by operating activities was $149.9 million for the nine months ended September 30, 2014 as compared to $80.0 million for the comparable period in 2013. The increase in cash flow from operations was primarily a result of sales of concentrate from Mt. Milligan Mine. For the nine months ended September 30, 2014, cash flow from operations included $24.9 million in net payables related to the Gold Stream Arrangement for undelivered ounces.
Investing Cash Flows
Cash used in investing activities for the three and nine months ended September 30, 2014 was $22.8 million and $88.2 million, respectively, compared to $107.8 million and $406.4 million, respectively, for the three and nine months ended September 30, 2013. This decline is primarily related to the completion of the construction and development of Mt. Milligan Mine. During the first nine months of 2014, we spent $70.4 million on property, plant, equipment and development expenditures primarily related to the construction of the permanent operations residence at Mt. Milligan Mine, the construction and development of the Mt. Milligan project (which was primarily related to the payment of accruals as of December 31, 2013) and operating capital. In the first nine months of 2013, we spent $387.5 million on property, plant, equipment and development that was primarily related to the construction and development of Mt. Milligan Mine. Payments of capitalized interest primarily related to development of Mt. Milligan Mine were $8.2 million during the first nine months of 2014 compared to $54.5 million in the first nine months of 2013. Reclamation deposits for the first nine months of 2014 represented $10.0 million of cash collateral that was posted against existing surety bonds for reclamation bonds compared to $7.0 million in the first nine months of 2013. Changes in restricted cash represent activity for the construction holdback accounts related to the construction and development of the Mt. Milligan Mine, including the permanent operations residence. Investing activities for the first nine months of 2014 had $0.4 million net restricted cash activities in the construction hold-back accounts compared to $14.3 million for the first nine months of 2013.
Financing Cash Flows
Cash used in financing activities for the three and nine months ended September 30, 2014 was $6.6 million and $26.2 million, respectively, compared to cash generated by financing activities of $4.0 million and $120.1 million, respectively, for the three and nine months ended September 30, 2013. There were no equipment financings during the first nine months of 2014. During the three and nine months ended September 30, 2014, financing activities consisted of payments on our long-term debt and equipment financings. During the three and nine months ended September 30, 2013, financing activities resulted in cash proceeds from the Gold Stream Arrangement and equipment financings, net of payments on these equipment financings. For descriptions of our debt and lease obligations, see Notes 7 and 8 within Item 1 of this 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2014, we have commitments to purchase approximately 7.0 million pounds of molybdenum as unroasted molybdenum concentrate from 2014 to 2016 primarily priced at the time of purchase at a set discount to the market price for roasted molybdenum concentrate. In addition, we have purchase agreements to buy approximately 0.4 million pounds of molybdenum as roasted molybdenum concentrate during the remainder of 2014 to be priced at market at the time of delivery.

We also have fixed-priced sales contracts, under which we have committed to sell approximately 465 thousand pounds of molybdenum in 2015 at an average market price of $12.65 per pound.

Transactions with our Endako Mine Joint Venture Partner
Our total sales to a company affiliated with Sojitz, our Endako Mine joint venture partner, represented 14.6% and 13.7% of our total revenues for the three and nine months ended September 30, 2014, respectively, and 20.9% and 17.1% of our total revenues for the three and nine months ended September 30, 2013, respectively. See Note 15 within Item 1 of this 10-Q for more information about transactions with this joint venture partner.
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
For the third quarter and first nine months of 2014 and 2013, the significant non-cash items were the non-cash losses related to the impact of foreign exchange due primarily to intercompany notes, and related tax effects. For the other 2013 and 2012 periods, the significant non-cash items were the asset impairments and related materials and supplies inventory impairments and the non-cash gain and losses related to the impact of foreign exchange due primarily to intercompany notes, and related tax effects.
In connection with our strategy to manage cash balances, fund our operations and provide future tax benefits, we may enter into intercompany loan arrangements. At times, the loans are denominated in currencies other than the measurement currency of one of the parties. US GAAP requires that notes that are intended to be repaid should not be considered a capital contribution, and, therefore, the foreign exchange fluctuations related to these loans impact net income (loss) each period. At each period end, we compare the exchange rate between the Canadian and US dollars to the exchange rate at the end of the prior reporting period. The difference between those rates is recorded as an unrealized gain or loss on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) at each period end. As the loans between us and our subsidiaries are the primary driver of our foreign exchange gains and losses, as discussed above, management does not consider gains or losses on foreign exchange in its evaluation of our financial performance. We believe that presentation of our non-GAAP measures excluding these gains or losses provides useful information to our investors regarding our financial condition and results of operations.
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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following tables reconcile net income (loss) presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per share—basic and diluted, for the three and nine months ended September 30, 2014 and 2013 and for all of the previous eight quarters. All figures within the tables are presented in US$ in millions, except shares and per share amounts.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss)	$(11.1)	$13.8	$11.4	$(4.5)
Add (Deduct):
Fixed asset impairment	—	0.8	—	0.8
Tax benefit of fixed asset impairment	—	(0.3)	—	(0.3)
(Gain) loss on foreign exchange (1)	59.7	(23.8)	63.9	30.4
Tax expense (benefit) on foreign exchange (gain) loss	(10.3)	1.9	(10.7)	(2.2)
Non-GAAP adjusted net income (loss)	$38.3	$(7.6)	$64.6	$24.2

Net income (loss) per share
Basic	$(0.05)	$0.08	$0.06	$(0.03)
Diluted	$(0.05)	$0.06	$0.05	$(0.03)
Adjusted net income (loss) per share
Basic	$0.18	$(0.04)	$0.35	$0.14
Diluted	$0.17	$(0.04)	$0.29	$0.14
Weighted-average shares
Basic	213.9	171.5	186.8	170.9
Diluted	220.4	216.5	220.1	216.4
_______________________________________________________________________________

(1)
Included $0.6 million foreign exchange gains for the three and nine months ended September 30, 2014, respectively, and $0.4 million foreign exchange losses for the three and nine months ended September 30, 2013, respectively, presented in income and mining tax expense (benefit) on the Condensed Consolidated Statements of Operations.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended
	Sep 30 2014	Jun 30 2014	Mar 31 2014	Dec 31 2013	Sep 30 2013	Jun 30 2013	Mar 31 2013	Dec 31 2012
Net income (loss)	$(11.1)	$61.6	$(39.1)	$(210.5)	$13.8	$(19.2)	$0.9	$(484.4)
Add (Deduct):
Asset impairments	—	—	—	194.9	0.8	—	—	530.5
Tax benefit of asset impairments (1)	—	—	—	(47.4)	(0.3)	—	—	(183.3)
Tax valuation allowance (1)	—	—	—	1.5	—	—	—	119.2
(Gain) loss on foreign exchange (2)	59.7	(41.9)	46.1	40.8	(23.8)	34.8	19.4	7.8
Tax expense (benefit) on foreign exchange (gain) loss	(10.3)	2.3	(2.7)	(7.8)	1.9	(1.8)	(2.3)	(1.7)
Non-GAAP adjusted net income (loss)	$38.3	$22.0	$4.3	$(28.5)	$(7.6)	$13.8	$18.0	$(11.9)

Net income (loss) per share
Basic	$(0.05)	$0.35	$(0.23)	$(1.24)	$0.08	$(0.11)	$0.01	$(2.87)
Diluted	$(0.05)	$0.28	$(0.23)	$(1.24)	$0.06	$(0.11)	$—	$(2.87)
Adjusted net income (loss) per share
Basic	$0.18	$0.13	$0.03	$(0.17)	$(0.04)	$0.08	$0.11	$(0.07)
Diluted	$0.17	$0.10	$0.02	$(0.17)	$(0.04)	$0.06	$0.08	$(0.07)
Weighted-average shares
Basic	213.9	174.5	171.6	171.5	171.5	171.1	169.7	168.7
Diluted	220.4	220.3	216.4	217.1	216.5	216.5	216.2	216.2
_______________________________________________________________________________

(1)
The asset impairment for Endako Mine in 2013 did not have a net tax impact due to offsetting valuation allowance movement; therefore, the non-GAAP adjusted net income (loss) presentation excluded this tax effect on both lines.

(2)
Included foreign exchange gain of $0.6 million; foreign exchange loss of $0.4 million; foreign exchange gain of $0.4 million; and foreign exchange losses of $0.1 million and $0.4 million presented in income and mining tax expense (benefit) in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively.

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
Non-GAAP cash cost

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2014	2013	2014	2013
Direct mining costs (1)	$48.8	$—	$138.2	$—
Truck and rail transportation and warehousing costs	3.8	—	10.0	—
Costs reflected in inventory and operations costs	$52.6	$—	$148.2	$—
Refining and treatment costs	4.4	—	12.9	—
Ocean freight and insurance costs	1.1	—	4.6	—
Direct costs reflected in revenue and selling and marketing costs	$5.5	$—	$17.5	$—
Non-GAAP cash costs	$58.1	$—	$165.7	$—
Reconciliation to amounts reported (US$ in millions)
Direct costs	$(5.5)	$—	$(17.5)	$—
Changes in inventory	(4.5)	—	14.0	—
Silver by-product credits (2)	(1.1)	—	(3.4)	—
Non cash costs and other	0.4	—	1.1	—
Copper-Gold segment US GAAP operating expenses	$47.4	$—	$159.9	$—
_______________________________________________________________________________
(1) Mining, milling and on-site general and administration costs. Mining includes all stripping costs but excludes costs capitalized related to the construction of the tailings dam. Stripping costs that provide access to mineral reserves that will be produced in future periods are expensed as incurred under US GAAP.
(2) Silver sales are reflected as a credit to operating costs.
By-Product

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except pounds and per pound amounts)	2014	2013	2014	2013
Copper payable production (000's lbs)	16,267	—	46,545	—
Non-GAAP cash cost	$58.1	$—	$165.7	$—
Gold sales (1)	$55.2	$—	$134.1	$—
Less gold sales related to deferred portion of Gold Stream Arrangement	(10.8)	—	(24.9)	—
Net gold by-product credits	$44.4	$—	$109.2	$—
Silver by-product credits (2)	1.1	—	3.4	—
Total by-product credits	$45.5	$—	$112.6	$—
Non-GAAP cash cost net of by-product credits	$12.6	$—	$53.1	$—
Non-GAAP unit cash cost	$0.77	$—	$1.14	$—
_______________________________________________________________________________
(1) Excluded refining and treatment charges.
(2) Silver sales are reflected as a credit to operating costs.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Co- Product

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except pounds, ounces and per unit amounts)	2014	2013	2014	2013
Copper payable production (000’s lbs)	16,267	—	46,545	—
Gold payable production in Cu eq. (000’s lbs) (1)	15,976	—	36,541	—
Payable production (000’s lbs)	32,243	—	83,086	—

Non-GAAP cash cost allocated to Copper	$29.3	$—	$92.8	$—
Non-GAAP unit cash cost	$1.80	$—	$2.00	$—

Non-GAAP cash cost allocated to Gold	$28.8	$—	$72.9	$—
Gold payable production (ounces)	60,366	—	136,639	—
Non-GAAP unit cash cost	$477	$—	$530	$—
__________________________________________________________________________
(1) Gold has been converted from payable ounces to thousands of copper equivalent pounds by using the gold production for the periods presented, using a gold price of $840 and $842 per ounce for the three and nine months ended September 30, 2014, respectively, (adjusted for the Royal Gold price of $435 per ounce) and a copper price of $3.17 and $3.15 per pound for the three and nine months ended September 30, 2014, respectively.
Average realized sales price
The average realized sales price per payable pound or payable ounce sold is calculated by dividing copper or gold sales revenue, gross, by the pounds or ounces sold, respectively, as shown in the tables below.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except pounds, ounces and per unit amounts)	2014	2013	2014	2013
Average realized sales price for Copper
Payable pounds of copper sold (000's lb)	16,482	—	49,214	—
Copper sales, net	$45.7	$—	$140.3	$—
Refining and treatment costs	4.2	—	12.3	—
Copper sales, gross	$49.9	$—	$152.6	$—
Average realized sales price per payable pound sold (1)	$3.02	$—	$3.10	$—
Average realized sales price for Gold
Payable ounces of gold sold under Gold Stream Arrangement	29,965	—	69,329	—
TCM share of payable ounces of gold sold to MTM Customers	28,009	—	64,502	—
Payable ounces of gold sold	57,974	—	133,831	—

Gold sales related to cash portion of Gold Stream Arrangement	$13.0	$—	$30.2	$—
Gold sales related to deferred portion of Gold Stream Arrangement	10.8	—	24.9	—
Gold sales under Gold Stream Arrangement	23.8	—	55.1	—
TCM share of gold sales to MTM Customers	31.2	—	78.4	—
Gold sales, net	55.0	—	133.5	—
Refining and treatment charges	0.2	—	0.6	—
Gold sales, gross	$55.2	$—	$134.1	$—

Average realized sales price related to cash portion of Gold Stream Arrangement	$435	$—	$435	$—
Average realized sales price related to deferred portion of Gold Stream Arrangement	$359	$—	$359	$—
Average realized sales price per payable ounce sold under Gold Stream Arrangement	$794	$—	$794	$—
Average realized sales price per payable ounce sold for TCM share (1)	$1,121	$—	$1,225	$—
Average realized sales price per payable ounce sold (1)	$952	$—	$1,002	$—
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

	Three Months Ended
	September 30, 2014			September 30, 2013
	Operating Expenses	Pounds Produced (1)	$/lb	Operating Expenses	Pounds Produced (1)	$/lb
(US$ in millions, except pounds and per pound amounts)
TC Mine
Cash cost - Non-GAAP	$18.5	4,073	$4.54	$24.6	5,716	$4.30
Add/(Deduct):
Stock-based compensation	0.2			0.2
Inventory and other adjustments	2.2			6.6
US GAAP operating expenses	$20.9			$31.4
Endako Mine
Cash cost - Non-GAAP	$25.9	2,487	$10.42	$26.0	2,820	$9.23
Add/(Deduct):
Stock-based compensation	0.2			0.1
Inventory and other adjustments	5.3			(6.4)
US GAAP operating expenses	$31.4			$19.7
Other operations US GAAP operating expenses (2)	$33.7			$15.8
Molybdenum segments US GAAP operating expenses	$86.0			$66.9
Weighted-average cash cost—Non-GAAP	$44.4	6,560	$6.77	$50.6	8,536	$5.93

	Nine Months Ended
	September 30, 2014			September 30, 2013
	Operating Expenses	Pounds Produced (1)	$/lb	Operating Expenses	Pounds Produced (1)	$/lb
(US$ in millions, except pounds and per pound amounts)
TC Mine
Cash cost - Non-GAAP	$60.7	14,839	$4.09	$72.9	16,063	$4.54
Add/(Deduct):
Stock-based compensation	0.6			0.7
Inventory and other adjustments	17.4			16.6
US GAAP operating expenses	$78.7			$90.2
Endako Mine
Cash cost - Non-GAAP	$75.9	7,089	$10.71	$71.8	6,688	$10.74
Add/(Deduct):
Stock-based compensation	0.2			0.3
Inventory and other adjustments	4.9			(15.3)
US GAAP operating expenses	$81.0			$56.8
Other operations US GAAP operating expenses (2)	$75.6			$65.6
Molybdenum segments US GAAP operating expenses	$235.3			$212.6
Weighted-average cash cost—Non-GAAP	$136.6	21,928	$6.23	$144.7	22,751	$6.36

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

Average realized sales price
The average realized sales price per pound sold represents molybdenum sales revenue divided by the pounds sold.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except pounds and per pound amounts)	2014	2013	2014	2013
Molybdenum sold (000's lb)	8,913	8,320	28,447	26,851
Molybdenum sales	$124.3	$85.7	$353.5	$303.1
Average realized sales price per pound	$13.94	$10.30	$12.43	$11.29
Critical Accounting Estimates
Change in Estimate
On January 1, 2014, the Life of Mine Plan ("LOM") for the Endako Mine, in which we own a 75% joint venture interest, was revised to reflect long term molybdenum pricing expectations. As a result, Endako Mine's estimated mine life was reduced to approximately 3.5 years from 15 years. During the second quarter of 2014, in light of the reduced mine life and to better reflect the economic utilization of property, plant and equipment assets at the Endako Mine, we reduced the depreciable lives of Endako Mine's property, plant and equipment assets using the straight line and declining balance depreciation convention (the depreciable lives of assets using the units-of-production depreciation convention had been reduced in the first quarter of 2014) and began considering the salvage values of these assets when recognizing its share of depreciation, depletion and amortization expense. This change in estimate, effective as of April 1, 2014, was accounted for prospectively in accordance with ASC 205, Accounting Changes and Error Corrections. This change lowered depreciation expense and increased net income by $4.3 million, or approximately $0.02 per diluted share and $6.4 million or approximately $0.03 per diluted share, respectively, for the three and nine months ended September 30, 2014.
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
At September 30, 2014, we estimate that, based on our 2014 production guidance, the following changes in the prices for each of our metals will impact our 2014 consolidated revenues as follows:

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

In addition, these metals prices are key components in estimates that determine the valuation of our significant assets and liabilities, including property, plant, equipment and development, and changes in prices may affect these estimates and result in recorded impairments to our asset carrying values. Please see “Critical Accounting Estimates” in Part II, Item 7 of our 2013 10-K for further discussion.
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
To satisfy our obligations under the Gold Stream Arrangement, after the sale of concentrate to MTM Customers, we purchase unallocated refined gold and arrange for delivery to Royal Gold's designated account. We receive payments from MTM Customers in cash, thus requiring the purchase of gold in order to satisfy the obligation to pay Royal Gold in gold. As of September 30, 2014, we had satisfied our obligations under the Gold Stream Arrangement with respect to third quarter 2014 sales and had no outstanding contracts to purchase gold.
In order to hedge the risk that the final settlement price for gold will decrease from the provisional price received for sales of concentrate together with the price at which we will purchase gold for delivery to Royal Gold, we have entered into certain forward gold purchase and sales contracts pursuant to which we purchase gold at an average price during a quotational period ("QP") and sell gold at a spot price. See Note 5 within Item 1 of this 10-Q, which provides details of related commodity contracts as of September 30, 2014.
Molybdenum and other
We will at times enter into provisionally-priced molybdenum sales contracts, whereby the contracts settle at prices to be determined at a future date. We also enter into certain molybdenum sales contracts to sell future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. We treat these contracts as normal purchase and normal sales contracts. The following table sets forth our outstanding provisionally-priced molybdenum contracts as of September 30, 2014:

Pounds to be Sold/Purchased
(000's lb)
Provisionally-priced contracts:
Sales	462
Purchases	793
Fixed-priced sales contracts:
Molybdenum committed (1)	465
(1) As of September 30, 2014 for our fixed-priced molybdenum sales contracts the average price per pound is $12.65.
In the normal course of operations, we enter into agreements for the purchase of molybdenum. As of September 30, 2014, we have commitments to purchase approximately 7.0 million pounds of molybdenum unroasted molybdenum concentrate from 2014 to 2016 primarily priced at the time of purchase at a set discount to the market price for roasted molybdenum concentrate. In addition, we have purchase agreements to buy approximately 0.4 million pounds of molybdenum as roasted molybdenum concentrate during the remainder of 2014 to be priced at market at the time of delivery.

Additionally, TCM has entered into a natural gas contract, as described below, at the Langeloth Facility to control the prices paid for natural gas used in operations.

	Quantity	Sell Price	Buy Price	Maturities Through
Natural Gas Purchase (Dt)	197,235	n/a	$2.91-$3.38	October 2014-September 2016
Foreign Currency Exchange Risk
We transact business in various currencies in the normal course of our operations. All of our revenues are denominated in the US dollar; however, we pay certain expenses attributable to our Canadian operations in the Canadian dollar. As a result, we have ongoing foreign exchange translation risk with respect to our Canadian operations. For example, a change of 10% in the value of the US dollar relative to the Canadian dollar would have impacted operating income (loss) during the first nine months of 2014 by approximately $23.0 million.
To help mitigate this risk, we have entered into foreign currency forward contracts in which we have agreed to buy Canadian dollars at an agreed-upon rate. Please refer to Note 5 within Item 1 of this 10-Q for further discussion. We record our currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of September 30, 2014, we had 10 outstanding foreign currency option contracts.

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
The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of September 30, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM's disclosure controls and procedures were not effective as a result of the material weaknesses described below.
Previously Reported Material Weaknesses
As previously discussed in Item 9A “Controls and Procedures” of the Form 10-K, we reported material weaknesses at Mt. Milligan Mine related to:

•	inadequate management oversight and monitoring of certain financial controls;

•	ineffective controls over the accuracy and valuation of inventory, including the accuracy of periodic physical counts and the accuracy of the assumptions used in the valuation;

•
ineffective controls over the recognition and measurement of capitalized costs related to property, plant and equipment, specifically, cut-off procedures related to accrued liabilities and the allocation between capitalized costs and expenses.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, other than described below, that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the three months ended September 30, 2014, we took further actions to remediate the material internal control weaknesses related to Mt. Milligan Mine, including:

•	Hired and trained additional qualified accounting personnel to support Canadian operations

•	Conducted training for accounting staff on site-specific accounting, procurement and accounts payable policies and procedures, as well as internal controls over financial reporting;

•
Implemented new processes to allow for (i) cascading levels of review of financial information, with continued oversight during and after consolidation of financial results and (ii) more timely financial month-end close processes, which allows for further analytical reviews; and

•	Continued conducting counts of materials and supplies inventory.
Management's Plans for Remediation of the Material Weaknesses
During the three months ended September 30, 2014, we made progress in the implementation of our remediation plan; however, the material weakness will not be considered remediated and our internal control over financial reporting will not be considered effective until additional review procedures regarding the operations of Mt. Milligan Mine have been operating effectively for an adequate period of time. Management will evaluate the remediation progress when assessing the effectiveness of the Company’s internal controls over financial reporting and disclosure controls and procedures in future reporting periods. While management believes that the remediation efforts will resolve the identified material weaknesses, there is no assurance that management’s remediation efforts conducted to date will be sufficient or that additional remediation will not be necessary.
PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are from time to time involved in or subject to legal proceedings related to our business. While it is not feasible to predict or determine the outcome of such proceedings, it is the opinion of management that the resolution of such proceedings is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.  RISK FACTORS
Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended September 30, 2014.
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
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

Exhibit Number	Description
3.1	Notice of Articles, dated October 21, 2013 (incorporated by reference to Exhibit 4.1 to TCM's Registration Statement on Form S-8 filed with the SEC on November 22, 2013).
3.2	Certificate of Continuation, dated July 29, 2008 (incorporated by reference to Exhibit 3.1 to TCM's Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on March 1, 2010).
3.3	Restated Articles of Continuance, effective May 14, 2014.
*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*95	Mine Safety Disclosures.
*101
The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

_______________________________________________________________________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMPSON CREEK METALS COMPANY INC.
Registrant

November 10, 2014	/s/ JACQUES PERRON
Date	Jacques Perron (Chief Executive Officer and Director)

November 10, 2014	/s/ PAMELA L. SAXTON
Date	Pamela L. Saxton (Principal Financial Officer and Principal Accounting Officer)