Form 10-K
period 2014-12-31
Thompson Creek Metals Co Inc.
filed 2015-02-20
CIK 1415020

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
As of February 16, 2015, there were 214,343,626 shares of the registrant's common stock, no par value, outstanding.
As of June 30, 2014, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common equity held by non-affiliates was approximately $633 million, based on the closing price of the registrant's common stock on such date as reported on the New York Stock Exchange. For purposes of this calculation, shares of common stock held by executive officers, directors and holders of greater than 10% of the registrant's outstanding common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2015 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2014.

Thompson Creek Metals Company Inc.

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Statement Regarding Forward-Looking Information
Certain statements in this report (including information incorporated by reference) are "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and applicable Canadian securities legislation, and are intended to be covered by the safe harbors provided by these regulations. All statements other than statements of historical fact set forth or incorporated herein by reference are forward-looking statements. These forward-looking statements may, in some cases, be identified by the use of terms such as "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Our forward-looking statements may include, without limitation, statements with respect to:

•	future financial or operating performance of the Company or its subsidiaries and its projects;

•	the availability of, and terms and costs related to, future borrowing, debt repayment and financing;

•	future inventory, production, sales, payments from customers, cash costs, capital expenditures and exploration expenditures;

•	expected mining and concentrate grades and recoveries;

•	estimates of mineral reserves and resources, including estimated mine life and annual production;

•	projected timing to ramp-up to design capacity at Mount Milligan Mine;

•	the projected development of our exploration properties and future exploration at our operations;

•	future concentrate shipment dates and shipment sizes;

•	future operating plans and goals, including whether any operations will continue at Endako Mine or TC Mine;

•	expected costs, including any severance costs;

•	personnel decisions, including reductions in work force; and

•	future copper, gold, and molybdenum prices.
Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1A, "Risk Factors" and elsewhere in this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
ITEMS 1. AND 2.   BUSINESS AND PROPERTIES
OUR BUSINESS
VISION AND STRATEGY
We are a North American mining company engaged in the full mining cycle, which includes acquisition, exploration, development, and operation of mineral properties. In the past several years, we have evolved from being a major primary molybdenum producer to becoming a copper and gold mining company with the construction and development of our open-pit copper-gold mine and concentrator in British Columbia, Canada (“Mount Milligan Mine”). Mount Milligan Mine commenced operations in August 2013 and continues to ramp-up to design capacity. At December 31, 2014, the combined proven and probable estimated mineral reserves for Mount Milligan Mine totaled 2.4 billion pounds of contained copper and 6.2 million ounces of contained gold. We currently expect to increase our payable copper and gold production in 2015 as compared to 2014, and to complete our ramp-up of Mount Milligan Mine by year-end.
In addition to our gold and copper mining operation, we own and operate a metallurgical facility in Pennsylvania, USA (the “Langeloth Facility”), at which we roast molybdenum concentrate and other metals. We expect that the Langeloth Facility will operate at approximately 85% capacity in 2015 with the roasting of third-party material.
We have shifted the core focus of our business to copper and gold while at the same time developing a strategy to achieve positive cash flow from our molybdenum business. This shift in core focus is primarily the result of recent and expected ongoing weakness in the molybdenum market due to additional supply of molybdenum from new copper producers that produce molybdenum as a by-product. In 2015, we expect to generate sufficient revenue from the Langeloth Facility, together with the sale of molybdenum inventory from TC Mine and Endako Mine (defined below), to cover care and maintenance costs and/or costs incurred during the temporary suspension of these mines. Please see "Molybdenum Mines" below.
Our current business strategy is to:

•	achieve design recoveries and mill throughput at Mount Milligan Mine by the end of 2015 while containing costs;

•	conduct our operations safely and in an environmentally responsible manner;

•	transition Langeloth into one of the largest third party molybdenum conversion plants in the world, which is expected to contribute to positive cash flow from our molybdenum business in 2015;

•	maintain the optionality of our molybdenum business; and

•	improve our balance sheet and our competitive position in the industry.
In the medium term, we intend to seek opportunities to enhance our diverse production profile through accretive acquisitions and/or investments.
COPPER AND GOLD MINE
In August 2013, the phased start-up of operations began at the Mount Milligan Mine with the first feed to the concentrator, and in September 2013, the first copper-gold concentrate was produced. Mount Milligan Mine reached commercial production as of February 18, 2014, defined as operation of the mill at 60% design capacity mill throughput for 30 days, and has been cash flow positive since the second quarter of 2014. As previously disclosed, we have determined that additional crushing will be necessary to consistently achieve mill throughput of 60,000 tonnes per day ("tpd"), and we expect to construct a permanent secondary crushing circuit at Mount Milligan Mine when market conditions improve. In 2015, the detailed engineering phase is expected to be completed and commitments are expected to be made for the long lead items. The final capital cost estimate for the project will be determined once the detailed engineering is completed, and it is expected to be near the high end of the previously announced range of $50 - $75 million, inclusive of the approximately $15 million in costs that we expect to incur in

2015 for the engineering work and commitments for long lead items. Once construction commences, we estimate that it will take approximately 18 months to complete the permanent circuit. Temporary crushing will be utilized during 2015 and, as a result, we expect to reach approximately 60,000 tpd by year-end 2015.
MOLYBDENUM MINES
Until the Mount Milligan Mine became operational in the fall of 2013, our business was primarily focused on the extraction, processing, roasting, and sale of molybdenum. Through the end of 2014, we operated an open-pit molybdenum mine and concentrator in Idaho, USA (“TC Mine”), and an open-pit molybdenum mine, and concentrator in British Columbia, Canada, in which we own a 75% joint venture interest (“Endako Mine”). TC Mine was placed on care and maintenance in December 2014 after the mining and processing of ore from Phase 7 was completed. As previously disclosed, we are conducting limited stripping at the mine for the next phase of mining to maintain our options while we continue to evaluate alternatives for TC Mine. Effective December 31, 2014, operations at Endako Mine were temporarily suspended due to recent and expected ongoing weakness in the molybdenum price. We expect to re-evaluate the status of Endako Mine as market conditions warrant. For more information regarding severance and other costs relating to care and maintenance of TC Mine and the temporary suspension of Endako Mine, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
At December 31, 2014, the combined proven and probable estimated mineral reserves for TC Mine and Endako Mine totaled 141.4 million pounds of contained molybdenum, with 74.7% of these reserves from TC Mine and 25.3% from Endako Mine (stated on a 100% basis). For detailed information regarding our mines and their mineral reserves, please see the “Mines” and “Mineral Reserves” sections, below.
LANGELOTH FACILITY
Langeloth is one of the largest molybdenum conversion plants in the world. In addition to the 36 million pounds of annual roasting capacity, Langeloth also can produce 9.5 million pounds of ferromolybdenum (one of only two such plants in the United States or three in North America) as well as 3 million pounds of pure moly oxide and 6,000 pounds of rhenium. Langeloth’s quality is recognized throughout the world, most especially in the United States. We believe Langeloth is well positioned to offer customers a number of competitive advantages relative to other large conversion plants operating in South America.
GENERAL
We were organized in 2000 as a corporation under the laws of Ontario, Canada, and were continued as a corporation under the laws of British Columbia, Canada in 2008. We are a corporation governed by the Business Corporations Act (British Columbia). In October 2006, we acquired Thompson Creek Metals Company USA, then a privately-held company incorporated and headquartered in the United States, and in so doing acquired TC Mine, Endako Mine and the Langeloth Facility. In October 2010, we acquired Terrane Metals Corp. (“Terrane”) and in so doing acquired the Mount Milligan development project, which is now Mount Milligan Mine. Through the Terrane acquisition we also acquired a copper, molybdenum and silver exploration property located in British Columbia, Canada (the “Berg Property”), and a gold exploration property located in Nunavut, Canada (the “Maze Lake Property”). Our corporate headquarters are in Littleton, Colorado, USA.

The following map sets forth the locations of our mines, metallurgical facility, exploration properties and corporate office:

Maze Lake Property
Mount Milligan Mine
Berg Property
Endako Mine
Thompson Creek Mine
Corporate Office
Langeloth Metallurgical Facility
CANADA
USA
Mine Sites
Exploration Properties
Corporate Office
Metallurgical Facility

See the Notes to the Consolidated Financial statements in Item 8 for financial information about our operating segments and by geographic area.
PRODUCTS
Our principal products in 2014 were copper, gold, and molybdenum. In 2014, we produced 68.0 million pounds of copper in concentrate, containing 64.6 million pounds of payable copper, and 184,027 ounces of gold in concentrate, containing 177,606 ounces of payable gold. In 2014 and 2013, approximately 22% and 2%, respectively, of our product sales were attributable to copper, and approximately 22% and 1%, respectively, of our product sales were attributable to gold. We did not produce any copper or gold in 2012, as operations at Mount Milligan Mine did not commence until the fall of 2013.
We produced 26.3 million pounds of molybdenum in 2014. In 2014, 2013, and 2012, approximately 56%, 97%, and 100% of our product sales were attributable to molybdenum.
The table below sets forth certain operating and production data for each of the periods indicated:

	Years Ended December 31,
	2014	2013	2012	2011	2010
Copper
Payable production (000's lb)	64,569	10,362	—	—	—
Cash cost ($/payable lb produced) - By-Product (1)	$1.15	$7.76	—	—	—
Cash cost ($/payable lb produced) - Co-Product (1)	$1.97	$5.40	—	—	—

Gold
Payable production (troy oz)	177,606	19,879	—	—	—
Cash cost ($/payable troy oz produced) - Co-Product (1)	$525	$1,468	—	—	—

Molybdenum - Produced
TC Mine
Production (000's lb)	17,371	20,889	16,238	21,368	25,071
Cash cost ($/lb produced)	$4.44	$4.57	$8.06	$6.66	$5.20
Endako Mine (75%)
Production (000's lb)	8,885	9,056	6,191	6,977	7,506
Cash cost ($/lb produced)	$11.72	$10.93	$15.42	$11.86	$8.89

Total molybdenum production (2)	26,256	29,945	22,429	28,345	32,577
Total average cash cost ($/lb produced) (1)	$6.91	$6.49	$10.09	$7.94	$6.07

Molybdenum - Processed
Langeloth Facility
Molybdenum Sold from Purchased Product (000's lb)	8,061	5,054	10,542	8,245	7,855
Toll Roasted and Upgraded Molybdenum Processed (000's lb)	726	3,782	6,296	7,071	5,703
Roasted Metal Products Processed (000's lb)	9,938	17,784	12,153	17,090	18,334
_______________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)
Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide ("HPM") from our share of production from our mines but excludes molybdenum processed from purchased products.

Our financial results can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. World market prices for our products have fluctuated historically and are affected by numerous factors beyond our control. The average, high, and low daily market prices in US dollars for copper, gold, and molybdenum for the past five years are shown in the table below:

	Copper (1)			Gold (2)			Molybdenum (3)
	Average	High	Low	Average	High	Low	Average	High	Low
2014	$3.11	$3.37	$2.86	$1,389	$1,520	$1,253	$11.38	$15.20	$8.70
2013	$3.32	$3.75	$3.01	$1,418	$1,694	$1,195	$10.30	$12.00	$9.08
2012	$3.61	$3.96	$3.30	$1,669	$1,792	$1,540	$12.74	$14.78	$10.90
2011	$4.00	$4.62	$3.05	$1,572	$1,895	$1,319	$15.49	$18.00	$12.60
2010	$3.42	$4.42	$2.76	$1,225	$1,421	$1,058	$15.72	$18.60	$11.75
______________________________________________________________________________
(1) London Metal Exchange (LME) spot copper price per pound.
(2) London P.M. fixed price per ounce for gold on the London Bullion Market.
(3) Platts Metals Week published price per pound for molybdenum oxide.
On February 16, 2015, the copper closing price on the LME was $2.59 per pound, and the gold closing price on the London Bullion Market was $1,229 per ounce. On February 16, 2015, the average molybdenum price quoted in Platts Metals Week was $7.73 per pound.
Copper and Gold
Concentrate Sales
We produce copper and gold in saleable concentrate form at our Mount Milligan Mine and sell the concentrate to third parties, including offtakers and traders, which we refer to as “MTM Customers.” We are currently party to four multi-year concentrate sales agreements. Pursuant to these agreements, we have agreed to sell an aggregate of approximately 140,000 tonnes in calendar year 2015, 140,000 tonnes in calendar year 2016, and 40,000 tonnes in each of calendar years 2017 and 2018.
Pricing under all of the sales agreements is determined by reference to specified published reference prices during the applicable quotation periods. Payment for the concentrate is based on the price for the agreed copper and gold content of the parcels delivered, less smelting and refining charges and certain other deductions, if applicable. The copper smelting and refining charges are negotiated in good faith and agreed by the parties for each contract year based on terms generally acknowledged as industry benchmark terms. The gold refining charges are as specified in the agreements.
The commitments under our current multi-year concentrate sales agreements cover approximately 85% of our expected concentrate production in 2015 and are also less than the total expected production in 2016 and beyond. We intend to either extend our current multi-year agreements as the terms expire, or we may enter into additional multi-year sales agreements. To the extent that production is expected to exceed the volume committed under these agreements, we will sell the additional volume under short-term contracts or on a spot basis.

Gold Stream Arrangement
Pursuant to an agreement dated October 2010, as subsequently amended in December 2011, August 2012, and December 2014, with a subsidiary of Royal Gold, Inc. (“Royal Gold”) (referred to as the “Gold Stream Arrangement”), we agreed to sell to Royal Gold 52.25% of the refined gold production from Mount Milligan Mine for a total upfront payment of $781.5 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. We used the funds we received from Royal Gold in our purchase of Terrane and in the construction of the Mount Milligan Mine. To satisfy our obligations under the Gold Stream Arrangement, after we sell copper and gold concentrate from Mount Milligan Mine to MTM Customers, we purchase gold ounces in the market for delivery to Royal Gold in an amount based on a portion of the gold ounces in the copper and gold concentrate sold to MTM Customers, as determined in accordance with the terms of the Gold Stream Arrangement. For more information about the Gold Stream Arrangement, please see Note 10 in Item 8 of this 10-K, for a further discussion.

Markets
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
Gold generally is used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors may buy gold bullion, official coins or jewelry or invest through options, futures or exchange-traded funds. A combination of current mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual world-wide gold supply. The price of gold is volatile and is affected by numerous factors. Factors affecting the market for gold include the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the US dollar and foreign currencies, changes in global and regional gold demand and political and economic conditions throughout the world.
Molybdenum
Our principal molybdenum products are molybdic oxide (also known as roasted molybdenum concentrate) and ferromolybdenum. Other products we produce include high soluble technical oxide, pure molybdenum trioxide and high purity molybdenum disulfide. Prior to December 31, 2014, we sourced molybdenum from our two primary mines, TC Mine and Endako Mine, and from third-party producers. As of January 1, 2015, our principal source for molybdenum concentrate will be third-party producers, and we will either purchase the concentrate from such third parties for processing and re-sale or convert the concentrate to finished products on behalf of such third parties. Unless and until we recommence operations at our primary molybdenum mines, operations at our Langeloth Facility, which has 36 million pounds of annual roasting capacity, will be focused on the roasting and tolling of third-party material.
Markets
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
SOURCES AND AVAILABILITY OF RAW MATERIALS
Our mining operations require significant energy, principally electricity, diesel and natural gas. Most of our energy is obtained from third parties under long-term contracts. Our mining operations also require significant quantities of water for mining, ore processing and related support facilities. Although we believe we have sufficient water rights to conduct our mining operations, the loss of water rights for any of our mines, in whole or in part, or shortages of water to which we have rights, could require us to curtail or shut down mining operations. For a further discussion of risks associated with the availability of water, refer to Item 1A. “Risk Factors.”

COMPETITION
The mining industry is intensely competitive. Our competitive position is based on the quality and grade of our estimated mineral reserves, our ability to manage our costs compared to other producers throughout the world, our ability to maintain our financial integrity through the lows of the metal price cycles, our ability to attract and retain skilled employees, and our ability to manage our customer relationships. Our costs are governed to a large extent by the location, grade and nature of our estimated mineral reserves, our input costs, including energy, labor, and equipment, and our operating and management skills. The metals markets are cyclical, and our ability to maintain our competitive position over the long term is based on our ability to manage our costs, acquire and develop quality deposits, and hire and retain a skilled workforce. Our substantial indebtedness will limit our ability to significantly grow our business in the near term, but we intend to continue to grow our business through our exploration program and through future acquisitions in the long term.
Until we began producing concentrate from Mount Milligan Mine in late 2013, we exclusively mined molybdenum, and were thus subject to unique competitive advantages and disadvantages related to the price of molybdenum. As discussed above, the core focus of our business has shifted to copper and gold and away from molybdenum, which makes us less sensitive to fluctuations in the price of molybdenum but increases the effects of fluctuations in copper and gold prices on our business. Please see Item 1A, "Risk Factors" for further discussion regarding risks that may affect our competitive position.
EMPLOYEES
As of December 31, 2014, we employed approximately 980 people (approximately 700 in Canada and 280 in the United States).
Approximately 74% of employees at the Langeloth Facility are members of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America union through its Local 1311. In January 2013, a new labor agreement was reached with the union at the Langeloth Facility to cover the period from March 11, 2013 through March 11, 2016. Approximately 86% of Endako Mine’s employees are members of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union through its Local 1-424. In January 2014, a labor agreement was reached with the union at Endako Mine for the period from April 1, 2013 to March 31, 2015. After March 31, 2015, the labor agreement will automatically renew under existing terms, unless either party gives 90 days' written notice prior to the expiration of the then-current term requiring the other party to commence collective bargaining for a renewal agreement. We believe that our relations with all of our employees are good.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS
Environment
Our mining and exploration activities are subject to extensive federal, provincial, state and local laws, regulations and permits governing protection of the environment. Among other things, our Canadian operations must comply with authorizations issued under the provincial Mines Act and the Environmental Management Act. We also implement Fish Habitat Compensation Plans at Mount Milligan Mine under the Fisheries Act and the Metal Mining Effluent Regulations. In the United States, TC Mine has permits issued under the federal Clean Water Act and Clean Air Act. Our tailings storage facility at TC Mine is governed by an Idaho statute administered by the Idaho Department of Water Resources. Our primary permits at the Langeloth Metallurgical Facility are issued under the federal Clean Water Act and Clean Air Act, both of which are implemented in Pennsylvania by the state Department of Environmental Protection.
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
The costs associated with implementation and compliance with environmental requirements are substantial and possible future legislation and regulations could cause additional operating expense, capital expenditures, restrictions and delays in the development and continued operation of our properties, the extent of which cannot be predicted with certainty. In the context of environmental permitting, including approval of reclamation plans and compliance with long-term, post-reclamation obligations, we are required to comply with known standards and regulations, which may entail significant costs. For further discussion of risks associated with environmental matters, refer to Item 1A. “Risk Factors.”

Estimated future reclamation costs are based primarily on legal and regulatory requirements. As of December 31, 2014, we have provided financial assurance for reclamation costs of approximately $42.4 million at TC Mine, $13.2 million at Endako Mine (of which our 75% share is approximately $9.9 million) and $25.9 million for Mount Milligan Mine. Environmental laws and regulations generally have become more stringent and restrictive during the life of our operations. Our reclamation obligations and the related financial assurances we are required to provide will likely increase over time.
Health and Safety; Corporate Responsibility
We are committed to ensuring the health and safety of our employees and operating in a sustainable, socially responsible manner in the communities in which we operate. We have adopted an Environmental, Health and Safety Policy under which we have, among other things, implemented systems to provide ongoing safety training, promote a proactive culture among our employees, and encourage open communication to improve operating practices affecting health and safety issues. To help us achieve one of our most important goals and in an effort to be a “Leader in Safety” among our peers, we have launched a Company-wide Safety and Leadership Initiative, which combines behavioral-based safety systems with the development of a safety-centric culture and safety leadership training. The initiative was first implemented at TC Mine in 2012 and resulted in improved safety results. We are rolling out the initiative at our remaining sites, including the corporate office, in 2015.
We have also prepared and implemented an Environmental, Health and Safety Management System at Mount Milligan Mine that is intended to comply with ISO 14001:2004 and OHSAS 18001. In 2014, our All Incident Reportable Rate improved to 2.46 from 2.48 in 2013.
In addition, we have adopted a Corporate Responsibility Policy that reflects our commitment to conducting our business in a manner that, among other things, maximizes positive impacts within the workplace for our employees and within the communities in which we work and live. We have developed plans and programs to promote sustainability in our business and are committed to building long-term relationships with the communities in which we operate. For example, at Mount Milligan Mine, we have implemented a Community Sustainability Committee, by which we meet quarterly with representatives of the local communities and First Nations.
In 2014, we issued our inaugural corporate responsibility report, which may be accessed on the “Responsibility” page of our website at www.thomsponcreekmetals.com. The Environment, Health and Safety Committee of the Board of Directors is responsible for overseeing the development and implementation of the Environmental, Health and Safety Policy, the Corporate Responsibility Policy, and other related policies, and to review the performance of the Company with respect to environmental, health and safety matters. Information regarding our performance is updated annually and is made available to the public in our annual corporate responsibility report, which is posted to our website at www.thompsoncreekmetals.com.

OUR MINES
MOUNT MILLIGAN MINE (COPPER AND GOLD)
General
Mount Milligan Mine is a conventional truck-shovel open-pit copper and gold mine and concentrator with a 60,000 tpd design capacity copper flotation processing plant. Mount Milligan Mine has an estimated life of approximately 24 years (based on spot metal prices of $3.00 per pound copper and $1,250 per ounce gold) and estimated average annual production of 85 million pounds of copper and 186,700 ounces of gold in 155,000 tonnes of concentrate, over the life of the mine. For the years 2015 through 2019, the average annual production is estimated to be higher at approximately 94 million pounds of copper and 285,800 ounces of gold in 165,000 tonnes of concentrate. As of the date of this Form 10-K, Mount Milligan Mine is our only material mineral property. On January 21, 2015, we filed an updated NI 43-101 technical report for Mount Milligan Mine. Please see "Mineral Reserves" below for more information, including a discussion of certain factors taken into consideration in determining the economic viability of the mine.
In October 2010, we acquired the Mount Milligan development project as part of our acquisition of Terrane, and began construction shortly thereafter. On August 15, 2013, the phased start-up of the mine operation began with the first feed to the concentrator, and in September 2013, the first copper-gold concentrate was produced at the mine. Mount Milligan Mine reached commercial production as of February 18, 2014, defined as operation of the mill at 60% design capacity mill throughput for 30 days. Ramp-up activities continued through 2014 and are ongoing. As previously disclosed, we expect to install a secondary crushing circuit to reach 60,000 tpd on a consistent basis. Temporary crushing will be utilized during 2015 and, as a result, we expect to reach approximately 60,000 tpd by year-end 2015.
Mount Milligan Mine is located within the Omenica Mining Division in North Central British Columbia, Canada, approximately 153 kilometers northwest of Prince George, 80 kilometers north of Fort St. James and 97 kilometers west of Mackenzie. Mount Milligan Mine is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle from the east via Mackenzie on the Finlay Philip Forest Service Road and the North Philip Forest Service Road, and from the west via Fort St. James on the North Road and Rainbow Forest Service Road. Road travel to the Mount Milligan property site is 776 kilometers from Prince Rupert and 254 kilometers from Prince George. The forestry-based communities of Mackenzie and Fort St. James are within daily commuting distance of the Mount Milligan site, and both of these communities are serviced by rail. The infrastructure at Mount Milligan Mine includes a concentrator, a tailings storage facility and reclaim water ponds, an administrative building and change house, a truckshop/warehouse, a permanent operations residence, a first aid station, an emergency vehicle storage, a laboratory and sewage and water treatment facilities. The power supply is provided by B.C. Hydro via a 92-kilometer hydroelectric power line. We transport concentrate from the mine site to Mackenzie via truck, and from there transport it by railway to the port of Vancouver for shipment to MTM Customers.
Mount Milligan Mine includes 103 claims and one mining lease with a combined area of 46,271 hectares. The single mining lease that was issued to Terrane on September 9, 2009, expires on September 9, 2029, and requires a lease payment of approximately $102,000, due annually on September 9. Mineral claims are subject to exploration expenditure obligations, or we may choose to pay annual fees to the Province in lieu of exploration expenditures. All mineral claims are in good standing with an expiry date of March 2016. We expect to renew such mineral claims in the ordinary course.
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
As described above, we have entered into a Gold Stream Arrangement with Royal Gold pursuant to which we committed to sell an aggregate of 52.25% of the refined gold production from Mount Milligan Mine to Royal Gold. For more information about these transactions, see Note 10 in Item 8 of this 10-K, for a further discussion.

History
Limited exploration activity on Mount Milligan was first recorded in 1937. In 1984, prospector Richard Haslinger and BP Resources Canada Limited located claims on the site. In 1986, Lincoln Resources Inc. (“Lincoln”) optioned the claims and in 1987 completed a diamond drilling program that led to the discovery of significant copper-gold mineralization. In 1991, Placer Development Ltd. (which became Placer Dome Inc.) (“Placer”) acquired Lincoln’s interest in the Mount Milligan property, resumed exploration drilling, completed a pre-feasibility study and applied for provincial and federal approvals to develop the project. These approvals expired in 2003. Barrick Gold Corporation purchased Placer in 2006 and sold its Canadian assets to Goldcorp Inc., which then in turn sold its interest in Mount Milligan to Atlas Cromwell. Atlas Cromwell then changed its name to Terrane Metals Corp. In October 2010, we acquired Terrane and the Mount Milligan project.
Geology, Deposit Types and Mineralization
Mount Milligan Mine is a tabular, near-surface, alkalic copper-gold porphyry deposit that measures some 2.6 kilometers north-south, 1.6 kilometers east-west and is more than 396 meters thick. It consists of two principal deposits, the Main deposit and Southern Star deposit. The Main deposit includes four contiguous zones: MBX, WBX, DWBX and 66, all of which are spatially associated with the MBX monzonite stock and Rainbow Dyke. The Southern Star deposit is centered on a monzonite stock of the same name and is some 500 meters south of the Main deposit.
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
Exploration
A 5,590-meter core drilling program was completed in 2011 to follow-up previous holes drilled into the footwall of the WBX and other stocks, where potential copper-gold mineralization was indicated at depth. A total of eight holes were drilled, testing primarily for down-faulted blocks of mineralized rock below the western portion of the current deposit and pit limits. An additional 867 meters of core was drilled in ten holes to provide new samples for metallurgical test work. There was no exploration activity at Mount Milligan in 2013. Exploration work was conducted in 2014 on the mining claims and consisted of soil sampling, geological mapping, ground geophysical surveying (induced Polarization and magnetics) along with detailed follow-up mapping.

THOMPSON CREEK MINE (Molybdenum)
General
TC Mine is an open-pit molybdenum mine and concentrator located approximately 48 kilometers southwest of the town of Challis, Idaho, USA, with an estimated mine life of approximately seven years (based on a molybdenum price of $10.00 per pound). TC Mine is accessible by commercial air carrier into the cities of Idaho Falls, Sun Valley and Boise, Idaho. Vehicle access to the mine is available by highway and gravel roads from each of these cities.
The TC Mine land holdings are comprised of 1,589 patented and unpatented lode, mill site and placer claims along with fee owned property totaling approximately 9,955 hectares. All current ore reserves are located on patented mineral claims and are not expected to be subject to any US federal government royalties that could be enacted in the future. Approximately 50% of the mineral claims are located within the boundaries of the Salmon-Challis National Forest, with the remaining 50% located within the perimeter of land managed by the United States Bureau of Land Management. Annual assessment fees, totaling approximately $170,035 were made to the United States Bureau of Land Management in 2014 to maintain 1,097 unpatented mining claims at TC Mine through August 2015. We also paid state and county property taxes of $750,792 in 2014. Currently there is no mining taking place on property that requires the payment of a royalty.
The TC Mine operation consists of an open-pit mine, ore crusher and conveyer system, mill and concentrator, tailings and containment dam, an administrative building, a truck shop/warehouse and support facilities. Open-pit mining began at TC Mine in 1983. Material mined from TC Mine is treated at a processing plant on site, and concentrate material is transported to our Langeloth Facility. Electric power is provided to the site by the Salmon River Electric Co-op through a 40 kilometer 230 kV power line to the South Butte Substation, then by a 4 kilometer 69 kV line to the mill site. Both of these lines are owned by TC Mine. Fresh water for TC Mine is pumped from the Salmon River.
Due to declines in molybdenum prices and projected operating costs at TC Mine, in October 2012, we suspended waste stripping activity associated with Phase 8. Since that time, the molybdenum market has continued to weaken and, as a result, we put TC Mine on care and maintenance in December 2014 when the mining and processing of Phase 7 ore was completed. While TC Mine is on care and maintenance, we will conduct limited stripping for Phase 8 to maintain the optionality of the mine.
History
The TC Mine deposit was discovered in 1968 by Cyprus Mines Corporation (“Cyprus”). Surface exploration, diamond and reverse circulation drilling were done by Cyprus. Cyprus started construction of the mine in 1981, with full production beginning in 1983 and continuing until 1992 when operations were suspended due to depressed molybdenum prices. In 1993, Thompson Creek Metals Company USA, whom we acquired in October 2006, purchased the mine and resumed operations in 1994. The mine operated continuously from 1994 until it was placed on care and maintenance in December 2014; however, production was reduced during 2008 and 2009 due to reduced demand for molybdenum during that period.

Geology, Deposit Types and Mineralization
The TC Mine porphyry molybdenum deposit is located near the structural intersection of two geologic provinces: continental, arc-related intrusive rocks of the late Cretaceous Idaho Batholith (the “Idaho Batholith”) are exposed to the west of the mine, while complexly deformed Paleozoic metasedimentary rocks are dominant to the east. The Idaho Batholith is a multi-phase, long-lived intrusion with a granitic to granodioritic composition. Paleozoic metasedimentary rocks form the wall-rock portions of the TC Mine deposit. Historic mining within the district was associated with syngenetic stratiform base-, precious-metal (i.e. lead-silver) mineralization which is locally developed in the Paleozoic units. The majority of the TC Mine molybdenum deposit is hosted within igneous rocks of the TC Mine intrusive complex, with minor amounts found within adjacent metasediments.
The TC Mine deposit is classified as an intrusive-hosted molybdenum porphyry system. Porphyry molybdenum deposits are divided into two subtypes: Climax-type and Quartz Monzonite (Endako)-type. TC Mine belongs to the Quartz Monzonite category. In contrast to the rift-related (extensional) Climax-type deposits, the Quartz Monzonite-type deposits are formed by subduction-related (compressional) processes. Molybdenum mineralization at TC Mine is primarily hosted in a composite granodiorite-quartz monzonite stock of Cretaceous age (i.e. TC Mine intrusive complex). This composite stock intruded carbonaceous and locally limy argillite (i.e. metasediments) of the Mississippian Copper Basin Formation. Where it is in contact with the TC Mine intrusive complex, the argillite has been contact-metamorphosed to hornfels and locally to skarn. The intrusive and sedimentary rocks are unconformably overlain by the Eocene Challis Volcanics, a post-mineral sequence of andesite to rhyodacite tuffs, flows and agglomerates. Locally, the volcanic cover is up to 305 meters thick. These volcanic rocks fill valleys and depressions in the paleotopography around the TC Mine site.
Exploration

On-site 2013 exploration activities around and peripheral to the TC Mine infrastructure consisted of surface mapping and rock sampling. During 2013, a drilling permit was approved by the United States Forest Service for exploration drilling of targets identified within the Bruno Creek drainage east of the current mine infrastructure. There were no exploration activities performed on the off-site Long Canyon and Little Fall Creek properties in 2014.
Annual assessment fees, totaling approximately $97,805 were made to the United States Bureau of Land Management in 2014 to maintain 631 unpatented lode mining claims at both the Long Canyon and Little Fall Creek properties through August 2015.
On-site exploration activities in the TC Mine area in 2015 are expected to be minimal and may include surface mapping, rock sampling and target identification. No exploration work other than routine claim maintenance is planned for the off-site Long Canyon and Little Fall Creek properties in 2015.
ENDAKO MINE (Molybdenum)
General

Endako Mine is an open-pit molybdenum mine, concentrator and roaster located approximately 161 kilometers west of Prince George, British Columbia, Canada, with an estimated mine life of approximately two years (based on a molybdenum price of $10.00 per pound).

Endako Mine is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle west on a paved highway for approximately 161 kilometers, then south on the Endako Mine road for an additional 11 kilometers. In March 2012, we completed a mill expansion project at Endako Mine. The expansion project included the construction of a new mill to replace the previous mill constructed in the 1960’s. The new mill is designed to process 55,000 tons of ore per day compared to 31,000 tons per day in the old mill. The previous 45-year old mill at the site has been shut down and is currently on care and maintenance.
Endako Mine is operated as a joint venture (the “Endako Mine Joint Venture”) between Thompson Creek Mining Ltd. (“TCML”), one of our subsidiaries, which holds a 75% interest, and Sojitz Moly Resources, Inc. (“Sojitz”), a subsidiary of Sojitz Corporation, which holds the remaining 25% interest. See “Endako Mine Joint Venture” below for further details regarding the Endako Mine Joint Venture.
The property is currently comprised of a contiguous group of 58 mineral tenures containing 32 claims and 26 leases, covering approximately 12,778 hectares. In addition, the Endako Mine Joint Venture holds surface rights to a portion of the mine site area. The mineral leases are subject to annual fees, and the mineral claims are subject to exploration expenditure obligations. We may choose to pay annual fees to the Province in lieu of exploration expenditures. All mineral claims are in good standing, and expiry dates range from March 2018 to February 2024. We expect to renew such mineral claims in the ordinary course.
Endako Mine deposit is divided into four named areas: Northwest, Denak West, Denak East and Endako. Mining is in progress or has occurred in the Endako and both Denak areas. The Northwest zone is yet to be produced. The property contains processing facilities, waste dumps and tailings disposal areas. There are no royalties, back-in rights, encumbrances on title or other agreements, other than the agreement governing the Endako Mine Joint Venture. The infrastructure at Endako Mine includes a 55,000 ton per day concentrator, a 40,000 to 45,000 pound per day roaster (and an additional non-operating roaster), tailings and reclaim water ponds, a crushing plant, an administrative building, a truck shop/warehouse, a change house, a first aid station, a laboratory, a garage and other shops. The power supply of the site is provided by a 9 kilometer, 69 kV power line owned by B.C. Hydro from a nearby substation. Water for the milling process is re-circulated from the tailings facility while make-up water is pumped from François Lake, located nearby.
In mid-December 2014, we announced that we and Sojitz had agreed to place Endako Mine on temporary suspension effective December 31, 2014, due to continued weakness in the molybdenum market. In connection with the temporary suspension, approximately 50% of salaried employees at Endako Mine were terminated by December 31, 2014, and the employment of the hourly employees have been temporarily suspended after the required 60-day notice period and will remain so suspended while the mine is on temporary suspension.
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
The mine and mill were re-opened in 1986, and by 1989 production reached approximately 31,000 tons per day. In June 1997, TCML and Sojitz, the parties to the Endako Mine Joint Venture, purchased Endako Mine from Placer. We acquired TCML in October 2006 through our acquisition of Thompson Creek Metals Company USA.
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
Exploration
No exploration activities were completed in 2014, and no exploration activities are planned for 2015, on the Endako Mine land tenure. A mine lease application filed in November 2013 to convert 24 mineral claims was successfully granted in June 2014. The new mine lease is required to allow mining in the areas we refer to as the Denak West Extension.
Endako Mine Joint Venture
The Endako Mine Joint Venture was formed on June 12, 1997 pursuant to the terms of the Exploration, Development and Mine Operating Agreement between TCML and Sojitz (the “Endako Mine Joint Venture Agreement”). We have been appointed manager of the Endako Mine Joint Venture with overall management responsibility for operations. As manager, we prepare annual budgets and production plans and submit them to Sojitz for approval. In the event Sojitz rejects any or all of a proposed budget or production plan, the parties are required to work to develop a mutually acceptable budget and production plan. As manager, we manage, direct and control Endako Mine, provided that each of the following actions requires the approval of both us and Sojitz: (i) disposition of all or a substantial portion of the Endako Mine assets; (ii) contracts with affiliates over $500,000 or sales of product to our affiliates or affiliates of Sojitz; (iii) compensation for management of the business; (iv) modification of the Endako Mine Joint Venture Agreement; (v) any change in business purpose; (vi) any modifications or replacements to the production plan for Endako Mine; (vii) investment in other companies; (viii) any borrowing by the joint venture or loan to any third party or any guarantee; (ix) changes in the manager, other than by reasons of default; and (x) except in the case of emergency or unexpected expenditures, a discretionary capital expenditure in excess of $1.0 million. Our and Sojitz’s participating interests in the joint venture are currently 75% and 25%, respectively; those interests may be recalculated under certain circumstances set forth in the Endako Mine Joint Venture Agreement.

OTHER OPERATING PROPERTIES
Langeloth Metallurgical Facility
Our wholly-owned Langeloth Facility is located in Langeloth, Pennsylvania, approximately 40 kilometers west of Pittsburgh, on land we own in fee simple. The facility receives molybdenum disulfide concentrate from TC Mine, Endako Mine and from third party producers that is either purchased for processing and re-sale or that is toll converted to finished products for third parties. The facility produces and sells ammonium perrhenate and rhenium metal pellets as well as sulfuric acid all recovered as by-products of processing the molybdenum disulfide. In addition, the Langeloth Facility calcines other metal containing materials from various third-party operations.
Four multiple-hearth furnaces are used for the conversion (roasting) of molybdenum disulfide concentrate into technical grade molybdenum oxide. These four roasters have the annual capacity to process 36 million pounds of molybdenum contained in concentrates. The molybdenum oxide can be sold as a finished product to customers or can be upgraded at the facility to molybdenum oxide briquettes, pure molybdenum trioxide powder or various sizes of ferromolybdenum products. Two furnaces are used to calcine non-hazardous metal containing materials that contain metals other than molybdenum.
The plant has been and continues to be upgraded by an ongoing capital improvement program. Further, an acid plant shutdown occurs approximately every three years to refurbish acid plant process equipment. Following an extended seven-week shutdown in 2012, we have planned a five-week shutdown in 2015.

EXPLORATION PROPERTIES
Berg Property
In October 2010, we acquired the Berg property as part of the Terrane acquisition. The Berg property is a copper, molybdenum, and silver exploration property that is located in the Omineca Mining Division within the Tahtsa Ranges of west-central British Columbia, Canada approximately 84 kilometers southwest of Houston and 23 kilometers northwest of the Huckleberry Mine. The Berg property is comprised of 115 mineral claims and one mining lease centered at 53° 48’ North Latitude and 127° 26’ West Longitude for a total of approximately 45,949 acres.
The Berg property is 100% owned by us with a 1% net smelter return royalty held by Royal Gold on eight of the mineral claims and one mining lease, including those which host the deposit on the Berg property. All mineral claims and the mining lease are in good standing and good to dates ranging from August 2015 to November 2021. Mineral claims are subject to exploration expenditure obligations, or we may choose to pay annual fees to the province in lieu of exploration expenditures. We expect to renew such mineral claims and mining lease in the ordinary course.

Drilling on the property was initiated by Kennecott in 1965, and this led to the delineation of two main mineralized zones. In 1972, exploration and development of the Berg property were taken over by another owner under agreement with Kennecott, and by 1980, a total of 119 diamond drill holes for 20,128 meters had been completed on the Berg property. In 2007 and 2008, Terrane carried out diamond drill programs totaling 22,948 meters in 60 holes designed to confirm the results of previous work and define the resource with infill and step-out drilling, particularly below the historic resource, and provide fresh material for metallurgical test work. In 2011, we commissioned additional exploration and drilling delineation to support an advanced scoping study. The 2011 drilling program included 10,678 meters of drilling (35,024 feet). In 2014 a helicopter-supported surface mapping and sampling program was performed over the Berg property and the environmental baseline monitoring programs were maintained. In 2015, certain environmental monitoring programs will continue and additional geologic sampling and mapping will be considered.
Maze Lake Property
The Maze Lake property is an early-stage gold exploration project located in the Kivalliq District of Nunavut in Canada, 90 kilometers southwest of Rankin Inlet and 45 kilometers west of Whale Cove, both on Hudson Bay. An interest in the property was acquired by Terrane following the discovery of an 29 kilometer long gold trend that was identified by regional till sampling in 2000. The Maze Lake property consists of property covered by three Inuit Owned Lands Mineral Exploration Agreements with a total area of 12,409 hectares. Such Agreements allow us to terminate our interest in the property at any time.
In 2008, Terrane formed a joint venture (the “MLJV”) with Laurentian Goldfields Ltd. to explore and develop the Maze Lake property. Upon formation of the MLJV, Terrane contributed its Maze Lake mining interests to the MLJV in return for a 43% interest in the MLJV. We acquired Terrane’s interest in the MLJV in October 2010 as part of the Terrane acquisition. In June 2013, we acquired Laurentian Goldfields Ltd.’s interest in the MLJV, granted a 1% net smelter return royalty to Laurentian Goldfields Ltd., and terminated the MLJV.
The Mineral Exploration Agreements are in good standing, with the next annual holding fee of $49,636 being due April 1, 2015 and the annual assessment work or payment of assessment work deficiency in the amount of $397,912 being due June 30, 2015. In 2014, no drilling or field investigations were completed on the property. No additional drilling or field work is planned for 2015.

MINERAL RESERVES
Our proven and probable mineral reserves have been estimated in accordance with the definitions of such terms adopted by the Canadian Institute of Mining, Metallurgy and Petroleum ("CIM") and incorporated in National Instrument 43-101 ("NI 43-101") by Canadian securities regulatory authorities. Technical reports have been filed regarding the disclosure of mineral reserves for our material property, Mount Milligan Mine, as required by NI 43-101. The proven and probable estimated mineral reserves are those tonnages contained within economically optimized pits, configured using current and predicted mining and processing methods and related operating costs and performance parameters. Mineral reserve estimates reflect our reasonable expectation that all necessary permits and approvals will be obtained and maintained. We believe that our proven and probable estimated mineral reserves are equivalent to proven and probable reserves as defined by the Securities and Exchange Commission's (the "SEC") Industry Guide 7. See the Glossary of Terms below for an explanation of mining terms used in this report.
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
The following tables set forth the estimated copper and gold mineral reserves for Mount Milligan as of December 31, 2014:
Proven and Probable Copper and Gold Estimated Mineral Reserves at December 31, 2014(1)

Property	Category	Metric Tonnes	Copper Grade	Contained Copper	Gold Grade	Contained Gold
		(millions)	(%Cu)	(millions of lbs)	(gram per tonne)	(millions of oz)
Mount Milligan	Proven—Mine	298.8	0.207	1,361.0	0.424	4.08
	Proven—Stockpile	1.3	0.184	5.4	0.469	0.02
	Probable—Mine	242.0	0.195	1,041.0	0.269	2.10
	Probable—Stockpile	—	—	—	—	—
	Proven + Probable	542.1	0.201	2,407.4	0.355	6.20
Total	Proven	300.1	0.206	1,366.4	0.424	4.10
	Probable	242.0	0.195	1,041.0	0.269	2.10
	Proven + Probable	542.1	0.201	2,407.4	0.355	6.20

(1)
The mineral reserve estimates for Mount Milligan Mine were prepared by Robert Clifford, our Director of Mine Engineering, who is a Qualified Person under NI 43-101. The mineral reserve estimates were prepared using an ultimate open pit design optimized at spot metal prices of $3.00/lb copper, $1,250/oz gold, an exchange rate of US$1.00/C$1.10, a cut-off grade of 0.176% copper equivalent, and takes into consideration metallurgical recoveries, concentrate grades, transportation costs, smelter treatment charges, and royalty and streaming arrangements in determining economic viability. The mineral reserve estimates are based on the cost and price assumptions included in the NI 43-101 technical report entitled "NI 43-101 Technical Report—Mount Milligan Mine—Northern Central British Columbia" dated January 21, 2015 and filed on SEDAR on January 21, 2015. Mill recoveries vary by rock type and region but average 84.2% copper and 72.5% gold. Anticipated losses resulting from beneficiation average approximately 4.0% copper and 2.5% gold.

The following table sets forth the estimated molybdenum mineral reserves for TC Mine and Endako Mine as of December 31, 2014:

Proven and Probable Molybdenum Estimated Reserves at December 31, 2014 (1)

Mine	Category	Metric Tonnes	Molybdenum Grade	Contained Molybdenum
		(millions)	(%Mo)	(millions of lbs)
TC Mine	Proven—Mine	34.3	0.077	58.3
	Proven—Stockpile	—	—	—
	Probable—Mine	31.7	0.068	47.3
	Probable—Stockpile	—	—	—
	Proven + Probable	66.0	0.073	105.6

Endako Mine	Proven—Mine	8.4	0.056	10.4
	Proven—Stockpile	1.7	0.039	1.4
	Probable—Mine	9.3	0.055	11.3
	Probable—Stockpile	14.0	0.041	12.7
	Proven + Probable	33.4	0.049	35.8

Total	Proven	44.4	0.072	70.1
	Probable	55.0	0.059	71.3
	Proven + Probable	99.4	0.065	141.4
_______________________________________________________________________________

(1)
The mineral reserve estimates for TC Mine and Endako Mine were prepared by the TC Mine and Endako Mine staff, respectively, under the supervision of Robert Clifford, our Director of Mine Engineering, who is a Qualified Person under NI 43-101. The mineral reserve estimates utilized a cut-off grade of 0.030% molybdenum ("Mo") and an average long-term molybdenum price of $10.00 per pound. The mineral reserve for Endako Mine is stated on a 100% basis; we own 75% of Endako Mine. Mill recoveries vary by rock type and region but average 88.8% at TC Mine and 74.8% at Endako Mine. Anticipated losses resulting from beneficiation average 1% at both TC Mine and Endako Mine.

Reconciliation of Year-End 2014 and 2013 Proven and Probable Copper and Gold Estimated Mineral Reserves (1)

	Contained Copper	Copper Pounds	Contained Gold	Gold Ounces
	(millions of lbs)	(% of opening)	(millions of oz)	(% of opening)
December 31, 2013	2,098	100%	5.95	100%
Depletion (2)	(84)	(4)%	(0.29)	(5)%
Revisions and additions (3)	393	19%	0.54	9%
December 31, 2014	2,407	115%	6.20	104%
_______________________________________________________________________________

(1)	The figures incorporated in the table above were prepared by Robert Clifford, Director of Mine Engineering, who is a Qualified Person under NI 43-101.

(2)	Depletion of mineral reserves reflects removal of in-situ pit reserves.

(3)
Revisions/additions reflect changes due to exploration and economic model updates and optimizations utilizing cost and price assumptions as described in the NI 43-101 technical report entitled "NI 43-101 Technical Report—Mount Milligan Mine—Northern Central British Columbia" dated January 21, 2015 and filed on SEDAR on January 21, 2015.

Reconciliation of Year-End 2014 and 2013 Proven and Probable Molybdenum Estimated Mineral Reserves (1)

	TC Mine		Endako Mine
Property	Contained Molybdenum	Pounds	Contained Molybdenum	Pounds
	(millions of pounds)	(% of opening)	(millions of pounds)	(% of opening)
December 31, 2013	122.1	100%	75.8	100%
Depletions (2)	(19.1)	(16)%	(16.3)	(22)%
Revisions and additions (3)	2.5	2%	(23.7)	(31)%
December 31, 2014	105.5	86%	35.8	47%
_____________________________________________________________________________

(1)	The figures incorporated in the table above were prepared by Robert Clifford, our Director of Mine Engineering, who is a Qualified Person under NI 43-101.

(2)	Depletion of mineral reserves reflects both removal of in-situ pit reserves and drawdown of stockpile reserves.

(3)
Revisions for TC Mine reflect the effect of higher realized grade during 2014. Revisions for Endako Mine reflect changes due to exploration and economic model updates and optimizations utilizing an average long-term molybdenum price of $10.00 per pound.

Reconciliation of Estimated Mineral Reserves Under NI 43-101 and Under SEC Industry Guide 7
As mineral reserves are reported under both NI 43-101 and SEC Industry Guide 7 standards, it is possible for mineral reserve figures to vary between the two standards due to the differences in reporting requirements under each standard. For example, NI 43-101 has a minimum requirement that mineral reserves be supported by a pre-feasibility study, whereas SEC Industry Guide 7 requires support from a detailed feasibility study that demonstrates that economic extraction is justified.
For our estimated mineral reserves at December 31, 2014, there is no difference between the mineral reserves as disclosed under NI 43-101 and those disclosed under SEC Industry Guide 7, and therefore no reconciliation is provided.
NON-RESERVES—ESTIMATED MEASURED AND INDICATED MINERAL RESOURCES
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
The estimated measured and indicated mineral resources which are reported herein do not include that part of our mineral resources that have been converted to proven and probable mineral reserves as shown above. Measured and indicated mineral resources have been estimated in accordance with the definitions of such terms adopted by the CIM and incorporated in NI 43-101. We have filed a technical report regarding the disclosure of mineral resources for our material property, Mount Milligan Mine. Measured and indicated mineral resources are equivalent to mineralized material as such term is defined in SEC Industry Guide 7. See the Glossary of Terms below for an explanation of mining terms used in this report.
The total estimated measured and indicated mineral resources for all properties have been estimated at variable economic cut-off grades based on the metal prices provided below, and on economic parameters deemed realistic. The economic cut-off grades for mineral resources are lower than those for mineral reserves and are indicative of the fact that the mineral resource estimates include material that may become economic under more favorable conditions, including increases in metal prices.

The following tables summarize our estimated non-reserves—measured and indicated mineral resources, exclusive of mineral reserves, at December 31, 2014:
Estimated Measured and Indicated Copper Mineral Resources at December 31, 2014

	Measured		Indicated		Measured & Indicated
Property	Metric Tonnes	Copper Grade	Metric Tonnes	Copper Grade	Metric Tonnes	Copper Grade
	(millions)	(%Cu)	(millions)	(%Cu)	(millions)	(%Cu)
Mount Milligan (1)	43.2	0.12	79.1	0.17	122.3	0.15
Berg Property (2)	53.3	0.48	452.7	0.28	506.0	0.30
Total 2014	96.5	0.32	531.8	0.26	628.3	0.27
Estimated Measured and Indicated Gold Mineral Resources at December 31, 2014

	Measured		Indicated		Measured & Indicated
Property	Metric Tonnes	Gold Grade	Metric Tonnes	Gold Grade	Metric Tonnes	Gold Grade
	(millions)	(gram/tonne)	(millions)	(gram/tonne)	(millions)	(gram/tonne)
Mount Milligan (1)	43.2	0.465	79.1	0.243	122.3	0.321
Estimated Measured and Indicated Molybdenum Mineral Resources at December 31, 2014

	Measured		Indicated		Measured & Indicated
Property	Metric Tonnes	Mo Grade	Metric Tonnes	Mo Grade	Metric Tonnes	Mo Grade
	(millions)	(%Mo)	(millions)	(%Mo)	(millions)	(%Mo)
TC Mine (3)	25.2	0.064	28.4	0.062	53.6	0.063
Endako Mine (3)	47.6	0.047	61.6	0.047	109.2	0.047
Berg Property (2)	53.3	0.030	452.7	0.038	506.0	0.037
Total 2014	126.1	0.043	542.7	0.046	668.8	0.046
Estimated Measured and Indicated Silver Mineral Resources at December 31, 2014

	Measured		Indicated		Measured & Indicated
Property	Metric Tonnes	Silver Grade	Metric Tonnes	Silver Grade	Metric Tonnes	Silver Grade
	(millions)	(gram/tonne)	(millions)	(gram/tonne)	(millions)	(gram/tonne)
Berg Property (2)	53.3	4.5	452.7	3.7	506.0	3.8
_______________________________________________________________________________

(1)
The mineral resource estimates, exclusive of mineral reserves, for Mount Milligan Mine were prepared by Robert Clifford, Director of Mine Engineering, who is a Qualified Person under NI 43-101. The mineral resource estimates were tabulated within a conceptual open pit shell using spot metal prices of $3.50/lb copper, $1,500/oz gold, a cut-off grade of 0.176% copper equivalent, and takes into consideration metallurgical recoveries, concentrate grades, transportation costs, smelter treatment charges, and royalty and streaming arrangements. The mineral resource estimates are based on the cost and price assumptions included in a NI 43-101 technical report prepared for us entitled "NI 43-101 Technical Report—Mount Milligan Mine—Northern Central British Columbia" dated January 21, 2015 and filed on SEDAR on January 21, 2015.

(2)
The mineral resource estimate for the Berg property was approved by Robert Clifford, Director of Mine Engineering who is a Qualified Person under NI 43-101. The mineral resource estimate for the Berg property was prepared using a 0.30% copper equivalent cut-off, with copper equivalency defined using metal prices of $1.60/lb copper, $10.00/lb molybdenum, and $10.00/oz silver, taking into account forecast metallurgical recoveries. Resources are reported to a maximum depth of 450 meters (1,476.38 feet) below surface.

(3)
The mineral resource estimates, exclusive of mineral reserves, for TC Mine and Endako Mine were prepared by the TC Mine and Endako Mine staff, respectively, under the supervision of Robert Clifford, Director of Mine Engineering, who is a

Qualified Person under NI 43-101. The mineral resource estimates utilized a cut-off grade of 0.025% Mo and an average long-term molybdenum price of $12.00 per pound.
NON-RESERVES—ESTIMATED INFERRED MINERAL RESOURCES
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
Inferred mineral resources have been estimated in accordance with the definitions of such terms adopted by the CIM and incorporated in NI 43-101. We have filed technical reports regarding the disclosure of mineral resources for TC Mine and Endako Mine, Mount Milligan, and the Berg property. See the Glossary of Terms below for an explanation of mining terms used in this report.
The following tables summarize estimated non-reserves—inferred mineral resources as of December 31, 2014:
Estimated Inferred Mineral Resources

Property	Metric Tonnes	Copper Grade	Gold Grade	Molybdenum Grade	Silver Grade
	(millions)	(%)	(gram/tonne)	(%)	(gram/tonne)
Mount Milligan (1)	10.1	0.15	0.34	—	—
TC Mine (2)	0.5	—	—	0.044	—
Endako Mine (2)	2.2	—	—	0.039	—
Berg Property (3)	144.6	0.23	—	0.033	2.5
_______________________________________________________________________________

(1)
The inferred mineral resource estimates for Mount Milligan Mine were prepared by Robert Clifford, Director of Mine Engineering, who is a Qualified Person under NI 43-101. The inferred mineral resource estimates were tabulated within a conceptual open pit shell using spot metal prices of $3.50/lb copper, $1,500/oz gold, a cut-off grade of 0.176% copper equivalent, and takes into consideration metallurgical recoveries, concentrate grades, transportation costs, smelter treatment charges, and royalty and streaming arrangements. The inferred mineral resource estimates are based on the cost and price assumptions included in a NI 43-101 technical report prepared for us entitled "NI 43-101 Technical Report—Mount Milligan Mine—Northern Central British Columbia" dated January 21, 2015 and filed on SEDAR on January 21, 2015.

(2)
The inferred mineral resource estimates for TC Mine and Endako Mine were prepared by the TC Mine and Endako Mine staff, respectively, under the supervision of Robert Clifford, Director of Mine Engineering, who is a Qualified Person under NI 43-101. The inferred mineral resource estimates utilized a cut-off grade of 0.025% Mo and an average long-term molybdenum price of $12.00 per pound.

(3)
The inferred mineral resource estimate for the Berg property was approved by Robert Clifford, Director of Mine Engineering, who is a Qualified Person under NI 43-101. The inferred mineral resource estimate for the Berg property is reported using a 0.30% copper equivalent cut-off, with copper equivalency defined using metal prices of $1.60/lb copper, $10.00/lb molybdenum, and $10.00/oz silver, taking into account forecast metallurgical recoveries. Resources are reported to a maximum depth of 450 meters (1,476.38 feet) below surface.

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
Our business is dependent on the prices of copper, gold and molybdenum, and given the fact that we are only operating Mount Milligan Mine at the present time, fluctuations of copper and gold prices will have a greater impact on our operating performance in the near future. The prices of copper, gold and molybdenum are volatile and are affected by numerous factors beyond our control. Factors tending to influence such prices include the following:

•	the rates of global economic growth;
•regional and worldwide supply, including the start-up of new primary and bi-product mines;
•regional and worldwide demand for products containing copper, gold and/or molybdenum;
•the availability and cost of substitute materials;
•inventory levels;
•our production costs and the production costs of our competitors;
•expectations with respect to the rate of inflation;
•the relative strength of the US dollar and certain other currencies;
•interest rates;
•global or regional political or economic conditions, including interest rates and currency values; and

•	sales by central banks and other holders, speculators and producers in response to any of the above factors.
The prices of copper, gold and molybdenum have fluctuated historically. During the three years ended December 31, 2014, the average spot copper price on the London Metals Exchange ranged from a low of $3.01 to a high of $3.96 per pound, the average London P.M. fixed prices for gold per ounce on the London Bullion Market ranged from a low of $1,195 to a high of $1,792 and the average price for molybdenum quoted in Platts Metals Week ranged from a low of $8.70 to a high of $15.20 per pound. There is no assurance that any hedging transactions designed to reduce the risk associated with fluctuations in metal prices will be successful.
Any decline in the prices of copper, gold or molybdenum adversely impacts our revenues, net income and cash flows and could affect our ability to make necessary capital investments, repay our debt and meet our debt service and other fixed obligations, and depress the trading prices of our common stock and our publicly traded debt securities. Sustained declines in prices could also:

•	cause us to revise our operating plans, resulting in reduced output, temporary suspension of operations or closure of one or more of our mines or other facilities;

•	further reduce revenues through production declines due to cessation of mining of deposits that have become uneconomic;

•	reduce funds available for capital expenditures, including installation of a secondary crushing circuit at Mount Milligan Mine;
•delay or prevent our ability to make accretive acquisitions or conduct exploration work;
•reduce existing reserves due to economic viability; and
•cause us to write down assets and accelerate depletion, reclamation and closure charges.

Extended delays and additional material capital requirements to fully ramp up operations at Mount Milligan Mine could have a material adverse effect on our business, financial condition and results of operations.
While we achieved commercial production at Mount Milligan Mine (defined as 30 days of 60% design capacity mill throughput) as of February 18, 2014 and reached approximately 80% of design throughput in the second half of December 2014, ramp-up efforts continue, and we will need to make certain additional capital investments to reach on a consistent basis throughput of 60,000 tpd. As previously disclosed, we have determined that a secondary crushing circuit at Mount Milligan Mine will be necessary to consistently reach 60,000 tpd, but due to current metal prices, construction will not commence until market conditions improve. If we experience extended delays in completing the ramp-up phase, experience other operational challenges requiring additional material capital expenditures, and/or copper and gold prices decline significantly, we may need to write down Mount Milligan Mine's assets or make the decision to cease mining operations and production at Mount Milligan Mine, each or both of which would have a material adverse impact on our business. Our profitability will be substantially impacted by our ability to successfully operate Mount Milligan Mine at design capacity within our projected time frame and budget.
Our substantial indebtedness could adversely affect our financial condition.
As of December 31, 2014, our total debt was approximately $944.7 million, including equipment lease obligations, and we have unused net funding commitments of $12.6 million available under the Caterpillar equipment financing facility. We also have $761.5 million in deferred revenue under our Gold Stream Arrangement. Until the deposits received in the Gold Stream Arrangement have been fully offset against Royal Gold’s purchases of gold under the agreement, the deposits will be secured by our Mount Milligan Mine assets. After the deposits have been fully offset, Royal Gold will continue to have a security interest in 52.25% of the refined gold produced from Mount Milligan Mine.
Subject to the limits contained in the indentures that govern our outstanding 2017 Notes, 2018 Notes and 2019 Notes, the amended and restated gold stream agreement with Royal Gold, and our other debt instruments, we may be able to incur additional debt. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important negative consequences, including:

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

We may be unable to generate sufficient cash to service all of our indebtedness and meet our ongoing liquidity needs, and we may not be able to refinance all or a portion of our debt on commercially reasonable terms or at all.
Our ability to make scheduled payments or to refinance our debt and to fund our planned capital expenditures and other liquidity needs depends on our financial and operating performance, which is subject to multiple factors, including prevailing economic conditions and commodity prices, some of which are beyond our control. There is no assurance that we will generate sufficient cash flow from operations or be able to obtain additional financing, on commercially reasonable terms or at all, to service our debt and fund our ongoing liquidity needs. We may need to refinance all or a portion of our existing debt on or before maturity. Our ability to restructure or refinance our debt depends on the condition of the capital markets and our financial condition, and there is no assurance that we will be able to do so on commercially reasonable terms or at all.
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
A failure to satisfy any of our debt obligations could be exacerbated by cross default provisions. For example, a default under the Caterpillar equipment financing facility will trigger cross defaults to our amended and restated gold stream agreement with Royal Gold, and vice versa, and could also trigger cross defaults to the indentures governing our outstanding notes and other material agreements. In the event of a default under the Caterpillar equipment financing facility, Caterpillar could: (1) terminate the lease by us of equipment purchased by the lender and leased to us pursuant to the facility; (2) terminate the lender's obligation to purchase additional equipment and lease such equipment to us pursuant to the terms of the facility; (3) accelerate the payment of all lease payments unpaid under the facility, together with default interest; (4) accelerate the payment of the balance of the purchase price for equipment, which would have been due and payable from the date of termination; and (5) foreclose on the equipment purchased and leased under the facility and apply the proceeds from the sale of such equipment to any shortfall in the payment by us of amounts due. In the event of default under our amended and restated gold stream agreement with Royal Gold, Royal Gold could require us to repay the amounts Royal Gold has invested in Mount Milligan Mine, as adjusted and reflected in the deposit record maintained in accordance with the agreement, which amounts totaled $734.4 million as of December 31, 2014. In the event of a default under the indentures governing the 2017 Notes, 2018 Notes and 2019 Notes, the trustee or holders of at least 25% in principal of the outstanding 2017 Notes, 2018 Notes and 2019 Notes, as applicable, may declare the principal, premium, if any, and accrued and unpaid interest on the notes to be immediately due and payable. If we were to default under any of these arrangements, we may not have sufficient assets to repay such indebtedness upon a default or have access to sufficient alternative sources of funds. If we are unable to repay the indebtedness, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
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
Exchange rate fluctuations may affect the costs that we incur in our operations. Our costs for Endako Mine and Mount Milligan Mine are incurred principally in Canadian dollars. However, our future revenue is tied to market prices for copper, gold, molybdenum, and silver, which are denominated in US dollars. The appreciation of the Canadian dollar against the US dollar can increase the cost of our production and capital expenditures in US dollars, and our results of operations and financial condition could be materially adversely affected. Although we have in the past used, and may in the future use, hedging strategies to limit our exposure to currency fluctuations, there can be no assurance that such hedging strategies will be successful or that they will mitigate the risk of such fluctuations.
Mine closure and reclamation costs for environmental liabilities may exceed the provisions we have made and our inability to provide reclamation bonding or maintain insurance could adversely affect our operating results and financial condition.
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
As of December 31, 2014, we had provided the appropriate regulatory authorities in the United States and Canada with approximately $79 million in reclamation financial assurance for our share of mine closure obligations in the various jurisdictions in which we operate. As our operations expand or reclamation expenses increase, our reclamation obligations and the financial assurances that we are required to provide may increase accordingly. Changes to these amounts, as well as the nature of the security to be provided, could significantly increase our costs, making the maintenance and development of existing and new mines less economically feasible. To the extent that the value of the security provided to the regulatory authorities is or becomes insufficient to cover the amount of financial assurance we are required to post, we would be required to replace or supplement the existing security with more expensive forms of security, which might include cash deposits, which would reduce our cash available for operations and financing activities.
We have initiated discussions with relevant US federal and state agencies concerning additional bonding or funding of a trust agreement to cover long-term water treatment at TC Mine, although we are not currently under any requirement to do so. The amount of funding required is subject to numerous variables, potentially including an appropriate discount rate, and cannot be determined at this time. We may be required to engage in a similar discussion with provincial authorities in British Columbia with respect to the Endako Mine.
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
We will rely on a few key customers for our copper-gold concentrate from Mount Milligan Mine, and the loss of any one key customer could reduce our revenues.
We have entered into four multi-year concentrate sales agreements for the sale of copper-gold-silver concentrate produced at Mount Milligan Mine. Pursuant to these agreements, we have agreed to sell an aggregate of approximately 140,000 tonnes of concentrate in calendar year 2015, 140,000 tonnes in calendar year 2016, and 40,000 tonnes in each of calendar years 2017 and 2018. A breach of the applicable sales agreement by us or the applicable customer, a significant dispute with one of these customers, a force majeure event affecting the parties' respective performances under the agreement, early termination of the agreement, or any other event significantly negatively impacting the contractual relationship with one of these customers could harm our financial condition. If, in such an event, we are unable to sell the affected concentrate volume to another customer, or we sell the affected concentrate to another customer on terms less advantageous terms to us, our revenues could be negatively impacted.
Our commodity hedging activities may reduce the realized prices we receive for our copper and gold, and involve market risk for the fair value of the derivatives, credit risk that our counterparties may be unable to satisfy their obligations to us, and financial risk due to fluctuations in the fair value of the derivatives.
In order to manage our cash flow exposure to copper and gold price volatility in selling production from Mount Milligan Mine, we enter into commodity derivatives from time to time for a portion or all of our expected production. Additionally, we receive cash provisional payments in selling production for Mount Milligan Mine, thus requiring that we purchase gold in order to satisfy our obligation to pay Royal Gold in gold. We enter into commodity derivatives from time to time in order to manage our gold price risk that arises when physical purchase and concentrate sales pricing periods do no match. We currently have in place unsecured hedging lines with various banks and trading companies in order to manage these exposures.
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
The estimates contained in our production and cost guidance may not be achieved.
We provide estimates of future production, cash costs and capital costs for our operations. No assurance can be given that such estimates will be achieved. Many of the factors described in this Item 1A may result in our failure to achieve our production estimates or materially increase our costs, either of which would have an adverse impact on our future cash flows, results of operations, and financial condition.
An extended decline in metals prices, an increase in operating or capital costs, or a reduction in mineral reserve estimates, among other things, may cause us to record additional write downs, which could negatively impact our results of operations.
When events and circumstances indicate that the carrying amount of our long-lived assets may not be recoverable, we evaluate the recoverability of the carrying value by comparing it to the anticipated undiscounted cash flows from such asset or asset group. Under U.S. GAAP, the carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value. The economic environment, copper, gold and molybdenum prices, and our stock price may be considered as impairment indicators for the purposes of these impairment assessments. As disclosed in Item 7 of this Form 10-K, we have recorded an aggregate of $104.8 million in non-cash write downs of our exploration properties and our molybdenum fixed assets and materials and supplies inventory in 2014, primarily as a result of adverse conditions in the molybdenum market. If prices of copper, gold, and molybdenum decline for an extended period of time, if we fail to contain costs, or if we are required to reduce our mineral reserve estimates at our mines, we may be required to recognize further asset impairments and record additional write downs in the future, which would have an adverse impact on our results of operations.
Operational Risks
Our business is subject to production and operational risks that could adversely affect our business and our insurance may not cover these risks and hazards adequately or at all.
Mining and metals processing involve significant production and operational risks, some of which are outside of our control, including the following:
•unanticipated ground and water conditions;
•adverse claims to water rights and shortages of water to which we have rights;
•adjacent or adverse land or mineral ownership that results in constraints on current or future mine operations;
•geological problems, including earthquakes and other natural disasters;
•metallurgical and other processing problems;
•unusual or unexpected rock formations;
•ground or slope failures;
•tailings design or operational issues, including dam breaches or failures;
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
In addition, we rely on a few key vendors for the transportation of concentrate from Mount Milligan Mine to our customers. Concentrate is transported from the mine site to Mackenzie, British Columbia, Canada by truck pursuant to a contract with a single trucking company, then to Vancouver by rail pursuant to a contract with a single railway operator, stored at the Port of Vancouver pursuant to a contract with the Port of Vancouver terminal operator, and shipped to our customers pursuant to a contract with a single shipping provider. A breach of the applicable contract by any of these vendors, a significant dispute with any of these vendors, a force majeure event or other operational or financial issues affecting one or more of these vendors, including labor strikes or work stoppages, or any other event that would significantly impede the ability of these vendors to perform their contractual obligations to us or that would have a significant negative impact on our contractual relationship with them would adversely affect our ability to satisfy our obligations to our customers, which could have a material impact on our financial condition and results of operations.

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
Our operations require significant quantities of water for mining, ore processing and related support facilities. Continuous production at our mines depends on our ability to maintain our water rights and claims. Although each operation has sufficient water rights and claims to cover current operational demands, we cannot predict the potential outcome of future legal proceedings affecting our water rights, claims and uses. The failure to obtain needed water permits, the loss of some or all water rights for any of our mines, in whole or in part, or shortages of water to which we have rights due to weather, equipment issues or other factors could require us to curtail or close mining production and could prevent us from pursuing expansion opportunities.
The temporary shutdown of any of our operations could expose us to significant costs and adversely affect our access to skilled labor.
From time to time, we may have to temporarily shut down one or more of our operating sites if they are not commercially viable due to factors such as declines in metal prices, increased costs, and adverse changes in interest rates or currency exchange rates. For example, effective December 31, 2014, we and our joint venture partner temporarily suspended operations at Endako Mine due to recent and expected ongoing weakness in the molybdenum price. During this temporary suspension and other temporary shutdowns that may arise in the future, we will have to continue to expend capital to maintain the site or facility and equipment. In addition, reductions in workforce, advance notice requirements under collective labor agreements or applicable law, and severance obligations arising from such suspension could cause us to incur significant labor costs. Furthermore, temporary shutdowns may adversely affect our future access to skilled labor, as employees who are laid off may seek employment elsewhere.
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
We intend to grow our business by acquiring quality mining assets. However, our capital available for new exploration projects and acquisitions is constrained due in large part to our substantial indebtedness incurred in connection with the development of Mount Milligan Mine and declines in metals prices. In addition, there can be no assurance that suitable acquisition opportunities will be identified or, if identified, that acquisitions will be consummated on favorable terms or at all. Our ability to identify, consummate and to integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources, competition from other mining companies and, to the extent necessary, our ability to obtain financing on satisfactory terms, or at all. In addition, we compete for attractive acquisition targets with other potential buyers that have more financial and other resources than us. There is a risk that depletion of reserves will not be offset by discoveries or acquisitions. As a result, we cannot provide assurance that our exploration, development or acquisition efforts will result in any new commercial mining operations or yield new mineral reserves to replace or expand current mineral reserves. If we are not able to replace depleted reserves, it could have a material adverse effect on our business, prospects, results of operations and financial position.
Certain of our mines and exploration properties are located on land that is or may become subject to traditional territory and/or title claims by certain First Nations, and such claims and the attendant obligations of the provincial and federal governments to those First Nations may affect our current and future operations.

Mount Milligan Mine, Endako Mine, the Berg property, and certain of our other properties are located on land in British Columbia and Nunavut that is or may become subject to various use and/or title claims by First Nations. The nature and extent of First Nations' rights and title to territory in Canada has been, and continues to be, the subject of extensive debate, claims, and litigation. In 2014, the Supreme Court of Canada recognized, for the first time in history, aboriginal title to a certain tract of land in British Columbia. While this recognition does not legally change the consultation and accommodation obligations of the provincial and federal governments with respect to actions affecting the land, including actions to approve or grant mining rights or permits, the decision may impact governmental actions and processes relating to economic development on such lands going forward, which could adversely impact our ability to obtain permits, licenses, and other approvals for our operations or exploration and development projects. Opposition by First Nations to our presence, operations or development on land subject to their traditional territory or title claims could negatively impact us in terms of public perception, costly legal proceedings, potential blockades or other interference by third parties in our operations, or court-ordered relief impacting our operations. In addition, we may be required to, or may voluntarily, enter into certain agreements with such First Nations in order to facilitate development of our properties, which could reduce the expected earnings or income from any future production.
Shortages of critical parts, equipment and skilled labor may adversely affect our operations and development projects.
The mining industry has been impacted, from time to time, by increased demand for critical resources such as input commodities, drilling equipment, milling equipment, tires and skilled labor. These shortages have, at times, impacted the efficiency of our operations and resulted in cost increases and delays related to construction of the new mill at Endako Mine and the construction of Mount Milligan Mine. Such cost increases and delays affect operating costs, capital expenditures and production and construction schedules.
We are required to obtain government permits in order to conduct operations.
Government approvals and permits are currently required in connection with all of our operations, and further approvals and permits may be required in the future. We must obtain and maintain a variety of licenses and permits, which include or cover without limitation air quality, water quality, water rights, dam safety, emergency preparedness, hazardous materials, waste rock management, solid waste and tailings operations. The duration and success of our efforts to obtain permits are contingent upon many variables outside of our control. Obtaining governmental permits may increase costs and cause delays depending on the nature of the activity to be permitted and the applicable requirements implemented by the permitting authority. There can be no assurance that all necessary permits will be obtained or timely obtained and, if obtained, that the costs involved will not exceed our estimates or that we will be able to maintain such permits. To the extent such approvals are required and not obtained or maintained, our operations may be curtailed, or we may be prohibited from proceeding with planned exploration, development or operation of our mineral properties.
Our Langeloth Facility is currently operating with a National Pollutants Discharge Elimination System ("NPDES") permit, the terms of which have expired. However, the Langeloth Facility is authorized to continue to operate under its existing permit until a renewed permit is issued. On June 30, 2014, the Pennsylvania Department of Environmental Protection ("PaDEP") issued to us a final Title V air quality permit for the Langeloth Facility. A new NPDES permit, or revisions to our air quality permit, may contain more onerous requirements with which we must comply, and we could be required to install costly new pollution control equipment or to curtail or cease our operations, and our business may be adversely affected. Violations of the existing, or new, air quality or NPDES permit conditions at the Langeloth Facility could result in a range of criminal and civil penalties under the federal Clean Water Act and Clean Air Act or the Pennsylvania Clean Streams Law or Air Pollution Control Act.
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
Our operations plan for Mount Milligan Mine provides that employees have the option to live in an operations residence located on the minesite, and that copper-gold concentrate from the mill will be transported to the District of Mackenzie (as opposed to Fort St. James) to be loaded onto railcars for transport to the Port of Vancouver. To construct and operate an operations residence and to load out concentrate in Mackenzie, we applied for and obtained an amendment to our Environmental Assessment Certificate for Mount Milligan Mine. Any failure to comply with the amendment as issued may have a material adverse effect on our business.
Obtaining and maintaining the various permits for our mine development operations and exploration projects, including the Berg property, will be complex, time-consuming and expensive. Changes in a mine's design, production rates, quality of material mined and many other matters often require submission of the proposed changes for agency approval prior to implementation, and these may not be obtained. In addition, changes in operating conditions beyond our control, changes in agency policy and federal and state laws, litigation or community opposition could further affect the successful permitting of operations.
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
All phases of our operations are subject to environmental regulation. In Canada and the United States, environmental laws provide for, among other things, restrictions and prohibitions on spills, releases, emissions and discharges of various substances produced in association with, or resulting from, our operations. These laws also require that facility sites and mines be operated, maintained and reclaimed to the satisfaction of applicable regulatory authorities, including long-term obligations. Compliance with such laws, including without limitation, detailed monitoring and reporting requirements, can require significant expenditures. An exceedance of a permit limitation or failure to comply with a permit requirement may result in the imposition of fines and penalties, some of which may be material. Companies engaged in the exploration, development and operation of mineral properties often experience increased costs and delays as a result of the compliance with applicable laws, regulations and permits.
For example, a decision to mine Phase 8 (the next phase of production) at TC Mine, would entail expansion of some facilities, with additional permitted surface disturbance on approximately 300 acres of US Bureau of Land Management ("BLM") administered land, 185 acres of National Forest System land and approximately 85 acres of private land owned by us. As a result, the mining of Phase 8 is subject to environmental analysis and preparation of an environmental impact statement ("EIS") pursuant to the federal National Environmental Policy Act ("NEPA"). The EIS would also cover a proposed land exchange in which we would receive approximately 5,000 acres of BLM land in exchange for 900 acres of private lands owned by us. The BLM is the lead agency for preparation of the EIS and other federal and state agencies are cooperating agencies. If and when completed, the EIS would be the basis for Records of Decision (RODs) by both the BLM and the United States Forest Service to approve our proposed Modified Mine Plan of Operations, by the BLM to approve the proposed land exchange (including a related amendment of the Resource Management Plan for the BLM's Challis Resource Area) and by the US Army Corps of Engineers to approve issuance of a permit under section 404 of the Clean Water Act. There is no assurance that the EIS will be completed, or that the RODs will be issued, or that these documents will be completed or issued on terms and conditions acceptable to us. The agencies' preferred alternatives in the EIS, or consultation pursuant to the Endangered Species Act, may include terms and conditions that impose regulatory or reclamation requirements that will materially increase our costs during operations and closure of TC Mine. Moreover, litigation may be filed challenging the NEPA process for the mine expansion or the land exchange and the result thereof, which could materially increase our costs, or prevent or delay our ability to implement the expansion or the land exchange.
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
On July 1, 2008, the Province of British Columbia introduced a carbon tax on the purchase or use of fossil fuels within the province. The current carbon tax rate is $30 per tonne of carbon dioxide equivalent emissions. British Columbia has determined to maintain the carbon tax, but not to increase the rate. Endako Mine and Mount Milligan Mine are located in British Columbia, and the carbon tax may have a material impact on our energy and compliance costs.
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
Production at our operations depends on the efforts of our employees. Endako Mine and Langeloth Facility each have certain unionized employees. The labor agreement currently in place with respect to the unionized employees at our Langeloth Facility is effective through March 11, 2016, and the labor agreement currently in place with respect to the unionized employees at Endako Mine is effective through March 31, 2015, with automatic annual renewals until either party provides notice requiring negotiation of a new collectively bargaining agreement. Although our unionized employees have agreed to "no-strike" clauses in their respective union agreements, there can be no assurance that Endako Mine and Langeloth Facility will not suffer from work stoppages. A strike, lockout or other work stoppage at one or both of these operations could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that one or both union agreements will be renewed on a timely basis and on terms favorable to us. There is also a possibility that our employees at TC Mine and Mount Milligan Mine will unionize in the future.
Further, changes in governmental regulations relating to labor relations, or otherwise in our relationship with our employees, including our unionized employees, may result in strikes, lockouts or other work stoppages, any of which could have a material adverse effect on our business, results of operations and financial condition.
Unfavorable outcomes of legal proceedings may adversely affect our business and financial condition.

We are from time to time involved in or subject to legal proceedings related to our business. Such legal proceedings can be complex, costly, and highly disruptive to business operations by diverting the attention and energies of management and other key personnel. The assessment of the outcome of legal proceedings, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control. The outcome of litigation, arbitration or other legal proceedings, including amounts ultimately received or paid upon judgment or settlement, may differ materially from management's outlook or estimates, including any amounts accrued in the financial statements. Actual outcomes, including judgments, awards, settlements or orders, could have a material adverse effect on our business, financial condition, operating results, or cash flows.
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
If we cannot meet the New York Stock Exchange ("NYSE") or Toronto Stock Exchange ("TSX") continued listing requirements, our common stock may be delisted.
Our common stock is currently listed on the NYSE and the Toronto Stock Exchange (TSX). In the future, we may be unable to meet the continued listing requirements of the NYSE and the TSX. For example, if the average closing price of our common stock falls below $1.00 for 30 consecutive trading days, our common stock may be delisted by the NYSE. The average closing price of our common stock during January 2015 was $1.39.
A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity or debt financing; decreasing the amount of news and analyst coverage for the Company; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE and/or the TSX might negatively impact our reputation and, as a consequence, our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 3.    LEGAL PROCEEDINGS
We are from time to time involved in or subject to legal proceedings related to our business. While it is not feasible to predict or determine the outcome of such proceedings, it is the opinion of management that the resolution of such proceeding is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "TC" and the Toronto Stock Exchange ("TSX") under the symbol "TCM". On February 16, 2015, there were 214,343,626 shares of our common stock outstanding, which were held by 52 stockholders of record.
The following table sets forth information relating to the high and low sales prices of our common stock on the NYSE and TSX for the quarterly periods indicated.

		Price Range of Common Stock
		NYSE (US$)		TSX (C$)
		High	Low	High	Low
2013	1st quarter	$4.55	$2.95	$4.49	$2.99
	2nd quarter	$3.94	$2.42	$4.00	$2.49
	3rd quarter	$4.05	$2.81	$4.25	$2.94
	4th quarter	$3.65	$1.72	$3.76	$1.84
2014	1st quarter	$3.11	$2.10	$3.39	$2.31
	2nd quarter	$3.17	$2.15	$3.46	$2.39
	3rd quarter	$3.09	$2.20	$3.38	$2.45
	4th quarter	$2.27	$1.37	$2.55	$1.57
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
Stock Performance Graph
The following graph compares the cumulative total shareholder return for $100 invested in our common stock on the TSX on December 31, 2009 against the cumulative total shareholder return of the S&P/TSX Composite Index and the S&P Composite Index—Materials for our five most recently completed years, assuming the reinvestment of all dividends (all amounts assume a foreign exchange rate of US$1.00 = C$1.00):

	2009	2010	2011	2012	2013	2014
Thompson Creek Metals Company Inc.	$100.00	$118.41	$57.75	$33.41	$18.82	$15.65
S&P/TSX Composite Index	$100.00	$117.61	$107.36	$115.08	$130.03	$143.75
S&P/TSX Composite Index—Materials	$100.00	$136.54	$107.59	$101.48	$71.95	$70.09
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
ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data is derived from our audited consolidated financial statements included in this report and our other reports filed with the SEC. The consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). These historical results are not necessarily indicative of results for any future period. The following table includes non-GAAP financial measures "adjusted net income (loss)," "adjusted net income (loss) per share—basic," and "adjusted net income (loss) per share—diluted." For a definition of these non-GAAP measures and a reconciliation to the most directly comparable financial measure calculated and presented in accordance with US GAAP, please read Non-GAAP Financial Measures in Item 7

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(US dollars in millions, except per share amounts)
Statement of Operations Data:
Revenues
Copper sales	$178.4	$8.7	$—	$—	$—
Gold sales	172.3	5.6	—	—	—
Molybdenum sales	441.2	400.8	386.8	651.9	578.6
Tolling, calcining and other	14.8	19.3	14.6	17.2	16.2
Total revenues	806.7	434.4	401.4	669.1	594.8
Costs and expenses:
Cost of sales
Operating expenses	523.8	328.2	374.5	392.8	315.5
Depreciation, depletion and amortization	99.9	51.9	64.0	74.7	49.9
Total cost of sales	623.7	380.1	438.5	467.5	365.4
Selling and marketing	14.1	9.3	8.0	9.7	9.3
Accretion expense	3.6	2.4	2.3	1.9	1.5
Asset impairments	104.8	194.9	530.5	—	—
General and administrative	23.5	21.6	27.6	26.5	21.9
Acquisition costs	—	—	—	—	12.9
Exploration	0.9	1.4	2.2	14.2	9.4
Total costs and expenses	770.6	609.7	1,009.1	519.8	420.4
Operating income (loss)	36.1	(175.3)	(607.7)	149.3	174.4
Other (income) expense	182.0	103.1	49.7	(154.0)	40.5
Income and mining tax expense (benefit)	(21.7)	(63.4)	(111.1)	11.2	20.2
Net income (loss)	$(124.2)	$(215.0)	$(546.3)	$292.1	$113.7
Net income (loss) per share
—basic	$(0.64)	$(1.26)	$(3.24)	$1.75	$0.79
—diluted	$(0.64)	$(1.26)	$(3.24)	$1.73	$0.75
Basic weighted-average shares outstanding	193.7	171.1	168.4	167.2	144.7
Diluted weighted-average shares outstanding	193.7	171.1	168.4	168.6	152.5
Adjusted Non-GAAP Measures: (1)
Adjusted net income (loss) (1)	$54.6	$(5.0)	$(44.8)	$134.3	$163.3
Adjusted net income (loss) per share—basic (1)	$0.28	$(0.03)	$(0.27)	$0.80	$1.13
Adjusted net income (loss) per share—diluted (1)	$0.25	$(0.03)	$(0.27)	$0.80	$1.08
Other Financial Data:
Cash generated by (used in) operating activities	$184.8	$44.8	$(28.2)	$202.7	$157.4
Capital expenditures	$82.1	$428.9	$771.5	$686.6	$213.7
Balance Sheet Data as of December 31:
Cash and cash equivalents	$265.6	$233.9	$526.8	$294.5	$316.0
Total assets	$2,846.3	$3,208.7	$3,410.2	$2,947.2	$2,317.7
Total debt, including capital lease obligations	$944.7	$1,012.8	$1,010.5	$374.9	$22.0
Total liabilities	$1,958.8	$2,102.5	$2,008.3	$1,264.7	$887.8
Shareholders' equity	$887.5	$1,106.2	$1,401.9	$1,729.5	$1,429.9
______________________________________________________________________________
(1) See Non-GAAP Financial Measures in Item 7 for the definition and reconciliation of these non-GAAP measures.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Thompson Creek Metals Company Inc. and its consolidated subsidiaries (collectively, "Thompson Creek," "TCM," "we," "us" or "our") for the three months ended December 31, 2014 and 2013 and the three years ended December 31, 2014, and should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto in Item 8 and Risk Factors in Item 1A. This MD&A contains "forward-looking statements". See "Statement Regarding Forward-Looking Information," above.
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
Highlights for 2014

•
Total cash and cash equivalents at December 31, 2014 were $265.6 million compared to $233.9 million at December 31, 2013. Total debt, including capital lease obligations, at December 31, 2014 was $944.7 million, compared to $1.0 billion at December 31, 2013.

•	Cash generated by operating activities was $184.8 million in 2014 compared to $44.8 million in 2013.

•
Mount Milligan Mine achieved commercial production, defined as operation of the mill at 60% design capacity mill throughput for 30 days, and has been cash flow positive since the second quarter of 2014. In 2014, we made 12 shipments of concentrate from Mount Milligan Mine and recognized 12 sales.

•
Consolidated revenues for 2014 were $806.7 million compared to $434.4 million in 2013. Copper and gold sales contributed $350.7 million in revenue in 2014 compared to $14.3 million in 2013. Molybdenum sales for 2014 were $441.2 million compared to $400.8 million in 2013.

•
Sales volumes and average realized sales prices for copper and gold for 2014 were 64.7 million pounds of copper at an average realized price of $3.02 per pound and 172,741 ounces of gold at an average realized price of $1,002 per ounce, as compared to 2.8 million pounds of copper at an average realized price of $3.29 per pound and 5,541 ounces of gold at an average realized price of $1,006 per ounce for 2013. Molybdenum sales volumes in 2014 were 36.6 million pounds at an average realized price of $12.06 per pound compared to 36.5 million pounds at an average realized price of $10.97 per pound for 2013.

•
Consolidated operating income for 2014 was $36.1 million compared to an operating loss of $175.3 million for 2013. Consolidated operating income (loss) for 2014 and 2013 was impacted by non-cash asset impairments of $104.8 million and $194.9 million, respectively, and non-cash lower-of-cost-or-market product inventory write downs of $25.5 million and $57.8 million, respectively.

•
Net loss for 2014 was $124.2 million, or $0.64 per share compared to a net loss of $215.0 million, or $1.26 per share for 2013. The net loss for 2014 and 2013 included non-cash foreign exchange losses of $99.8 million and $70.8 million, respectively, primarily on intercompany notes.

•
Non-GAAP adjusted net income for 2014 was $54.6 million, or $0.25 per diluted share compared to a non-GAAP adjusted net loss for 2013 of $5.0 million, or $0.03 per share. Non-GAAP adjusted net income (loss) excludes the non-cash impact of asset impairment losses and foreign exchange losses, net of the related tax impacts. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP adjusted net income (loss).

•
Payable production at Mount Milligan Mine for 2014 was 64.6 million pounds of copper and 177,606 ounces of gold, compared to 2013 payable production of 10.4 million pounds of copper and 19,879 ounces of gold.

•
Non-GAAP unit cash cost per pound of copper produced for 2014 was, on a by-product basis, $1.15 per pound, and, on a co-product basis, $1.97 per pound of copper and $525 per ounce of gold. Non-GAAP unit cash costs in 2013 were, on a by-product basis, $7.76 per pound, and on a co-product basis, $5.40 per pound of copper and $1,468 per ounce of gold. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

•	Molybdenum production for 2014 was 26.3 million pounds compared to 29.9 million pounds in 2013.

•
Non-GAAP average molybdenum cash cost per pound produced for 2014 was $6.91 per pound compared to $6.49 per pound in 2013. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

•
Open market bond repurchases from December 2014 through the first week of January 2015 resulted in the principal retirement of $32.9 million of our outstanding principal amount of unsecured bonds, reducing future interest payments by approximately $13.3 million. Total cash used through December 31, 2014 for this program was $23.4 million, with the total cash used for the program through the first week of January 2015 of $30.4 million. These bond repurchases in December 2014 and January 2015, combined with the execution of the tMEDS exchange offer in the second quarter of 2014, have reduced our outstanding principal debt by $43.8 million and extinguished future interest payments by $14.1 million.

•
Capital expenditures in 2014 were $82.1 million, comprised of $77.0 million for Mount Milligan Mine (including payment of approximately $21.0 million related to 2013 accruals in connection with the construction and development) and $5.1 million of other capital costs for Endako Mine, TC Mine, the Langeloth Facility and corporate combined, compared to $428.9 million in 2013.

See "Financial Review" and "Liquidity and Capital Resources" in this MD&A for additional information related to highlights.
Overview
We are a North American mining company. Through 2014 we operated a copper and gold mine, two primary molybdenum mines and a metallurgical roasting facility. Our Mount Milligan Mine is a conventional truck-shovel open-pit copper and gold mine and concentrator with a 60,000 tpd copper-gold flotation processing plant in British Columbia, Canada. Our molybdenum properties are TC Mine, an open-pit molybdenum mine and concentrator in Idaho, USA, and Endako Mine, an open-pit molybdenum mine, concentrator and roaster in British Columbia, Canada in which we own a 75% joint venture interest. We also operate the Langeloth Facility in Pennsylvania, USA.
Through December 31, 2014 we had three reportable segments, based on products and geography: Copper-Gold, US Operations Molybdenum and Canadian Operations Molybdenum. The Copper-Gold segment includes all expenditures, including all mining, milling, on-site general and administration and transportation from Mount Milligan Mine. The US Operations Molybdenum segment includes all mining, milling, mine site administration, transportation, roasting (at the Langeloth Facility) and sale of molybdenum products from TC Mine, as well as all roasting and sales of third-party purchased material from the Langeloth Facility. The Canadian Operations Molybdenum segment includes all mining, milling, on-site general and administration, transportation, roasting (at the Langeloth Facility) and sale of molybdenum products from the 75% owned Endako Mine.
Commencing in 2015, we are shifting the core focus of our business to copper and gold while at the same time developing a strategy to achieve positive cash flow from our molybdenum business. This shift is primarily the result of recent and expected ongoing weakness in the molybdenum market due to additional supply of molybdenum from new copper producers that produce molybdenum as a by-product. Please see Items 1 and 2 of this Form 10-K for further discussion about our business.
Commodity Prices
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
The average published price for our products has fluctuated as follows for the periods shown:

	Copper (1)	Gold (2)	Molybdenum oxide (3)
January 2015	$2.64	$1,251	$9.10
Fourth quarter 2014	$3.00	$1,318	$9.30
Third quarter 2014	$3.17	$1,283	$12.70
Second quarter 2014	$3.08	$1,289	$13.61
First quarter 2014	$3.19	$1,293	$9.98
Fourth quarter 2013	$3.24	$1,271	$9.65
Third quarter 2013	$3.21	$1,327	$9.42
Second quarter 2013	$3.24	$1,414	$10.87
First quarter 2013	$3.60	$1,631	$11.35
______________________________________________________________________________
(1) Average Metals Bulletin Daily published price for London Metal Exchange (LME) settlement per pound.
(2) Average Metals Bulletin Daily published price for daily average London price per troy ounce.
(3) Average Platts Metals Week published price per pound for molybdenum oxide.
We have a hedging program in place to provide downside protection for copper and gold prices for 2015. We have hedged (using forward sales contracts) approximately 8 million pounds of Mount Milligan Mine’s monthly copper production through May 2015 at an average price of approximately $3.10 per pound. In addition, as of December 31, 2014 we have hedged (using zero cost collars) approximately 22,000 ounces of our share of the gold for January through December 2015 at floor prices ranging from $1,150 per ounce to $1,175 per ounce and at ceiling prices ranging from $1,237 per ounce to $1,267 per ounce. We also hedged an additional 3,300 ounces of our share of the gold at $1,230 per ounce for January 2015 (using a forward sales contract). Subsequent to December 31, 2014, we entered into additional zero cost copper and gold collars as described below:

	Quantity	Floor/Put	Ceiling/Call	Maturities Through
Gold collar (oz)	7,000	$1,200	$1,360	June-December 2015
Copper collar (lb)	19,800,000	$2.00	$2.99	April-December 2015
See Item 1A, "Risk Factors" for a discussion of risks relating to commodity hedging activities.
Copper-Gold
Mount Milligan Mine reached commercial production as of February 18, 2014. Ramp-up activities continued through 2014 and are ongoing. As of December 31, 2014, Mount Milligan Mine has an estimated life of approximately 24 years (based on an assumed spot copper price of $3.00 per pound and an assumed spot gold price of $1,250 per ounce) and estimated average annual production of approximately 85 million pounds of copper and 186,700 ounces of gold in 155,000 tonnes of concentrate over the life of the mine. For the years 2015 through 2019, the average annual production is estimated to be higher at approximately 94 million pounds of copper and 285,800 ounces of gold in 165,000 tonnes of concentrate. As discussed in Items 1 and 2 of this Form 10-K, the updated Mount Milligan Mine mineral reserve estimates increase ore tonnes by approximately 14%, increase contained copper by approximately 15%, and increase contained gold by approximately 4%, in each case, as compared to the mineral reserve estimates reported in the Company’s Form 10-K for the year ended December 31, 2013. These updated reserves are expected to positively impact DD&A in the future. Please see “Mineral Reserves” in Items 1 and 2 of this Form 10-K for important information regarding the calculation of mineral reserves for Mount Milligan Mine.
As previously disclosed, we have determined that additional crushing will be necessary to consistently achieve mill throughput of 60,000 tonnes per day ("tpd"), and we expect to construct a permanent secondary crushing circuit at Mount Milligan Mine when market conditions improve. In 2015, the detailed engineering phase is expected to be completed and commitments are expected to be made for the long lead items. The final capital cost estimate for the project will be determined once the detailed engineering is completed, and it is expected to be near the high end of the previously announced range of $50 - $75 million, inclusive of the approximately $15 million in costs that we expect to incur in 2015 for the engineering work and commitments for long lead items. Once construction commences, we estimate that it will take approximately 18 months to complete. Temporary crushing will be utilized during 2015 and, as a result, we expect to reach approximately 60,000 tpd by year-end 2015. Once installed and commissioned, we expect that the permanent secondary crushing circuit will not only allow us to achieve mill throughput of 60,000 tpd on a consistent basis but also increase mill throughput to approximately 62,500 tpd.

See “Selected Consolidated Financial and Operational Information” and “Segment Discussion” in this MD&A for operating and financial results for the Copper-Gold segment for the quarter and year ended December 31, 2014.
US Operations Molybdenum
TC Mine was placed on care and maintenance in December 2014 after the mining and processing of ore from Phase 7 was completed. In connection with the placement of the mine on care and maintenance, during the third and fourth quarters of 2014, we reduced the work force at TC Mine by 77% and recognized severance costs of approximately $2.1 million. We expect to incur approximately $6 - $8 million in care and maintenance costs on an annual basis. While TC Mine is on care and maintenance, we will conduct limited stripping for Phase 8, which is expected to cost approximately $8 - $10 million in 2015. Although we had initially expected to incur certain costs relating to tailings dam slope management at TC Mine during 2015 and 2016, we do not expect to incur these costs before 2020 after which the requirement for this work will be reassessed.
See “Selected Consolidated Financial and Operational Information” and “Segment Discussion” in this MD&A for production and financial information for the US Operations Molybdenum segment for the quarter and year ended December 31, 2014.
Canadian Operations Molybdenum
Effective December 31, 2014, operations at Endako Mine were temporarily suspended due to recent and expected ongoing weakness in the molybdenum price. As a result, approximately 50% of salaried employees at the Endako Mine were terminated during December 2014, resulting in severance costs of approximately $1.2 million. Hourly employees received sixty days’ notice that their employment would be temporarily suspended and will remain so suspended while the Endako Mine is on temporary suspension. We continued to pay wages for the hourly employees during the sixty-day notice period, of which our share totals approximately $1.5 million, which has been accrued as of December 31, 2014. As of the date of this report Endako Mine operations continue to be temporarily suspended.
See “Selected Consolidated Financial and Operational Information” and “Segment Discussion” in this MD&A for production and financial information for the Canadian Operations Molybdenum segment for the quarter and year ended December 31, 2014.
Liquidity
Our cash and cash equivalents balance was $265.6 million at December 31, 2014 which was substantially the same as the September 30, 2014 cash balance of $266.6 million, despite a cash outflow of $23.4 million for open market repurchases of bonds in December 2014. Our cash and cash equivalents balance was $216.1 million, $202.7 million and $233.9 million at June 30, 2014, March 31, 2014 and December 31, 2013, respectively. With expected cash flow from Mount Milligan Mine at current copper and gold prices and foreign exchange rates, expected cash flow from our residual molybdenum operations at current molybdenum prices, and cash on hand as of December 31, 2014, we believe there will be sufficient liquidity to fund planned capital expenditures, working capital needs and scheduled debt and interest payments during 2015. Please refer to the "Liquidity and Capital Resources" section in this MD&A for further discussion.
Outlook
We currently estimate that in 2015 our payable copper production will increase approximately 40% to 55% and payable gold production will increase approximately 25% to 30% from 2014 and that unit cash costs on a by-product basis will decrease by approximately 26% to 48%, making Mount Milligan Mine a low cost producer of copper on a by-product basis. While our molybdenum business has been scaled back significantly due to the placement of TC Mine on care and maintenance and the temporary suspension of Endako Mine, we believe that cash flows from the Langeloth Facility, together with the sale of inventory from the molybdenum mines at current prices, will be more than sufficient to cover the cash costs and cash capital expenditures of the our molybdenum business during 2015.
The following table presents our guidance for the full year 2015.

Year Ended December 31, 2015 (Estimated)
Mount Milligan Mine Copper and Gold (1)
Concentrate production (000's dry tonnes)	170 - 190
Copper payable production (000's lb)	90,000 - 100,000
Gold payable production (000's oz) (1)	220 - 240
Unit cash cost - By-product ($/payable lb copper produced): (2) (3)	$0.60 - $0.85
Molybdenum Business - Cash Inflow (Outflow) ($ in millions): (3)(4)
Ongoing molybdenum operations - Langeloth	$10 - $15
Suspended molybdenum operations:
TC Mine
Care and Maintenance	($6 - $8)
Phase 8 Stripping	($8 - $10)
Sale of Inventory ($8/lb - $9/lb oxide price)	$25 - $28
Endako Mine (75% share) (5)
Temporary suspension	($5 - $8)
Sale of inventory ($8/lb - $9/lb oxide price)	$9 - $10
Total Cash Flow from Molybdenum Operations	$25 - $27
Capital expenditures ($ in millions): (3)
Mount Milligan operations (4)	$22 ± 10%
Mount Milligan tailings dam (4)	$24 ± 10%
Mount Milligan secondary crusher engineering (4)	$15 ± 10%
Langeloth and other	$7 ± 10%
Total capital expenditures	$68 ± 10%
_______________________________________________________________________________

(1)	The Mount Milligan Mine guidance assumes that the mill will reach throughput of approximately 60,000 tpd, by year-end 2015.

(2)
Copper by-product unit cash cost is calculated using copper payable production and deducts a gold by-product credit, which is determined based on expected revenue from payable gold production assuming a gold price of approximately $800 per ounce, which takes into account the contractual price of $435 per ounce under the Gold Stream Arrangement.

(3)	Estimates for cash costs, molybdenum cash inflow (outflow) and cash capital expenditures assume a foreign exchange rate of US$1.00 = C$1.15.

(4)	Excludes cash capital expenditures related to 2014 accruals paid in 2015.

(5)	If the Endako Mine is placed on care and maintenance, our share of expected severance costs of approximately $10 to $12 million would be incurred.

See Item 1A for a discussion of risk factors relating to our production and cost guidance.

Selected Consolidated Financial and Operational Information
(US$ in millions, except per share, per pound and per ounce amounts)

	Three Months Ended December 31,		Years Ended December 31,
	2014	2013	2014	2013	2012
	(unaudited)
Financial Information
Revenues
Copper sales	$38.1	$8.7	$178.4	$8.7	$—
Gold sales	38.8	5.6	172.3	5.6	—
Molybdenum sales	87.7	97.7	441.2	400.8	386.8
Tolling, calcining and other	3.4	5.1	14.8	19.3	14.6
Total revenues	168.0	117.1	806.7	434.4	401.4
Costs and expenses
Cost of sales
Operating expenses	128.6	115.6	523.8	328.2	374.5
Depreciation, depletion and amortization	21.6	13.4	99.9	51.9	64.0
Total cost of sales	150.2	129.0	623.7	380.1	438.5
Total costs and expenses	266.1	331.2	770.6	609.7	1,009.1
Operating income (loss)	(98.1)	(214.1)	36.1	(175.3)	(607.7)
Other (income) expense	53.9	62.8	182.0	103.1	49.7
Income (loss) before income and mining taxes	(152.0)	(276.9)	(145.9)	(278.4)	(657.4)
Income and mining tax (benefit) expense	(16.4)	(66.4)	(21.7)	(63.4)	(111.1)
Net income (loss)	$(135.6)	$(210.5)	$(124.2)	$(215.0)	$(546.3)
Net income (loss) per share
Basic	$(0.63)	$(1.24)	$(0.64)	$(1.26)	$(3.24)
Diluted	$(0.63)	$(1.24)	$(0.64)	$(1.26)	$(3.24)
Cash generated by (used in) operating activities	$34.9	$(35.2)	$184.8	$44.8	$(28.2)
Adjusted Non-GAAP Measures: (1)
Adjusted net income (loss) (1)	$(10.0)	$(29.3)	$54.6	$(5.0)	$(44.8)
Adjusted net income (loss) per share—basic (1)	$(0.05)	$(0.17)	$0.28	$(0.03)	$(0.27)
Adjusted net income (loss) per share—diluted (1)	$(0.05)	$(0.17)	$0.25	$(0.03)	$(0.27)

	Three Months Ended December 31,		Years Ended December 31,
	2014	2013	2014	2013	2012
	(unaudited)
Operational Statistics
Copper
Payable production (000's lb) (2)	18,024	9,350	64,569	10,362	—
Cash cost ($/payable lb produced) - By-Product (1)	$1.16	$7.33	$1.15	$7.76	—
Cash cost ($/payable lb produced) - Co-Product (1)	$1.88	$5.19	$1.97	$5.40	—
Payable production sold (000's lb)	15,478	2,801	64,692	2,801	—
Average realized sales price ($/lb) (1)	$2.75	$3.29	$3.02	$3.29	—
Gold
Payable production (oz)	40,967	17,952	177,606	19,879	—
Cash cost ($/payable oz produced) - Co-Product (1)	$506	$1,385	$525	$1,468	—
Payable production sold (oz)	38,910	5,541	172,741	5,541	—
Average realized sales price ($/oz) (1)	$1,003	$1,006	$1,002	$1,006	—
Molybdenum
Mined production (000's lb) (3)	4,328	7,194	26,256	29,945	22,429
Cash cost ($/lb produced) (1)	$10.34	$6.91	$6.91	$6.49	$10.09
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	5,756	9,202	28,518	31,467	18,147
Purchased and processed product	2,376	468	8,061	5,054	10,542
	8,132	9,670	36,579	36,521	28,689
Average realized sales price ($/lb) (1)	$10.79	$10.11	$12.06	$10.97	$13.48
_______________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)
Payable production for copper and gold reflects estimated metallurgical losses resulting from handling of the concentrate and payable metal deductions, subject to metal content, levied by smelters. The current payable percentage applied is approximately 95.0% for copper and 96.5% for gold, which may be revised on a prospective basis after sufficient history of payable amounts is determined.

(3)	Mined production pounds reflected are molybdenum oxide and HPM from our share of production from the mines (excludes molybdenum processed from purchased product).

	December 31, 2014	December 31, 2013
Cash and cash equivalents	$265.6	$233.9
Total assets	$2,846.3	$3,208.7
Total debt, including capital lease obligations	$944.7	$1,012.8
Total liabilities	$1,958.8	$2,102.5
Shareholders' equity	$887.5	$1,106.2
Shares outstanding (000's)	214,148	171,452

Summary of Quarterly Results
(US$ in millions, except per share, per pound and per ounce amounts—unaudited)

	Dec 31 2014	Sep 30 2014	Jun 30 2014	Mar 31 2014	Dec 31 2013	Sep 30 2013	Jun 30 2013	Mar 31 2013
Financial Information
Revenues	$168.0	$229.3	$248.4	$161.0	$117.1	$90.8	$117.8	$108.7
Operating income (loss)	$(98.1)	$63.8	$57.3	$13.1	$(214.1)	$4.5	$17.2	$17.0
Net income (loss)	$(135.6)	$(11.1)	$61.6	$(39.1)	$(210.5)	$13.8	$(19.2)	$0.9
Income (loss) per share:
—basic	$(0.63)	$(0.05)	$0.35	$(0.23)	$(1.24)	$0.08	$(0.11)	$0.01
—diluted	$(0.63)	$(0.05)	$0.28	$(0.23)	$(1.24)	$0.06	$(0.11)	$—
Cash generated by (used in) operating activities	$34.9	$83.0	$50.7	$16.2	$(35.2)	$19.5	$45.2	$15.3
Adjusted Non-GAAP Measures (1)
Adjusted net income (loss)	$(10.0)	$38.3	$22.0	$4.3	$(29.3)	$(7.6)	$13.8	$18.0
Adjusted net income (loss) per share
—basic	$(0.05)	$0.18	$0.13	$0.03	$(0.17)	$(0.04)	$0.08	$0.11
—diluted	$(0.05)	$0.17	$0.10	$0.02	$(0.17)	$(0.04)	$0.06	$0.08
Operational Statistics
Copper
Payable production (000's lb) (2)	18,024	16,267	16,035	14,243	9,350	1,058	—	—
Cash cost ($/payable lb produced) - By-Product (1)	$1.16	$0.77	$0.33	$2.48	$7.33	$11.77	—	—
Cash cost ($/payable lb produced) - Co-Product (1)	$1.88	$1.80	$1.97	$2.27	$5.19	$7.77	—	—
Payable production sold (000's lb)	15,478	16,482	21,939	10,793	2,801	—	—	—
Average realized sales price ($/lb) (1)	$2.75	$3.02	$3.20	$3.01	$3.29	—	—	—
Gold
Payable production (oz) (2)	40,967	60,366	37,030	39,243	17,952	1,997	—	—
Cash cost ($/payable oz produced) - Co-Product (1)	$506	$477	$538	$606	$1,385	$2,082	—	—
Payable production sold (oz)	38,910	57,974	51,983	23,874	5,541	—	—	—
Average realized sales price ($/oz) (1)	$1,003	$952	$1,047	$1,025	$1,006	—	—	—
Molybdenum
Mined molybdenum production (000's lb)	4,328	6,560	7,481	7,887	7,194	8,536	6,525	7,690
Cash cost ($/lb produced) (1)	$10.34	$6.77	$6.25	$5.75	$6.91	$5.93	$7.46	$5.91
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	5,756	6,732	7,439	8,591	9,202	7,432	8,259	6,574
Purchased and processed product	2,376	2,181	2,250	1,254	468	888	1,458	2,240
	8,132	8,913	9,689	9,845	9,670	8,320	9,717	8,814
Average realized sales price ($/lb) (1)	$10.79	$13.94	$13.03	$10.45	$10.11	$10.30	$11.60	$11.87
___________________________________________________________

(1)	See "Non-GAAP Financial Measures" for the definition and reconciliation of these non-GAAP measures.

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

Three Months Ended December 31, 2014 (Unaudited)
Net Income (Loss)
Net loss for the fourth quarter of 2014 was $135.6 million, or $0.63 per diluted share, compared to a net loss of $210.5 million, or $1.24 per diluted share for the fourth quarter of 2013. Net loss in the fourth quarter of 2014 was primarily the result of non-cash write downs of the molybdenum fixed assets and materials and supplies inventory of $79.5 million, exploration property write downs of $25.3 million, lower-of-cost-or-market molybdenum product inventory write downs of $25.5 million and non-cash foreign currency losses of $35.3 million primarily related to intercompany notes, partially offset by higher copper and gold sales volumes as compared to the fourth quarter of 2013, and a consolidated income and mining tax benefit of $16.4 million.
Net loss in the fourth quarter of 2013 was primarily the result of, non-cash asset impairments of $194.9 million, lower-of-cost-or-market molybdenum product inventory write downs of $57.8 million, and non-cash foreign currency losses of $40.8 million, primarily related to intercompany notes.
Non-GAAP adjusted net loss for the fourth quarter of 2014 (which excluded asset impairments, net of tax impacts, and the non-cash impact of foreign exchange losses related to intercompany notes, net of tax impacts) was $10.0 million, or $0.05 per share. Non-GAAP adjusted net loss for the fourth quarter of 2013 (which excluded asset impairments, net of tax impacts, and the non-cash impact of primarily unrealized foreign exchange losses, net of tax impacts) was $29.3 million, or $0.17 per share.
Revenues
Revenues in the fourth quarter of 2014 were $168.0 million, up 43.5% compared to revenues of $117.1 million for the fourth quarter of 2013. This increase in revenues was driven by the increased copper and gold sales from Mount Milligan Mine, partially offset by lower molybdenum sales, which was primarily driven by lower molybdenum sales volumes. During the fourth quarter of 2014, we sold 15.5 million pounds of payable copper and 38,910 ounces of payable gold at average realized sales prices of $2.75 per pound of copper and $1,003 per ounce of gold, respectively. During the fourth quarter of 2013, we sold 2.8 million pounds of payable copper and 5,541 ounces of payable gold at average realized sales prices of $3.29 per pound of copper and $1,006 per ounce of gold, respectively.
We sold approximately 8.1 million pounds and 9.7 million pounds of molybdenum in the fourth quarters of 2014 and 2013, respectively, of which 5.8 million pounds and 9.2 million pounds, respectively, were from our mines. In the fourth quarter of 2014, the average realized sales price for molybdenum was $10.79 per pound compared to $10.11 per pound for the fourth quarter of 2013.
Operating Expenses
Operating expenses for the fourth quarter of 2014 were $128.6 million, which were up 11.2% from the same quarter in 2013. The increase in operating expenses in the fourth quarter of 2014 was driven by $41.4 million of operating expenses at Mount Milligan Mine related to copper and gold production and an increase in lower-of-cost-or-market molybdenum product inventory write downs within operating expenses, offset by a decrease in copper and gold product inventory write-downs from the fourth quarter of 2013.
Lower-of-cost-or-market product inventory write downs within operating expenses for each reportable segment during the three months ended December 31, 2014 and 2013 were as follows:

	Three Months Ended December 31,
	2014	2013
Copper-Gold	$—	$20.2
US Operations Molybdenum	2.1	—
Canadian Operations Molybdenum	11.5	7.1
	$13.6	$27.3

Operating expenses in the comparable periods were impacted by foreign exchange rates. Foreign exchange rates at December 31, 2014 were US$1.00 = C$1.16 compared to US$1.00 = C$1.06 at December 31, 2013. The foreign exchange rate averaged US$1.00 = C$1.14 for the fourth quarter of 2014 compared to an average rate of US$1.00 = C$1.05 for the same period in 2013.
The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the fourth quarter of 2014 was $1.16 per pound of payable copper produced, on a by-product basis, and $1.88 per pound of payable copper produced on a co-product basis and $506 per ounce of payable gold produced on a co-product basis. The by-product cash cost for copper for the fourth quarter of 2014 was negatively impacted by a lower volume of gold ounces sold during the fourth quarter when compared to the third quarter of 2014; which was somewhat offset by a higher average realized sales price for gold in the fourth quarter of 2014 compared to the third quarter of 2013.
The non-GAAP financial measure of cash cost per pound produced from our molybdenum mines was $10.34 per pound in the fourth quarter of 2014 compared to $6.91 per pound for the same quarter in 2013. Cash cost per pound produced was higher in the fourth quarter of 2014 primarily due to lower production at Endako Mine as a result of significantly lower than anticipated ore grades and mill recoveries coupled with higher cash costs at TC Mine due to significantly lower ore grades and mill recoveries associated with processing stockpiled material as discussed above.
Depreciation, Depletion and Amortization Expense ("DD&A")
DD&A in the fourth quarter of 2014 was $21.6 million compared to $13.4 million in the fourth quarter of 2013 due to the increase of DD&A from Mount Milligan Mine, partially offset by lower DD&A for TC Mine and our share of Endako Mine. During the fourth quarter of 2013 and 2012, we recognized our share of a non-cash asset impairment, which significantly lowered the carrying value and depreciable base of our share of the assets at Endako Mine, which, in turn, lowered DD&A for our share of Endako Mine in the fourth quarters of 2014 and 2013. In addition, during the fourth quarter of 2013, we recognized a non-cash asset impairment at TC Mine, which significantly lowered the carrying value and depreciable base of the assets at TC Mine, which, in turn, lowered DD&A for TC Mine in the fourth quarter of 2014.
Lower-of-cost-or-market product inventory write downs within DD&A for the three months ended December 31, 2014 and 2013 were as follows:

	Three Months Ended December 31,
	2014	2013
Copper-Gold	$—	$2.1
US Operations Molybdenum	0.2	—
Canadian Operations Molybdenum	1.1	1.0
	$1.3	$3.1
General and Administrative Expense
General and administrative expense in the fourth quarter of 2014 was $6.6 million compared to $3.9 million in the fourth quarter of 2013. Higher general and administrative expense in the fourth quarter of 2014 was primarily due to an increase of $2.3 million in compensation expense in connection with severance costs and bonuses. General and administrative expense for the fourth quarter of 2014 and 2013 included $0.6 million and $0.5 million, respectively, in stock-based compensation expense. Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based award applies.
Asset Impairments
The following table sets forth the write downs of property, plant, and equipment and development assets, mineral reserves and materials and supplies inventory for the periods presented:

	Three Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012
US Operations Molybdenum
Property, plant, and equipment	$—	$127.8	$—
Materials and supplies	3.3	1.6	—
Canadian Operations Molybdenum
Property, plant, and equipment assets	66.7	59.4	530.5
Materials and supplies	9.5	5.3	—
Exploration Properties and Other
Mineral reserves	25.3	—	—
	$104.8	$194.1	$530.5

Given the temporary suspension of the Endako Mine due to recent and expected ongoing weakness in the molybdenum price and a decrease in the Endako Mine molybdenum proven and probable reserves resulting from mining performance in 2014, we re-evaluated the long-lived assets at the Endako Mine for impairment as of December 31, 2014. This evaluation indicated that our share of the anticipated undiscounted cash flows from Endako Mine's assets were less than our share of the carrying value of the fixed assets due to the expected future molybdenum price and anticipated production and cash costs from the Endako Mine. This resulted in estimating our share of the assets’ estimated fair value, which was also less than our share of their carrying values and long lived asset impairment was recorded as shown above.

Additionally, as of December 31, 2014, we evaluated the fair value of our exploration properties, the remaining materials and supplies inventory at TC Mine, and other long-lived assets, given the significant decline in commodity prices in the fourth quarter of 2014. As a result of these evaluations, we determined that the fair values of the exploration properties and the remaining materials and supplies inventory at TC Mine were less than our carrying values of such assets. We recognized non-cash asset impairments, as discussed above, representing a write-down to the assets’ estimated fair values as of December 31, 2014. Our impairment analysis did not result in any other long-lived asset impairments during the fourth quarter of 2014. However, there can be no assurance that there will not be further asset impairments related to future operational challenges and/or if commodity prices further decline.

For the fourth quarter of 2013, we recorded a non-cash asset impairment representing a write down to TC Mine assets' estimated fair value as of December 31, 2013. In addition, as of December 31, 2013, we updated the molybdenum reserves for Endako Mine using price of $10 per pound of molybdenum oxide compared to $12 per pound used previously, resulting in a significant reduction in the reserves. The reduction constituted a triggering event, requiring us to evaluate our long-lived assets for impairment in the fourth quarter. This evaluation resulted in a non-cash asset impairment at Endako Mine representing a write down to the assets' estimated fair value as of December 31, 2013.

Interest and Finance Fees

Interest and finance fees were $22.9 million in the fourth quarter of 2014 compared to $23.2 million in the fourth quarter of 2013. Beginning in September 2013, in conjunction with the start-up phase of Mount Milligan Mine, we ceased capitalizing a large portion of the incurred interest and debt issuance costs related to the our secured and unsecured notes, Tangible Equity Units ("tMEDS") and equipment financing facility.
In the fourth quarter of 2014 and 2013, we capitalized $0.8 million and $1.4 million, respectively of interest and amortization of debt issuance costs. We capitalize interest expense allocable to the cost of developing mining properties and to construct new facilities until assets are ready for their intended use. This capitalized interest will be amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.
Gain from Debt Extinguishment
Gain from debt extinguishment of $2.1 million in the fourth quarter of 2014 was due to the retirement of unsecured notes repurchased in the open market at less than their outstanding principal amount net of the effect of writing off deferred financing costs associated with such notes. Please refer to Note 9 in Item 8 of this 10-K, for further discussion.
Foreign Exchange Gains and Losses

For the fourth quarter of 2014 and 2013, we recognized $35.3 million and $40.8 million, respectively, of foreign exchange losses. These non-cash foreign currency losses were primarily unrealized and related to intercompany notes that were entered into as part of a strategy to manage cash balances to fund our operations and provide future tax benefits. The increase in foreign exchange losses was primarily due to the weakening of the C$ against the US$. The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.16 at December 31, 2014 compared to US$1.00 = C$1.06 at December 31, 2013. The foreign exchange rate averaged US$1.00 = C$1.14 for the fourth quarter of 2014 compared to an average rate of US$1.00 = C$1.05 for the same period in 2013.

Income and Mining Tax (Benefit) Expense
For the fourth quarter of 2014, we had a tax benefit of $16.4 million compared to a benefit of $66.4 million for the fourth quarter of 2013. The primary difference in the effective tax rate between the two periods is driven by the change in our valuation allowances by jurisdiction due to the asset impairments.
As a result of the asset impairments of our exploration properties for the fourth quarter of 2014, we recognized a tax benefit of $7.0 million through a reduction of deferred tax liabilities. However, the asset impairment for Endako Mine and TC Mine assets for the fourth quarter of 2014 did not have a tax impact due to a valuation allowance. This yielded a net effective tax rate of 6.7% on $104.8 million of asset impairments.
As a result of the asset impairment at TC Mine for the fourth quarter of 2013, we recognized a tax benefit of $47.4 million through a reduction of deferred tax liabilities, offset with a valuation allowance impact associated with the asset impairment of $1.5 million expense. However, the asset impairment for Endako Mine for the fourth quarter of 2013 did not have a tax impact due to a valuation allowance. This yielded a net effective tax rate of 23.6% on $194.1 million of asset impairments.
The tax benefit for the three months ended December 31, 2014 was also increased due to a $0.5 million gain on foreign exchange recorded as a component of deferred tax benefit. The tax benefit for the three months ended December 31, 2013 was also decreased due to a $0.1 million loss on foreign exchange recorded as a component of deferred tax benefit.
Three Years Ended December 31, 2014
Net Income (Loss)
Net loss for the year ended December 31, 2014 was $124.2 million, or $0.64 per diluted share, compared to net loss of $215.0 million, or $1.26 per share, for the year ended December 31, 2013 and net loss of $546.3 million, or $3.24 per share, for the year ended December 31, 2012.
The net loss for 2014 was primarily the result of non-cash asset impairments of $104.8 million, discussed previously and non-cash foreign currency losses of $99.8 million primarily on intercompany notes. The net loss was partially offset by net income generated from Mount Milligan Mine, an income and mining tax benefit of $21.7 million, higher molybdenum sales due to higher average molybdenum realized sales prices and lower molybdenum cost of sales compared to 2013.
The net loss for 2013 was primarily the result of non-cash asset impairments of $194.9 million, discussed previously. The net loss was also the result of non-cash foreign currency losses of $70.8 million primarily on intercompany notes and negative operating margins from Mount Milligan Mine. The net loss was partially offset by an income tax benefit of $63.4 million, higher molybdenum sales volume somewhat offset by lower average molybdenum realized sales prices and lower molybdenum operating expenses compared to 2012.
The net loss for 2012 was primarily the result of a $530.5 million non-cash asset impairments at Endako Mine and $47.0 million in non-cash impairment of goodwill. Lower sales volume, lower average realized sales prices and higher cash costs also contributed to net loss for the year. Net loss for 2012 was partially offset by an income tax benefit, non-cash foreign currency gains of $12.2 million on intercompany notes and a non-cash unrealized gain on common stock purchase warrants of $1.8 million.
The net loss for the year ended December 31, 2014 also included lower-of-cost-or-market product inventory write downs of $25.5 million compared to lower-of-cost-or-market product inventory write downs of $57.8 million in 2013 and $73.8 million in 2012.
Non-GAAP adjusted net income for the year ended December 31, 2014 was $54.6 million, or $0.25 per diluted share, non-GAAP adjusted net loss for the year ended December 31, 2013 was $5.0 million, or $0.03 per diluted share, and non-GAAP adjusted net loss for the year ended December 31, 2012 was $44.8 million, or $0.27 per diluted share. See "Non-GAAP Financial Measures" below for the definition and reconciliation of adjusted net income (loss).

Revenue
Revenues for the year ended December 31, 2014 were $806.7 million, up 85.7% compared to 2013, primarily driven by the addition of a full year of copper and gold revenues from Mount Milligan Mine and higher molybdenum sales due to higher average realized molybdenum sales prices. During 2014, we sold 64.7 million pounds of payable copper and 172,741 ounces of payable gold for total revenue of $350.7 million compared to the sale of 2.8 million pounds of payable copper and 5,541 ounces of gold for total revenue of $14.3 million during 2013. During the year ended December 31, 2014, we made 12 shipments to MTM Customers and received provisional payments for 12 of these shipments and final settlement payments for 8 shipments.
During 2014 and 2013, we sold 36.6 million pounds and 36.5 million pounds of molybdenum, respectively, of which 28.5 million pounds and 31.5 million pounds, respectively, were from our molybdenum mines. The average realized sales price for molybdenum in 2014 was $12.06 per pound, which was $1.09 per pound, or 9.9% higher than in 2013.
Revenues for the year ended December 31, 2013 were $434.4 million, up 8.2% compared to 2012. During 2013, we sold 36.5 million pounds of molybdenum, which was 7.8 million pounds more than the volume sold in 2012. Increases in molybdenum sales volumes were the result of higher production at TC Mine due to higher grade ore, and mill recoveries as well as improved operating efficiency, and higher ore grade and mill recoveries at Endako Mine. The average realized sales price for molybdenum in 2013 was $10.97 per pound, which was $2.51 per pound lower compared to the average realized sales price for molybdenum in 2012.
Operating Expenses
Operating expenses in 2014 were $523.8 million, up 59.6% compared to 2013. The increase in operating expenses in 2014 was primarily the result of operating Mount Milligan Mine for an entire year, which was partially offset by a decrease in lower-of-cost-or-market product inventory write-downs and lower costs at TC Mine.
Operating expenses in 2013 were $328.2 million, down 12.4% compared to 2012. The decrease in operating expenses in 2013 was primarily the result of significantly lower costs at TC Mine due to the suspension of waste stripping activities, resulting in a reduction in costs for the year of $28.6 million and decreased lower-of-cost-or-market product inventory write downs, which were partially offset by operating costs for Mount Milligan as we entered the production phase during the fourth quarter of 2013.
Lower-of-cost-or-market product inventory write downs within operating expenses for 2014, 2013 and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012
Copper-Gold	$—	$20.2	$—
US Operations Molybdenum	2.1	—	14.4
Canadian Operations Molybdenum	20.4	24.1	38.2
	$22.5	$44.3	$52.6
Product inventory write downs for the Canadian Operations Molybdenum segment in 2014 were primarily the result of higher cost production from Endako Mine due to lower than anticipated ore grades and recoveries. Product inventory write downs for the US Operations Molybdenum segment in 2014 were primarily the result of higher cost production from TC Mine in the fourth quarter of 2014 as we processed stockpiled ore from Phase 7, which resulted in higher unit cash costs in relation to molybdenum market prices.
Copper-gold product inventory write downs in 2013 were the result of the start-up of the mine, with higher unit cash costs in relation to copper and gold market prices.
Canadian Operations Molybdenum product inventory write downs in 2013 were primarily due to various operational issues experienced in the first half of 2013, discussed in the Segment Discussion, together with materials and supplies surplus and obsolete inventory write downs in the fourth quarter of 2013, which resulted in higher unit cash costs in relation to molybdenum market prices.
US Operations Molybdenum product inventory write downs in 2012 were the result of planned mine pit sequencing from Phase 6 to Phase 7, which resulted in significantly higher waste removal costs and lower grade ore in the last half of 2011 and first nine months of 2012, which, in turn, reduced production and increased cash costs per pound produced at TC Mine.

Canadian Operations Molybdenum product inventory write down in 2012 was primarily due to higher unit cash costs at Endako Mine, caused by lower production as a result of lower-than-anticipated ore grades and mill recoveries.
The non-GAAP financial measures of cash cost per pound produced from our mines for 2014, 2013 and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012
Copper-Gold
Copper ($/payable lb. produced - By-product basis)	$1.15	$7.76	$—
Copper ($/payable lb. produced - Co-product basis)	$1.97	$5.40	$—
Gold ($/payable oz. produced - Co-product basis)	$525	$1,468	$—
Molybdenum
Thompson Creek Mine	$4.44	$4.57	$8.06
Endako Mine	$11.72	$10.93	$15.42
Molybdenum mines weighted-average	$6.91	$6.49	$10.09
See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced.
For Copper-Gold, 2014 production increased over 2013 as the Mount Milligan Mine had a full year of production in 2014 compared to four months of production in 2013 due to the start-up of the mine. Mount Milligan unit cash costs were lower primarily as a result of the higher production and favorable foreign exchange rates, as discussed below in the Segment Discussion. For molybdenum, the increase in the cash cost per pound produced was primarily due to lower production from Endako Mine, which was partially offset by favorable foreign exchange rates for costs at Endako Mine. For Endako Mine, our share of the production was lower due to lower than anticipated ore grades and recoveries, which was somewhat offset by higher ore tonnes milled.
For Copper-Gold, cash cost per pound produced for 2013 reflects production for the fourth quarter of 2013 only, due to the start-up of Mount Milligan Mine. For molybdenum, the decrease in cash cost per pound produced in 2013, as compared to 2012 was primarily driven by lower cash costs at TC Mine. Cash cost per pound produced at TC Mine decreased due to the absence of costs for waste stripping and higher production from a higher ore grade. Cash cost per pound produced was also lower at Endako Mine in 2013, as compared to 2012, due to increased recovery and higher ore grade and lower operating costs, which was partially offset by of a write down of surplus and obsolete materials and supplies inventory at Endako Mine of $2.0 million, or $0.23 per pound produced. During the first half of 2012, the new mill at Endako Mine was in the start-up phase, and the new mill had lower than anticipated recovery rates throughout 2012 that resulted in low production and high cash costs.
DD&A
DD&A in 2014 was $99.9 million, an increase of 92.5%, compared to 2013. This increase was primarily attributable to the addition of a full year of DD&A at Mount Milligan Mine, which was partially offset by lower DD&A at TC Mine and Endako Mine due to the fourth quarter 2013 non-cash write-downs of the property, plant and equipment at TC Mine and Endako Mine, which reduced the carrying value and depreciable base of our molybdenum assets (or our share of the carrying value and depreciable base of the assets, in the case of Endako Mine), and a lower volume of molybdenum pounds sold from our mines compared to 2013. Additionally, DD&A was impacted by reduced lower-of-cost-or-market product inventory write downs in 2014 compared to 2013.
DD&A in 2013 was $51.9 million, a decrease of 18.9%, compared to 2012. This decrease was primarily attributable to lower DD&A at Endako Mine as a result of the fourth quarter 2012 non-cash write down of our share of the Endako property, plant and equipment assets, which significantly lowered the carrying value and depreciable base of our share of assets at Endako Mine, offset by a higher volume of molybdenum pounds sold from our mines compared to 2012 and the start-up of the production phase at Mount Milligan Mine during the fourth quarter of 2013. Additionally, DD&A was impacted by reduced lower-of-cost-or-market product inventory write downs in 2013 compared to 2012.
Lower-of-cost-or-market product inventory write downs within DD&A for 2014, 2013 and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012
Copper-Gold	$—	$2.1	$—
US Operations Molybdenum	0.2	—	1.2
Canadian Operations Molybdenum	2.8	4.1	20.0
	$3.0	$6.2	$21.2
General and Administrative Expense
General and administrative expense in 2014 was $23.5 million compared to $21.6 million and $27.6 million in 2013 and 2012, respectively. General and administrative expense in 2014, 2013 and 2012 included $3.6 million, $3.3 million and $3.9 million, respectively, of non-cash stock-based compensation expense. General and administrative expense increased in 2014 from 2013 primarily due to a $1.8 million increase in compensation expense in connection with severance costs and bonuses, a $1.3 million increase in tax consulting and audit services which were partially offset by other lower consulting fees. General and administrative expenses were lower in 2013 compared to 2012 primarily due to lower salaries and benefits and consulting fees.
Exploration Expense
Exploration expense in 2014 was $0.9 million compared to $1.4 million in 2013 and $2.2 million in 2012. The 2014 expenses were primarily comprised of mineral tenure payments of $0.5 million relating to the Berg and Maze Lake properties, and $0.4 million relating to exploration activities at TC Mine and Mount Milligan Mine.
The 2013 expenses were comprised primarily of $0.6 million in mineral tenure payments for the Berg property, exploration drilling activities at TC Mine, Endako Mine and Mount Milligan Mine of $0.2 million, and $0.6 million for property payments on the Davidson property. In the fourth quarter of 2013, we terminated the vending agreement through which we had held an interest in the Davidson property.
The 2012 exploration expenses were comprised of $1.1 million for the Berg property; exploration drilling activities at TC Mine, Endako Mine and Mount Milligan Mine of $0.6 million; and $0.5 million for property payments on the Davidson property.
Asset Impairments
The following table sets forth the write downs of property, plant, and equipment and development assets, mineral reserves and materials and supplies inventory for the years presented:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
US Operations Molybdenum
Property, plant, and equipment	$—	$127.8	$—
Materials and supplies	3.3	1.6	—
Canadian Operations Molybdenum
Property, plant, and equipment assets	66.7	59.4	530.5
Materials and supplies	9.5	5.3	—
Exploration Properties and Other
Mineral reserves	25.3	—	—
Land	—	0.8	—
Goodwill	—	—	47.0
	$104.8	$194.9	$577.5
Please see the discussion above in "Three Months Ended December 31, 2014 (Unaudited) - Asset Impairments" for more information regarding the non-cash asset impairments in the US Operations Molybdenum and Canadian Operations Molybdenum segments for 2014 and 2013 and the impairments to mineral reserves of exploration properties, which were recorded in the fourth quarter of the respective fiscal year.

During 2013, we negotiated a contract with US Energy to sell land originally acquired by one of our subsidiaries for easements related to the Mt. Emmons project, in respect of which we terminated our interest in 2011. We assessed the impact of this contract on the carrying value of the land, and during the third quarter of 2013, recorded a non-cash impairment representing a write down to the land's fair value.
In 2012, the significant decline in molybdenum prices and the performance of TC Mine and Endako Mine caused us to closely monitor and evaluate potential write downs throughout the year. During the third quarter of 2012, we suspended waste stripping activity associated with the next phase of production at TC Mine. This decision and the decline in molybdenum prices represented significant changes in our business, requiring us to evaluate for potential impairments on an enterprise-wide basis at September 30, 2012. For purposes of the impairment evaluation, management considered estimates of after-tax discounted future cash flows of the individual reporting units, life-of-mine plans developed using long-term analyst pricing reflective of the then-current price environment, management's projections for operating costs and the market value of our equity. As a result of this evaluation, an impairment charge representing the remaining balance of goodwill, was recorded in the third quarter of 2012. Additionally, during the fourth quarter of 2012, we recorded a non-cash asset impairment of Endako Mine long lived assets, as discussed above.
Interest and Finance Fees
Interest and finance fees of $92.3 million in 2014 were composed of $87.0 million in interest and finance fees on tMEDS and secured and unsecured notes, $5.1 million in interest on mobile mining equipment loans and $0.2 million in debt issuance cost amortization and commitment fees. In 2014, we capitalized interest and debt issuance costs totaling $4.1 million.
Interest and finance fees of $24.1 million in 2013 were composed of approximately $21.7 million in interest and finance fees on tMEDS and secured and unsecured notes, $2.2 million in interest on mobile mining equipment loans and $0.2 million in debt issuance cost amortization and commitment fees. Beginning in September 2013, in conjunction with the start-up phase at Mount Milligan, we ceased capitalizing a large portion of incurred interest and debt issuance costs related to our secured and unsecured notes, tMEDS and equipment financing facility. In 2013, we capitalized interest and debt issuance costs totaling $75.2 million.
Interest and finance fees of $12.8 million in 2012 were composed of approximately $2.7 million commitment fees on the unused revolving credit facility prior to its termination, $9.5 million of debt issuance cost amortization and $0.6 million of interest on the mobile mining equipment loans. In 2012, we capitalized interest and debt issuance costs totaling $45.8 million.
In 2014, we made cash interest payments of $91.3 million related to our secured and unsecured notes, tMEDS and equipment financing facility. In 2013, we made cash interest payments of $81.8 million related to our unsecured notes, tMEDS, equipment financing facility and revolving credit facility. In 2012, we made cash interest payments of $41.3 million.
Gain from debt extinguishment
Gain from debt extinguishment of $1.6 million in 2014 was due to the retirement of unsecured notes repurchased in the open market at less than their outstanding principal amount, net of the effect of writing off deferred financing costs associated with such notes. This gain was partially offset by a loss from debt extinguishment of $0.5 million in the first nine months of 2014 due to the extinguishment of the senior amortizing notes component of the tMEDS units tendered in the Exchange Offer. See Note 9 in Item 8 of this 10-K, for a further discussion.
Other
Other income in 2014 was $8.1 million compared to $1.1 million for 2013. The 2014 increase was due primarily to a settlement in 2014 associated with interest on a state tax refund received in 2010 and $4.7 million in favorable mark-to-market income related to copper and gold commodity price hedges, of which $2.0 million was realized and $2.7 million was unrealized.
Foreign Exchange Gains and Losses
During 2014, we recognized foreign exchange losses of $99.8 million compared to foreign exchange losses of $70.8 million in 2013 and foreign exchange gains of $12.2 million in 2012.
During 2014, the US$ strengthened against the C$, which resulted in an unrealized foreign exchange loss of $101.3 million primarily on increased borrowings on the intercompany notes that are denominated in C$ but are measured in US$. The unrealized foreign exchange loss discussed above was offset by a realized foreign exchange gain of $1.5 million on C$ cash balances which have the US$ as their measurement currency and on US$ payables and receivables which have the C$ as their measurement currency.

During 2013, the US$ strengthened against the C$, which resulted in an unrealized foreign exchange loss of $70.4 million primarily on increased borrowings on the intercompany notes that are denominated in C$ but are measured in US$. The remaining foreign exchange loss was the result of C$ cash balances that have the US$ as their measurement currency and on US$ payables and receivables that have the C$ as their measurement currency.
During 2012, the US$ weakened against the C$, which resulted in an unrealized foreign exchange gain of $13.3 million on intercompany notes that are denominated in C$ but are measured in US$ and an unrealized foreign exchange loss of $1.7 million on foreign currency derivative instruments. The remaining foreign exchange gain was the result of C$ cash balances that have the US$ as their measurement currency and on US$ payables and receivables that have the C$ as their measurement currency.
The foreign exchange rate was US$1.00 = C$1.16 at December 31, 2014 compared to US$1.00 = C$1.06 at December 31, 2013 and US$1.00 = C$0.99 at December 31, 2012.
Income and Mining Tax (Benefit) Expense
We had a tax benefit of $21.7 million in 2014 compared to a benefit of $63.4 million in 2013 and a benefit of $111.1 million in 2012. The primary difference effective tax rate between the three years is driven by the change in our valuation allowances by jurisdiction due to the asset impairments.
As a result of the asset impairments of our exploration properties in 2014, we recognized a tax benefit of $7.0 million through a reduction of deferred tax liabilities. The asset impairments for Endako Mine and TC Mine assets for 2014 did not have a tax impact due to a valuation allowance. This yielded a net effective tax rate on impairments of 6.7% on $104.8 million of asset impairments.
As a result of the asset impairments in the US for 2013, we recognized a tax benefit of $47.7 million through a reduction of deferred tax liabilities, offset with a valuation allowance impact associated with the asset impairments of $1.5 million expense. The asset impairment for Endako Mine in 2013 did not have a tax impact due to a valuation allowance. This yielded a net effective tax rate of 23.7% on $194.9 million of asset impairments.
As a result of the asset impairment for Endako Mine for 2012, we recognized a tax benefit of $183.3 million through a reduction of our deferred tax liabilities, offset with a valuation allowance impact associated with the asset impairment by $119.2 million expense. This yielded a net effective tax rate of 12.1% on $530.5 million of asset impairments.
The tax benefit for the year ended December 31, 2014 was also increased by $7.4 million due to a change in various tax positions and by $1.1 million due to a gain on foreign exchange recorded as a component of deferred tax benefit. The tax benefit for the year ended December 31, 2013 was also decreased due to the change in the British Columbia provincial income tax rate and a $0.5 million loss on foreign exchange recorded as a component of deferred tax benefit.

Segment Discussion
The following discussion presents operating and financial results for the three months ended December 31, 2014 and 2013, and years ended December 31, 2014, 2013 and 2012 for each reportable segment.
Copper-Gold
Mount Milligan Mine
The following table summarizes Mount Milligan Mine's operating and financial results for the three months ended December 31, 2014 and 2013 and years ended December 31, 2014, 2013 and 2012:

	Three Months Ended December 31,		Years Ended December 31,
(Unaudited)	2014	2013	2014	2013	2012
Operational Statistics
Mined
Ore tonnes (000's)	4,700	2,183	15,245	2,734	—
Waste tonnes (000's)	2,564	8,888	11,224	24,754	—
Strip ratio	0.55	4.98	0.74	11.22	—
Milled (000's tonnes)	4,028	1,785	14,290	2,073	—
Copper ore grade (%)	0.27%	0.31%	0.27%	0.30%	—%
Gold ore grade (g per tonne)	0.54	0.56	0.64	0.55	—
Copper recovery (%)	79.0%	80.2%	80.4%	78.8%	—%
Gold recovery (%)	60.8%	57.4%	63.1%	56.4%	—
Concentrate production (dry tonnes)	36,270	16,786	125,385	18,420	—
Copper payable production (000's lb) (1)	18,024	9,350	64,569	10,362	—
Gold payable production (oz) (1)	40,967	17,952	177,606	19,879	—
Copper cash cost ($/payable lb produced) - By-Product (2)	$1.16	$7.33	$1.15	$7.76	$—
Copper cash cost ($/payable lb produced) - Co-Product (2)	$1.88	$5.19	$1.97	$5.40	$—
Gold cash cost ($/payable oz produced) - Co-Product (2)	$506	$1,385	$525	$1,468	$—
Copper payable production sold (000's lb)	15,478	2,801	64,692	2,801	—
Gold payable production sold (oz)	38,910	5,541	172,741	5,541	—
Copper average realized sales price ($/lb) (2)	$2.75	$3.29	$3.02	$3.29	$—
Gold average realized sales price ($/oz) (2)	$1,003	$1,006	$1,002	$1,006	$—
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
General
Mount Milligan Mine began the commissioning and start-up phase during the third quarter of 2013 and reached commercial production as of February 18, 2014, defined as operation of the mill at 60% design capacity mill throughput for 30 days. Ramp-up activities continued throughout 2014 and are ongoing. The full year of production and sales in 2014, as compared to the partial year of production and sales in 2013, impacts comparability of the operating and financial results for the Copper-Gold segment year-over-year and quarter-over-quarter from 2013 to 2014. As supplemental disclosure, we provide certain operating and financial results for, and discusses comparability between, the fourth quarter of 2014 and the third quarter of 2014.
Copper and Gold Production and Cash Costs
Due to the timing of Mount Milligan Mine start-up and production, as discussed above, concentrate production, payable copper production, and non-GAAP unit cash costs for the year and three months ended December 31, 2014 improved significantly in relation to the comparable 2013 periods.
For the fourth quarter of 2014 compared to the third quarter of 2014, there was a 16.2% increase in concentrate production (dry tonnes), a 10.8% increase in payable copper production, and an 8.3% increase in mill throughput. Non-GAAP unit cash costs for the 2014 fourth quarter compared to the 2014 third quarter were $1.16 per pound compared to $0.77 per pound on a copper by-product basis, respectively, $1.88 per pound compared to $1.80 per pound on a co-product basis for payable copper, respectively, and $506 per ounce compared to $477 per ounce on a co-product basis for payable gold, respectively. By-product cash costs in the fourth quarter of 2014 were negatively impacted by lower ounces of gold sold due to lower gold produced in the fourth quarter of 2014 compared to third quarter of 2014, which was somewhat offset by favorable movements in exchange rates and fuel prices.

The US$ strengthened against the C$ in the fourth quarter of 2014. Rates at December 31, 2014 were US$1.00 = C$1.16 and the average foreign exchange rate was US$1.00 = C$1.14 for the fourth quarter of 2014.
Operating costs were positively impacted by favorable foreign exchange rates, as the US$ strengthened against the C$ in 2014. The average foreign exchange rate was US$1.00 = C$1.14 for the fourth quarter of 2014 compared to US$1.00 = C$1.09 for the third quarter of 2014, resulting in a favorable impact on operating costs of approximately $2.1 million. The average foreign exchange rate was US$1.00 = C$1.10 for 2014 compared to US$1.00 = C$1.06 for 2013 resulting in a favorable impact on operating costs of approximately $14.1 million.
Copper and Gold Sold
During the three months and year ended December 31, 2014, we sold 15.5 million pounds and 64.7 million pounds of copper, respectively, and 38,910 ounces and 172,741 ounces of payable gold, respectively when compared to 2.8 million pounds of copper and 5,541 ounces of gold for each of the comparable periods in 2013. During the three months and year ended December 31, 2014 we made three and twelve shipments and sales, respectively, compared to one shipment and sale during each of the comparable periods in 2013.
As outlined in the table above, the copper and gold sales were lower in the fourth quarter of 2014 when compared to the third quarter of 2014 primarily due to less concentrate shipped and sold in the 2014 fourth quarter together with lower metal content. Additionally, copper sales were negatively impacted from lower average realized copper prices in the fourth quarter of 2014 while gold sales were positively impacted from higher average realized gold prices in the fourth quarter of 2014. While we recorded three sales in both the fourth and third quarter of 2014 the average realized prices were $2.75 per pound of payable copper and $1,003 per ounce of payable gold in the fourth quarter of 2014 compared to $3.02 per pound of payable copper and $952 per ounce of payable gold in the third quarter of 2014. The average realized prices for copper and gold for the three months and year ended December 31, 2014 were impacted by the final settlement of certain provisional payments together with mark-to-market adjustments for provisional payments not yet settled.
Capital Expenditures
During the three months ended December 31, 2014, we made C$11.5 million of capital expenditures for Mount Milligan Mine, consisting of C$3.7 million for the permanent operations residence, C$7.2 million for operations and C$0.6 million for the construction project. During 2014, we made C$85.6 million of cash capital expenditures for Mount Milligan, consisting of C$32.9 million for the permanent operations residence, C$34.0 million for operations and C$18.7 million for the construction project. Total cash capital expenditures of C$85.6 million during 2014 included C$22.2 million in cash payments of accruals related to 2013.
The permanent operations residence was completed in 2014. Residents commenced moving into the facilities beginning early October 2014, with the move complete by the end of November 2014. As of December 31, 2014, we have incurred approximately C$52.0 million in aggregate capital expenditures for the construction of the permanent operations residence of which C$0.3 million was accrued at December 31, 2014 and still remains to be paid in cash.
US Operations Molybdenum
Thompson Creek Mine (TC Mine)
The table that follows summarizes TC Mine's operating and financial results for the three months ended December 31, 2014 and 2013 and years ended December 31, 2014, 2013 and 2012:

	Three Months Ended December 31,		Years Ended December 31,
(Unaudited)	2014	2013	2014	2013	2012
Operational Statistics
Mined
Ore tonnes (000's)	—	1,810	2,812	9,262	12,427
Waste tonnes (000's)	187	636	826	4,841	14,691
Strip ratio	—	0.35	0.29	0.52	1.18
Milled (000's tonnes)	1,832	2,136	8,462	9,162	9,306
Grade (% molybdenum)	0.070	0.110	0.103	0.110	0.088
Recovery (%)	86.6%	92.7%	91.3%	93.0%	90.5%
Molybdenum production (000's lb) (1)	2,532	4,826	17,371	20,889	16,238
Cash cost ($/lb produced) (2)	$6.52	$4.69	$4.44	$4.57	$8.06
Molybdenum sold (000's lb)	3,373	6,671	18,736	23,685	11,643
Average realized sales price ($/lb) (2)	$12.26	$10.27	$12.30	$11.07	$13.71
_______________________________________________________________________________

(1)	Mined molybdenum production pounds reflected are molybdenum oxide and HPM.

(2)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.
General
As previously disclosed, effective December 31, 2014, TC Mine was placed on care and maintenance after completing the processing of stockpiled ore from Phase 7. We are conducting limited stripping at the mine for the next phase of mining to maintain options while we continue to evaluate alternatives for TC Mine. During the third and fourth quarters of 2014, as a result of the completion of the mining of Phase 7 ore and the processing of stockpiled material and in connection with the placement of TC Mine on care and maintenance, we reduced our work force at TC Mine by 77% and recognized severance costs of approximately $2.1 million.

As discussed above, we recognized non-cash asset impairments on the remaining materials and supplies inventory at TC Mine of $3.3 million in 2014, and non-cash asset impairments representing a write down to TC Mine assets' estimated fair value as of December 31, 2013 of $129.4 million.
Molybdenum Production and Cash Costs
For the fourth quarter of 2014, molybdenum production at TC Mine was 2.5 million pounds compared to production of 4.8 million pounds in the fourth quarter of 2013. The 2014 fourth quarter production was lower primarily due to significantly lower ore grades and mill recoveries associated with the processing of stockpiled material. TC Mine completed the processing stockpiled ore in the fourth quarter of 2014 and the mine was placed on care and maintenance, as previously noted.

Molybdenum production at TC Mine for 2014 was 17.4 million pounds compared to 20.9 million pounds for 2013. Production was negatively affected in 2014 by lower ore grades and mill recoveries primarily related to the processing of stockpiled ore in the fourth quarter of 2014, as previously noted. Lower-of-cost-or-market product inventory write downs at TC Mine were $2.3 million and nil during 2014 and 2013, respectively.

For 2013, molybdenum production from TC Mine was up 28.6% from 2012. For the full year of 2013 compared to the full year of 2012, production in 2013 was favorably impacted by significantly higher grade ore, which resulted in higher mill recovery and higher production, compared to 2012. Production in the second and third quarters of 2012 was negatively impacted by a pit wall slough in May 2012, which was more than offset by the mining of higher grade ore in the fourth quarter of 2012. Lower-of-cost-or-market product inventory write downs at TC Mine were nil and $15.6 million during 2013 and 2012, respectively.

The non-GAAP financial measure of cash cost per pound produced in the fourth quarter of 2014 was $6.52 per pound compared to $4.69 per pound for the same quarter in 2013. The cash costs were 39% higher in the 2014 fourth quarter primarily due to lower production which was somewhat offset by lower operating costs related to the completion of mining Phase 7 and processing stockpiled ore, including postponed maintenance repairs and major equipment rebuilds, fewer wear part replacements, lower diesel consumption and decreased blasting costs. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced.

In 2014, the non-GAAP financial measure of cash cost per pound produced decreased by 2.8% from 2013. The cash cost in 2014 was lower than 2013 primarily due to lower operating costs as discussed above, which was somewhat offset by lower production. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced.

In 2013, the non-GAAP financial measure of cash cost per pound produced decreased by 43.3% compared to 2012. The cash cost in 2013 was lower due to the absence of stripping costs and higher production from a significantly higher ore grade. Cash cost in 2012 included stripping costs of $28.6 million, or $1.76 per pound produced, compared nil in 2013. Additionally, during 2012, TC Mine incurred costs associated with a new access road to work around a pit wall slough that occurred in May 2012. See "Non-GAAP Financial Measures" below for the definition and calculation of cash cost per pound produced.
Molybdenum Sold
Molybdenum pounds sold from TC Mine in the fourth quarter of 2014 was down 49.4% from the fourth quarter of 2013. Lower sales volumes in the fourth quarter of 2014 were mainly the result of lower production during the fourth quarter of 2014 compared to the same period in 2013. The average realized sales price in the fourth quarter of 2014 was $12.26 per pound versus $10.27 per pound in the same period in 2013.

For 2014, TC Mine, sales volumes decreased 20.9% compared to 2013 mainly due to lower production. The average realized sales price for 2014 was $12.30 per pound versus $11.07 per pound in 2013.

For 2013, TC Mine sales volumes increased 103.4% compared to 2012 mainly due to higher production. The average realized sales price for 2013 was $11.07 per pound compared to $13.71 per pound in 2012. Production and sales in 2012 were adversely impacted by planned stripping activities at TC Mine in the first half of 2012. To accommodate 2012's lower production, we entered into annual sales contracts for lower volumes of product and supplemented production in the first half of 2012 with product purchased from third parties. Also contributing to lower sales volumes in 2012 was a weaker spot market in the second half of 2012, which in turn led to a build-up of inventory during that period.
Langeloth Facility
Operating results for the Langeloth Facility represent activities related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility and excludes product volumes and costs related to the roasting and processing of TC Mine and Endako Mine product. The Langeloth Facility costs associated with roasting and processing of TC Mine and Endako Mine product are included in each Mine's respective operating results. In spite of TC Mine being placed on care and maintenance and Endako Mine's suspended operations we expect the Langeloth Facility to operate at approximately 85% capacity in 2015 from a supply of third party product and tolling arrangements.
The following is a summary of the Langeloth Facility's operating results for the three months ended December 31, 2014 and 2013 and years ended December 31, 2014, 2013 and 2012:

	Three Months Ended December 31,		Years Ended December 31,
(Unaudited)	2014	2013	2014	2013	2012
Operational Statistics
Molybdenum sold from purchased product (000's lb)	2,376	468	8,061	5,054	10,542
Realized price on molybdenum sold from purchased product ($/lb)	$9.16	$10.15	$12.02	$11.35	$13.50
Toll roasted and upgraded molybdenum processed (000's lb)	80	732	726	3,782	6,296
Roasted metal products processed (000's lb)	748	3,250	9,938	17,784	12,153
Molybdenum sold from third-party purchased molybdenum concentrate increased for the quarter and fiscal year ended December 31, 2014, as compared to the same periods in 2013, as a result of lower production and sales from our molybdenum mines in 2014. The average realized sales price was $9.16 per pound and $12.02 per pound for the 2014 fourth quarter and fiscal year, respectively, compared to $10.15 per pound and $11.35 per pound for the 2013 fourth quarter and fiscal year, respectively, primarily due to changes in the market price of molybdenum oxide during the 2014 periods.

Molybdenum sold from purchased product for the year ended December 31, 2013 was down 52.1% from 2012 primarily due to substantially lower molybdenum purchases in 2013 compared to the same period in 2012 as a result of higher production at both of our molybdenum mines. Additionally Langeloth processed all Endako Mine concentrates in 2013 due to the Endako roaster shutdown in the first quarter of 2013. The average realized sales price on molybdenum sold from purchased product in 2013 was down 15.9% compared to the same period in 2012 due to a decrease in the market price of molybdenum oxide throughout 2013.
The volume of toll roasted and upgraded molybdenum processed during the fourth quarter of 2014 and the fiscal year 2014 decreased 89.1% and 80.8%, respectively, compared to the same periods in 2013, primarily due to lower capacity for toll roasted third-party material due to higher volume of third party purchased material.
The volume of toll roasted molybdenum processed during 2013 decreased 39.9% compared to 2012 primarily due to lower capacity for third-party material due to higher volume of material processed from our own molybdenum mines.
The volume of roasted metal products processed during the 2014 fourth quarter and fiscal year decreased 77.0% and 44.1%, respectively, compared to the same periods in 2013 due to decreased customer demand and the lack of available material. The volume of roasted metal products increased 46.3% for 2013 compared to 2012 due to increased customer demand.
Canadian Operations Molybdenum
Endako Mine
The table and related discussion that follows summarize our 75% share of Endako Mine's operating and financial results for the three months ended December 31, 2014 and 2013 and years ended December 31, 2014, 2013, and 2012:

	Three Months Ended December 31,		Years Ended December 31,
(Unaudited)	2014	2013	2014	2013	2012
Operational Statistics
Mined
Ore tons (000's)	925	2,443	6,004	5,344	6,759
Wasted tons (000's)	335	411	1,258	1,519	5,964
Strip ratio	0.36	0.17	0.21	0.28	0.93
Milled (000's tons)	2,984	3,082	12,853	11,476	11,033
Grade (% molybdenum)	0.041	0.044	0.043	0.048	0.042
Recovery (%)	68.0%	79.2%	73.7%	74.2%	62.7%
Molybdenum production (000's lb) (1)	1,796	2,368	8,885	9,056	6,191
Cash cost ($/lb produced) (2)	$15.73	$11.44	$11.72	$10.93	$15.42
Molybdenum sold (000's lb)	2,380	2,533	9,779	7,783	6,504
Average realized sales price ($/lb) (2)	$10.34	$9.67	$11.64	$10.45	$13.05
_______________________________________________________________________________

(1)	Mined molybdenum production pounds are molybdenum oxide.

(2)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.
General
As discussed above, due to adverse conditions in the molybdenum market, our Endako Mine was placed on temporary suspension, effective December 31, 2014. We recognized non-cash asset impairments on our share of the Endako Mine assets of $76.2 million in 2014, $64.7 million in 2013 and $530.5 million in 2012.
Molybdenum Production and Cash Costs
Our 75% share of molybdenum production at Endako Mine in the 2014 fourth quarter and fiscal year was decreased by 24.2% and 1.9%, respectively, compared to the corresponding periods in 2013, primarily due to lower ore grades and mill recoveries.
Our 75% share of molybdenum production at Endako Mine in 2013 was 46.3% higher compared to 2012 primarily due to higher ore grades and higher mill recoveries as a result of mining fresh ore in the last half of 2013 versus processing stockpiled ore. During 2012, production was negatively affected by lower than anticipated mined ore grade in the first eight months of 2012 from the Denak West pit, a lower than expected recovery rate from the new mill and lower ore grade from stockpiled ore processed in the last five months of 2012, which were partly offset by higher mill throughput in 2012.
Lower-of-cost-or-market product inventory write downs at Endako Mine were $12.6 million and $8.1 million for the fourth quarter of 2014 and 2013, respectively, and $23.2 million, $28.2 million and $58.2 million for fiscal year 2014, 2013 and 2012, respectively.
The non-GAAP financial measure of cash cost per pound produced increased 37.5% and 7.2% in the 2014 fourth quarter and fiscal year, respectively, compared to the same periods in 2013. These higher cash costs were primarily driven by lower production from lower ore grades and recoveries together with higher mining costs associated with longer truck hauls, partially offset by lower diesel costs and the favorable impact of foreign exchange rates. The foreign exchange rate averaged US$1.00 = C$1.14 for the fourth quarter of 2014 compared to an average rate of US$1.00 = C$1.05 for the same period in 2013. Foreign exchange rates averaged US$1.00 = C$1.06 for fiscal 2014 compared to US$1.00 = C$1.03 for fiscal 2013, See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced.
For 2013, the cash cost per pound produced decreased 29.1% compared to 2012. Cash cost per pound produced was lower due to higher ore grades and recoveries, lower operating costs and favorable foreign exchange rates in 2013 compared to 2012. Foreign exchange rates averaged US$1.00 = C$1.03 for fiscal 2013 compared to US$1.00 = C0.99 for fiscal 2012. See "Non-GAAP Financial Measures" below for the definition and reconciliation of cash cost per pound produced.
Molybdenum Sold
Our share of molybdenum sold from Endako Mine in the fourth quarter of 2014 was 6.0% lower than the fourth quarter of 2013. The average realized sales price in the fourth quarter of 2014 was $10.34 per pound, which was higher than the fourth quarter of 2013 average realized sales price of $9.67 per pound as a result of improved market prices for molybdenum oxide.
For 2014, our share of molybdenum sold from Endako Mine was 25.6% higher compared to 2013 together with 11.4% higher average realized sales prices over the same period. Higher sales volumes were primarily due to the sale of molybdenum inventory from 2013 production. Higher average realized prices were the result of improved market prices for molybdenum oxide.
For 2013, our share of molybdenum sold from Endako Mine was 19.7% higher compared to 2012 while the average realized sales price was down 19.9% over the same period. Higher sales volumes were the result of higher production, as discussed above, while lower prices were the result of declining market prices for molybdenum oxide.
Liquidity and Capital Resources
Our financial position was as follows:

	At December 31,
	2014	2013
Cash and cash equivalents	$265.6	$233.9
Accounts receivable, including related party receivables	$46.1	$54.1
Accounts payable	$93.1	$104.9
Current portion of debt, including equipment financings	$26.7	$37.2
Total working capital	$272.2	$315.4
Total debt, including equipment financings	$944.7	$1,012.8
We monitor our positions with, and the credit quality of, the financial institutions and companies in which we invest our cash and cash equivalents. We manage our credit risk from accounts receivable through our collection activities. As of the date of this Annual Report on Form 10-K, we have not experienced any material delinquencies regarding the collection of accounts receivable.
During 2014, our debt and liquidity positions were primarily affected by the following:

•	Cash generated by operating activities of $184.8 million;

•
Capital expenditures of $82.1 million, primarily related to the construction of the permanent residence, operating capital and the payment of amounts accrued during 2013 related to the construction and development of Mount Milligan Mine; and

•	Principal payments of $56.1 million.
We monitor our exposure to the prices of our products as well as the currencies in which we operate. During the year ended December 31, 2014, we entered into hedges to manage exposure to fluctuations in the prices of copper and gold (particularly the exposure between the provisional and final payments from our customers), and also purchased gold to satisfy our obligations under the Gold Stream Arrangement. During 2014, we also entered into hedges to manage exposure to the potential strengthening of the Canadian dollar against the US dollar. See Note 6 in Item 8 for further discussion.
As described more fully in Note 11 in Item 8, during 2014, in connection with the settlement of the Exchange Offer, we extinguished $10.9 million of the senior amortizing notes component of the tendered tMEDS by making a principal payment of $1.2 million and issuing common stock to the senior amortizing note holders. This transaction resulted in future principal and interest cash payment savings of $11.7 million. As described more fully in Note 9 in Item 8, during the fourth quarter of 2014 we repurchased $25.7 million of our senior unsecured notes in open market transactions. These transactions resulted in cash savings of $12.4 million, of which $2.5 million related to the discounted purchase and $9.9 million related to future interest savings. Additionally, in the first quarter of 2015, we repurchased an additional $7.3 million of our senior unsecured notes, resulting in cash savings of $3.8 million, of which $0.4 million related to the discounted purchase and $3.4 million related to future interest saving. With the exchange of the tMEDS and the recent note repurchases, we have reduced our outstanding debt by $43.8 million and extinguished future interest payments by $14.1 million. We may from time to time redeem, retire and/or purchase more outstanding debt, depending upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. However, there can be no assurance that we will take any of these actions.
With expected cash flow from the Mount Milligan Mine at current copper and gold prices and foreign exchange rates, expected cash flow from our residual molybdenum operations at current molybdenum prices, and the $265.6 million of cash and cash equivalents as of December 31, 2014, we believe we will have sufficient liquidity to fund our planned capital expenditures, working capital needs and our scheduled debt and interest payments during 2015. We expect our molybdenum business to generate positive cash flow in 2015. In addition, we will defer capital investment and/or exploration activities, as necessary, for cost containment purposes, as evidenced by our recent decision to defer the full capital investment for the secondary crusher at Mount Milligan Mine until copper prices recover. None of our outstanding notes begin to mature until December 2017. Please refer to the discussion in “Overview” and “Outlook” sections above for further discussion.
In the long term, our ability to fund capital expenditures, working capital needs and scheduled debt and interest payments will primarily depend on cash flow from Mount Milligan Mine. As our outstanding notes approach maturity, we will likely need to refinance the notes or seek additional financing, which may include debt or equity issuances, to ensure that we can maintain sufficient liquidity. We may also seek financing in the future to fund ongoing operations and/or capital requirements, make acquisitions and for general corporate purposes. In April 2014, the SEC declared effective our shelf registration statement on Form S-3 pursuant to which we may issue from time to time up to $1 billion of common stock, preferred stock, debt securities, guarantees of debt securities, and other securities. In July 2014, we filed a renewal of our existing short form base shelf prospectus in Canada, which qualifies the distribution of up to $1 billion of securities. However, there are many factors that will impact our ability to access the capital markets on acceptable terms, or at all, including general market conditions and prevailing metals prices. Please see Item 1A of this Form 10-K for further discussion of these risks.
Operating Cash Flows
Cash generated by operating activities was $184.8 million and $44.8 million for the years ended December 31, 2014 and 2013, respectively, and cash used in operating activities was $28.2 million in 2012. The increase in cash flow from operations from 2013 to 2014 was primarily a result of copper and gold sales at Mount Milligan Mine, while the increase in cash flow from operations from 2012 to 2013 was primarily the result of higher revenues and lower unit costs from our molybdenum mines, with the increase in revenues partially offset by the 2013 related copper and gold operating expenses. For the years ended December 31, 2014 and 2013, cash flow from operations benefited from $27.9 million and $0.6 million, respectively in net payables related to the Gold Stream Arrangement for undelivered ounces.
Investing Activities
Cash used in investing activities in 2014 was $93.9 million compared to $449.1 million in 2013 and $811.9 million in 2012. The decline in 2014 is primarily related to the completion of the construction and development of Mount Milligan Mine. During 2014, we spent $82.1 million on property, plant, equipment and development expenditures primarily related to the construction of the permanent operations residence at Mount Milligan Mine, the construction and development of the Mount Milligan project (which was primarily related to the payment of accruals as of December 31, 2013) and operating capital. During 2013, we spent $428.9 million on property, plant, equipment and development expenditures primarily related to the construction and development of Mount Milligan Mine. During 2012, we spent $771.5 million on property, plant, equipment and development expenditures primarily related to Endako Mine mill expansion and the construction and development of

Mount Milligan Mine. Payments of capitalized interest primarily related to development of Mount Milligan Mine were $9.1 million during the year ended December 31, 2014 compared to $74.7 million and $40.7 million during the years ended December 31, 2013 and 2012, respectively. Reclamation deposits for 2014 represented $10.0 million of cash collateral that was posted against existing surety bonds for reclamation bonds compared to $7.0 million and $5.3 million for 2013 and 2012, respectively.
Reclamation deposit activity for 2014 represented $2.9 million of net cash collateral, net of a $7.1 million refund of cash collateral previously provided, that was posted against existing surety bonds for reclamation bonding. During 2013, we replaced certain reclamation bond deposits with letters of credit arrangements secured by a guarantee from a surety bond provider resulting in a $21.1 million net refund of reclamation cash deposits. Reclamation deposit activity for 2012 represented $5.3 million of cash deposits for reclamation bonding.
As of December 31, 2013, we had approximately $5.7 million outstanding under letters of credit/demand guarantees facility for an environmental bond with Fisheries and Oceans Canada related to Mount Milligan. All letters of credit outstanding under this facility were secured by cash collateral which were included in the net reclamation deposit activity for 2013 described above. Subsequent to December 31, 2014, these letters of credit were terminated and replaced with letters of credit arrangements secured by a guarantee from a surety bond provider, and the $5.7 million cash collateral was refunded.
Financing Activities
Summary of Financing Activities
Cash used in financing activities for 2014 was $55.8 million compared to cash generated of $110.8 million for 2013. The decrease was due primarily to cash proceeds received in 2013 from the Gold Stream Arrangement and equipment financing transactions. During 2014, financing activities consisted of repurchases of senior unsecured notes in the fourth quarter, as discussed above, and payments on long-term debt and equipment financings.
Cash generated by financing activities in 2013 was $110.8 million compared to $1,071.8 million in 2012. The decrease was due primarily to the 2012 issuance of the senior secured and unsecured notes and tMEDS described below. Additionally, we received lower proceeds from the Gold Stream Arrangement and equipment financing transactions, as planned, during 2013.
Cash generated by financing activities in 2012 was $1,071.8 million primarily related proceeds from the Gold Stream Arrangement, equipment financing transactions and the 2012 issuance of the senior secured and unsecured notes and tMEDS described below. These proceeds were partially offset by debt and capital lease obligation repayments and debt and equity issuance costs.
Gold Stream Arrangement
Pursuant to the Gold Stream Arrangement, we agreed to sell Royal Gold 52.25% of the refined gold production from Mount Milligan Mine for a total upfront payment of $781.5 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. Pursuant to the Gold Stream Arrangement, we received total cash payments from Royal Gold through December 31, 2014 of $781.5 million, comprised of payments of $111.9 million in 2013, $305.0 million in 2012, $138.1 million in 2011 and $226.5 million in 2010.
The Gold Stream Arrangement restricts our ability to incur debt that is secured by the Mount Milligan Mine assets. Subject to the exceptions discussed below, we cannot incur debt that is secured by the Mount Milligan Mine assets in excess of $350.0 million until the earlier of the date upon which 425,000 ounces of refined gold have been sold and delivered to Royal Gold or the date upon which the aggregate dollar amount of the difference between the market price for the gold delivered to Royal Gold and the price actually paid by Royal Gold exceeds $280.0 million. Per the December 2014 amendment, discussed in Note 10 of Item 8, we are additionally permitted to pledge the Mount Milligan Mine assets to secure up to $25.0 million of hedging obligations incurred in connection with gold and copper production from Mount Milligan Mine, foreign currency exchange risk relating to Mount Milligan Mine and one or more corporate credit facilities utilized in connection with Mount Milligan Mine. Provided that Mount Milligan Mine meets specified throughput, recovery and delivery conditions, the $25.0 million could increase to $50.0 million.
We must maintain a deposit record during the term of the Gold Stream Arrangement wherein the $781.5 million total amount paid by Royal Gold is reduced by the difference between the current market price at the time of sale of refined gold to Royal Gold and $435 per ounce, multiplied by the amount of refined gold sold in such sale (referred to as “the Remaining Deposit”). If, at the end of the initial 50-year term of the agreement, the Remaining Deposit has not been reduced to nil, we must pay to Royal Gold the remaining balance reflected in the Remaining Deposit. As of December 31, 2014, the Remaining Deposit was $734.4 million. In the event of any default under our agreement with Royal Gold, Royal Gold could require us to repay the Remaining Deposit.

In connection with our first 12 shipments of concentrate from Mount Milligan Mine, we were required to pay to Royal Gold a percentage of the provisional payments that we receive from the applicable offtakers. We were obligated to make such payments to Royal Gold in the form of gold. As our agreements with the offtakers provide that we will receive provisional payments in cash, we will be required to buy gold to satisfy our obligation to pay Royal Gold in gold. The percentage of the provisional payments that we were required to pay to Royal Gold declined by shipment, declining to nil after the 12th shipment for the life of the agreement. After the 12th shipment (which was made in the fourth quarter of 2014), we are required to pay Royal Gold upon receipt of final payment from the applicable offtakers.
We receive provisional payments in cash, thus requiring that we purchase gold in order to satisfy the obligation to pay Royal Gold in gold. In order to hedge our gold price risk that arises when physical purchase and concentrate sales pricing periods do not match, we have and will continue to hedge our exposure to gold prices in connection with these provisional payments to Royal Gold. We currently have in place unsecured hedging lines with various banks in order to manage this exposure.
Royal Gold has a security interest in all of the Mount Milligan Mine assets until its total deposit amount has been reduced to nil. Royal Gold's security interest is subject to subordination to project or corporate financings by us, except that in such circumstances, Royal Gold retains a first priority interest in 52.25% of the refined gold from Mount Milligan. After the total deposit amount has been reduced to nil, Royal Gold's security will consist solely of its first priority interest in 52.25% of the refined gold. The cash payments received under the Gold Stream Arrangement are recorded as deferred revenue and classified as a liability on our Consolidated Balance Sheets. Mount Milligan Mine began delivering gold to Royal Gold in the fourth quarter of 2013, as such the deferred revenue is being recognized over the life of the mine based on the amount of gold delivered.
9.75% Senior Secured Notes

On November 27, 2012, we issued $350.0 million of 9.75% senior secured notes (the “2017 Notes”), which mature on December 1, 2017 and began accruing interest upon issuance. The proceeds received in the offering were $336.8 million, net of financing fees of $10.0 million and a discount of $3.2 million. The net proceeds from the offering were used to fund the completion of Mount Milligan and for general working capital purposes. The 2017 Notes are guaranteed on a senior basis by substantially all of our subsidiaries and are secured by a first priority lien subjected to permitted liens on substantially all of our and the guarantors' property and assets. See Note 9 in Item 8 for further discussion.

12.5% Senior Unsecured Notes

On May 11, 2012, we issued $200.0 million of 12.5% senior unsecured notes due in 2019 (the “2019 Notes”), which mature on May 1, 2019 and began accruing interest upon issuance. The proceeds received in the offering were $193.1 million, net of financing fees of $6.9 million. The net proceeds from the offering were used to fund the completion of Mount Milligan and for general working capital purposes. The 2019 Notes are guaranteed on a senior basis by substantially all of our subsidiaries. During the fourth quarter of 2014, we repurchased $11.5 million of its 2019 Notes in an open market transaction. In connection with the repurchase of these notes, we recorded a debt extinguishment loss $0.2 million and wrote-off $0.2 million of unamortized debt issuance costs. See Note 9 in Item 8 for further discussion.

Tangible Equity Units (tMEDS)

On May 11, 2012, we completed a public offering of 8,800,000 tangible equity units (“tMEDS”) with a stated value of $25.00 per unit. The proceeds received in the offering were $212.3 million, which were net of financing fees of $7.7 million. The net proceeds from the offering were used to fund the completion of Mount Milligan Mine and for general working capital purposes. On May 21, 2014, we commenced an offer ("Exchange Offer") to exchange any and all of the 8,340,000 then outstanding units of tMEDS for a number of shares of our common stock. See Note 9 in Item 8 for further discussion.
7.375% Senior Unsecured Notes
On May 20, 2011, we issued $350.0 million of 7.375% senior unsecured notes (the "2018 Notes"), which mature on June 1, 2018 and began accruing interest upon issuance. The proceeds received in the offering were $339.9 million, net of financing fees of $10.1 million. The net proceeds from the offering were used to fund the development of Mount Milligan and for general working capital purposes. The 2018 Notes are guaranteed on a senior basis by substantially all of our subsidiaries. During the fourth quarter of 2014, we repurchased $14.2 million of its 2018 Notes in an open market transaction. In connection with the repurchase of these notes, we recorded a debt extinguishment gain $2.3 million and wrote-off $0.3 million of unamortized debt issuance costs. See Note 9 in Item 8 for further discussion.
Caterpillar Equipment Financing Facility

On March 30, 2011, we entered into an equipment financing facility, as amended from time to time (the "Equipment Facility"), pursuant to which Caterpillar Financial Services Limited ("Caterpillar") agreed to underwrite up to $132.0 million in mobile fleet equipment financing for Mount Milligan Mine. Each borrowing under the Equipment Facility represents a capital lease and has a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at our option. At the end of each 48 or 60 month lease period, we have the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes non-financial covenants, and as of December 31, 2014, we were in compliance with these covenants. Our ability to finance additional equipment under the Equipment Facility expired in September 2014 per the terms of the Equipment Facility agreement. On January 15, 2015 we entered into an amendment with Caterpillar which extends our ability to finance $12.6 million of additional equipment under the Equipment Facility through December 2015. As of December 31, 2014, we had drawn down $109.0 million under the Equipment Facility.
Endako Sale-Leaseback
In 2013, we entered into a sale-leaseback transaction with Caterpillar Financial Services Limited ("Caterpillar") with respect to certain Endako Mine equipment ("Endako Sale Lease-Back"). We received $5.3 million in cash from Caterpillar for the sale of this equipment, which was subsequently leased back, after an upfront down payment of $1.4 million. The lease is considered to be a capital lease, with interest payments based on a fixed rate. The agreement includes certain non-financial covenants, and as of December 31, 2014, we were in compliance with these covenants. As of December 31, 2014, this resulted in a capital lease obligation of $2.3 million.
Mobile Mining Equipment Loans
On December 8, 2010, we executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by us during 2010. This fixed-rate loan bears interest at 3.6% and is scheduled to mature no later than December 8, 2015.
Contractual Obligations
Below is a tabular disclosure of contractual obligations as of December 31, 2014:

(amounts in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Debt (1)	$3.9	$—	$350.0	$335.8	$188.6	$—	$878.3
Operating leases	2.9	2.5	1.6	0.4	0.2	—	7.6
Capital lease obligations (2)	22.8	24.1	18.9	2.7	—	—	68.5
Asset retirement obligations (3)	0.2	0.2	0.2	15.5	3.2	50.6	69.9
Gold Stream Arrangement (4)	42.9	52.7	68.1	68.1	68.1	434.5	734.4
Purchase obligations (5)	0.5	—	—	—	—	—	0.5
Other (6)	1.1	0.6	0.1	—	—	—	1.8
	$74.3	$80.1	$438.9	$422.5	$260.1	$485.1	$1,761.0
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

(3)
Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close its operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding asset retirement obligations, see Note 12 to the Consolidated Financial Statements.

(4)
Amount represents obligations due based on budgeted sales projections and a long-term gold price of $1,250 at December 31, 2014. See Note 10 to the Consolidated Financial Statements for more information.

(5)
Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent purchase commitments for engineering and equipment related to the development of Mount Milligan. See Note 16 to the Consolidated Financial Statements for more information.

(6)
Other contractual obligations include labor and service contracts. See Note 13 to the Consolidated Financial Statements for more information. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 6 to the Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements
As of December 31, 2014, we have commitments to purchase approximately 14.8 million pounds of molybdenum sulfide concentrate from 2015 to 2017 to be priced at the time of purchase. In addition, we have fixed-priced contracts, under which we have committed to sell approximately 599.7 thousand pounds of molybdenum in 2015 at an average market price of $12.05 per pound.
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
For 2014, the significant non-cash items were the asset impairments, the net realized and unrealized gain and losses related to the impact of foreign exchange due primarily to intercompany notes, and related tax effects. For 2013 and 2012, the significant non-cash items were the asset impairments, goodwill impairment, and the non-cash gain and losses related to the impact of foreign exchange due primarily to intercompany notes, and related tax effects.
We review and evaluate our long-lived assets for impairment using a two-step approach when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. We have experienced non-cash impairment write downs of our long-lived assets of different types during 2014, 2013 and 2012, as described in Note 5 within Item 8, and, therefore, these charges should not be considered non-recurring. However, management does not consider these impairment charges in its evaluation of our financial performance and excludes non-cash asset write-downs and related tax impacts from adjusted net income (loss) and adjusted net income (loss) per share — basic and diluted. We believe that presentation of our non-GAAP measures excluding these non-cash impairment losses provides useful information to our investors regarding our financial condition and results of operations.
During 2012, we recorded a non-cash goodwill impairment charge, as described in Note 5 within Item 8. In addition we recognized a non-cash loss related to our common stock purchase warrants. Management does not consider the impairment charge or the non-cash loss on warrants in its evaluation of our financial performance and excludes the expense from adjusted net income (loss) and adjusted net income (loss) per share — basic and diluted. We believe that presentation of our non-GAAP measures excluding this charge provides useful information to our investors regarding our financial condition and results of operations.
In connection with our strategy to manage cash balances, fund our operations and provide future tax benefits, we may enter into intercompany loan arrangements. At times, the loans are denominated in currencies other than the measurement currency of one of the parties. US GAAP requires that notes that are intended to be repaid should not be considered a capital contribution, and, therefore, the foreign exchange fluctuations related to these loans impact net income (loss) each period. At each period end, we compare the exchange rate between the Canadian and US dollars to the exchange rate at the end of the prior reporting period. The difference between those rates is recorded as an unrealized gain or loss on the Consolidated Statements of Operations and Comprehensive Income (Loss) at each period end. Settlement of these intercompany loans results in realized foreign exchange gains or losses recorded on the Consolidated Statements of Operations and Comprehensive

Income (Loss). As the loans between the parent company and its subsidiaries are the primary driver of our foreign exchange gains and losses, as discussed above, management does not consider gains or losses on foreign exchange in its evaluation of our financial performance. We believe that presentation of our non-GAAP measures excluding these gains or losses provides useful information to our investors regarding our financial condition and results of operations.
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
The following tables reconcile net income (loss) presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per share—basic and diluted, for the years ended December 31, 2014, 2013 and 2012 and for all of the previous eight quarters. All figures within the tables are unaudited and are presented in US$ in millions, except shares and per share amounts.

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$(124.2)	$(215.0)	$(546.3)
Add (Deduct):
Asset impairments	104.8	194.9	530.5
Tax benefit of asset impairments (1)	(7.0)	(47.7)	(183.3)
Tax valuation allowance (1)	—	1.5	119.2
(Gain) loss on foreign exchange (2)	98.7	71.3	(12.2)
Tax expense (benefit) on foreign exchange (gain) loss	(17.7)	(10.0)	2.1
Unrealized (gain) loss on common stock purchase warrants	—	—	(1.8)
Goodwill impairment	—	—	47.0
Non-GAAP adjusted net income (loss)	$54.6	$(5.0)	$(44.8)

Net income (loss) per share
Basic	$(0.64)	$(1.26)	$(3.24)
Diluted	$(0.64)	$(1.26)	$(3.24)
Adjusted net income (loss) per share
Basic	$0.28	$(0.03)	$(0.27)
Diluted	$0.25	$(0.03)	$(0.27)
Weighted-average shares
Basic	193.7	171.1	168.4
Diluted	220.3	216.8	216.2
_______________________________________________________________________________
(1) The asset impairments for Endako Mine in 2014 and 2013 and the asset impairment for TC Mine in 2014 did not have a net tax impact due to offsetting valuation allowance movement; therefore, the non-GAAP adjusted net income (loss) presentation excluded this tax effect.

(2) Included foreign exchange gains of $1.1 million and foreign exchange loss of $0.5 million presented in income and mining tax expense (benefit) in the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, respectively.

	Three Months Ended
	Dec 31 2014	Sep 30 2014	Jun 30 2014	Mar 31 2014	Dec 31 2013	Sep 30 2013	Jun 30 2013	Mar 31 2013
Net income (loss)	$(135.6)	$(11.1)	$61.6	$(39.1)	$(210.5)	$13.8	$(19.2)	$0.9
Add (Deduct):
Asset impairments	104.8	—	—	—	194.1	0.8	—	—
Tax benefit of asset impairments (1)	(7.0)	—	—	—	(47.4)	(0.3)	—	—
Tax valuation allowance (1)	—	—	—	—	1.5	—	—	—
(Gain) loss on foreign exchange (2)	34.8	59.7	(41.9)	46.1	40.8	(23.8)	34.8	19.4
Tax expense (benefit) on foreign exchange (gain) loss	(7.0)	(10.3)	2.3	(2.7)	(7.8)	1.9	(1.8)	(2.3)
Non-GAAP adjusted net income (loss)	$(10.0)	$38.3	$22.0	$4.3	$(29.3)	$(7.6)	$13.8	$18.0

Net income (loss) per share
Basic	$(0.63)	$(0.05)	$0.35	$(0.23)	$(1.24)	$0.08	$(0.11)	$0.01
Diluted	$(0.63)	$(0.05)	$0.28	$(0.23)	$(1.24)	$0.06	$(0.11)	$—
Adjusted net income (loss) per share
Basic	$(0.05)	$0.18	$0.13	$0.03	$(0.17)	$(0.04)	$0.08	$0.11
Diluted	$(0.05)	$0.17	$0.10	$0.02	$(0.17)	$(0.04)	$0.06	$0.08
Weighted-average shares
Basic	214.1	213.9	174.5	171.6	171.5	171.5	171.1	169.7
Diluted	220.2	220.4	220.3	216.4	217.1	216.5	216.5	216.2
_______________________________________________________________________________
(1) The asset impairment for Endako Mine in 2014 and 2013 and the asset impairment for TC Mine in 2014 did not have a net tax impact due to offsetting valuation allowance movement; therefore, the non-GAAP adjusted net income (loss) presentation excluded this tax effect.
(2) Included foreign exchange gains of $0.5 million and $0.6 million; foreign exchange loss of $0.4 million; foreign exchange gain of $0.4 million; and foreign exchange losses of $0.1 million and $0.4 million presented in income and mining tax expense (benefit) in the Consolidated Statements of Operations for the three months ended December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively.
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
The following tables provide a reconciliation of cash costs, unit cash costs, and operating expenses for Copper-Gold operations included in our Consolidated Statements of Operations and Comprehensive Income (Loss) in the determination of net income (loss).
Non-GAAP cash cost

	Three Months Ended December 31,		Years Ended December 31,
(US$ in millions)	2014	2013	2014	2013
Direct mining costs (1)	$45.2	$71.5	$183.4	$83.3
Truck and rail transportation and warehousing costs	3.3	0.6	13.3	0.6
Costs reflected in inventory and operations costs	$48.5	$72.1	$196.7	$83.9
Refining and treatment costs	4.6	0.5	17.5	0.5
Ocean freight and insurance costs	1.5	0.8	6.1	0.8
Direct costs reflected in revenue and selling and marketing costs	$6.1	$1.3	$23.6	$1.3
Non-GAAP cash costs	$54.6	$73.4	$220.3	$85.2
Reconciliation to amounts reported (US$ in millions)
Direct costs	$(6.1)	$(1.3)	$(23.6)	$(1.3)
Changes in inventory	(6.2)	(21.2)	7.8	(33.1)
Silver by-product credits (2)	(0.9)	(0.2)	(4.3)	(0.2)
Non cash costs and other	—	(7.1)	1.1	(7.0)
Copper-Gold segment US GAAP operating expenses	$41.4	$43.6	$201.3	$43.6
_______________________________________________________________________________
(1) Mining, milling and on-site general and administration costs. Mining includes all stripping costs but excludes costs capitalized related to the construction of the tailings dam. Stripping costs that provide access to mineral reserves that will be produced in future periods are expensed as incurred under US GAAP.
(2) Silver sales are reflected as a credit to operating costs.

By-Product

	Three Months Ended December 31,		Years Ended December 31,
(US$ in millions, except pounds and per pound amounts)	2014	2013	2014	2013
Copper payable production (000's lbs)	18,024	9,350	64,569	10,362
Non-GAAP cash cost	$54.6	$73.4	$220.3	$85.2
Gold sales (1)	$39.0	$5.6	$173.1	$5.6
Less: gold sales related to deferred portion of Gold Stream Arrangement	(6.3)	(1.0)	(31.2)	(1.0)
Net gold by-product credits	$32.7	$4.6	$141.9	$4.6
Silver by-product credits (2)	0.9	0.2	4.3	0.2
Total by-product credits	$33.6	$4.8	$146.2	$4.8
Non-GAAP cash cost net of by-product credits	$21.0	$68.6	$74.1	$80.4
Non-GAAP unit cash cost	$1.16	$7.33	$1.15	$7.76
_______________________________________________________________________________
(1) Excluded refining and treatment charges.
(2) Silver sales are reflected as a credit to operating costs.

Co- Product

	Three Months Ended December 31,		Years Ended December 31,
(US$ in millions, except pounds, ounces and per unit amounts)	2014	2013	2014	2013
Copper payable production (000’s lbs)	18,024	9,350	64,569	10,362
Gold payable production in Cu eq. (000’s lbs) (1)	10,954	5,006	47,495	5,529
Payable production (000’s lbs)	28,978	14,356	112,064	15,891

Non-GAAP cash cost allocated to Copper	$34.0	$47.8	$126.9	$55.5
Non-GAAP unit cash cost	$1.88	$5.2	$1.97	$5.4

Non-GAAP cash cost allocated to Gold	$20.6	$25.6	$93.4	$29.7
Gold payable production (ounces)	40,967	17,952	177,606	19,879
Non-GAAP unit cash cost	$506	$1,385	$525	$1,468
______________________________________________________________________________

(1) Gold has been converted from payable ounces to thousands of copper equivalent pounds by using the gold production for the periods presented, using a gold price of $829 and $901 per ounce for the years ended December 30, 2014 and 2013, respectively, (adjusted for the Royal Gold price of $435 per ounce) and a copper price of $3.10 and $3.32 per pound for the years ended December 30, 2014 and 2013, respectively.

Average realized sales price
The average realized sales price per payable pound or payable ounce sold is calculated by dividing copper or gold sales revenue, gross, by the pounds or ounces sold, respectively, as shown in the tables below.

	Three Months Ended December 31,		Years Ended December 31,
(US$ in millions, except pounds, ounces and per unit amounts)	2014	2013	2014	2013
Average realized sales price for Copper
Payable pounds of copper sold (000's lb)	15,478	2,801	64,692	2,801
Copper sales, net	$38.2	$8.7	$178.4	$8.7
Refining and treatment costs	4.4	0.5	16.7	0.5
Copper sales, gross	$42.6	$9.2	$195.1	$9.2
Average realized sales price per payable pound sold (1)	$2.75	$3.29	$3.02	$3.29
Average realized sales price for Gold
Payable ounces of gold sold under Gold Stream Arrangement	20,217	2,845	89,546	2,845
TCM share of payable ounces of gold sold to MTM Customers	18,692	2,696	83,194	2,696
Payable ounces of gold sold	38,909	5,541	172,740	5,541

Gold sales related to cash portion of Gold Stream Arrangement	$8.8	$1.3	$39.0	$1.3
Gold sales related to deferred portion of Gold Stream Arrangement	6.3	1.0	31.2	1.0
Gold sales under Gold Stream Arrangement	15.1	2.3	70.2	2.3
TCM share of gold sales to MTM Customers	23.7	3.3	102.1	3.3
Gold sales, net	38.8	5.6	172.3	5.6
Refining and treatment charges	0.2	—	0.8	—
Gold sales, gross	$39.0	$5.6	$173.1	$5.6

Average realized sales price related to cash portion of Gold Stream Arrangement	$435	$435	$435	$435
Average realized sales price related to deferred portion of Gold Stream Arrangement	$312	$359	$348	$359
Average realized sales price per payable ounce sold under Gold Stream Arrangement	$747	$794	$783	$794
Average realized sales price per payable ounce sold for TCM share (1)	$1,279	$1,234	$1,237	$1,234
Average realized sales price per payable ounce sold (1)	$1,002	$1,006	$1,002	$1,006
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

	Three Months Ended December 31,
	2014			2013
	Operating Expenses	Pounds Produced (1)	$/lb	Operating Expenses	Pounds Produced (1)	$/lb
	(in millions)	(000's lbs)		(in millions)	(000's lbs)
TC Mine
Cash cost - Non-GAAP	$16.5	2,532	$6.52	$22.6	4,826	$4.69
Add/(Deduct):
Stock-based compensation	0.1			0.2
Inventory and other adjustments	4.7			13.1
US GAAP operating expenses	$21.3			$35.9
Endako Mine
Cash cost - Non-GAAP	$28.3	1,796	$15.73	$27.1	2,368	$11.44
Add/(Deduct):
Stock-based compensation	0.1			0.1
Inventory and other adjustments	5.8			(2.8)
US GAAP operating expenses	$34.2			$24.4
Other operations US GAAP operating expenses (2)	$31.7			$11.7
Molybdenum segments US GAAP operating expenses	$87.2			$72.0
Weighted-average cash cost—Non-GAAP	$44.8	4,328	$10.34	$49.7	7,194	$6.91

	Years Ended December 31,
	2014			2013
	Operating Expenses	Pounds Produced (1)	$/lb	Operating Expenses	Pounds Produced (1)	$/lb
	(in millions)	(000's lbs)		(in millions)	(000's lbs)
TC Mine
Cash cost - Non-GAAP	$77.1	17,371	$4.44	$95.5	20,889	$4.57
Add/(Deduct):
Stock-based compensation	0.7			0.9
Inventory and other adjustments	22.2			29.7
US GAAP operating expenses	$100.0			$126.1
Endako Mine
Cash cost - Non-GAAP	$104.1	8,885	$11.72	$99.0	9,056	$10.93
Add/(Deduct):
Stock-based compensation	0.3			0.4
Inventory and other adjustments	10.8			(18.2)
US GAAP operating expenses	$115.2			$81.2
Other operations US GAAP operating expenses (2)	$107.3			$77.3
Molybdenum segments US GAAP operating expenses	$322.5			$284.6
Weighted-average cash cost—Non-GAAP	$181.4	26,256	$6.91	$194.3	29,945	$6.49

	Year Ended December 31, 2012
	Operating Expenses	Pounds Produced (1)	$/lb
	(in millions)	(000's lbs)
TC Mine
Cash costs - Non-GAAP	$130.9	16,238	$8.06
Add/(Deduct):
Stock-based compensation	0.7
Inventory and other adjustments	(1.9)
US GAAP operating expenses	$129.7
Endako Mine
Cash costs - Non-GAAP	$95.5	6,191	$15.42
Add/(Deduct):
Stock-based compensation	0.6
Inventory and other adjustments	10.8
US GAAP operating expenses	$106.9
Other operations US GAAP operating expenses (2)	$143.4
Molybdenum segments US GAAP operating expenses	$380.0
Weighted-average cash cost—Non-GAAP	$226.3	22,429	$10.09
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
Average realized sales price
The average realized sales price per pound sold represents molybdenum sales revenue divided by the pounds sold.

	Three Months Ended December 31,		Year Ended December 31,
(US$ in millions, except pounds and per pound amounts)	2014	2013	2014	2013	2012
Molybdenum sold (000's lb)	8,132	9,670	36,579	36,521	28,689
Molybdenum sales	$87.7	$97.7	$441.2	$400.8	$386.8
Average realized sales price per pound	$10.79	$10.11	$12.06	$10.97	$13.48

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
Asset Impairments
We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable. The economic environment and copper, gold and molybdenum prices may be considered as impairment indicators for the purposes of these impairment assessments. In accordance with US GAAP, the carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value. In that event, a loss will be recorded in our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the difference between book value and the estimated fair value of the asset or asset group computed using discounted estimated future cash flows, or the application of an expected fair value technique in the absence of an observable market price. Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections. In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.

Effective December 31, 2014, we placed the Endako Mine on temporary suspension due to adverse molybdenum market conditions. Additionally, given mining performance for 2014, there was a decrease in the Endako Mine molybdenum proven and probable reserves. The temporary suspension and reserve decrease constituted triggering events, requiring us to re-evaluate long-lived assets for impairment in the fourth quarter of 2014. This evaluation indicated that our share of the anticipated undiscounted cash flows from Endako Mine assets were less than its share of the carrying value of the fixed assets due to the expected future molybdenum price and anticipated production and cash costs from the Endako Mine. This resulted in estimating our share of the assets’ estimated fair value, which was also less than our share of their carrying values. As a result, this evaluation resulted in non-cash asset impairments to our share of Endako Mine's assets in the fourth quarter of 2014, representing write downs to the assets' estimated fair value as of December 31, 2014.

Additionally, as of December 31, 2014, we evaluated the fair value of our exploration properties given the significant decline in commodity prices in the fourth quarter of 2014. As a result, the fair value of those properties was less than the carrying values and we recognized non-cash asset impairments in the fourth quarter of 2014, representing a write-down to the assets’ estimated fair value as of December 31, 2014.

We also evaluated the fair value of the remaining materials and supplies inventory at our TC Mine as of December 31, 2014, given recent weakness in commodity markets. As a result, the fair value of TC Mine’s materials and supplies inventory was less than the carrying value and we recognized a non-cash asset impairment in the fourth quarter of 2014.

Given recent declines in commodity prices, we assessed all of our other long-lived assets for impairment in the fourth quarter of 2014. Our impairment analysis did not result in any other long-lived asset impairments during the fourth quarter of 2014. However, there can be no assurance that there will not be further asset write downs related to future operational challenges and/or if commodity prices further decline.

As of December 31, 2013 our decision to place TC Mine on care and maintenance and the update to the Endako Mine molybdenum reserves using a price of $10 per pound of molybdenum oxide compared to $12 per pound used previously, constituted triggering events, requiring us to evaluate its long-lived assets at these mines for impairment in the fourth quarter of 2013. As a result of these analyses, we recorded a non-cash asset impairment, representing a write down to the assets' estimated fair value as of December 31, 2013.

Additionally during 2013, we negotiated a contract with US Energy to sell land originally acquired by one of our subsidiaries for easements related to the Mt. Emmons project, in respect of which we terminated our interest in 2011. We assessed the impact of this contract on the carrying value of the land, and recorded a non-cash impairment representing a write down to the land's fair value.

For the year ended December 31, 2012, we recorded a non-cash write down of our share of the Endako property, plant, equipment and development assets representing a write down to the assets' estimated fair value.

During the third quarter of 2012, we suspended waste stripping activity associated with the next phase of production at TC Mine. This decision and the decline in molybdenum prices represented significant changes in our business, requiring an evaluation for potential impairments on an enterprise-wide basis in accordance with US GAAP at September 30, 2012. For purposes of the impairment evaluation, estimates of after-tax discounted future cash flows of the individual reporting units were used. The estimated cash flows were derived from life-of-mine plans developed using long-term analyst pricing reflective of the then-current price environment and management's projections for operating costs. We also considered the market value of its equity. As a result of this evaluation, a goodwill impairment charge representing the entire balance of goodwill, was recorded in other expense and (income) in our Consolidated Statements of Operations and Comprehensive Income (Loss) in 2013.

These impairments were included in total costs and expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss) and excluded from the non-GAAP measures of adjusted net income (loss) per share-basic and diluted. See Note 5 in Item 8 for more information. See "Non-GAAP Financial Measures" in Item 7 for the definition and calculation of adjusted net income (loss).

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
Revenue Recognition
For concentrate sales, revenue is recognized when title and risk of loss pass and when collectability is reasonably assured. For concentrate, this is typically when a provisional payment is received. The passing of title and risk of loss are based on terms of the sales contract, generally upon shipment or delivery of product. Revenues from our concentrate sales are recorded based on a provisional sales price, with an adjustment made for a final sales price calculated in accordance with the terms specified in the relevant sales contract. Moreover, because a portion of the metals contained in copper-gold concentrates is unrecoverable as a result of the smelting process, revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals. Revenues from concentrate sales are recorded net of treatment and all refining charges and the impact of derivative contracts. Treatment and refining charges represent payments or price adjustments that are contractually negotiated, as typical in the industry. Moreover, because a portion of the metals contained in concentrate is unrecoverable as a result of the smelting process, our revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals.

Under the long-established structure of sales agreements prevalent in the industry, metals contained in concentrate are generally provisionally priced at the time of shipment. The provisional prices are finalized in a specified future month (generally one to four months from the shipment date) based on quoted monthly average spot copper prices on the London Metal Exchange (LME) or the London Bullion Market association (LBMA). We receive market prices based on prices in the specified future month, which results in mark-to-market price fluctuations recorded to revenues until the date of settlement. We have hedging arrangements in place to limit the exposure to such pricing fluctuations.

To satisfy our obligations under the Gold Stream Arrangement, we purchase unallocated refined gold and arrange for delivery to Royal Gold's designated account. We recognize revenue for sales of refined gold when title and risk of loss passes and when collectability is reasonably assured. Revenue from and costs for unallocated refined gold delivered under the Gold Stream Arrangement and gains and losses related to forward commodity gold contracts to hedge our exposure under the Gold Stream Arrangement are netted and recorded to gold sales.
We recognize revenue from molybdenum sales when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, title has transferred and collection is reasonably assured. Our sales contracts specify the point in the delivery process at which title transfers to the customer (shipping point or destination). Shipping and handling fees are accounted for on a gross basis under the terms of the contract. We recognize tolling and calcining revenue under contractual arrangements as the services are performed on a per-unit basis.
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
At December 31, 2014, tax valuation allowances totaled $279.4 million. Of this amount, $74.9 million related to allowances covering our foreign tax credit and alternative minimum tax credit carry-forwards in the US, $15.1 million related to allowances covering some of the capital and non-capital tax loss carry-forwards in Canada, $22.4 million related to allowances covering unrealized foreign exchange capital losses and $167.0 million related to allowances covering some of our tax basis in previous capital expenditures, primarily associated with the mill expansion project at Endako Mine and the stripping costs at TC Mine.
The determination of our tax expense for the year and future tax assets and liabilities involves significant management estimation and judgment involving a number of assumptions. In determining these amounts, management interprets tax legislation in a variety of jurisdictions and makes estimates of the expected timing of the reversal of future tax assets and liabilities. We also make estimates of future earnings that affect cross border tax rate assumptions, tax planning strategies and the extent to which potential future tax benefits may be used. We are subject to assessments by various taxation authorities who may interpret tax legislation differently. These differences may affect the final amount or the timing of the payment of taxes. We provide for such differences where known based on management's best estimate of the probable outcome of these matters.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our consolidated revenues include the sale of concentrate from Mount Milligan mine and the sale of molybdenum in various forms from TC and Endako Mines and from third-party material that is purchased, processed and sold from our and other mines as well as the Langeloth Facility. Our financial results can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum.
Copper and Gold
Substantially all of our concentrate sales contracts provide final pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LBMA monthly average spot gold prices or quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper and gold prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper and gold prices, the opposite occurs.
At December 31, 2014, we had copper sales totaling 64.7 million pounds of copper recorded at an average realized price of $3.02 per pound, of which approximately 21.2 million pounds are subject to final pricing over the next several months. We estimate that each $0.10 change in the price realized from the December 31, 2014 provisional price recorded would have a net impact on 2014 consolidated revenues of approximately $6.3 million. Additionally, at December 31, 2014, under derivative contracts designed to hedge our copper price risk, we had contracts to sell 7.7 million pounds of copper at prices between $3.05-$3.19 per pound through May, 2015.

At December 31, 2014, we had gold sales totaling 172,741 ounces of gold recorded at an average realized price of $1,002 per ounce, of which approximately 11,356 ounces are subject to final pricing over the next several months. We estimate that each $25 change in the price realized from the December 31, 2014 provisional price recorded would have a net impact on our share of the 2014 consolidated revenues of approximately $2.0 million.

To satisfy our obligation under the Gold Stream Arrangement, we purchase unallocated refined gold and arrange for delivery to Royal Gold's designated account. We are currently required to pay Royal Gold upon receipt of final payment from the applicable offtakers. We receive final payments in cash, thus requiring the purchase of gold in order to satisfy the obligation to pay Royal Gold in gold.
In order to hedge our gold price risk that arises when physical purchase and concentrate sales pricing periods do not match, we enter into certain forward gold purchase and sales contracts where we purchase gold at an average price during a quotational period (QP) and sell gold at a spot price. We record our commodity contracts at fair value using a market approach based on observable quote market prices and contracted prices.
At December 31, 2014, under derivative contracts designed to hedge gold price risk, we had contracts to purchase 31,060 ounces of gold at prices to be determined and to sell 31,761 ounces at prices between $1,150-$1,230 per ounce.
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
For the year ending December 31, 2014, we estimate that for each $1 per pound change in the price realized for molybdenum sales (using molybdenum pounds sold from our mines), our 2014 revenue would change by approximately $28.5 million.
The following table sets forth our outstanding provisionally-priced molybdenum contracts as of December 31, 2014:

Pounds to be Sold/Purchased
(000's lb)
Provisionally-priced contracts:
Sales	68.6
Purchases	380.0
Fixed-price sales contracts:
Molybdenum committed (1)	599.7
(1) As of December 31, 2014 for our fixed-priced molybdenum sales contracts the average price per pound is $12.05.
For the years ended December 31, 2014, 2013 and 2012, we treated these contracts as normal purchase and normal sales contracts.
In the normal course of operations, we enter into agreements for the purchase of molybdenum. As of December 31, 2014, we had commitments to purchase approximately 14.8 million pounds of molybdenum sulfide concentrate from 2015 to 2017, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.
Other

In the normal course of operations, we enter into agreements for the purchase of natural gas for use at the Langeloth facility. As of December 31, 2014, we had commitments to purchase approximately 147.9 thousand dekatherms (dt) from October 2015-September 2016 at prices ranging from $2.91-$3.38.
Foreign Currency Exchange Risk
We transact business in various currencies in the normal course of operations. All of our revenues are denominated in the US dollar; however, we pay certain expenses attributable to its Canadian operations in the Canadian dollar. As a result, we have ongoing foreign exchange translation risk with respect to its Canadian operations. A decrease of 10% in the value of the US dollar relative to the Canadian dollar would have impacted operating income (loss), (excluding the impact of non-cash asset impairments), during the year ended December 31, 2014 by approximately $39.9 million.
To help mitigate this risk, from time to time, we enter into foreign currency forward contracts, in which we have agreed to buy Canadian dollars at an agreed-upon rate. Please refer to Note 6 within Item 8 of this 10-K for further discussion. We record our currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of December 31, 2014, we had 8 open foreign currency contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Thompson Creek Metals Company Inc.:
We have audited the accompanying consolidated balance sheets of Thompson Creek Metals Company Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thompson Creek Metals Company Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thompson Creek Metals Company Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado
February 19, 2015

THOMPSON CREEK METALS COMPANY INC.
CONSOLIDATED BALANCE SHEETS
(US dollars in millions, except share amounts)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$265.6	$233.9
Accounts receivable	42.0	47.8
Accounts receivable-related parties (Note 20)	4.1	6.3
Product inventory (Note 3)	96.6	122.1
Materials and supplies inventory	30.4	65.8
Prepaid expenses and other current assets	7.7	13.2
Income and mining taxes receivable	0.5	4.4
Restricted cash	1.6	2.5
Deferred income tax assets (Note 18)	0.1	2.8
	448.6	498.8
Property, plant, equipment and development, net (Note 4)	2,218.3	2,538.0
Restricted cash	5.7	5.7
Reclamation deposits (Note 12)	10.3	7.4
Other assets	35.4	24.2
Deferred income tax assets (Note 18)	128.0	134.6
	$2,846.3	$3,208.7
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$93.1	$104.9
Income, mining and other taxes payable	1.8	0.7
Current portion of Gold Stream deferred revenue (Note 10)	40.4	21.3
Current portion of long-term debt (Notes 9 and 11)	3.9	15.4
Current portion of long-term lease obligations (Note 8)	22.8	21.8
Deferred income tax liabilities (Note 18)	14.1	17.2
Other current liabilities	0.3	2.1
	176.4	183.4
Gold Stream deferred revenue (Note 10)	721.1	759.4
Long-term debt (Notes 9 and 11)	872.3	906.9
Long-term lease obligations (Note 8)	45.7	68.7
Other liabilities	5.2	6.5
Asset retirement obligations (Note 12)	35.3	43.8
Deferred income tax liabilities (Note 18)	102.8	133.8
	1,958.8	2,102.5
Commitments and contingencies (Note 16)
Shareholders' equity (Notes 14 and 15)
Common stock, no-par, 214,148,315 and 171,452,069 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	1,186.1	1,028.9
Additional paid-in capital (Notes 11 and 14)	86.6	230.7
Retained deficit	(246.9)	(122.7)
Accumulated other comprehensive income (loss)	(138.3)	(30.7)
	887.5	1,106.2
	$2,846.3	$3,208.7
See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
(US dollars in millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
REVENUES
Copper sales	$178.4	$8.7	$—
Gold sales	172.3	5.6	—
Molybdenum sales	441.2	400.8	386.8
Tolling, calcining and other	14.8	19.3	14.6
Total revenues	806.7	434.4	401.4
COSTS AND EXPENSES
Cost of sales
Operating expenses	523.8	328.2	374.5
Depreciation, depletion and amortization	99.9	51.9	64.0
Total cost of sales	623.7	380.1	438.5
Selling and marketing	14.1	9.3	8.0
Accretion expense	3.6	2.4	2.3
Asset impairments	104.8	194.9	530.5
General and administrative	23.5	21.6	27.6
Exploration	0.9	1.4	2.2
Total costs and expenses	770.6	609.7	1,009.1
OPERATING INCOME (LOSS)	36.1	(175.3)	(607.7)
OTHER (INCOME) EXPENSE
Goodwill impairment	—	—	47.0
Start-up costs	—	10.3	5.5
Change in fair value of common stock purchase warrants	—	—	(1.8)
(Gain) loss on foreign exchange	99.8	70.8	(12.2)
Interest and finance fees	92.3	24.1	12.8
(Gain) loss from debt extinguishment	(1.6)	—	—
Interest (income) expense	(0.4)	(1.0)	(1.1)
Other	(8.1)	(1.1)	(0.5)
Total other (income) expense	182.0	103.1	49.7
Income (loss) before income and mining taxes	(145.9)	(278.4)	(657.4)
INCOME AND MINING TAX EXPENSE (BENEFIT)
Current income and mining tax expense (benefit)	15.4	13.9	(5.4)
Deferred income and mining tax expense (benefit)	(37.1)	(77.3)	(105.7)
Total income and mining tax expense (benefit)	(21.7)	(63.4)	(111.1)
NET INCOME (LOSS)	$(124.2)	$(215.0)	$(546.3)
COMPREHENSIVE INCOME (LOSS)
Post retirement benefit, net of tax	(0.4)	(0.2)	—
Foreign currency translation	(107.2)	(88.4)	33.9
Total other comprehensive income (loss)	(107.6)	(88.6)	33.9
Total comprehensive income (loss)	$(231.8)	$(303.6)	$(512.4)

NET INCOME (LOSS) PER SHARE
Basic	$(0.64)	$(1.26)	$(3.24)
Diluted	$(0.64)	$(1.26)	$(3.24)
Weighted-average number of common shares
Basic	193.7	171.1	168.4
Diluted	193.7	171.1	168.4
See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US dollars in millions)

	Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$(124.2)	$(215.0)	$(546.3)
Items not affecting cash:
Asset impairments	104.8	194.9	530.5
Goodwill impairment	—	—	47.0
Change in fair value of common stock purchase warrants	—	—	(1.8)
Depreciation, depletion and amortization	99.9	51.9	64.0
Deferred revenue related to Gold Stream Arrangement	(31.2)	(1.0)	—
Accretion expense	3.6	2.4	2.3
Amortization of finance fees	5.0	1.3	9.6
Stock-based compensation	5.8	5.4	6.3
Obsolete materials and supplies inventory write downs	2.8	2.4	0.2
Product inventory write downs	22.5	51.6	52.6
Deferred income tax benefit	(37.1)	(77.3)	(105.7)
Unrealized gain on financial instruments and mark-to-market adjustments	(5.0)	(0.2)	1.7
Unrealized foreign exchange (gain) loss	101.3	70.4	(13.3)
Debt extinguishment	(2.2)	—	—
Change in current assets and liabilities (Note 21)	10.9	(42.6)	(75.3)
Gold Stream Arrangement net payable - ounces to be delivered	27.9	0.6	—
Cash generated by (used in) operating activities	184.8	44.8	(28.2)
INVESTING ACTIVITIES
Capital expenditures	(82.1)	(428.9)	(771.5)
Capitalized interest payments	(9.1)	(74.7)	(40.7)
Disposition of assets	—	0.2	—
Restricted cash	0.2	33.2	5.6
Reclamation refund	7.1	28.1	—
Reclamation deposit	(10.0)	(7.0)	(5.3)
Cash used in investing activities	(93.9)	(449.1)	(811.9)
FINANCING ACTIVITIES
Proceeds from the Gold Stream Arrangement	—	111.9	305.0
Proceeds from equipment financings	—	37.8	49.3
Repayments of equipment financings	(21.7)	(23.2)	(9.7)
Repayment of long-term debt	(11.2)	(16.6)	(10.9)
Senior unsecured note repurchase	(23.2)	—	—
Proceeds (costs) from issuance of common shares, net	0.3	0.9	(0.3)
Proceeds from senior secured note issuance	—	—	346.8
Proceeds from senior unsecured note issuance	—	—	200.0
Debt issuance costs	—	—	(22.0)
Proceeds from tangible equity units	—	—	220.0
Issuance costs related to equity portion of tangible equity units	—	—	(6.4)
Cash (used in) generated by financing activities	(55.8)	110.8	1,071.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3.4)	0.6	0.6
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31.7	(292.9)	232.3
Cash and cash equivalents, beginning of period	233.9	526.8	294.5
Cash and cash equivalents, end of period	$265.6	$233.9	$526.8
Supplementary cash flow information (Note 21)
See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2014, 2013 and 2012
(US dollars in millions, except share data in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances at January 1, 2012	167,964	$1,014.3	$52.6	$638.6	$24.0	$1,729.5
Issuance of tangible equity units	—	—	177.7	—	—	177.7
Amortization of stock-based compensation	—	—	6.3	—	—	6.3
Shares issued under stock-based compensation	371	2.8	(1.9)	—	—	0.9
Tax benefit of stock option exercises	—	—	(0.9)	—	—	(0.9)
Warrant exercises	392	0.8	—	—	—	0.8
Comprehensive income (loss):
Net income (loss)	—	—	—	(546.3)	—	(546.3)
Foreign currency translation	—	—	—	—	33.9	33.9
Total comprehensive income (loss)	—	—	—	—	—	$(512.4)
Balances at December 31, 2012	168,727	$1,017.9	$233.8	$92.3	$57.9	$1,401.9
Amortization of stock-based compensation	—	—	5.6	—	—	5.6
Shares issued under stock-based compensation	616	3.9	(2.9)	—	—	1.0
Tax benefit on issuance of tangible equity units	—	—	1.6	—	—	1.6
Tax benefit of stock option exercises	—	—	(0.3)	—	—	(0.3)
Settlement of tangible equity units	2,109	7.1	(7.1)	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	(215.0)	—	(215.0)
Post retirement benefit, net of tax	—	—	—	—	(0.2)	(0.2)
Foreign currency translation	—	—	—	—	(88.4)	(88.4)
Total comprehensive income (loss)	—	—	—	—	—	$(303.6)
Balances at December 31, 2013	171,452	$1,028.9	$230.7	$(122.7)	$(30.7)	$1,106.2
Amortization of stock-based compensation	—	—	5.8	—	—	5.8
Shares issued under stock-based compensation	566	2.4	(2.5)	—	—	(0.1)
Tax benefit on issuance of tangible equity units			0.1			0.1
Tax benefit of stock option exercises	—	—	(1.8)	—	—	(1.8)
Settlement of tangible equity units exchange offer	42,130	154.8	(145.7)	—	—	9.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(124.2)	—	(124.2)
Post retirement benefit, net of tax					(0.4)	(0.4)
Foreign currency translation	—	—	—	—	(107.2)	(107.2)
Total comprehensive income (loss)						$(231.8)
Balances at December 31, 2014	214,148	$1,186.1	$86.6	$(246.9)	$(138.3)	$887.5
See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

1. Description of Business
Thompson Creek Metals Company Inc. ("TCM") is a North American mining company incorporated under the laws of British Columbia with copper, gold and molybdenum mining, milling, processing and marketing operations in Canada and the United States ("US").
The Copper-Gold operations consist of Mount Milligan Mine, a conventional truck-shovel open-pit copper and gold mine and concentrator in British Columbia. The US operations for molybdenum include the Thompson Creek Mine ("TC Mine") (mine and mill) in Idaho and the Langeloth Metallurgical Roasting Facility (the "Langeloth Facility") in Pennsylvania. The Canadian operations for molybdenum consist of a 75% joint venture interest in the Endako Molybdenum Mine Joint Venture ("Endako Mine") (mine, mill and roaster) in British Columbia. As previously disclosed, effective December 31, 2014, TC Mine was placed on care and maintenance after completing the processing of stockpiled ore from Phase 7. TCM is conducting limited stripping at the mine for the next phase of mining (referred to as “Phase 8”) to maintain its options while TCM continue to evaluate alternatives for TC Mine. Additionally, due to adverse conditions in the molybdenum market, TCM's Endako Mine was placed on temporary suspension, effective December 31, 2014. TCM will continue to closely monitor market conditions and re-evaluate the status of the Endako Mine as market conditions warrant.
TCM also has a 100% interest in a copper and molybdenum exploration property located in British Columbia (the “Berg property”), a 100% interest in a gold exploration project located in Nunavut, Canada (the "Maze Lake property"), and a 0.51% net smelter return royalty and a 10.2% net profits interest in a zinc and lead exploration project located in Canada (the "Howards Pass property").
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
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. As the estimation process is inherently uncertain, actual future outcomes could differ from current estimates and assumptions, potentially having material effects on future financial statements. The more significant areas requiring the use of management estimates include mineral reserve estimation; useful asset lives for depreciation, depletion and amortization; reclamation and closure costs; environmental obligations; deferred taxes and valuation allowances; asset fair values in evaluating asset impairments and estimates of recoverable copper, gold and other minerals.
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
Years ended December 31, 2014, 2013 and 2012
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
Change in Estimate
On January 1, 2014, the Life of Mine Plan ("LOM") for the Endako Mine was revised to reflect long term molybdenum pricing expectations. As a result, Endako Mine's estimated mine life was reduced to approximately 3.5 years from 15 years. During the second quarter of 2014, in light of the reduced mine life and to better reflect the economic utilization of property, plant and equipment assets at the Endako Mine, TCM reduced the depreciable lives of Endako Mine's property, plant and equipment assets using the straight line and declining balance depreciation convention (the depreciable lives of assets using the units-of-production depreciation convention had been reduced in the first quarter of 2014) and began considering the salvage values of these assets when recognizing its share of depreciation, depletion and amortization expense. This change in estimate, effective as of April 1, 2014, was accounted for prospectively in accordance with ASC 205, Accounting Changes and Error Corrections. This change lowered depreciation expense and increased net income by $2.3 million, or approximately $0.01 per diluted share, and $7.4 million, or approximately $0.04 per diluted share, respectively, for the three months and year ended December 31, 2014.
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
Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts. Accounts receivable included trade receivables of $45.1 million and $41.6 million and other receivables of $1.0 million and $6.2 million as of December 31, 2014 and 2013, respectively. Other receivables as of December 31, 2014 primarily consisted of $2.0 million of Goods and Services Sales Tax refunds receivable; $0.9 million of Langeloth Facility receivables; $0.3 million of third party molybdenum receivables; $1.3 million in settlement receivables on hedges and other miscellaneous receivables, partially offset by $3.5 million of mark-to-market adjustments relating to provisional invoices for Mount Milligan Mine copper and gold concentrate sales. Other receivables as of December 31, 2013 primarily consisted of $3.3 million of Goods and Services Sales Tax refunds and Canadian

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
2. Significant Accounting Policies (Continued)

Harmonized Sales Tax refunds and $0.3 million of mark-to-market adjustments relating to provisional invoices for Mount Milligan Mine copper and gold concentrate sales.
Product Inventories
Product inventories are carried at the lower of cost or market and assessed monthly to determine if a write down is required; through the first quarter of 2012, the assessment was performed quarterly. Cost is comprised of production costs for copper-gold concentrate ("concentrate") and molybdenum concentrate ("molybdenum") produced and processed from TCM's mines, as well as amounts paid for molybdenum concentrate purchased from third parties. Production costs include the direct mining, milling and on-site general and administrative costs; costs of processing and roasting; transportation, shipping, freight and insurance costs; refining and treatment costs; warehouse costs; stock-based compensation and depreciation, depletion and amortization. Stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) incurred during the production phase of a mine are considered variable production costs and are included as a component of inventory produced during the period in which stripping costs are incurred. For concentrate, TCM uses the weighted-average cost method for production and sales of product inventory. For molybdenum, TCM uses the first-in, first-out cost method for production and sales of product inventory. For both the copper-gold operations and molybdenum operations, the weighted-average cost method is used for stockpiled ore.
Obsolescence
TCM routinely evaluates materials and supplies inventory for obsolescence. When necessary, obsolete and surplus materials and supplies are written down in a manner that reduces the inventory value to an amount that does not exceed its net realizable value, which may be considered salvage value, with the difference charged to current period expenses. During 2014, 2013 and 2012, TCM recorded write downs for obsolete materials and supplies inventory of $2.8 million, $2.4 million and $0.2 million, respectively.
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
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
2. Significant Accounting Policies (Continued)

be reflected in net income over the estimated life of the ore body, along with the capitalized mine development costs which generated the credits.
Facilities and Equipment
Mining facilities and equipment are recorded at cost. Expenditures for facilities and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Fixed plant and machinery are amortized using the units-of-production method over the lesser of the estimated life of the equipment or the ore body based on recoverable quantities to be produced from estimated proven and probable mineral reserves. Facilities, mobile and other equipment are depreciated on either a declining-balance or straight-line basis over the shorter of their estimated useful life or the life of the mine. The declining-balance percentages range from 10% to 50%, and the estimated useful lives range from 3 years to life-of-mine. Processing facilities are depreciated on a straight-line basis over the estimated useful lives ranging from 2 to 20 years. Tax allowances, which will be used to offset future taxable income, generated from qualifying new mine facilities and equipment expenditures are included as reductions to property, plant, equipment and development and increases to deferred tax assets on the Consolidated Balance Sheets. The benefit from these tax incentives will be reflected in net income over estimated life of the facilities and equipment, along with the associated expenditures which generated the allowances.
Repairs and maintenance costs are charged to expense as incurred, except when these repairs extend the life or functionality of the asset. In these instances, expenditures are capitalized and amortized over the period benefited.
Depreciation, depletion and amortization is allocated to product inventory cost and then included in depreciation, depletion and amortization as inventory is sold.
Additionally, interest expense and financing fees allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use. For the years ended December 31, 2014, 2013 and 2012, $4.1 million, $75.2 million and $52.3 million, respectively, of interest expense and financing fees were capitalized and $9.1 million, $74.7 million, $40.7 million, respectively of interest that had been formerly capitalized was paid.
Exploration
Exploration includes geological and geophysical work on areas without identified reserves, together with drilling and other related costs. These costs are expensed as incurred.
Asset Impairments
TCM reviews and evaluates its long-lived assets for impairment using a two-step approach when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. If total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets (step 1), TCM performs an evaluation of the estimated fair value of the asset or asset group (step 2). An impairment loss is measured and recorded based on the difference between book value and the estimated fair value of the asset or asset group. Fair value is estimated using discounted estimated future cash flows, or the application of an expected fair value technique in the absence of an observable market price. Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections. In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows. The assumptions underlying future cash flow estimates are subject to significant risks and uncertainties. Any differences between TCM's assumptions and market conditions and/or TCM's operating performance could have a material effect on the determination of ore reserves or the ability to recover the carrying amounts of TCM's long-lived assets, thus resulting in impairment charges.
During 2014, 2013 and 2012, TCM experienced triggering events that caused management to update its impairment evaluation. As a result of this evaluation, in 2014 TCM further impaired the value of the remaining materials and supplies inventory at TC Mine and TCM's share of the property, plant and equipment assets and materials and supplies inventory at Endako Mine. Additionally in 2014, TCM also wrote down the value of the TCM exploration properties. In 2013 TCM wrote down to the assets’ fair value the property, plant and equipment assets and materials and supplies inventory at TC Mine and

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
2. Significant Accounting Policies (Continued)

TCM's share of those assets at Endako Mine. In 2012 TCM wrote down TCM's share of the assets at Endako Mine. See Note 5 for further discussion.
Goodwill
During 2012, TCM suspended waste stripping activity associated with the next phase of production at TC Mine, which, coupled with declines in molybdenum prices, represented significant changes in TCM's business, thereby requiring TCM to evaluate goodwill for impairment on an enterprise-wide basis. As a result of this evaluation, the then-remaining balance of goodwill was impaired during 2012. See Note 5 for further discussion.
Legal Fees
TCM generally recognizes legal expenses as incurred; when it is determined that a contingency meets the criteria for recognition as a liability on the balance sheet, TCM also accrues for the related incurred legal fees associated with that probable contingency.
Debt Issuance Costs
Included in other long-term assets are costs associated with the issuance of TCM's secured and unsecured senior notes and tangible equity units ("tMEDS"). The remaining unamortized issuance costs at December 31, 2014 and 2013 totaled $15.3 million and $21.3 million, respectively, and are being amortized over the life of the senior notes or the tMEDS, as applicable. Amortization costs for the secured and unsecured senior notes and tMEDS were capitalized to Mount Milligan Mine until the underlying assets became ready for their intended use.
Equipment Financings
TCM is the lessee of equipment under the Equipment Facility with Caterpillar (see Note 8). In 2013, TCM entered into an equipment financing transaction with Caterpillar with respect to certain Endako Mine equipment. In 2013 and 2012, TCM also entered into equipment financing transactions with Caterpillar with respect to certain equipment at Mount Milligan Mine pursuant to the Equipment Facility. On January 15, 2015 TCM entered into an amendment with Caterpillar which extends its ability to finance additional equipment under the Equipment Facility through December 2015. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Once ready for their intended use, the assets are depreciated over the lower of their related lease terms or their estimated productive lives. Beginning in September 2013, in conjunction with the start-up phase of Mount Milligan Mine, TCM ceased capitalizing the interest and debt issuance costs associated with the leases under the Equipment Facility for Mt. Milligan Mine as the related assets were placed in service.
Financial Instruments
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
Years ended December 31, 2014, 2013 and 2012
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
Revenue Recognition
TCM sells its products pursuant to sales contracts entered into with its customers. For concentrate sales, revenue is recognized when title and risk of loss pass and when collectability is reasonably assured. For concentrate, this is when a provisional payment is received. The passing of title and risk of loss are based on terms of the sales contract, generally upon shipment or delivery of product. Revenues from TCM’s concentrate sales are recorded based on a provisional sales price, with adjustments made for a final sales price calculated in accordance with the terms specified in the relevant sales contract, including the price to be received under the Gold Stream Arrangement, as well as any potential losses from TCM's commitment under the Gold Stream Arrangement. Revenues from concentrate sales are recorded net of treatment and all refining charges and the impact of derivative contracts. Treatment and refining charges represent payments or price adjustments that are contractually negotiated, as is typical in the industry. Moreover, because a portion of the metals contained in concentrate is unrecoverable as a result of the smelting process, TCM's revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals.

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

To satisfy its obligations under the Gold Stream Arrangement, TCM purchases unallocated refined gold and arranges for delivery to Royal Gold's designated account. TCM recognizes revenue for sales of refined gold when title and risk of loss passes and when collectability is reasonably assured. Revenue from and costs for unallocated refined gold delivered under the Gold Stream Arrangement and gains and losses related to TCM's forward commodity gold contracts to hedge the Company's exposure under the Gold Stream Arrangement are netted and recorded to gold sales.
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
TCM enters into provisionally-priced molybdenum, copper and gold sales contracts, whereby the contracts settle at prices to be determined at a future date based upon quoted prices. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to an estimated fair value at the end of each period. Changes to

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
2. Significant Accounting Policies (Continued)

the fair value of embedded derivatives related to molybdenum sales agreements are included in molybdenum sales revenue in the determination of net income (loss).
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
Performance Share Units
Performance share units ("PSUs") are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant. The Monte Carlo model is based on random projections of stock price paths. Expected volatility is calculated using a weighted average of historical daily volatilities and represents the extent to which TCM's stock price performance is expected to fluctuate during each of the calendar periods of the award's anticipated term. The fair value is recognized as an expense on a straight-line basis over the requisite service period (usually the vesting period) and included in the specific income statement categories that include the costs and benefits of the employees granted PSUs. Upon vesting, common shares are issued to the employee from authorized but unissued common stock. According to the provisions of ASC 718, Compensation—Stock Compensation, stock based compensation expense is reversed for unvested and forfeited PSUs.
Restricted Stock Units
Restricted stock units ("RSUs") are accounted for at fair value, which is based on the market value of TCM's common shares on the day of grant. The total fair value is recognized as an expense on a straight-line basis over the vesting period and included in the specific income statement categories that include the costs and benefits of the employee and directors granted RSUs. Upon vesting, common shares are issued to the employee or director from authorized but unissued common stock. According to the provisions of ASC 718, Compensation—Stock Compensation, stock based compensation expense is reversed for unvested and forfeited RSUs.
Employee Stock Purchase Plan
TCM's employee stock purchase plan ("ESPP") provides an opportunity for TCM's employees to purchase its common shares at 85% of the closing price at the beginning of the offering period or at the end of the offering period, whichever is lower. The ESPP was suspended effective July 1, 2013 pending approval of an amended plan by the TCM shareholders. Effective May 13, 2014, TCM shareholders approved the Amended and Restated Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan that makes additional shares of TCM's common stock available for issuance.
Earnings per Share
Earnings per share calculations are based on the weighted-average number of common shares issued and outstanding during the year. Diluted earnings per share are calculated using the treasury stock method, which assumes that outstanding stock options and warrants with an average exercise price less than the average market price of TCM's common shares are exercised, and the proceeds are used to repurchase common shares at the average market price of the common shares for the period. In years in which a loss is incurred, the effect of potential issuances of shares under the exercise of options, warrants and RSUs would be anti-dilutive, and therefore, are excluded from diluted earnings per share calculations.
3. Inventory
The carrying value of product inventory was as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
3. Inventory (Continued)

	December 31, 2014	December 31, 2013
Copper and Gold Inventory:
Concentrate	$29.4	$39.8
Stockpiled ore	8.3	4.8
	$37.7	$44.6
Molybdenum Inventory:
Finished product	$45.0	$27.5
Work-in-process	13.5	28.0
Stockpiled ore	0.4	22.0
	$58.9	$77.5
	$96.6	$122.1

During 2014, 2013 and 2012, the carrying value of TCM's copper and gold and molybdenum inventory exceeded the market value, resulting in write downs of $25.5 million, $57.8 million, and $73.8 million, respectively.

The following table sets forth the inventory write downs in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the years presented:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Copper-Gold
Operating expense	$—	$20.2	$—
Depreciation, depletion and amortization	—	2.1	—
Start-up costs	—	7.3	—
US Operations Molybdenum
Operating expense	2.1	—	14.4
Depreciation, depletion and amortization	0.2	—	1.2
Canadian Operations Molybdenum
Operating expense	20.4	24.1	38.2
Depreciation, depletion and amortization	2.8	4.1	20.0
	$25.5	$57.8	$73.8

4. Property, Plant, Equipment and Development, Net
Property, plant, equipment and development, net, was comprised of the following:

	December 31, 2014	December 31, 2013
Mining properties and mineral reserves	$703.7	$768.6
Mining and milling equipment and facilities	1,523.4	1,661.2
Processing facilities	171.1	168.5
Construction-in-progress	23.1	42.7
Other	6.5	18.3
	2,427.8	2,659.3
Less: Accumulated depreciation, depletion and amortization	(209.5)	(121.3)
	$2,218.3	$2,538.0

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
4. Property, Plant, Equipment and Development (Continued)

The construction-in-progress balance included $19.2 million and $33.2 million related to Mount Milligan Mine as of December 31, 2014 and 2013, respectively. The construction-in-progress balance at December 31, 2014 consisted of $11.7 million for Phase 2 of the tailings facility system and $7.5 million for other items for Mount Milligan Mine.
During the years ended December 31, 2014, December 31, 2013 and December 31, 2012 TCM recognized non-cash property plant equipment and development asset impairments of $92.0 million, $188.0 million and $530.5 million, respectively. See Note 5 for further discussion of asset impairments.
5. Asset Impairments
Asset Impairments

The following table sets forth the write downs of property, plant, and equipment and development assets, mineral reserves, materials and supplies inventory and goodwill in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the years presented:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
US Operations Molybdenum
Property, plant, and equipment	$—	$127.8	$—
Materials and supplies	3.3	1.6	—
Canadian Operations Molybdenum
Property, plant, and equipment and development assets (1)	66.7	59.4	530.5
Materials and supplies	9.5	5.3	—
Exploration Properties and Other
Mineral reserves	25.3	—	—
Land	—	0.8	—
Goodwill	—	—	47.0
	$104.8	$194.9	$577.5

(1) Included an impairment charge on development assets for Endako Mine for the year ended December 31, 2012.

Effective December 31, 2014, TCM and its joint venture partner temporarily suspended operations at Endako Mine due to recent and expected ongoing weakness in the molybdenum price. Additionally, given mining performance for 2014, there was a decrease in the Endako Mine molybdenum proven and probable reserves. The temporary suspension and reserve decrease constituted triggering events, requiring TCM to re-evaluate its proportionate share of Endako Mine's long-lived assets for impairment in the fourth quarter of 2014. This evaluation indicated that TCM's share of the anticipated undiscounted cash flows from Endako Mine assets, using the two-step approach discussed in Note 2, were less than its share of the carrying value of the fixed assets due to the expected future molybdenum price and anticipated production and cash costs from the Endako Mine. This resulted in estimating TCM's share of the assets’ estimated fair value, which was also less than TCM's share of their carrying values. As a result, this evaluation resulted in non-cash write downs of the Endako Mine property, plant and equipment assets and materials and supply inventory.

Additionally, as of December 31, 2014, TCM evaluated the fair value of its exploration properties given the significant decline in commodity prices in the fourth quarter of 2014. This evaluation indicated that the fair value of these properties was less than TCM's carrying values and non-cash write downs were recognized in the fourth quarter of 2014, representing a write-down to the assets’ estimated fair value as of December 31, 2014.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
5. Asset Impairments (Continued)

TCM also evaluated the fair value of its remaining materials and supplies inventory at TC Mine as of December 31, 2014, given recent weakness in commodity markets. As a result, the fair value of TC Mine’s materials and supplies inventory was less than the carrying value and TCM recognized non-cash write downs in the fourth quarter of 2014.

Given recent declines in commodity prices, TCM assessed all long-lived assets for impairment in the fourth quarter of 2014. The impairment analysis did not result in any other long-lived asset impairments during the fourth quarter of 2014.

As of December 31, 2013 TCM's decision to place TC Mine on care and maintenance and the update to its Endako Mine molybdenum reserves using a price of $10 per pound of molybdenum oxide compared to $12 per pound used previously, constituted triggering events, requiring TCM to evaluate the long-lived assets at these mines for impairment in the fourth quarter of 2013. As a result of these analyses, TCM recorded a non-cash asset impairment, representing a write down to the assets' estimated fair value as of December 31, 2013.

Additionally during 2013, TCM negotiated a contract with US Energy to sell land originally acquired by one of its subsidiaries for easements related to the Mt. Emmons project, in respect of which TCM terminated its interest in 2011. TCM assessed the impact of this contract on the carrying value of the land, and recorded a non-cash write down of the land representing a write down to the land's fair value.

For the year ended December 31, 2012, TCM recorded a non-cash write down of its share of the Endako Mine's property, plant, equipment and development assets representing a write down to the assets' estimated fair value.

These impairments were included in total costs and expenses in TCM's Consolidated Statements of Operations and Comprehensive Income (Loss) and excluded from TCM's non-GAAP measures of adjusted net income (loss) per share-basic and diluted. See "Non-GAAP Financial Measures" in Item 7 for the definition and calculation of adjusted net income (loss).
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
During the third quarter of 2012, TCM suspended waste stripping activity associated with the next phase of production at TC Mine. This decision and the decline in molybdenum prices represented significant changes in TCM's business, requiring TCM to evaluate for potential impairments on an enterprise-wide basis at September 30, 2012. For purposes of the impairment evaluation, estimates of after-tax discounted future cash flows of the individual reporting units were used. The estimated cash flows were derived from life-of-mine plans developed using long-term analyst pricing reflective of the then-current price environment and management's projections for operating costs. TCM also considered the market value of its equity. As a result of this evaluation, a goodwill impairment charge representing the entire balance of goodwill, was recorded in other (income) expense in its Consolidated Statements of Operations and Comprehensive Income (Loss) in 2012.
6. Financial Instruments
TCM enters into various derivative financial instruments in the normal course of operations to manage exposure to the market prices of copper, gold and molybdenum. TCM does not apply hedge accounting to its derivative instruments. Accordingly, changes in fair value of derivative instruments are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss), except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception.
The following table provides details about the fair values of TCM's derivative assets and liabilities:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
6. Financial Instruments (Continued)

	Fair Value as of December 31,
	2014	2013
Assets (1)
Commodity contracts	$1.8	$0.2
Liabilities (1)
Forward currency contracts	$0.3	$—
(1)TCM's derivative assets are included in prepaid expenses and other current assets, and derivative liabilities are included in other current liabilities. TCM is exposed to credit risk when counterparties with which it has entered into derivative transactions are unable to satisfy their obligations. To reduce counterparty credit exposure, TCM deals primarily with large, credit-worthy financial institutions and companies and limits credit exposure to each. TCM believes the counterparties to the contracts to be credit-worthy entities and, therefore, TCM believes credit risk of counterparty non-performance is relatively low, and as such, the fair value of the derivatives has not been adjusted.
The following table sets forth the gains (losses) on derivative instruments for the years presented:

		Years Ended
Derivative Type and Activity	Statement of Operations Classification	December 31, 2014	December 31, 2013	December 31, 2012
Gold hedges related to Gold Stream Arrangement	Gold sales	$(1.3)	$—	$—
Copper and Gold hedges; other commodity contracts	Other	$4.8	$1.6	$(2.5)
Molybdenum hedges	Molybdenum sales	$—	$(0.1)	$(0.4)
Forward currency contracts	Gain (loss) on foreign exchange, net	$(0.2)	$—	$(1.8)
Common stock purchase warrant derivatives	Change in fair value of common stock purchase warrants	$—	$—	$1.8
Gold Hedges Related to Gold Stream Arrangement and Other Commodity Contracts
TCM must satisfy its obligation under the Gold Stream Arrangement (discussed in Note 10) by delivering gold to Royal Gold after TCM receives payment from third-party purchasers, including offtakers and traders, that purchase concentrate from Mount Milligan Mine ("MTM Customers"). During 2014, in connection with TCM's first 12 shipments of concentrate from Mount Milligan Mine, TCM delivered gold to Royal Gold based on a percentage of the gold ounces included in each provisional sale of gold to MTM Customers within two days of receiving a provisional payment.
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
In addition to the Gold Stream Risk and in connection with the sale of concentrate from Mount Milligan Mine, TCM is exposed to copper and gold price fluctuations between the dates of concentrate shipment, provisional payment and final payment. In order to hedge the price risk for the metals contained in concentrate, TCM has entered into certain forward copper and gold purchase and sale contracts pursuant to which it purchases copper or gold at an average price during a quotational period and sells copper or gold at a spot price. Additionally, TCM has entered into zero cost collars pursuant to which it agrees with a counterparty to a floor and ceiling relative to future prices of gold. If the gold price is below the floor, the counterparty pays TCM the difference between the price and the floor. If the gold price is above the ceiling, TCM pays the counterparty the difference between the ceiling and the price. TCM records its commodity contracts at fair value using a market approach based on observable quoted market prices and contracted prices. These activities are intended to protect against the price risk related to the MTM Customer purchase contracts.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
6. Financial Instruments (Continued)

The following table provides details of TCM's commodity contracts as of December 31, 2014:

	Quantity	Sell Price	Buy Price	Maturities Through
Gold Hedge Sales related to Gold Stream Arrangement (oz)	6,461	$1,192-$1,213	TBD	January 2015
Gold Hedge Purchases related to Gold Stream Arrangement (oz)	31,060	TBD	TBD	January 2015-April 2015
Forward Gold Sales (oz)	3,300	$1,230	TBD	January 2015
Forward Copper Sales (lb)	7,716,100	$3.05-$3.19	TBD	January 2015-May 2015

	Quantity	Put Price	Call Price	Maturities Through
Gold Collars (oz)	22,000	$1,150-$1,175	$1,237 - $1,267	January 2015-December 2015
Provisionally-Priced Contracts
Certain molybdenum, copper and gold sales contracts provide for provisional pricing. These sales contain an embedded derivative related to the provisional-pricing mechanism, which is bifurcated and accounted for as a derivative. TCM also enters into provisionally-priced molybdenum purchase contracts that also contain an embedded derivative, which is bifurcated and accounted for as a derivative.
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
The following table sets forth TCM's outstanding provisionally-priced contracts as of December 31, 2014:

		Average Price Per Unit
	Open Positions	Contract	Market	Maturities Through
Embedded derivatives in provisional sales contracts:
Molybdenum (thousands of pounds)	68.6	$9.38	$8.88	January 2015
Copper (millions of pounds)	21.2	TBD	TBD	April 2015
Gold (ounces)	11,356	TBD	TBD	January 2015
Embedded derivatives in provisional purchase contracts:
Molybdenum (thousands of pounds)	380.0	$7.80	$8.96	February 2015
Forward Currency Contracts
TCM transacts business in various currencies in the normal course of its operations and for capital expenditures. In addition, with all of its revenues denominated in US dollars, TCM has an ongoing foreign exchange risk with respect to its Canadian operations. To help mitigate this risk, TCM has entered into foreign currency forward contracts pursuant to which it has agreed to buy Canadian dollars at an agreed-upon rate. TCM records its currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of December 31, 2014, TCM had 8 open foreign currency option contracts. As of December 31, 2013 and 2012, TCM had no open foreign currency contracts.
The following table provides details of TCM's forward currency contracts as of December 31, 2014:

	Notional Amount	Buy Price	Maturities Through
Forward currency contracts	$25,000,000	$1USD/C$1.14-C$1.16	January 2015 - March 2015

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
6. Financial Instruments (Continued)

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
The following table sets forth TCM's outstanding molybdenum fixed-priced sales contracts as of December 31, 2014:

	Quantity (000's lb)	Sell Price	Maturities Through
Molybdenum fixed price sales	599.7	$12.05	November 2015
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
The following table sets forth TCM's financial liabilities measured at fair value by level within the fair value hierarchy. As required, liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement, as discussed in Note 2.

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Senior secured notes	$393.2	$—	$393.2	$—
Senior unsecured notes	453.3	—	453.3	—
tMEDS	0.4	—	—	0.4
	$846.9	$—	$846.5	$0.4

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
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

As of December 31, 2014, the carrying values of the 9.75% senior secured notes were lower than their fair values of approximately $393.2 million, while the carrying value of the 7.375% senior unsecured notes, the 12.5% senior unsecured notes and tMEDS were higher than their fair values of $273.0 million, $180.3 million and $0.4 million, respectively. TCM determined the fair value of the notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.

As of December 31, 2013, the carrying values of the 9.75% senior secured notes were lower than their fair values of approximately $397.2 million, while the carrying value of the 7.375% senior unsecured notes, the 12.5% senior unsecured notes and tMEDS were higher than their fair values of $297.7 million, $194.7 million and $12.7 million, respectively. TCM determined the fair value of the notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.
There were no transfers into or out of Level 1, 2 or 3 during the years ended December 31, 2014 and 2013. TCM's policy is to recognize transfers as of the actual date of the event or change in circumstances.
The following table sets forth a reconciliation of activity related to Level 3 financial liabilities for the years ended December 31, 2014 and 2013:

	Total	Debt
Balance at January 1, 2013	$27.8	$27.8
Settlement and revaluation of tMEDS	(15.1)	(15.1)
Balance at December 31, 2013	12.7	12.7
Settlement and revaluation of tMEDS	(12.3)	(12.3)
Balance at December 31, 2014	$0.4	$0.4
8. Leases
TCM's total capital lease obligations consisted of the following:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
8. Leases (Continued)

	December 31, 2014	December 31, 2013
Equipment Facility capital leases	$20.3	$27.2
Equipment Facility sale leaseback	45.9	59.8
Endako Mine sale leaseback	2.3	3.5
Total lease obligations	68.5	90.5
Less: Current portion	(22.8)	(21.8)
Total long-term lease obligations	$45.7	$68.7
Equipment Financings
On March 30, 2011, TCM entered into an equipment financing facility, as amended from time to time (the "Equipment Facility"), pursuant to which Caterpillar Financial Services Limited ("Caterpillar") agreed to underwrite up to $132.0 million in mobile fleet equipment financing for Mount Milligan Mine. Each borrowing under the Equipment Facility represents a capital lease and has a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at TCM's option. At the end of each 48 or 60 month lease period, TCM has the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes non-financial covenants, and as of December 31, 2014, TCM was in compliance with these covenants. TCM's ability to finance additional equipment under the Equipment Facility expired in September 2014 per the terms of the Equipment Facility agreement. On January 15, 2015, TCM entered into an amendment with Caterpillar which extends its ability to finance additional equipment under the Equipment Facility through December 2015.
During 2013, TCM entered into three leases with Caterpillar with respect to certain equipment pursuant to the Equipment Facility, of which two are considered sale-leaseback transactions. Interest payments are based on a fixed rate of 5.50%
Also during 2013, TCM entered into a sale-leaseback transaction with Caterpillar with respect to certain Endako Mine equipment (the "Endako Sale Leaseback"), which is separate from the Equipment Facility. TCM received $5.3 million in cash from Caterpillar for the sale of this equipment, which was subsequently leased back, after an upfront down payment of $1.4 million. Interest payments are based on a fixed rate of 5.85%. The agreement includes certain non-financial covenants, and as of December 31, 2014, TCM was in compliance with these covenants.
TCM received $37.8 million in cash from Caterpillar for the sale of equipment, including the Endako Sale Leaseback, which was subsequently leased back. These leases resulted in an increase to TCM's capital lease obligation at December 31, 2013 of $33.2 million after upfront payments of $4.6 million.
As of December 31, 2014 and 2013, TCM had $66.2 million and $87.0 million, respectively, in outstanding borrowings under the Equipment Facility. Interest pertaining to the Equipment Facility is allocable to the cost of developing mining properties and to constructing new facilities and is capitalized until assets are ready for their intended use. Beginning in September 2013, in conjunction with the start-up phase of Mount Milligan Mine, TCM ceased capitalizing the interest and debt issuance costs associated with the leases under the Equipment Facility for Mount Milligan Mine as the related assets were placed in service.
Interest and debt issuance costs on the equipment financings, as described above, consisted of the following:

	Years Ended December 31,
	2014	2013	2012
Interest paid	$4.6	$4.7	$1.0
Interest and debt issuance costs capitalized	$—	$3.7	$1.9
Interest and debt issuance costs expensed	$5.0	$1.9	$—

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
8. Leases (Continued)

Future lease payments under capital leases as of December 31, 2014 for each of the next five years and in the aggregate were:

Total
(in millions)
2015	$22.8
2016	24.1
2017	18.9
2018	2.7
2019	—
Total future capital lease payments	$68.5
Operating Leases
TCM leases certain assets, such as equipment and office space, under operating leases expiring at various dates through 2018. Future lease payments under operating leases as of December 31, 2014 for each of the next five years and in the aggregate were:

Total
(in millions)
2015	$2.9
2016	2.5
2017	1.6
2018	0.4
2019	0.2
Thereafter	—
Total future operating lease payments	$7.6
Rent expense for 2014, 2013 and 2012 was $0.5 million, $0.7 million and $0.6 million, respectively.

9. Debt
TCM's secured and unsecured notes, tMEDS, equipment loans and other credit facilities consisted of the following:

	December 31, 2014	December 31, 2013
9.75% Senior secured notes due 2017, net of discount	$347.9	$347.3
7.375% Senior unsecured notes due 2018	335.8	350.0
12.5% Senior unsecured notes due 2019	188.5	200.0
tMEDS	1.2	19.4
Equipment loans	2.8	5.4
Other	—	0.2
Total debt	876.2	922.3
Less: Current portion	(3.9)	(15.4)
Total long-term debt	$872.3	$906.9
Interest paid, capitalized and expensed was as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
9. Debt (Continued)

	Years Ended December 31,
	2014	2013	2012
Interest paid	$86.7	$77.1	$40.3
Interest capitalized	$4.1	$71.5	$50.4
Interest expensed	$87.3	$22.2	$12.8

9.75% Senior Secured Notes

On November 27, 2012, TCM issued $350.0 million of 9.75% senior secured notes (the “2017 Notes”). The proceeds received in the offering were $336.8 million, net of financing fees of $10.0 million and a discount of $3.2 million. The net proceeds from the 2017 Notes offering were used to fund the completion of Mount Milligan Mine and for general working capital purposes. The 2017 Notes are guaranteed on a senior basis by substantially all of TCM's subsidiaries and are secured by a first priority lien subjected to permitted liens on substantially all of TCM's and the guarantors' property and assets.

The 2017 Notes mature on December 1, 2017 and accrue interest from November 27, 2012 until maturity at a fixed rate of 9.75% per year. Interest on the 2017 Notes is payable on February 1 and August 1 of each year, commencing February 1, 2013, to the holders of record at the close of business on the January 15 and July 15 prior to each interest payment date.

The 2017 Notes are governed by a base indenture, dated May 11, 2012, supplemented by the first supplemental indenture, dated May 11, 2012, and the fifth supplemental indenture, dated November 27, 2012 (the “2017 Notes Indenture”). There are no maintenance covenants with respect to TCM's financial performance. However, the 2017 Notes Indenture does contain transaction-based restrictive covenants that restrict TCM's ability and the ability of certain of TCM's subsidiaries to incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into transactions with affiliates; and enter into agreements restricting the Company's subsidiaries ability to pay dividends and consolidate, merge or sell all or substantially all of TCM's assets, in each case subject to certain exceptions.

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

12.5% Senior Unsecured Notes

On May 11, 2012, TCM issued $200.0 million of 12.5% senior unsecured notes (the “2019 Notes”). The proceeds received in the offering were $193.1 million, net of financing fees of $6.9 million. The net proceeds from the 2019 Notes offering were used to fund the completion of Mount Milligan Mine and for general working capital purposes. The 2019 Notes are guaranteed on a senior basis by substantially all of TCM's subsidiaries.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
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

The 2019 Notes are governed by a base indenture as supplemented by the first supplemental indenture and the second supplemental indenture thereto, each dated May 11, 2012 (the “2019 Notes Indenture”). There are no maintenance covenants with respect to the Company's financial performance. However, the 2019 Notes Indenture does contain transaction-based restrictive covenants that restrict the Company's ability and the ability of certain of the Company's subsidiaries to incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into transactions with affiliates; and enter into agreements restricting the Company's subsidiaries ability to pay dividends and consolidate, merge or sell all or substantially all of TCM assets, in each case subject to certain exceptions.

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

During the fourth quarter of 2014, TCM repurchased $11.5 million of its 2019 Notes in open market transactions. In connection with the repurchase of these notes, TCM recorded a debt extinguishment loss of $0.2 million and reduced $0.2 million of the related unamortized debt issuance costs.
7.375% Senior Unsecured Notes
On May 20, 2011, TCM issued of $350.0 million of 7.375% senior unsecured notes (the "2018 Notes"). The proceeds received in the offering were $339.9 million, net of financing fees of $10.1 million. The net proceeds from the 2018 Notes offering were used to fund the development of Mount Milligan and for general working capital purposes. The 2018 Notes are guaranteed on a senior basis by substantially all of the Company's subsidiaries.
The 2018 Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year. Interest is payable on June 1 and December 1 of each year, and the first interest payment occurred on December 1, 2011. Interest is payable to the holders of record at the close of business on the May 15 and November 15 prior to each interest payment date.
The 2018 Notes are governed by an indenture, dated May 20, 2011 (the “2018 Notes Indenture”). There are no maintenance covenants with respect to TCM's financial performance. However, the 2018 Notes Indenture does contain transaction-based restrictive covenants that restrict the Company's ability and the ability of certain of TCM subsidiaries to incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into transactions with affiliates; enter into agreements restricting the Company's subsidiaries ability to pay dividends and consolidate, merge or sell all or substantially all of TCM assets, in each case subject to certain exceptions.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
9. Debt (Continued)

TCM may redeem the 2018 Notes at any time upon the occurrence of specified events relating to Canadian tax law at a redemption price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest to, but not including, the date of redemption.
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
During the fourth quarter of 2014, TCM repurchased $14.2 million of its 2018 Notes in a open market transactions. In connection with the repurchase of these notes, TCM recorded a debt extinguishment gain of $2.3 million and reduced $0.3 million of the related unamortized debt issuance costs.
Mobile Mining Equipment Loans
On December 8, 2010, TCM executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during 2010. This fixed-rate loan bears interest at 3.6%, is scheduled to mature no later than December 8, 2015 and has an outstanding payable amount of $2.8 million as of December 31, 2014.
Total Debt
Aggregate maturities, net of discount amortization on the 2018 Notes, of the outstanding borrowings at December 31, 2014 were as follows:

Years	Principal Due
(in millions)
2015	$3.9
2016	—
2017	350.0
2018	335.8
2019	188.6
Thereafter	—
Total maturities	878.3
Discount amortization on 2017 Notes	(2.1)
Total debt	$876.2
10. Gold Stream Arrangement
Pursuant to an agreement dated October 2010, as subsequently amended in December 2011, August 2012 and December 2014, with a subsidiary of Royal Gold, Inc. ("Royal Gold") (referred to as the "Gold Stream Arrangement"), TCM agreed to sell to Royal Gold 52.25% of the refined gold production from Mount Milligan Mine for a total upfront payment of $781.5 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. The upfront cash payments received under the Gold Stream Arrangement, of $111.9 million in 2013, $305.0 million in 2012, $138.1 million in 2011 and $226.5 million in 2010, were recorded as deferred revenue and classified as a liability on TCM's Consolidated Balance Sheets.
The Gold Stream Arrangement restricts TCM's ability to incur debt that is secured by the Mount Milligan Mine assets. Subject to the exceptions discussed below, TCM cannot incur debt that is secured by the Mount Milligan Mine assets in excess of $350.0 million until the earlier of the date upon which 425,000 ounces of refined gold have been sold and delivered to Royal Gold or the date upon which the aggregate dollar amount of the difference between the market price for the gold delivered to

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

10. Gold Stream Arrangement (Continued)

Royal Gold and the price actually paid by Royal Gold exceeds $280.0 million. Per the December 2014 amendment, discussed in Note 10 of Item 8, TCM is additionally permitted to pledge the Mount Milligan Mine assets to secure up to $25.0 million of hedging obligations incurred in connection with gold and copper production from Mount Milligan Mine, foreign currency exchange risk relating to Mount Milligan Mine and one or more corporate credit facilities utilized in connection with Mount Milligan Mine. Provided that Mount Milligan Mine meets specified throughput, recovery and delivery conditions, the $25.0 million could increase to $50.0 million.
TCM must maintain a deposit record during the term of the Gold Stream Arrangement wherein TCM reduces the $781.5 million total amount paid by Royal Gold by the difference between the current market price at the time of sale of refined gold to Royal Gold and $435 per ounce, multiplied by the amount of refined gold sold in such sale. If, at the end of the initial 50-year term of the agreement, the total deposit amount reflected in the deposit record has not been reduced to nil, TCM must pay to Royal Gold the remaining balance reflected in the deposit record. As of December 31, 2014, the remaining deposit per the Gold Stream Arrangement totaled $734.4 million. In the event of any default under the Company's agreement with Royal Gold, Royal Gold could require TCM to repay the outstanding deposit.
Royal Gold has a security interest in all of the Mount Milligan Mine assets until its total deposit amount has been reduced to nil. Royal Gold's security interest is subject to subordination to project or corporate financings by TCM, except that in such circumstances, Royal Gold retains a first priority interest in 52.25% of the refined gold from Mount Milligan Mine. After the total deposit amount has been reduced to nil, Royal Gold's security will consist solely of its first priority interest in 52.25% of the refined gold. The cash payments received under the Gold Stream Arrangement are recorded as deferred revenue and classified as a liability on TCM's Consolidated Balance Sheets.
TCM sells copper and gold concentrate from Mount Milligan Mine to MTM Customers, and then purchases gold ounces in the market for delivery to Royal Gold, in an amount based on a portion of the gold ounces in the copper and gold concentrate sold to MTM Customers as determined in accordance with the terms of the Gold Stream Arrangement. Mount Milligan Mine began selling copper and gold concentrate to MTM Customers and delivering gold ounces to Royal Gold in the fourth quarter of 2013, at which time TCM began to recognize an amount of the deferred revenue as gold ounces are delivered to Royal Gold, as explained further below. In connection with TCM's first 12 shipments of copper and gold concentrate (which concluded in the fourth quarter of 2014) from Mount Milligan Mine to MTM Customers, TCM was required to deliver gold ounces to Royal Gold based on a percentage of gold ounces in each provisional sale of gold to MTM Customers within two days of receiving a provisional payment for the sale of the copper and gold concentrate, with subsequent delivery of the remaining gold ounces upon final settlement. Hereinafter, all deliveries of gold to Royal Gold will be based solely on the final settlement of provisional sales of concentrate to MTM Customers and payable at the time of final settlement. The gold ounces delivered to Royal Gold under the Gold Stream Arrangement are based on the contained gold ounces in the provisional payments and final settlements multiplied by a 97% payable factor.
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
The following table presents the revenue under the Gold Stream Arrangement for the years ended December 31, 2014 and 2013, respectively in the form of (i) cash receipts based on gold sales during the applicable period, and (ii) deferred revenue for gold ounces delivered and deferred revenue to be recognized upon final settlement during the applicable period:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

10. Gold Stream Arrangement (Continued)

	Years Ended
(US$ in millions)	December 31, 2014	December 31, 2013
Gold sales related to cash portion of Gold Stream Arrangement (1)	$39.0	$1.3
Gold sales related to deferred portion of Gold Stream Arrangement (1) (2)	31.2	1.0
Total gold sales under Gold Stream Arrangement (1) (2)	$70.2	$2.3
_____________________________________________________________________________
(1) Recognized revenue and related gold ounces based on provisional sales may be subject to adjustment upon final settlement.
(2) Consists of $19.2 million and $0.8 million of revenue which was previously deferred, for the years ended December 31, 2014 and 2013, respectively. Revenue ultimately to be recognized upon delivery of gold is $12.0 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively.
11. Tangible Equity Units ("tMEDS")

On May 11, 2012, TCM completed a public offering of 8,800,000 tMEDS with a stated value of $25.00. Each tMEDS unit consisted of a prepaid common stock purchase contract and a senior amortizing note due May 15, 2015. Each prepaid common stock purchase contract will automatically settle on May 15, 2015, unless settled earlier as described below. At any time prior to the third business day immediately preceding May 15, 2015, the holder may settle the purchase contract early. Each contract settled prior to November 10, 2012 was settled for 4.3562 shares of common stock, which is 95% of the minimum settlement rate. Each contract settled on or after November 11, 2012 but prior to the third business day preceding May 15, 2015 will be settled for 4.5855 shares of common stock, subject in either case to certain adjustments.

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
As of December 31, 2014, 1,133,138 tMEDS remained outstanding. Such tMEDS will continue to be held pursuant to their original terms and conditions, including mandatory conversion on May 15, 2015, as described above. Additionally, on July 8, 2014, TCM filed an application to notify the SEC of its delisting of any and all units of tMEDS which remained outstanding following settlement of the Exchange Offer, and the delisting became effective 10 days after such filing. TCM does not intend to re-list its tMEDS on another securities exchange.
Although each outstanding unit of tMEDS was treated as one unit for purposes of the Exchange Offer, the accounting treatment considers each component of each unit of tMEDS, a prepaid common stock purchase contract and a senior amortizing note, separately. In June 2014, in connection with shares of common stock issued in exchange for the prepaid common stock purchase contract components of the tendered tMEDS, TCM recorded a $145.5 million increase to common stock and a $145.5 million decrease to additional paid-in capital equal to the value of the shares issued in exchange for the prepaid common stock purchase contract components of the tendered tMEDS, net of a $0.2 million decrease to additional paid-in capital for issuance costs incurred by TCM.
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
The senior amortizing note component of the tMEDs that remained outstanding as of December 31, 2014 was $1.2 million, which is included in the current portion of long-term debt on the Consolidated Balance Sheets. The unamortized

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
11. Tangible Equity Units ("tMEDS") (Continued)

deferred financing costs related to the remaining tMEDS were nil and $0.6 million as of December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, TCM paid $1.3 million and $3.1 million; capitalized $0.1 million and $2.7 million, respectively; and expensed $1.2 million and $0.6 million, respectively, of the interest and debt issuance costs associated with the tMEDS.

For purposes of the fair market value disclosed in Note 7, the carrying value of the tMEDS as of December 31, 2014 was higher than the fair value of approximately $0.4 million. TCM determined the fair value of the debt component of tMEDS using a discounted cash flow model by obtaining yields for comparably-rated issuers trading in the market, considering the market yield of existing TCM debt and the credit rating of TCM.
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
The following table details items affecting asset retirement obligations for future mine closure and reclamation costs in connection with TCM's Mount Milligan Mine, TC Mine, Endako Mine (reflecting 75% ownership) and its now-terminated interest in the Davidson property:

	Mt. Milligan	Thompson Creek Mine	Endako Mine	Davidson Property	Total
At January 1, 2012	$1.3	$23.1	$8.1	$0.3	$32.8
Additions/Revisions	2.8	(3.1)	1.7	—	1.4
Accretion	0.2	1.5	0.6	—	2.3
Foreign exchange	—	—	0.1	—	0.1
At December 31, 2012	$4.3	$21.5	$10.5	$0.3	$36.6
Additions/Revisions	(1.2)	(1.3)	8.2	—	5.7
Accretion	0.2	1.3	0.9	—	2.4
Foreign exchange	(0.2)	—	(0.7)	—	(0.9)
At December 31, 2013	$3.1	$21.5	$18.9	$0.3	$43.8
Additions/Revisions (1)	(0.7)	(9.2)	(0.3)	—	(10.2)
Accretion	0.4	1.5	1.7	—	3.6
Foreign exchange	(0.3)	—	(1.6)	—	(1.9)
At December 31, 2014	$2.5	$13.8	$18.7	$0.3	$35.3
(1) At December 31, 2014 the downward revision to the asset retirement obligation at TC Mine resulted in a $6.2 million decrease to depreciation, depletion and amortization in the Consolidated Statements of Operations and Comprehensive Income (Loss).
TCM is required by US federal and state laws and Canadian provincial laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if TCM is unable to do so. These laws are complex and vary from jurisdiction to jurisdiction. The laws govern the determination of the scope, cost of the closure, reclamation obligation and the amount and forms of financial assurance. As of December 31, 2014 and 2013, TCM has provided the appropriate regulatory authorities in the US and Canada with $78.6 million and $81.8 million, respectively, in non-cash reclamation financial assurance for mine closure obligations which are secured by $10.3 million and $7.4 million in cash deposits as of December 31, 2014 and 2013, respectively.
In connection with the development of Mount Milligan Mine, the Province of British Columbia has required us to provide a reclamation deposit in the amount of $25.9 million and $28.2 million as of December 31, 2014 and 2013, respectively. The estimated future reclamation costs for Mount Milligan Mine have been discounted using rates from 11.0% to 13.9%. As of

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
12. Asset Retirement Obligations (Continued)

December 31, 2014, TCM anticipates that these costs will be incurred beginning in the year 2037. The total inflated and undiscounted estimated reclamation costs for Mount Milligan Mine were $43.1 million and $45.6 million as of December 31, 2014 and 2013, respectively.
The current reclamation bonding for TC Mine is $42.4 million as of December 31, 2014. TCM has provided surety bonds to satisfy these obligations. The estimated future reclamation costs for TC Mine have been discounted using rates from 6.7% to 12.0%. As of December 31, 2014, TCM anticipates that these costs will be incurred from 2031 to 2045. The total inflated and undiscounted estimated reclamation costs for TC Mine were $44.6 million and $43.7 million as of December 31, 2014 and 2013, respectively.
For Endako Mine, the British Columbia Ministry of Energy, Mines and Petroleum Resources has required TCM to provide a reclamation deposit in the amount of $13.2 million and $14.4 million as of December 31, 2014 and 2013, respectively. TCM's proportionate share is $9.9 million and $10.8 million as of December 31, 2014 and 2013, respectively. TCM's share of total inflated and undiscounted estimated reclamation costs for Endako Mine were $35.6 million and $32.7 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014, TCM estimates its proportionate share of these costs will be incurred from 2015 to 2031. The estimated future reclamation costs for Endako Mine have been discounted using rates from 2.94% to 13.86%.
As of December 31, 2014, TCM's reclamation deposits related to Mount Milligan Mine and Endako Mine were in the form of letters of credit secured by a guarantee and cash collateral. Under the arrangements, the ACE Group, a surety company, provided a guarantee to Export Development Canada ("EDC"), who provided a guarantee to Royal Bank of Canada ("RBC"), who issued letters of credit to the British Columbia Ministry of Energy and Mines. In exchange for the surety company's guarantee, TCM has provided $7.1 million of cash collateral and will pay total annual fees of approximately 1.7% of the total reclamation bond guarantee to the surety company, EDC and RBC. On December 18, 2014 TCM received a refund of the entire $7.1 million of the cash collateral previously provided to the surety company.
TCM's Berg property was acquired in the 2010 acquisition of Terrane. The Province of British Columbia has required TCM to provide a reclamation deposit in the amount of $0.1 million as of December 31, 2014 for the Berg property.
In October 2013, TCM relinquished the option to develop the Davidson exploration property located in British Columbia, Canada that TCM had held since 2005. TCM believes that all reclamation obligations have been met that arose during TCM's option period, and TCM has asked the British Columbia Ministry of Energy and Mines to release the reclamation bond of $0.3 million. The funds and TCM's obligation were not released as of December 31, 2014; however, discussions are on-going with the Ministry.
13. Employee Benefits
Retention and Severance
In 2012, TCM terminated a retention and severance arrangement under which certain of its employees were participants. The retention and severance arrangement was put into place in 2004. Under the terms of the severance portion of the arrangement, the participants accrued severance benefits based on years of service that were to be paid upon termination of the employees by TCM without cause and under certain other circumstances. In connection with termination of the plan that occurred on September 30, 2012, TCM agreed to pay the participants severance amounts that had accrued to such individuals as of September 30, 2012 on the earlier of October 15, 2013 or the applicable participant's separation of service with the Company. On June 30, 2012, the retention portion of the arrangement was terminated, and TCM agreed to make additional payments to the participants of 100% of current eligible retention amounts on June 30, 2013 for the period of July 1, 2012 to June 30, 2013 and 100% of current eligible retention amounts on June 30, 2014 for the period of July 1, 2013 to June 30, 2014. During 2014 and 2013, TCM paid $2.9 million and $13.5 million, respectively in severance and retention payments and had severance and retention liability amounts of nil and $1.0 million, as of December 31, 2014 and 2013, respectively related to this program. No further severance or retention payments were made under the arrangement after June 30, 2014.
In 2012, TCM entered into retention arrangements with certain eligible employees of TC Mine in anticipation of the deferral of Phase 8 stripping activities and the placement of TC Mine on care and maintenance when the mining and processing of Phase 7 ore was completed, which occurred in the fourth quarter of 2014. Pursuant to these arrangements, eligible employees

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
13. Employee Benefits (Continued)

would be paid a certain amount if they stayed at TC Mine until the completion of Phase 7, with such payment to be made within 60 days of the end of Phase 7, as determined by the Company. TCM's liability at December 31, 2014 with respect to such severance arrangements amounted to $0.2 million and TCM paid $3.6 million in such bonus payments during 2014.
As of December 31, 2014 and 2013, TCM's total liability amounted to $1.5 million and $5.4 million, respectively, related to retention and severance arrangements. For the years ended December 31, 2014, 2013 and 2012, TCM recognized an expense of $7.2 million, $6.0 million and $7.0 million, respectively, for retention and severance arrangements.
Defined Contribution Pension Plans
TCM, through its subsidiaries, maintains defined contribution pension plans available to certain employees. TCM's Thompson Creek Metals Company Thrift Plan (the "Plan") is a defined contribution pension plan and covers all eligible employees employed in the US. The Plan is subject to the provisions of the US Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the US Internal Revenue Code. The assets of the Plan are held and the related investment transactions are executed by the Plan's trustee. Administrative fees, including accounting and attorney fees, are paid by TCM on behalf of the Plan. TCM contributed approximately $1.7 million, $1.8 million and $2.0 million, respectively, to the Plan for the years ended December 31, 2014, 2013 and 2012. TCM may make additional contributions to the Plan at its sole discretion; however, TCM has no further obligation relating to benefits under this Plan.

TCM has formed the Thompson Creek Metals Company Inc. Registered Pension Plan (the "Pension Plan") covering all Canadian employees. The assets of the Pension Plan are held and the related investment transactions are executed by the Pension Plan's trustee. Administrative fees, including any accounting and legal fees, are paid by TCM on behalf of the Pension Plan. All participating locations of the Pension Plan contributed C$2.7 million, C$2.4 million and C$1.7 million to the Pension Plan for the years ended December 31, 2014, 2013 and 2012, respectively. TCM has recorded its proportionate 75.0% share related to Endako Mine contributions. TCM has no further obligation relating to pension benefits under this Pension Plan.
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
The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in TCM's consolidated financial statements:

	December 31, 2014	December 31, 2013
Change in benefit obligations:
Net benefit obligation at beginning of year	$3.2	$3.3
(Gain) loss	0.6	(0.5)
Service cost	0.3	0.4
Interest cost	0.1	0.1
Benefits paid	(0.2)	(0.1)
	$4.0	$3.2
The liability of $4.0 million and $3.2 million was included in other liabilities on TCM's Consolidated Balance Sheets as of December 31, 2014 and 2013, respectively.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
13. Employee Benefits (Continued)

The assumptions used to determine the benefit obligations as of December 31, 2014 included a measurement date of December 31, 2014 and a discount rate of 3.8%. The yield curve matching TCM's benefit obligation was derived using a cash flow analysis under the Citigroup pension liability index. The Citigroup pension discount curve shows the relationship between interest rates and the duration for hypothetical zero coupon investments. This yield curve was used in determining the discount rate for TCM's postretirement benefit obligation.
The components of net periodic benefit costs for the year ended December 31, 2014 included $0.3 million of service cost and $0.1 million of interest cost for a total net periodic benefit cost of $0.4 million.
The health care cost trend assumed that average cost of coverage was 7.0% for 2014, reduced by 0.25% annually through 2020 and from there being reduced by 0.5% to an ultimate trend of 4.5% in 2023 and beyond. The assumed health care cost trend rates can have a significant effect on the amounts reported for postretirement medical benefits. The effect of a one percent change in the health care cost trend rate used to calculate periodic postretirement medical costs and the related benefit obligation would be insignificant to this benefit obligation.
The expected postretirement medical benefits provided below were based on actuarial assumptions.

December 31,
Expected benefit payments:
2015	$0.1
2016	$0.1
2017	$0.2
2018	$0.2
2019	$0.3
2020-2024	$1.7
Employee Stock Purchase Plan
The ESPP, which was initially approved by TCM's shareholders in May 2010, provides an opportunity for TCM's employees to purchase its common shares at 85% of the closing price at the beginning of the offering period or at the end of the offering period, whichever is lower. The ESPP was suspended effective July 1, 2013 pending approval of an amended plan by TCM's shareholders. Effective May 13, 2014, TCM's shareholders approved the Amended and Restated Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (as amended and restated, the "ESPP"), which (i) makes an additional 2,000,000 shares of the Company's common stock available for issuance; (ii) changes the frequency of offering periods to four consecutive three-month offering periods per year; (iii) allows the Compensation Committee to establish sub-plans or special rules designed to achieve desired tax or other objectives for employees outside of the U.S.; (iv) allows the Compensation Committee to exclude from any sub-plan the limit on an employee's right to accrue common stock pursuant to the ESPP at a rate that exceeds $25,000 in market value of common stock per calendar year; (v) allows the Compensation Committee to change the frequency and/or duration of offering periods with respect to future offerings; (vi) caps the number of shares that any employee may purchase in any offering period and in any calendar year at 5,000 and 20,000 shares, respectively; (vii) allows for participation in the ESPP by any employee employed as of an enrollment date; and (viii) permits participants in the ESPP to change their contribution rates during offering periods, subject to limitations imposed by the Compensation Committee.
As of December 31, 2014 there are 2,054,117 shares authorized for purchase by TCM's employees under the ESPP. Compensation expense is measured based on the fair value using a Black-Scholes model of the employees' option to purchase shares of common stock at the grant date. Compensation expense is recognized over the future periods in which the related employee service is rendered. TCM estimated a fair value of employee options to purchase shares under the ESPP of $0.75 for the first two three-month offering periods of 2014. TCM recorded $0.2 million, $0.2 million and $0.4 million of expense related to the ESPP plan for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, TCM issued 160,952 shares of common stock under the ESPP. No tax benefit is realized for ESPPs unless there is a disqualifying disposition.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

14. Shareholders' Equity
The authorized share capital of TCM is comprised of an unlimited number of common shares and an unlimited number of preferred shares, issuable in series with terms determinable upon issuance. As of December 31, 2014, TCM has not issued any preferred shares.
As of December 31, 2014 and 2013, TCM issued 42,129,828 and 2,109,330 shares of common stock, respectively in settlement of certain prepaid common stock purchase contracts for a total of 44,239,158 common shares. These prepaid common stock purchase contracts were issued as part of the 2012 issuance of 8.8 million units of tMEDS, which were recorded as a $177.7 million increase to additional paid-in-capital, net of issuance costs. No purchase contracts were settled and no shares of common stock were issued related to the tMEDS during 2012. The remaining unsettled units will automatically settle on May 15, 2015 and delivery of outstanding shares of common stock will be required based on the applicable market value. See Note 11 for further discussion.
15. Stock-Based Compensation
On May 13, 2014, TCM's shareholders approved the Amended and Restated 2010 Long-Term Incentive Plan (the "LTIP"). The LTIP allows TCM to grant stock options, share appreciation rights, restricted shares, RSUs, PSUs or shares granted as bonus compensation. As of December 31, 2014, the number of common shares authorized for awards under the LTIP plan is 11.0 million. Effective November 21, 2013, Mr. Perron, TCM's Chief Executive Officer, was granted a one-time inducement award comprised of stock options to purchase 400,000 shares of TCM's common stock and 300,000 RSUs, each vesting in three equal annual installments beginning on the first anniversary of the date of grant. The stock options will be exercisable for five years from the date of grant. These grants were made as an employment inducement award outside of the LTIP.
TCM does not realize a tax benefit for stock-based awards granted to Canadian employees under the current Canadian tax law. As of December 31, 2014, TCM has granted stock options, PSUs and RSUs, as discussed below.
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
The following table summarizes stock option activity during the years ended December 31, 2012, 2013 and 2014:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

15. Stock-Based Compensation (Continued)

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
	(000's)	(1)	(1)
Stock options outstanding at January 1, 2012	2,989	$12.29	$1.0
Granted	254	$4.50	—
Exercised	(35)	$6.02	—
Canceled/expired	(749)	$12.52	—
Stock options outstanding at December 31, 2012	2,459	$11.50	$0.2
Granted	779	$3.13	—
Canceled/expired/forfeited	(658)	$11.95	—
Stock options outstanding at December 31, 2013	2,580	$8.86	$0.2
Granted	423	$2.64	—
Exercised	(11)	$2.70	—
Canceled/expired/forfeited	(1,606)	$11.44	—
Stock options outstanding at December 31, 2014	1,386	$4.04	$—
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

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
	(000's)	(1)		(000's)	(1)
1.42 - 5.83	1,216	$3.13	3.8	474	$3.63	3.3
6.02 - 10.64	86	$9.01	1.1	86	$9.01	1.1
11.88 - 14.04	84	$12.14	0.6	84	$12.14	0.6
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

For the years ended December 31, 2014, 2013 and 2012, TCM recorded compensation expense related to stock options of $0.4 million, $0.6 million and $1.0 million, respectively. As of December 31, 2014, approximately 0.7 million outstanding options had not vested and were not exercisable. The total unrecognized compensation cost related to these options was $0.6 million as of December 31, 2014 and is expected to be recognized over a weighted-average period of 2.2 years.
As of December 31, 2014, approximately 0.6 million options had vested and were exercisable. The aggregate intrinsic value of these exercisable awards was nil as of December 31, 2014.
The weighted-average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using a Black-Scholes option valuation model were as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

15. Stock-Based Compensation (Continued)

	Years Ended December 31,
	2014	2013	2012
Weighted-average fair value of options granted (1)	$1.48	$1.02	$1.63
Expected volatility	53.5%	52.5%	50.9%
Expected life (years)	2.7	2.7	2.8
Risk-free interest rate	0.7%	0.4%	0.4%
Expected dividend yield	—%	—%	—%
_________________________________________________________________________
(1) The weighted-average exercise price of options granted is shown in US dollars as the majority of the options granted starting in 2011 have a strike price denominated in US dollars. Options with a Canadian dollar strike price have been converted to US dollars for disclosure purposes using the exchange rates on the respective date of grant.
Performance Share Units
As of December 31, 2014, TCM had issued a total of 3,305,345 PSUs under the LTIP, which have been granted to eligible employees. The vesting of the PSUs granted prior to January 1, 2012 is contingent upon employee service and the performance of TCM's share price relative to the established award price. At each anniversary date during the vesting period, if the per share closing price of TCM's common stock on such date is at or higher than the award price, then the awards will vest one-third on each anniversary date, and the requisite shares will be issued from authorized but unissued common stock. If the closing price is less than the award price, and therefore, the market condition is not achieved, then those PSUs do not vest and are carried forward to the following anniversary date. Any PSUs not vested at the end of the three-year vesting period will expire.
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
For the years ended December 31, 2014, 2013 and 2012, TCM recorded compensation expense related to the PSUs of $2.7 million, $2.3 million and $2.5 million, respectively. At December 31, 2014, unrecognized compensation expense related to PSUs totaled $4.2 million that will be recognized on a straight-line basis over a weighted-average period of 2.2 years.
The following table summarizes PSU activity during the years ended December 31, 2012, 2013 and 2014:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

15. Stock-Based Compensation (Continued)

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2012	495	$11.91
PSUs granted	381	$12.01
Canceled/expired/forfeited	(31)	$12.01
Outstanding at December 31, 2012	845	$11.95
PSUs granted	948	$4.21
Canceled/expired/forfeited	(568)	$7.69
Outstanding at December 31, 2013	1,225	$7.88
PSUs granted	1,426	$3.37
Canceled/expired/forfeited	(731)	$7.98
Outstanding at December 31, 2014	1,920	$4.59
Restricted Stock Units
As of December 31, 2014, TCM had issued 3,021,973 RSUs under the LTIP and under the employment inducement award, which have been granted to certain eligible employees and directors.
TCM accounts for RSUs at fair value, which is based on the market value of TCM's common shares on the day of grant and recognized over the vesting period of 3 years. Upon vesting, TCM will issue the requisite shares from authorized but unissued common stock. TCM recorded $2.4 million, $2.5 million and $2.4 million of compensation expense related to its RSUs for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, unrecognized compensation expense related to restricted stock units totaled $2.8 million that will be recognized on a straight-line basis over a weighted-average period of 1.9 years.
The following table summarizes RSU activity during the years ended December 31, 2012, 2013 and 2014:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2012	306	$10.33
RSUs granted	413	$8.82
RSUs vested and common shares issued	(72)	$10.12
Canceled/expired/forfeited	(113)	$9.62
Outstanding at December 31, 2012	534	$9.30
RSUs granted	1,266	$2.52
RSUs vested and common shares issued	(201)	$9.41
Canceled/expired/forfeited	(253)	$5.58
Outstanding at December 31, 2013	1,346	$4.23
RSUs granted	935	$2.76
RSUs vested and common shares issued	(551)	$4.65
Canceled/expired/forfeited	(275)	$3.84
Outstanding at December 31, 2014	1,455	$3.20
Stock-based compensation cost charged against earnings for all of TCM's stock-based awards is shown below for the years ended December 31, 2014, 2013 and 2012:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

15. Stock-Based Compensation (Continued)

	Years Ended December 31,
	2014	2013	2012
Total stock-based compensation	$5.8	$5.6	$6.3
Amount capitalized to product inventory	(0.1)	0.1	(0.1)
Amount capitalized to Mount Milligan Mine	(0.3)	(0.3)	(0.5)
Stock-based compensation expense	5.4	5.4	5.7
US tax benefit	(1.7)	(1.5)	(1.5)
Impact on net income (loss)	$3.7	$3.9	$4.2
16. Commitments and Contingencies
Legal Matters
TCM is from time to time involved in or subject to legal proceedings related to its business. While it is not feasible to predict or determine the outcome of these proceedings, it is the opinion of management that the resolution of such proceedings is not expected to have a material adverse effect on TCM's consolidated financial position results of operations or cash flows.
Concentrate Sales Agreements

As of December 31, 2014, TCM is party to three multi-year concentrate sales agreements for the sale of concentrate produced at Mount Milligan Mine. Pursuant to these agreements, TCM has agreed to sell an aggregate of the copper and gold concentrate produced at Mount Milligan Mine of approximately 120,000 tonnes in 2015 and 120,000 tonnes in 2016. During February 2015, TCM entered into a fourth multi-year concentrate sales agreement, pursuant to which TCM agreed to sell to the counterparty approximately 20,000 tonnes of concentrate in each of calendar years 2015 and 2016 and 40,000 tonnes of concentrate in 2017 and 2018. Pricing under these concentrate sales agreements will be determined by reference to specified published reference prices during the applicable quotation periods. Payment for the concentrate will be based on the price for the agreed copper and gold content of the parcels delivered, less smelting and refining charges and certain other deductions, if applicable. The copper smelting and refining charges will be negotiated in good faith and agreed by the parties for each contract year based on terms generally acknowledged as industry benchmark terms. The gold refining charges are as specified in the agreements. Remaining concentrate produced at Mount Milligan Mine will be sold under short-term contracts or on a spot basis.
Molybdenum Purchases
In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of December 31, 2014, TCM had commitments to purchase approximately 14.8 million pounds of molybdenum as unroasted molybdenum concentrate from 2015 to 2017 primarily priced at the time of purchase at a set discount to the market price for roasted molybdenum concentrate.
Molybdenum Sales
In the normal course of operations, TCM enters into certain molybdenum sales contracts pursuant to which it sells future production at fixed prices. As of December 31, 2014, TCM had commitments to sell approximately 600 thousand pounds of molybdenum oxide in 2015 at an average price of $12.05 per pound.
Capital Purchase Commitments
As of December 31, 2014, TCM had open capital purchase commitments of $0.5 million related to the Mount Milligan Mine.
17. Exploration

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

17. Exploration (Continued)

The following table summarizes TCM's exploration expenses by project or property:

	Years Ended December 31,
	2014	2013	2012
Berg Property	$0.2	$0.6	$1.1
TC Mine	0.1	0.1	0.2
Endako Mine	—	—	0.3
Mount Milligan Mine	0.3	0.1	0.1
Davidson Property	—	0.6	0.5
Maze Lake	0.3	—	—
	$0.9	$1.4	$2.2
18. Income and Mining Tax Expense (Benefit)
(Loss) income from continuing operations before income taxes consisted of the following for the periods presented:

	Years Ended December 31,
	2014	2013	2012
Canada	$(248.3)	$(249.0)	$(630.7)
United States	102.4	(29.4)	(26.7)
	$(145.9)	$(278.4)	$(657.4)

Below is a tabular disclosure of tax expense by jurisdiction for the three years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Current
Canada	$3.2	$0.6	$(6.4)
United States	12.2	13.3	1.0
	$15.4	$13.9	$(5.4)
Deferred
Canada	$(36.0)	$(32.7)	$(99.0)
United States	(1.1)	(44.6)	(6.7)
	(37.1)	(77.3)	(105.7)
Total tax (benefit) expense	$(21.7)	$(63.4)	$(111.1)
Income and mining taxes differ from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. The differences resulted from the following items:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

18. Income and Mining Tax Expense (Benefit) (Continued)

	Years Ended December 31,
	2014	2013	2012
(Loss) income before income and mining taxes	$(145.9)	$(278.4)	$(657.4)
Combined Canadian federal and provincial income tax rates	26.0%	25.8%	25.0%
Income taxes based on above rates	(37.9)	(71.8)	(164.4)
Increase (decrease) to income taxes due to:
Unrealized (gain) loss on warrants	—	—	(0.4)
Difference in foreign statutory tax rates	10.5	(3.2)	(3.2)
Provincial and state mining and franchise taxes	(0.5)	(5.6)	(20.6)
Change in tax positions	(7.4)	—	—
Non-deductible expenses	4.8	3.9	1.6
Non-taxable income	(6.4)	(4.6)	(0.2)
Asset impairments and other charges	—	—	16.7
Tax credits	—	0.3	(0.5)
Foreign tax differences	(10.2)	(10.2)	(10.3)
Depletion allowance	(16.1)	(19.1)	(9.4)
Domestic production allowance	(1.2)	(0.1)	—
Unrealized foreign exchange gain on translation of investments	3.3	2.4	(0.8)
Change in valuation allowance	39.0	40.8	84.1
Impact of change in tax on future income and mining taxes	—	2.1	(0.8)
Foreign exchange on deferred remeasurement	(1.1)	0.5	—
Out-of-period adjustment	—	—	(1.8)
Equity based compensation	1.2	1.3	—
Other	0.3	(0.1)	(1.1)
Income and mining tax (benefit) expense	$(21.7)	$(63.4)	$(111.1)
Net Deferred Tax Assets (Liabilities)
Deferred tax assets and liabilities arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

18. Income and Mining Tax Expense (Benefit) (Continued)

	December 31,
	2014	2013
Deferred tax assets:
Working capital	$5.4	$2.4
Tax losses and credits carried forward	157.5	192.7
Property, plant, equipment and development	288.2	255.5
Asset retirement obligations	4.0	3.5
Deferred compensation	1.8	3.1
Gold Stream deferred revenue	37.4	12.3
Unrealized foreign exchange losses	25.6	11.7
Other deductible temporary differences	4.1	7.0
Deferred tax assets	524.0	488.2
Valuation allowances	(279.4)	(246.5)
Net deferred tax assets, net of valuation allowance	$244.6	$241.7
Deferred tax liabilities:
Inventory	$(16.6)	$(17.1)
Other taxable temporary differences-current	(0.7)	(1.0)
Property, plant, equipment and development	(204.5)	(233.9)
Unrealized foreign exchange gains	(11.4)	(3.0)
Other taxable temporary differences-non-current	(0.2)	(0.3)
Total deferred tax liabilities	(233.4)	(255.3)
Net deferred tax assets (liabilities)	$11.2	$(13.6)
In connection with the preparation of TCM’s consolidated financial statements for the year ended December 31, 2014, TCM determined a change in the presentation of certain deferred income tax liabilities was necessary to conform to the guidance outlined in ASC 740. This guidance states that for balance sheet presentation, net deferred income tax assets and liabilities, current and long term, should be reported as a single amount for each tax-paying component of TCM and within a particular tax jurisdiction. In the prior year, TCM netted assets and liabilities across multiple jurisdictions. The revised change in presentation to appropriately net these balances for 2013 is detailed below and relates primarily to the construction of Mount Milligan Mine. Due to balances in the current year, the prior period balances were reclassified on the Consolidated Balance Sheet for comparability.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

18. Income and Mining Tax Expense (Benefit) (Continued)

(US$ in millions)	As Previously Reported	Adjustment	As Revised
Year Ended December 31, 2013
Assets
Deferred income tax assets	$—	$2.8	$2.8
Current Assets	$496.0	$2.8	$498.8
Deferred income tax assets	$14.2	$120.4	$134.6
Total Assets	$3,085.5	$123.2	$3,208.7

Liabilities
Deferred income tax liabilities	$14.4	$2.8	$17.2
Current liabilities	$180.6	$2.8	$183.4
Deferred income tax liabilities	$13.4	$120.4	$133.8
Total liabilities	$1,979.3	$123.2	$2,102.5
Total liabilities and equity	$3,085.5	$123.2	$3,208.7
At December 31, 2014, TCM had $232.1 million in loss and $101.8 million in credit carry-forwards available for tax purposes. The loss and credit carry-forwards per the income tax returns filed, due to uncertain tax benefits, are larger than the carry-forward benefits for which a deferred tax asset is recognized for financial statement purposes. While an insignificant portion of TCM's losses expire beyond 2015, substantially all of the carry-forwards expire beyond 2025.
A valuation allowance is recorded on some of the benefits associated with tax losses, credits and unrealized foreign exchange losses. Some of TCM's capital expenditures, primarily at Endako Mine and TC Mine, have a recorded valuation allowance as it is not more likely than not that the benefit related to the specific deferred tax assets will be realized based on the available sources of taxable income.
TCM intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, US and non-US income and withholding taxes for which deferred taxes might otherwise be required have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary's net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $1,233.5 million and $1,232.4 million as of December 31, 2014 and 2013, respectively. The additional US and non-US income and withholding tax that would arise on reversal of the temporary differences could be offset, in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred.
Income Tax Uncertainties
A summary of the activities associated with TCM's uncertainty in income taxes reserve for unrecognized tax benefits were as follows:

Unrecognized Tax Benefits
Balance as of January 1, 2014	$—
Additions for tax positions of prior years	3.1
Reductions for tax positions of prior years:
Settlements	—
Lapse of statute of limitations	—
Balance as of December 31, 2014	$3.1

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

18. Income and Mining Tax Expense (Benefit) (Continued)

Included in the balanced of unrecognized tax benefits at December 31, 2014 are potential benefits of $2.0 million that, if recognized, would affect the effective tax rate on income from continuing operations.
TCM recognizes interest and penalties related to unrecognized tax benefits in operating expenses. During the years ended December 31, 2014 and 2013, TCM did not recognize any interest and penalties related to uncertain tax positions.
TCM or one of its subsidiaries files income tax returns in the Canadian federal jurisdiction, US federal jurisdiction and various state and provincial jurisdictions. The tax years for TCM and its significant subsidiaries that remain subject to examination were as follows:

Jurisdiction	Years Under Examination	Additional Open Years
US Federal	2011	2012-2013
Canada Federal	2011-2012	2007-2010, 2013
British Columbia	2007-2009	2010-2013
Colorado	—	2009-2013
Idaho	—	2011-2013
Pennsylvania	—	2011-2013
Utah	—	2011-2013
19. Net Income (Loss) per Share
The following is a reconciliation of net income (loss) and weighted-average common shares outstanding for purposes of calculating diluted net income (loss) per share for the three year period ended December 31, 2014:

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$(124.2)	$(215.0)	$(546.3)
Basic weighted-average number of shares outstanding	193.7	171.1	168.4
Effect of dilutive securities
Common stock purchase warrants	—	—	—
Share-based awards	—	—	—
tMEDS	—	—	—
Diluted weighted-average number of shares outstanding	193.7	171.1	168.4
Net income (loss) per share
Basic	$(0.64)	$(1.26)	$(3.24)
Diluted	$(0.64)	$(1.26)	$(3.24)
For the year ended December 31, 2014, approximately 1.3 million stock options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the price of the common stock. For the year ended December 31, 2014, 1.9 million PSUs were excluded from the computation of diluted weighted-average shares because the underlying market and performance metrics had not been met. For the year ended December 31, 2014, 1.5 million RSUs were excluded from the computation of diluted weighted-average shares as the effect would have been anti-dilutive under the treasury stock method. For the year ended December 31, 2014, the assumed issuance of 26.3 million shares upon the conversion of the stock purchase contract component of the remaining outstanding tMEDS units was considered in the calculation of diluted weighted-average shares; however due to the net loss position of TCM for the year ended December 31, 2014, such assumed issuance has not been reflected above as the effect would be anti-dilutive.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

19. Net Income (Loss) per Share (Continued)

For the year ended December 31, 2013, TCM was in a net loss position, and approximately 2.1 million stock options, 1.2 million PSUs, 1.3 million RSUs and 44.9 million shares for the settlement of the tMEDS purchase contracts were excluded from the computation of diluted weighted-average shares.
For the year ended December 31, 2012, TCM was in a net loss position, and approximately 2.3 million stock options, 0.5 million RSUs and 47.4 million shares for the settlement of tMEDS purchase contracts were excluded from the computation of diluted weighted-average shares.
20. Transactions with our Endako Mine Joint Venture Partner
Total sales by TCM to Sojitz, TCM's Endako Mine joint venture partner, were $107.2 million, $80.3 million and $90.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. This represented 13.3%, 18.5% and 22.6% of TCM's total revenues for these respective years.
For the years ended December 31, 2014, 2013 and 2012, TCM recorded management fee income of $0.4 million, $0.3 million and $0.3 million, and selling and marketing costs of $0.8 million, $0.5 million and $0.6 million, respectively, from Sojitz.
At December 31, 2014 and 2013, TCM's related accounts receivable owing from Sojitz were $4.1 million and $6.3 million, respectively.
21. Supplementary Cash Flow Information

	Years Ended December 31,
	2014	2013	2012
Change in current assets and current liabilities:
Accounts receivable	$11.0	$4.8	$20.5
Product inventory	(3.8)	(54.5)	(77.8)
Materials and supplies inventory	0.6	(27.4)	(11.6)
Prepaid expenses and other current assets	6.5	(6.1)	(2.2)
Income and mining taxes receivable	3.8	11.2	(6.7)
Accounts payable and accrued liabilities	(4.6)	30.6	2.5
Income and mining taxes payable	(2.6)	(1.2)	—
	$10.9	$(42.6)	$(75.3)
Cash interest paid (1)	$91.3	$81.8	$41.3
Income and mining taxes paid, net of refunds (2)	$10.4	$2.5	$2.9
(1) For the years ended December 31, 2014, 2013 and 2012, cash interest paid of $9.1 million, $74.7 million, and $40.7 million, respectively, had been previously capitalized related to TCM's debt, as described in Note 9.
(2) For the years ended December 31, 2014, 2013 and 2012, TCM received $4.1 million, $7.5 million and $9.0 million, respectively, in refunds of US and Canadian income taxes related to prior year tax returns.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
21. Supplementary Cash Flow Information (Continued)

Non-cash Investing and Financing Activities

	Years Ended December 31,
	2014	2013	2012
Investing activities
Other investing adjustments (1)	$—	$6.5	$4.8
Acquisition of property, plant and equipment under the Equipment Facility (see Note 8) (2)	$—	$3.9	$23.7
Financing activities
Settlement of tMEDS	$(9.3)	$—	$—
Capitalized debt costs (3)	$—	$0.6	$5.1
Long-term lease obligations (2)	$—	$(3.5)	$(20.4)
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
TCM manages its credit risk from its accounts receivable through its collection activities. As of December 31, 2014, TCM had five customers who owed TCM more than $3.0 million and accounted for approximately 52.6% of total accounts and other receivables outstanding. Another five customers had balances greater than $1.0 million but less than $3.0 million that accounted for approximately 20.1% of total accounts and other receivables. As of December 31, 2014, all of these customers were compliant with credit terms and scheduled payment dates.
TCM's maximum counterparty and credit risk exposure is the carrying value of its cash and cash equivalents and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities and fixed-rate debt, excluding the 2017 Notes, 2018 Notes, 2019 Notes and tMEDS, as discussed in Note 7, approximate fair value as of December 31, 2014.
23. Segment Information
TCM has three reportable segments, based on products and geography: Copper-Gold, US Operations Molybdenum and Canadian Operations Molybdenum. The Copper-Gold segment includes all expenditures, including all mining, milling, mine site administration, transportation, shipping, concentrate selling and refining costs, and sale of concentrate from Mount Milligan Mine. The US Operations Molybdenum segment includes all mining, milling, mine site administration, transportation, roasting (at the Langeloth Facility) and sale of molybdenum products from TC Mine, as well as all roasting and sales of third-party purchased material from the Langeloth Facility. The Canadian Operations Molybdenum segment includes all mining, milling, mine site administration, transportation, roasting (at the Langeloth Facility) and sale of molybdenum products from the 75% owned Endako Mine. The Inter-segment represents the elimination of management fee income, revenue and cost of sales of product transported from the Canadian Operations to the US Operations for processing.
TCM's chief operating decision makers (President and CEO) evaluates segment performance based on segment revenue less costs and expenses. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

23. Segment Information (Continued)

administrative, exploration and interest income and expense items to its reporting segments, unless such expenditures are directly related to segment operations. Gains and losses on foreign exchange are calculated on transactions denominated in a different currency than the segment's functional currency; the Copper-Gold segment's unrealized foreign exchange balance is primarily comprised of its intercompany notes.
Segment information for the three years ended December 31, 2014, 2013 and 2012 was as follows:
For the year ended December 31, 2014:

	Copper-Gold	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment/Corporate	Total
Revenues
Copper sales	$178.4	$—	$—	$—	$178.4
Gold sales	172.3	—	—	—	172.3
Molybdenum sales	—	327.4	119.0	(5.2)	441.2
Tolling, calcining and other	—	20.1	—	(5.3)	14.8
	350.7	347.5	119.0	(10.5)	806.7
Cost and expenses
Operating expenses	201.3	218.9	114.0	(10.4)	523.8
Depreciation, depletion and amortization	69.6	12.9	15.5	—	98.0
Cost of sales	270.9	231.8	129.5	(10.4)	621.8
Selling and marketing	6.1	6.1	3.4	(1.5)	14.1
Accretion expense	0.3	1.5	1.8	—	3.6
Asset impairments	—	3.3	76.2	—	79.5
	277.3	242.7	210.9	(11.9)	719.0
Segment revenues less costs and expenses	73.4	104.8	(91.9)	1.4	87.7
Other segment expenses (income)
(Gain) loss on foreign exchange	15.6	—	(2.1)	—	13.5
Segment income (loss) before income and mining taxes	$57.8	$104.8	$(89.8)	$1.4	$74.2

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

23. Segment Information (Continued)

For the year ended December 31, 2013:

	Copper-Gold	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment/Corporate	Total
Revenues
Copper sales	$8.7	$—	$—	$—	$8.7
Gold sales	5.6	—	—	—	5.6
Molybdenum sales	—	319.4	81.9	(0.5)	400.8
Tolling, calcining and other	—	23.6	—	(4.3)	19.3
	14.3	343.0	81.9	(4.8)	434.4
Cost and expenses
Operating expenses (1)	43.6	198.8	90.5	(4.7)	328.2
Depreciation, depletion and amortization (1)	0.1	33.8	16.6	—	50.5
Cost of sales	43.7	232.6	107.1	(4.7)	378.7
Selling and marketing	0.8	7.0	2.7	(1.2)	9.3
Accretion expense	0.3	1.2	0.9	—	2.4
Asset impairments	—	129.4	64.7	—	194.1
	44.8	370.2	175.4	(5.9)	584.5
Segment revenues less costs and expenses	(30.5)	(27.2)	(93.5)	1.1	(150.1)
Other segment expenses (income)
Start-up costs	10.2	—	0.1	—	10.3
(Gain) loss on foreign exchange	12.7	0.4	0.3	—	13.4
Segment income (loss) before income and mining taxes	$(53.4)	$(27.6)	$(93.9)	$1.1	$(173.8)
(1) Certain prior year reclassifications were made to conform with current year presentation. This resulted in an increase in operating expenses and a decrease in depreciation, depletion and amortization of $9.3 million.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

23. Segment Information (Continued)

For the year ended December 31, 2012:

	Copper-Gold (Development)	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment/Corporate	Total
Revenues
Molybdenum sales	$—	$302.0	$86.5	$(1.7)	$386.8
Tolling, calcining and other	—	14.7	(0.1)	—	14.6
	—	316.7	86.4	(1.7)	401.4
Cost and expenses
Operating expenses	—	273.1	103.1	(1.7)	374.5
Depreciation, depletion and amortization	—	19.7	42.6	—	62.3
Cost of sales	—	292.8	145.7	(1.7)	436.8
Selling and marketing	—	6.2	3.0	(1.2)	8.0
Accretion expense	0.2	1.5	0.6	—	2.3
Asset impairments	—	—	530.5	—	530.5
	0.2	300.5	679.8	(2.9)	977.6
Segment revenues less costs and expenses	(0.2)	16.2	(593.4)	1.2	(576.2)
Other segment expenses (income)
Goodwill impairment	—	47.0	—	—	47.0
Start-up costs	—	—	5.5	—	5.5
(Gain) loss on foreign exchange	(3.1)	(0.8)	(1.7)	—	(5.6)
Segment income (loss) before income and mining taxes	$2.9	$(30.0)	$(597.2)	$1.2	$(623.1)
Reconciliation of Segment Income to Net Income (Loss)

	Years Ended December 31,
	2014	2013	2012
Segment income (loss)	$74.2	$(173.8)	$(623.1)
Other (income) expense
Exploration properties impairment	25.3	—	—
Land write down	—	0.8	—
Change in fair value of common stock purchase warrants	—	—	(1.8)
General and administrative	23.5	21.6	27.6
Exploration	0.9	1.4	2.2
Interest expense (income), net	91.9	23.1	11.7
(Gain) loss on foreign exchange	86.3	57.4	(6.6)
Corporate depreciation	1.9	1.4	1.7
(Gain) loss from debt extinguishment	(1.6)	—	—
Other	(8.1)	(1.1)	(0.5)
Income (loss) before income and mining taxes	(145.9)	(278.4)	(657.4)
Income and mining tax (benefit) expense	(21.7)	(63.4)	(111.1)
Net income (loss)	$(124.2)	$(215.0)	$(546.3)

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)

23. Segment Information (Continued)

Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, was as follows:

As of December 31, 2014	Copper-Gold	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment/Corporate	Total
Capital expenditures (1)	$77.0	$4.0	$1.1	$—	$82.1
Property, plant, equipment and development (3)	$2,075.3	$114.4	$27.5	$1.1	$2,218.3
Assets	$2,304.1	$444.3	$77.6	$20.3	$2,846.3
Liabilities	$912.0	$33.8	$30.5	$982.5	$1,958.8

As of December 31, 2013	Copper-Gold	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment/Corporate	Total
Capital expenditures (2)	$419.1	$5.3	$4.3	$0.2	$428.9
Property, plant, equipment and development (3)	$2,290.4	$129.2	$115.6	$2.8	$2,538.0
Assets	$2,526.1	$395.1	$170.9	$116.6	$3,208.7
Liabilities	$975.0	$49.5	$30.9	$1,047.1	$2,102.5

(1) Capital expenditures were for the year ended December 31, 2014. Copper-Gold capital expenditures included $29.8 million in permanent operations residence capital expenditure, $30.9 million in operations capital expenditure and $16.3 million in project capital expenditure at Mount Milligan Mine. Total cash capital expenditures during 2014 included $21.0 million in payments of amounts accrued at December 31, 2013.

(2) Capital expenditures were for the year ended December 31, 2013. Copper-Gold capital expenditures included $18.1 million in permanent operations residence capital expenditure and $12.0 million in operations capital expenditure at Mount Milligan Mine. Excluded $2.3 million of deposits made to one vendor, which occurred in the first quarter of 2013.

(3) Included exploration properties.

Revenues by geographic region are as follows:

	For the Years Ended December 31,
	2014		2013		2012
	$	%	$	%	$	%
North America	$260.3	32.3%	$231.9	53.4%	$212.6	53.0%
Japan	131.9	16.4%	66.7	15.4%	79.1	19.7%
Europe	48.2	6.0%	69.8	16.1%	54.5	13.6%
India	13.9	1.7%	27.1	6.2%	19.5	4.9%
Korea	290.1	36.0%	10.9	2.5%	11.4	2.8%
Brazil	12.6	1.6%	15.6	3.6%	10.5	2.6%
Philippines	28.8	3.6%	—	—%	—	—%
China	1.1	0.1%	—	—%	—	—%
Other	19.8	2.3%	12.4	2.8%	13.8	3.4%
Total revenues	$806.7	100.0%	$434.4	100.0%	$401.4	100.0%
Revenues for geographic areas are classified based on the customer location.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2014, 2013 and 2012
(US dollars in millions, except per share amounts)
24. Summary of Quarterly Financial Data (Unaudited) (Continued)

24. Summary of Quarterly Financial Data (Unaudited)
The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2014, 2013 and 2012:

For the Year December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$161.0	$248.4	$229.3	$168.0
Net income (loss)	$(39.1)	$61.6	$(11.1)	$(135.6)
Basic net income (loss) per share	$(0.23)	$0.35	$(0.05)	$(0.63)
Diluted net income (loss) per share	$(0.23)	$0.28	$(0.05)	$(0.63)

For the Year December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$108.7	$117.8	$90.8	$117.1
Net income (loss)	$0.9	$(19.2)	$13.8	$(210.5)
Basic net income (loss) per share	$0.01	$(0.11)	$0.08	$(1.24)
Diluted net income (loss) per share	$—	$(0.11)	$0.06	$(1.24)

For the Year December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$113.6	$113.5	$74.9	$99.4
Net income (loss)	$1.1	$(14.8)	$(48.2)	$(484.4)
Basic net income (loss) per share	$0.01	$(0.09)	$(0.29)	$(2.87)
Diluted net income (loss) per share	$0.01	$(0.09)	$(0.29)	$(2.87)
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

Pursuant to the indentures governing the 2017 Notes, 2018 Notes and 2019 Notes, a guarantor may be released from its guarantee obligations only under certain customary circumstances specified in the indentures, namely upon (1) the sale or other disposition (including by way of merger, amalgamation or consolidation) of such guarantor, (2) the designation of such guarantor as an unrestricted subsidiary in accordance with the terms of the indentures, (3) upon a legal defeasance or covenant defeasance or (4) upon the full satisfaction of TCM's obligations under the respective indenture.
26. Subsequent Events
During February 2015, TCM entered into a fourth multi-year concentrate sales agreement, pursuant to which TCM agreed to sell to the counterparty approximately 20,000 tonnes of concentrate in each of calendar years 2015 and 2016 and 40,000 tonnes of concentrate in 2017 and 2018.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
TCM's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to TCM's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM's disclosure controls and procedures are effective as of December 31, 2014.
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
Management assessed the effectiveness of TCM’s internal control over financial reporting as of December 31, 2014 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992) (“Framework”). Based on this assessment, management concluded that as of December 31, 2014, TCM’s internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, other than the remediation of the material weakness described below that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Remediation of Previously Reported Material Weakness
As previously disclosed in the Form 10-K for the year ended December 31, 2013, management had concluded there was a material weakness in internal controls over financial reporting related to financial information sourced from its Mount Milligan site.

Remediation actions previously disclosed within “Item 4. Controls and Procedures” section of the Form 10-Q during the first three quarters of 2014, were fully implemented and executed through year end. As of December 31, 2014, the Company has completed the documentation and testing of the design and effectiveness of the corrective actions taken; and therefore, management concluded that, as of December 31, 2014 the material weakness related to its Mount Milligan Mine site was remediated.

TCM's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of TCM's internal control over financial reporting. This report appears below.
In connection with the preparation of this annual report on Form 10-K, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in, Internal Control-Integrated Framework (1992), established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company plans to adopt the updated Internal Control - Integrated Framework (2013), established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and effective as of December 15, 2014 during its evaluation of internal control over financial reporting for the year ending December 31, 2015.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Thompson Creek Metals Company Inc.:

We have audited Thompson Creek Metals Company Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Thompson Creek Metals Company Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Thompson Creek Metals Company Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thompson Creek Metals Company Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 19, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Denver, Colorado
February 19, 2015
ITEM 9B.   OTHER INFORMATION
Copper Concentrate Sales Agreement with Pan Pacific Copper Co. Ltd.
 On February 16, 2015, Terrane Metals Corp., one of our wholly-owned subsidiaries, entered into a Copper Concentrate Sales Agreement (the “Agreement”) with Pan Pacific Copper Co. Ltd. (“Pan Pacific”), effective as of October 15, 2014, whereby we have agreed to sell to Pan Pacific copper-gold-silver concentrate produced at Mount Milligan Mine.
 The Agreement remains in full force and effect until all financial obligations of the parties under the Agreement have been fulfilled. Pursuant to the Agreement, the approximate annual quantities of concentrate to be purchased by Pan Pacific are 20,000 dry metric tons ("DMT") in each of calendar years 2015 and 2016 and 40,000 DMT in each of calendar years 2017 and 2018.
 Payment for the concentrate will be based on the agreed copper, gold and silver content of the parcels delivered to Pan Pacific pursuant to the terms of the Agreement, less certain refining charges and certain other deductions, if applicable. Pricing will be determined by reference to specified published reference prices during the applicable quotation periods set forth in the

Agreement. The copper smelting and refining charges will be negotiated in good faith and agreed by the parties for each contract year based on terms generally acknowledged as industry benchmark terms. The gold and silver refining charges are as specified in the Agreement.
 Pan Pacific will make a 90% provisional payment for concentrate no later than three business days after arrival of the concentrate at the discharge port against presentation by Seller of certain shipping documents. The provisional payment will be based on the Company’s weights and assays, and on metals pricing, at the time of shipment. Final settlement will be made within five business days after Pan Pacific receives final invoice from the Company after all final prices and weights and assays have been determined in accordance with the Agreement.
 The foregoing description of the Agreement is qualified in its entirety by reference to the Agreement. The Company plans to file the Agreement as an exhibit to its next periodic report and plans to seek confidential treatment of certain terms in the Agreement at such time.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our definitive proxy statement for the 2015 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2014.
ITEM 11.   EXECUTIVE COMPENSATION
Incorporated by reference from our definitive proxy statement for the 2015 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2014.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our definitive proxy statement for the 2015 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2014, with the exception of those items listed below.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth certain information as of December 31, 2014 with respect to shares of common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(4)	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders (1)(2)	4,161,346	$4.51	10,992,622
Equity compensation plans not approved by stockholders (3)	600,000	2.87	—
Total	4,761,346	$4.04	10,992,622
_______________________________________________________________________________

(1)
Included in this category are the following equity compensation plans, which have been approved by the Company’s shareholders: Amended and Restated 2010 Long-Term Incentive Plan (the "LTIP") and Amended and Restated 2010 Employee Stock Purchase Plan (the "ESPP").

(2)
Included 3,375,140 shares subject to restricted stock units ("RSUs") or performance share units ("PSUs") that entitle each holder thereof to one share of common stock for each unit that vests over the holder's period of continued service and/or the satisfaction or attainment of specified performance criteria.

(3)
Included in this category is a one-time inducement award granted to our Chief Executive Officer in connection with his commencement of employment with us comprised of stock options to purchase 400,000 shares of our common stock and 300,000 restricted share units, of which 100,000 restricted share units had vested as of December 31, 2014, each vesting in three equal annual installments beginning on the first anniversary of the date of grant.

(4)
Calculated without taking into account 3,375,140 shares of common stock subject to outstanding RSUs and PSUs that will become issuable following the vesting of those units and awards, without any cash consideration or other payment required for those shares. Beginning in 2011, the majority of option, warrants and rights grants have a strike price denominated in US dollars and, as such, those with a Canadian dollar strike price have been converted to US dollars for disclosure purposes using the exchange rates on the respective date of grant.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the registrant's definitive proxy statement for the 2015 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2014.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the registrant's definitive proxy statement for the 2015 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2014.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:
1. Financial Statements
The following financial statements of TCM and its subsidiaries are included at the indicated pages of the document as stated below:

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

2. Exhibits:

Exhibit Number	Description
3.1	Notice of Articles, dated October 21, 2013 (incorporated by reference to Exhibit 4.1 to TCM's Registration Statement on Form S-8 filed with the SEC on November 22, 2013).
3.2	Certificate of Continuation, dated July 29, 2008 (incorporated by reference to Exhibit 3.1 to TCM's Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on March 1, 2010).
3.3	Restated Articles of Continuance, effective May 14, 2014 (incorporated by reference to Exhibit 3.1 to TCM's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).
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

*4.9	Intercreditor Agreement, dated November 27, 2012, among Valiant Trust Company, as Senior Debt Representative, RGLD Gold AG, and Terrane Metals Corp.
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

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Exhibit Number	Description
*10.5	Second Amendment to Amended and Restated Purchase Agreement, dated December 11, 2014, among TCM, Terrane Metals Corp., Royal Gold, Inc. and RGLD Gold AG.
**10.6
Amended and Restated Master Funding and Lease Agreement, dated December 9, 2011, among TCM, Terrane and Caterpillar Financial Services Limited (incorporated by reference to Exhibit 10.9 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

10.7
Amending Agreement, dated March 6, 2012, among Caterpillar Financing Services Limited, TCM and Terrane Metals Corp. (incorporated by reference to Exhibit 10.6 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

10.8
Amending Agreement, dated August 24, 2012, among Caterpillar Financial Services Limited, TCM and Terrane Metals Corp. (incorporated by reference to Exhibit 10.7 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

10.9
Amending Agreement, dated November 12, 2012, among Caterpillar Financial Services Limited, TCM and Terrane Metals Corp. (incorporated by reference to Exhibit 10.8 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

*10.10	Amending Agreement, dated January 15, 2015, among Caterpillar Financial Services Limited, TCM and Terrane Metals Corp.
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

**10.16
Copper Concentrate Sales Agreement, dated June 29, 2012, among TCM, Terrane Metals Corp. and Louis Dreyfus Commodities Metals Suisse SA (incorporated by reference to Exhibit 10.2 to TCM's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

**10.17
Copper Concentrate Sales Agreement, dated August 13, 2012, among TCM, Terrane Metals Corp. and Glencore Ltd. (incorporated by reference to Exhibit 10.1 to TCM's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.18
Amendment No. 1 to Copper Concentrate Sales Agreement, dated July 10, 2013, among Terrane Metals Corp., TCM and Glencore Ltd. (incorporated by reference to Exhibit 10.1 to TCM's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013).

10.19
Option Agreement, dated July 16, 1986, between Richard Haslinger and Lincoln Resources Inc. (incorporated by reference to Exhibit 10.16 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

10.20
Amendment to the Option Agreement, dated 1987, between Richard Haslinger and Lincoln Resources Inc. (incorporated by reference to Exhibit 10.17 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Exhibit Number	Description
†10.21
Employment Agreement, dated August 1, 2013, between Thompson Creek Metals Company USA ("Thompson Creek USA") and Jacques Perron (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on August 8, 2013).

†10.22
Amended and Restated Employment Agreement, dated December 28, 2009, between Thompson Creek USA and Pamela L. Saxton (incorporated by reference to Exhibit 10.4 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

†10.23
Amendment to Employment Agreement, dated September 27, 2010, between Thompson Creek USA and Pamela L. Saxton (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).

†10.24
Amendment No. 2 to Employment Agreement, dated February 23, 2011, between Thompson Creek USA and Pamela L. Saxton (incorporated by reference to Exhibit 10.17 to TCM's Annual Report on Form 10-K filed with the SEC on February 24, 2011).

†10.25
Amended and Restated Employment Agreement, dated May 23, 2011, between Thompson Creek USA and S. Scott Shellhaas (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on May 24, 2011).

†10.26
Amended and Restated Employment Agreement between Thompson Creek USA and Mark A. Wilson dated December 30, 2009 (incorporated by reference to Exhibit 10.5 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

†10.27
Amendment to Employment Agreement between Thompson Creek USA and Mark A. Wilson dated September 27, 2010 (incorporated by reference to Exhibit 10.4 to TCM's Current Report on Form 8-K filed with the SEC on September 28, 2010).

†10.28
Amendment No. 2 to Employment Agreement between Thompson Creek USA and Mark A. Wilson dated February 23, 2011 (incorporated by reference to Exhibit 10.23 to TCM's Annual Report on Form 10-K filed with the SEC on February 24, 2011).

†10.29
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

*†10.31	Employment Agreement, dated September 15, 2014, between Thompson Creek USA and Geoffrey Ramey.
†10.32
Thompson Creek Metals Company Inc. Amended Incentive Stock Option Plan (incorporated by reference to Exhibit 99.30 to TCM's Registration Statement on Form 40-F (File No. 001-33783) filed with the SEC on October 30, 2007).

†10.33
Amended and Restated Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on May 13, 2014).
.

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

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

†10.37
Form of Performance Share Unit Award Agreement under the Amended and Restated Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2014 to December 31, 2017 performance period (executive officer) (incorporated by reference to Exhibit 10.5 to TCM's Current Report on Form 8-K filed with the SEC on May 13, 2014).

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

†10.40
Form of Restricted Share Unit Award Agreement under the Amended and Restated Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (executive officer) (incorporated by reference to Exhibit 10.3 to TCM's Current Report on Form 8-K filed with the SEC on May 13, 2014).

†10.41
Form of Amended and Restated Stock Option Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to TCM's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010).

†10.42
Form of Amended and Restated Stock Option Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for grants made to executives on or after February 22, 2013 (incorporated by reference to Exhibit 10.39 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

†10.43
Form of Stock Option Award Agreement under the Amended and Restated Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (executive officer) (incorporated by reference to Exhibit 10.4 to TCM's Current Report on Form 8-K filed with the SEC on May 13, 2014).

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

†10.50
Stock Option Inducement Award Agreement, dated November 22, 2013, between TCM and Jacques Perron (incorporated by reference to Exhibit 10.1 to TCM's Registration Statement on Form S-8 filed with the SEC on November 22, 2013).

†10.51
Restricted Share Unit Inducement Award Agreement, dated November 22, 2013, between TCM and Jacques Perron (incorporated by reference to Exhibit 10.2 to TCM's Registration Statement on Form S-8 filed with the SEC on November 22, 2013).

†10.52
Form of Indemnification Agreement between TCM and each director and executive officer (incorporated by reference to Exhibit 10.40 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

†10.53
Amended and Restated Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on May 13, 2014).

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

†10.54	Non-Employee Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).
†10.55	First Amendment to Non-Employee Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.43 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).
*12.1	Computation of Ratio of Earnings to Fixed Charges
*21.1	Subsidiaries of TCM.
*23.1	Consent of KPMG LLP.
*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This` document is being furnished in accordance with SEC Release No. 33-8328.
*95	Mine Safety Disclosures.
*101
The following materials from the Annual Report on Form 10-K of Thompson Creek Metals Company Inc. for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Littleton, State of Colorado, on February 19, 2015.

THOMPSON CREEK METALS COMPANY INC.

/s/ JACQUES PERRON
Jacques Perron President and Chief Executive Officer

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on February 19, 2015.

Signature	Title

/s/ JACQUES PERRON	President, Chief Executive Officer and Director
Jacques Perron
/s/ TIMOTHY J. HADDON	Chairman of the Board
Timothy J. Haddon
/s/ DENIS C. ARSENAULT	Director
Denis C. Arsenault
/s/ CAROL T. BANDUCCI	Director
Carol T. Banducci
/s/ JAMES L. FREER	Director
James L. Freer
/s/ JAMES P. GEYER	Director
James P. Geyer
/s/ ANNE E. GIARDINI	Director
Anne E. Giardini
/s/ PAMELA L. SAXTON	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pamela L. Saxton