Form 10-Q
period 2015-03-31
Thompson Creek Metals Co Inc.
filed 2015-05-06
CIK 1415020

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
Or
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
As of May 5, 2015, there were 214,767,901 shares of the registrant's common stock, no par value, outstanding.

Thompson Creek Metals Company Inc.

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(US dollars in millions, except share amounts)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$238.2	$265.6
Accounts receivable (Note 2)	41.6	42.0
Accounts receivable-related parties (Note 15)	0.4	4.1
Product inventory (Note 3)	78.5	96.6
Materials and supplies inventory	28.8	30.4
Prepaid expenses and other current assets	6.0	7.7
Income and mining taxes receivable	0.5	0.5
Restricted cash	0.1	1.6
Deferred income tax assets (Note 13)	0.2	0.1
	394.3	448.6
Property, plant, equipment and development, net (Note 4)	2,039.9	2,218.3
Restricted cash	—	5.7
Reclamation deposits	10.3	10.3
Other assets	36.0	35.4
Deferred income tax assets (Note 13)	129.9	128.0
	$2,610.4	$2,846.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$68.0	$93.1
Income, mining and other taxes payable	1.9	1.8
Current portion of Gold Stream deferred revenue (Note 9)	38.2	40.4
Current portion of long-term debt (Notes 8 and 10)	2.7	3.9
Current portion of long-term lease obligations (Note 7)	24.6	22.8
Deferred income tax liabilities (Note 13)	13.4	14.1
Other current liabilities	1.6	0.3
	150.4	176.4
Gold Stream deferred revenue (Note 9)	714.6	721.1
Long-term debt (Notes 8 and 10)	865.1	872.3
Long-term lease obligations (Note 7)	46.4	45.7
Other liabilities	4.8	5.2
Asset retirement obligations	34.6	35.3
Deferred income tax liabilities (Note 13)	89.4	102.8
	1,905.3	1,958.8
Commitments and contingencies (Note 12)
Shareholders' equity
Common stock, no-par, 214,610,568 and 214,148,315 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,187.8	1,186.1
Additional paid-in capital	86.2	86.6
Accumulated deficit	(334.1)	(246.9)
Accumulated other comprehensive income (loss)	(234.8)	(138.3)
	705.1	887.5
	$2,610.4	$2,846.3
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(US dollars in millions, except per share amounts)	2015	2014
REVENUES
Copper sales	$32.2	$29.8
Gold sales	36.0	24.4
Molybdenum sales	42.8	102.9
Tolling, calcining and other	12.0	3.9
Total revenues	123.0	161.0
COSTS AND EXPENSES
Cost of sales
Operating expenses	83.0	113.6
Depreciation, depletion and amortization	20.0	22.6
Total cost of sales	103.0	136.2
Selling and marketing	3.0	4.1
Accretion expense	0.6	0.9
General and administrative	5.6	6.6
Exploration	—	0.1
Costs for idle mining operations	5.6	—
Total costs and expenses	117.8	147.9
OPERATING INCOME (LOSS)	5.2	13.1
OTHER (INCOME) EXPENSE
(Gain) loss on foreign exchange	88.2	46.5
Interest and finance fees	22.6	23.6
(Gain) loss from debt extinguishment	(0.3)	—
Interest (income) expense	(0.1)	(0.1)
Other	(1.3)	(2.8)
Total other (income) expense	109.1	67.2
Income (loss) before income and mining taxes	(103.9)	(54.1)
Total income and mining tax expense (benefit)	(16.7)	(15.0)
NET INCOME (LOSS)	$(87.2)	$(39.1)
COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(96.5)	(45.6)
Total other comprehensive income (loss)	(96.5)	(45.6)
Total comprehensive income (loss)	$(183.7)	$(84.7)

NET INCOME (LOSS) PER SHARE
Basic	$(0.41)	$(0.23)
Diluted	$(0.41)	$(0.23)
Weighted-average number of common shares
Basic	214.4	171.6
Diluted	214.4	171.6
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(US dollars in millions)	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(87.2)	$(39.1)
Items not affecting cash:
Depreciation, depletion and amortization	20.0	22.6
Deferred revenue related to Gold Stream Arrangement	(6.4)	(4.4)
Accretion expense	0.6	0.9
Amortization of finance fees	1.2	1.3
Stock-based compensation	1.3	1.1
Obsolete materials and supplies inventory write downs	—	0.1
Product inventory write downs	5.2	5.5
Deferred income tax benefit	(15.1)	(17.1)
Unrealized gain on financial instruments and mark-to-market adjustments	6.0	(0.4)
Unrealized foreign exchange (gain) loss	86.6	47.6
Debt extinguishment	(0.3)	—
Change in current assets and liabilities (Note 16)	(11.7)	(8.7)
Gold Stream Arrangement net payable	(5.5)	6.8
Cash generated by (used in) operating activities	(5.3)	16.2
INVESTING ACTIVITIES
Capital expenditures	(13.2)	(21.8)
Capitalized interest payments	(0.7)	(6.3)
Disposition of assets	—	0.6
Restricted cash	7.1	—
Reclamation deposit	—	(10.0)
Cash generated by (used in) investing activities	(6.8)	(37.5)
FINANCING ACTIVITIES
Repayments of equipment financings	(6.5)	(5.3)
Repayment of long-term debt	(1.3)	(3.7)
Senior unsecured note repurchase	(6.8)	—
Proceeds (costs) from issuance of common shares, net	0.3	—
Cash generated by (used in) financing activities	(14.3)	(9.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1.0)	(0.9)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27.4)	(31.2)
Cash and cash equivalents, beginning of period	265.6	233.9
Cash and cash equivalents, end of period	$238.2	$202.7
Supplementary cash flow information (Note 16)
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
(US dollars in millions, share data in thousands)	Shares	Amount
Balances at December 31, 2014	214,148	$1,186.1	$86.6	$(246.9)	$(138.3)	$887.5
Amortization of stock-based compensation	—	—	1.2	—	—	1.2
Shares issued under stock-based compensation	463	1.7	(1.6)	—	—	0.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(87.2)	—	(87.2)
Foreign currency translation	—	—	—	—	(96.5)	(96.5)
Total comprehensive income (loss)						$(183.7)
Balances at March 31, 2015	214,611	$1,187.8	$86.2	$(334.1)	$(234.8)	$705.1
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements - Unaudited
(US dollars in millions, except per share amounts)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") have been condensed or omitted. This report should be read in conjunction with the Thompson Creek Metals Company Inc. ("TCM," "Company," "we," "us" or "our") consolidated financial statements and notes contained in its Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K") filed with the Securities and Exchange Commission ("SEC"). The information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other quarter or for the year ending December 31, 2015.
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
Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation. The condensed consolidated financial statements include the accounts of TCM and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Financial amounts are presented in United States ("US") dollars unless otherwise stated. References to C$ are Canadian dollars.
As used herein, "Mount Milligan Mine" refers to TCM's conventional truck-shovel open-pit copper and gold mine and concentrator with a copper-gold flotation processing plant in British Columbia, Canada; "Langeloth Facility" refers to TCM's Langeloth Metallurgical Facility in Pennsylvania, USA; "TC Mine" refers to Thompson Creek Mine, TCM's open-pit molybdenum mine and concentrator in Idaho, USA, and "Endako Mine" refers to the open-pit molybdenum mine, concentrator and roaster in British Columbia, Canada in which TCM owns a 75% joint venture interest. As previously disclosed in TCM's 2014 Form 10-K, TC Mine was placed on care and maintenance effective December 31, 2014 after the processing of stockpiled ore from Phase 7 was completed. TCM is conducting limited stripping at the mine for the next phase of mining (referred to as “Phase 8”) to maintain its options while TCM continues to evaluate alternatives for TC Mine. Additionally, due to adverse conditions in the molybdenum market, Endako Mine was placed on temporary suspension in December 2014. TCM will continue to closely monitor market conditions and re-evaluate the status of the Endako Mine as market conditions warrant. The costs related to the care and maintenance at TC Mine and the temporary suspension costs at the Endako Mine are reflected in costs for idle mining operations in the statement of operations for the first three months of 2015.
2. Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts and are comprised of the following:

	March 31, 2015	December 31, 2014
Receivables
Trade receivables	$37.0	$41.0
Goods and services sales tax refunds	2.4	2.0
Settlement receivables on hedges and other miscellaneous receivables	1.4	2.5
Mark-to-market adjustments relating to provisional invoices for Mount Milligan Mine copper and gold concentrate sales	0.8	(3.5)
	$41.6	$42.0
Related party receivables	$0.4	$4.1
	$42.0	$46.1

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

3. Inventory
The carrying value of product inventory was as follows:

	March 31, 2015	December 31, 2014
Copper and Gold Inventory:
Concentrate	$34.5	$29.4
Stockpiled ore	11.4	8.3
	$45.9	$37.7
Molybdenum Inventory:
Finished product	$24.0	$45.0
Work-in-process	8.2	13.5
Stockpiled ore	0.4	0.4
	$32.6	$58.9
	$78.5	$96.6
During the three months ended March 31, 2015 and March 31, 2014, the carrying value of TCM's molybdenum inventory exceeded the market value, resulting in write downs of $5.6 million and $6.8 million, respectively.

The following table sets forth the inventory write downs in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods presented:

	Three Months Ended
	March 31, 2015	March 31, 2014
US Molybdenum
Operating expense	$3.8	$—
Depreciation, depletion and amortization	0.3	—
Canadian Molybdenum
Operating expense	1.4	5.5
Depreciation, depletion and amortization	0.1	1.3
	$5.6	$6.8

4. Property, Plant, Equipment and Development, Net
Property, plant, equipment and development, net, was comprised of the following:

	March 31, 2015	December 31, 2014
Mining properties and mineral reserves	$694.7	$703.7
Mining and milling equipment and facilities	1,362.4	1,523.4
Processing facilities	171.1	171.1
Construction-in-progress	23.9	23.1
Other	9.9	6.5
	2,262.0	2,427.8
Less: Accumulated depreciation, depletion and amortization	(222.1)	(209.5)
	$2,039.9	$2,218.3
The construction-in-progress balance was $23.9 million and $23.1 million, as of March 31, 2015 and December 31, 2014, respectively, and consists primarily of projects at Mount Milligan Mine.

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
The following table provides details about the fair values of TCM's derivative assets and liabilities:

	Fair Value as of
	March 31, 2015	December 31, 2014
Assets (1)
Commodity contracts	$0.9	$1.8
Provisionally-priced sales	2.1	—
Total	$3.0	$1.8
Liabilities (1)
Forward currency contracts	$0.1	$0.3
Commodity contracts	1.4	—
Total	$1.5	$0.3
_____________________________________________________________________________
(1)TCM's derivative assets are included in prepaid expenses and other current assets, and derivative liabilities are included in other current liabilities. TCM is exposed to credit risk when counterparties with whom it has entered into derivative transactions are unable to satisfy their obligations. To reduce counterparty credit exposure, TCM deals primarily with large, credit-worthy financial institutions and companies and limits credit exposure to each. TCM believes the counterparties to the contracts to be credit-worthy entities and, therefore, TCM believes credit risk of counterparty non-performance is relatively low, and, as such, the fair value of the derivatives has not been adjusted.
The following table sets forth the gains (losses) on derivative instruments for the periods presented:

		Three Months Ended
Derivative Type and Activity	Statement of Operations Classification	March 31, 2015	March 31, 2014
Gold hedges related to Gold Stream Arrangement	Gold sales	$0.7	$0.1
Provisional priced MTM gold sales	Gold sales	$(1.2)	$(0.2)
Provisional priced MTM copper sales	Copper sales	$5.1	$(1.4)
Copper and Gold hedges; other commodity contracts	Other	$1.3	$—
Forward currency contracts	Gain (loss) on foreign exchange, net	$(1.6)	$0.6
Gold Hedges Related to Gold Stream Arrangement and Other Commodity Contracts
TCM must satisfy its obligation under the Gold Stream Arrangement (discussed in Note 9) by delivering gold to Royal Gold after TCM receives cash payment from third-party purchasers, including offtakers and traders, that purchase concentrate from Mount Milligan Mine ("MTM Customers").
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
In addition to the Gold Stream Risk and in connection with the sale of concentrate from Mount Milligan Mine, TCM is exposed to copper and gold price fluctuations between the dates of concentrate shipment, provisional payment and final payment. In order to hedge the price risk for the metals contained in concentrate, TCM has entered into certain forward copper and gold purchase and sale contracts pursuant to which it purchases copper or gold at an average price during a quotational period and sells copper or gold at a spot price. Additionally, TCM has entered into zero cost collars pursuant to which it agrees with a counterparty to a floor and ceiling relative to future prices of gold and copper. If the gold or copper price is below the floor, the counterparty pays TCM the difference between the price and the floor. If the gold or copper price is above the ceiling, TCM pays the counterparty the difference between the ceiling and the price. TCM records its commodity contracts at fair value using a market approach based on observable quoted market prices and contracted prices. These activities are intended to protect against the price risk related to the MTM Customer purchase contracts.
The following table provides details of TCM's commodity contracts as of March 31, 2015:

	Quantity	Sell Price	Buy Price	Maturities Through
Gold Hedge Purchases related to Gold Stream Arrangement (oz)	16,310	TBD	TBD	April 2015 - June 2015
Forward Copper Sales (lb)	1,102,300	$3.05	TBD	April 2015 - May 2015

	Quantity	Put Price	Call Price	Maturities Through
Gold Collars (oz)	21,500	$1,150 - $1,200	$1,237 - $1,360	April 2015 - December 2015
Copper Collars (lb)	19,842,000	$2.00	$2.99	April 2015 - December 2015
Provisionally-Priced Contracts
Certain copper and gold sales contracts provide for provisional pricing. These sales contain an embedded derivative related to the provisional-pricing mechanism, which is bifurcated and accounted for as a derivative. TCM also enters into provisionally-priced molybdenum purchase contracts that also contain an embedded derivative, which is bifurcated and accounted for as a derivative.
TCM determines the fair value of its provisionally-priced contracts using a market approach based upon observable inputs from published market prices and contract terms. Changes to the fair values of the embedded derivatives related to provisionally-priced molybdenum purchases are included in operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as the product is sold.
The following table sets forth TCM's outstanding provisionally-priced contracts as of March 31, 2015:

		Average Price Per Unit
	Open Positions	Contract	Market	Maturities Through
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	20.0	TBD	TBD	July 2015
Gold (ounces)	24,974	TBD	TBD	July 2015
Embedded derivatives in provisional purchase contracts:
Molybdenum (millions of pounds)	1.0	$6.53	TBD	May 2015
Forward Currency Contracts
TCM transacts business in various currencies in the normal course of its operations and for capital expenditures. In addition, although TCM's revenues are denominated in US dollars, TCM has ongoing foreign exchange risk with respect to its Canadian operations. To help mitigate this risk, TCM has entered into foreign currency forward contracts pursuant to which it

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

5. Financial Instruments (Continued)

has agreed to buy Canadian dollars at an agreed-upon rate. TCM records its currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of March 31, 2015, TCM had 18 open foreign currency option contracts.
The following table provides details of TCM's forward currency contracts as of March 31, 2015:

	Notional Amount	Buy Price	Maturities Through
Forward currency contracts	$45,000,000	$1USD/C$1.26	April 2015 - September 2015
Fixed-Priced Contracts
TCM has entered into certain sales contracts pursuant to which it sells future molybdenum production at fixed prices. These fixed prices may be different than the quoted market prices at the date of sale. TCM has elected to treat these contracts as normal purchase and normal sale contracts.
The Gold Stream Arrangement contains an agreement to sell gold at a fixed price, but it does not meet the definition of a derivative instrument. See discussion of the Gold Stream Arrangement in Note 9.
The following table sets forth TCM's outstanding molybdenum fixed-priced sales contracts as of March 31, 2015:

	Quantity (000's lb)	Sell Price	Maturities Through
Molybdenum fixed price sales	529.7	$12.26	November 2015
6. Fair Value Measurement
US GAAP includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). TCM's policy is to recognize transfers into and out of Level 3 as of the actual date of the event or change in circumstances. There were no transfers into or out of Level 1, 2 or 3 during the three months ended March 31, 2015. The following table sets forth a reconciliation of activity related to Level 3 financial liabilities for the three months ended March 31, 2015:

Debt
Balance at January 1, 2015	$0.4
Revaluation of tMEDS	(0.3)
Balance at March 31, 2015	$0.1
The following table sets forth TCM's financial liabilities measured at fair value by level within the fair value hierarchy. As required, liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement, as discussed in Note 2 to the 2014 Form 10-K.

	Fair Value at March 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Senior secured notes	$366.1	$—	$366.1	$—
Senior unsecured notes	416.5	—	416.5	—
tMEDS	0.1	—	—	0.1
	$782.7	$—	$782.6	$0.1

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

For more information regarding the classification and valuation methods used for TCM's Level 2 and 3 financial liabilities, see Note 6 within Item 8 of TCM's 2014 Form 10-K.

As of March 31, 2015, the carrying values of the 9.75% senior secured notes were lower than their fair values of approximately $366.1 million, while the carrying value of the 7.375% senior unsecured notes, the 12.5% senior unsecured notes and tMEDS were higher than their fair values of $260.4 million, $156.1 million and $0.1 million, respectively. TCM determined the fair value of the notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads.
7. Leases
TCM's total capital lease obligations consisted of the following:

	March 31, 2015	December 31, 2014
Equipment Facility capital leases	$26.8	$20.3
Equipment Facility sale leaseback	42.3	45.9
Endako Mine sale leaseback	1.9	2.3
Total lease obligations	71.0	68.5
Less: Current portion	(24.6)	(22.8)
Total long-term lease obligations	$46.4	$45.7
On March 30, 2011, TCM entered into an equipment financing facility, as amended from time to time (the "Equipment Facility"), pursuant to which Caterpillar Financial Services Limited ("Caterpillar") agreed to underwrite up to $132.0 million in mobile fleet equipment financing for Mount Milligan Mine. Each borrowing under the Equipment Facility represents a capital lease and has a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at TCM's option. At the end of each 48 or 60 month lease period, TCM has the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes non-financial covenants, and as of March 31, 2015, TCM was in compliance with these covenants. On January 15, 2015, TCM entered into an amendment with Caterpillar which extends TCM's ability to finance additional equipment under the Equipment Facility through December 2015.
During 2013, TCM entered into a sale-leaseback transaction with Caterpillar with respect to certain Endako Mine equipment, which is separate from the Equipment Facility, described above.
During the three months ended March 31, 2015, TCM entered into two new capital leases with Caterpillar with respect to certain equipment pursuant to the Equipment Facility. The leases resulted in an increase of $8.3 million to TCM's capital lease obligation after upfront payments of $0.9 million. Interest payments are based on a fixed rate of 5.70%.
Interest and debt issuance costs on the equipment financings, as described above, consisted of the following:

	Three Months Ended
	March 31, 2015	March 31, 2014
Interest paid	$0.9	$1.2
Interest and debt issuance costs expensed	$1.1	$1.3

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

8. Debt
TCM's secured and unsecured notes, tMEDS and equipment loans consisted of the following:

	March 31, 2015	December 31, 2014
9.75% Senior secured notes due 2017, net of discount	$348.1	$347.9
7.375% Senior unsecured notes due 2018	334.1	335.8
12.5% Senior unsecured notes due 2019	183.0	188.5
tMEDS	0.6	1.2
Equipment loans	2.0	2.8
Total debt	867.8	876.2
Less: Current portion	(2.7)	(3.9)
Total long-term debt	$865.1	$872.3
Interest paid, capitalized and expensed was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Interest paid	$17.3	$17.6
Interest capitalized	$0.3	$0.9
Interest expensed	$21.5	$21.6

9.75% Senior Secured Notes

The 9.75% senior secured notes (the “2017 Notes”) are guaranteed on a senior basis by substantially all of TCM's subsidiaries and are secured by a first priority lien, subject to permitted liens, on substantially all of TCM's and the guarantors' property and assets. The 2017 Notes mature on December 1, 2017 and accrue interest from November 27, 2012 until maturity at a fixed rate of 9.75% per year. Interest on the 2017 Notes is payable on February 1 and August 1 of each year, commencing February 1, 2013, to the holders of record at the close of business on the January 15 and July 15 prior to each interest payment date. The 2017 Notes are presented net of a discount of $1.9 million and $2.1 million, respectively, as of March 31, 2015 and December 31, 2014. There are no maintenance covenants with respect to TCM's financial performance. However, the indenture contains certain transaction-based restrictive covenants. For more information regarding the 2017 Notes, see Note 9 within Item 8 of TCM's 2014 Form 10-K.

12.5% Senior Unsecured Notes

The 12.5% senior unsecured notes (the “2019 Notes”) are guaranteed on a senior basis by substantially all of TCM's subsidiaries. The 2019 Notes mature on May 1, 2019 and accrue interest from May 11, 2012 until maturity at a fixed rate of 12.5% per year. Interest on the 2019 Notes is payable on May 1 and November 1 of each year, commencing November 1, 2012, to the holders of record at the close of business on the April 15 and October 15 prior to each interest payment date. There are no maintenance covenants with respect to TCM's financial performance. However, the indenture contains certain transaction-based restrictive covenants. For more information regarding the 2019 Notes, see Note 9 within Item 8 of TCM's 2014 Form 10-K.

In the first quarter of 2015, TCM repurchased $5.5 million of the 2019 Notes in open-market transactions and recorded an insignificant debt extinguishment loss and reduced $0.1 million of the related unamortized debt issuance costs.
7.375% Senior Unsecured Notes
The 7.375% senior unsecured notes (the "2018 Notes") are guaranteed on a senior basis by substantially all of TCM's subsidiaries. The 2018 Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year. Interest is payable on June 1 and December 1 of each year, and the first interest payment occurred on

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

8. Debt (Continued)

December 1, 2011. Interest is payable to the holders of record at the close of business on the May 15 and November 15 prior to each interest payment date. There are no maintenance covenants with respect to TCM's financial performance. However, the indenture contains certain transaction-based restrictive covenants. For more information regarding the 2018 Notes, see Note 9 within Item 8 of TCM's 2014 Form 10-K.
In the first quarter of 2015, TCM repurchased $1.8 million of the 2018 Notes in open-market transactions and recorded a debt extinguishment gain of $0.3 million and reduced the related unamortized debt issuance costs by an insignificant amount.
Mobile Mining Equipment Loans
On December 8, 2010, TCM executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during 2010. This fixed-rate loan bears interest at 3.6%, is scheduled to mature no later than December 8, 2015 and has an outstanding payable amount of $2.0 million as of March 31, 2015.
9. Gold Stream Arrangement
Pursuant to TCM's agreement with a subsidiary of Royal Gold, Inc. ("Royal Gold") (referred to as the "Gold Stream Arrangement"), TCM agreed to sell to Royal Gold 52.25% of the refined gold production from Mount Milligan Mine for a total upfront payment of $781.5 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. The upfront cash payments received under the Gold Stream Arrangement (referred to herein as the "deposit") were recorded as deferred revenue and classified as a liability on TCM's Condensed Consolidated Balance Sheets. As of March 31, 2015, the outstanding Record of Deposit under the Gold Stream Arrangement totaled $714.6 million. In the event of any default under the Company's agreement with Royal Gold, Royal Gold could require TCM to repay the outstanding deposit. For more information regarding the Gold Stream Arrangement, see Note 10 within Item 8 of TCM's 2014 Form 10-K.
The following table presents the revenue under the Gold Stream Arrangement for the three months ended March 31, 2015 and 2014, respectively, in the form of (i) cash receipts based on gold sales during the applicable period, and (ii) deferred revenue for gold ounces delivered and deferred revenue to be recognized upon final settlement during the applicable period:

	Three Months Ended
(US$ in millions)	March 31, 2015	March 31, 2014
Gold sales related to cash portion of Gold Stream Arrangement	$8.3	$5.4
Gold sales related to deferred portion of Gold Stream Arrangement (1)	6.4	4.4
Total gold sales under Gold Stream Arrangement (1)	$14.7	$9.8
_____________________________________________________________________________
(1) Consists of $4.1 million and $1.7 million of revenue which was previously deferred, for the three months ended March 31, 2015 and 2014, respectively. Deferred revenue ultimately to be recognized upon delivery of gold is $2.3 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively.

10. Tangible Equity Units ("tMEDS")

On May 11, 2012, TCM completed a public offering of 8,800,000 tMEDS with a stated value of $25.00. Each tMEDS unit consisted of a prepaid common stock purchase contract and a senior amortizing note due May 15, 2015. In June 2014, TCM completed an offer ("Exchange Offer") where 7,206,862 units, or 86.4% of the tMEDS, were tendered for exchange and accepted by TCM. In exchange for the tendered tMEDS, TCM issued 42,129,829 shares of its common stock.
As of March 31, 2015, 1,133,138 tMEDS remained outstanding. Such tMEDS will continue to be held pursuant to their original terms and conditions, including mandatory conversion on May 15, 2015.
The senior amortizing note component of the tMEDS that remained outstanding as of March 31, 2015 was $0.6 million, which is included in the current portion of long-term debt on the Condensed Consolidated Balance Sheets. The unamortized deferred financing costs related to the remaining tMEDS were nil and $0.5 million as of March 31, 2015 and 2014,

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

10. Tangible Equity Units ("tMEDS") (Continued)

respectively. For the three months ended March 31, 2015 and 2014, TCM paid nil and $0.6 million, and expensed nil and $0.7 million, respectively, of the interest and debt issuance costs associated with the tMEDS.

For purposes of the fair market value disclosed in Note 6, the carrying value of the tMEDS as of March 31, 2015 was higher than the fair value of approximately $0.1 million. TCM determined the fair value of the debt component of tMEDS using a discounted cash flow model by obtaining yields for comparably-rated issuers trading in the market, considering the market yield of existing TCM debt and the credit rating of TCM.

11. Stock-Based Compensation
As of March 31, 2015, TCM has granted stock options, PSUs and RSUs, as discussed below.
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
The following table summarizes stock option activity during the three months ended March 31, 2015:

	Options	Weighted-Average Exercise Price
	(000's)	(1)
Stock options outstanding at January 1, 2015	1,386	$4.04
Granted	—	$—
Exercised	—	$—
Canceled/expired/forfeited	(86)	$3.26
Stock options outstanding at March 31, 2015	1,300	$4.09
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

For the three months ended March 31, 2015 and 2014, TCM recorded compensation expense related to stock options of $0.1 million and $0.1 million, respectively. As of March 31, 2015, approximately 0.7 million outstanding options had not vested and were not exercisable. The total unrecognized compensation cost related to these options was $0.4 million as of March 31, 2015 and is expected to be recognized over a weighted-average period of 2.06 years.
As of March 31, 2015, approximately 0.6 million options had vested and were exercisable. The aggregate intrinsic value of these exercisable awards was nil as of March 31, 2015.
Performance Share Units (PSUs)
As of March 31, 2015, TCM had issued a total of 6.1 million PSUs under the Amended and Restated 2010 Long-Term Incentive Plan ("LTIP"), which have been granted to eligible employees. The vesting of the PSUs granted subsequent to January 1, 2012 and prior to January 1, 2014 is contingent upon two performance metrics: 1) TCM's Total Shareholder Return (TSR) relative to the Russell 2000 Index during the three-year performance period; and 2) the proven and probable mine reserves replaced by TCM during the three-year performance period as measured by the replacement reserves percentage

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

11. Stock-Based Compensation (Continued)

determined by the plan administrator. The PSUs cliff vest three years from the date of issuance upon achievement of the above metrics. Any PSUs not vested at such time will expire.
The vesting of the PSUs granted subsequent to January 1, 2014 is contingent upon two performance metrics: 1) TCM’s Total Shareholder Return (TSR) relative to the S&P TSX Global Base Metals Index during the three-year period commencing on January 1 of the year in which the grant was made (the “performance period”); and 2) cash flow from operations, defined as TCM’s aggregate “cash generated by (used in) operating activities” less aggregate “capital expenditures,” as reported in the Statements of Cash Flows in the Company’s Annual Report on Form 10-K for each fiscal year in the performance period. The PSUs cliff vest approximately three years from the date of grant, or on the date in the first quarter of the fiscal year immediately succeeding the performance period on which the plan administrator determines and certifies the achievement of the above metrics. Any PSUs not vested at such time will expire.
All PSUs granted are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant. The Monte Carlo model is based on random projections of stock price paths. Expected volatility is calculated using a weighted average of historical daily volatilities and implied volatility and represents the extent to which TCM's stock price performance is expected to fluctuate during the three-year terms of the respective award.
For the three months ended March 31, 2015 and 2014, TCM recorded compensation expense related to the PSUs of $0.5 million and $0.6 million, respectively. At March 31, 2015, unrecognized compensation expense related to PSUs totaled $8.8 million that will be recognized on a straight-line basis over a weighted-average period of 2.87 years.
The following table summarizes PSU activity during the three months ended March 31, 2015:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2015	1,920	$4.59
PSUs granted	2,771	$2.04
Canceled/expired/forfeited	(328)	$9.37
Outstanding at March 31, 2015	4,363	$2.61
Restricted Stock (RSUs)
As of March 31, 2015, TCM had issued 5.1 million RSUs to certain eligible employees and directors under the LTIP and under the employment inducement award for the Chief Executive Officer in November 2013.
TCM accounts for RSUs at fair value, which is based on the market value of TCM's common shares on the day of grant and recognized over the vesting period of 3 years. Upon vesting, TCM will issue the requisite shares from authorized but unissued common stock. TCM recorded $0.7 million and $0.3 million of compensation expense related to its RSUs for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, unrecognized compensation expense related to RSUs totaled $5.3 million that will be recognized on a straight-line basis over a weighted-average period of 2.35 years.
The following table summarizes RSU activity during the three months ended March 31, 2015:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2015	1,455	$3.20
RSUs granted	2,076	$1.59
RSUs vested and common shares issued	(349)	$4.22
Canceled/expired/forfeited	(47)	$3.68
Outstanding at March 31, 2015	3,135	$2.01

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
Concentrate Sales Agreements

As of March 31, 2015, TCM is party to four multi-year concentrate sales agreements for the sale of concentrate produced at Mount Milligan Mine. Pursuant to these agreements, TCM has agreed to sell an aggregate of the copper and gold concentrate produced at Mount Milligan Mine of approximately140,000 tonnes in 2015, 140,000 tonnes in 2016 and 40,000 tonnes of concentrate for each year in 2017 and 2018. Pricing under these concentrate sales agreements will be determined by reference to specified published reference prices during the applicable quotation periods. Payment for the concentrate will be based on the price for the agreed copper and gold content of the parcels delivered, less smelting and refining charges and certain other deductions, if applicable. The copper smelting and refining charges will be negotiated in good faith and agreed by the parties for each contract year based on terms generally acknowledged as industry benchmark terms. The gold refining charges are as specified in the agreements. Remaining concentrate produced at Mount Milligan Mine will be sold under short-term contracts or on a spot basis.
Molybdenum Purchases
In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of March 31, 2015, TCM had commitments to purchase approximately 12.7 million pounds of molybdenum as unroasted molybdenum concentrate from 2015 to 2017 primarily priced at the time of purchase at a set discount to the market price for roasted molybdenum concentrate.
Molybdenum Sales
In the normal course of operations, TCM enters into certain molybdenum sales contracts pursuant to which it sells future production at fixed prices. As of March 31, 2015, TCM had commitments to sell approximately 530 thousand pounds of molybdenum oxide in 2015 at an average price of $12.26 per pound.
Capital Purchase Commitments
As of March 31, 2015, TCM had no open capital purchase commitments.
13. Income and Mining Tax Expense (Benefit)
Income and mining taxes for the three months ended March 31, 2015 and 2014 were a benefit of $16.7 million and $15.0 million, respectively.

Usual drivers of differences for the periods presented between TCM's effective rate and from applying the Canadian federal and provincial income tax rates are due to pre-tax losses from the Endako Mine and foreign exchange, which largely have no benefit due to valuation allowances on the associated deferred tax assets, and the British Columbia mineral taxes.

The tax benefit for the three months ended March 31, 2015 did not contain significant unusual items.

The tax benefit for the three months ended March 31, 2014 contained the following significant unusual items:
•A $1.4 million tax benefit due to a successful conclusion to a tax appeal; and

•	A $2.3 million tax benefit due to an increase in the amount of TCM's deferred taxes that will be realized due to higher taxable income as compared to previous forecasts.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

14. Net Income (Loss) per Share
The following is a reconciliation of net income (loss) and weighted-average common shares outstanding for purposes of calculating diluted net income (loss) per share for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income (loss)	$(87.2)	$(39.1)
Basic weighted-average number of shares outstanding	214.4	171.6
Effect of dilutive securities
Share-based awards	—	—
tMEDS	—	—
Diluted weighted-average number of shares outstanding	214.4	171.6
Net income (loss) per share
Basic	$(0.41)	$(0.23)
Diluted	$(0.41)	$(0.23)
For the three months ended March 31, 2015, TCM was in a net loss position, and approximately 1.3 million stock options, 4.4 million PSUs, 3.1 million RSUs and 6.1 million shares for the settlement of the tMEDS purchase contracts were excluded from the computation of diluted weighted-average shares.
For the three months ended March 31, 2014, TCM was in a net loss position, and approximately 2.5 million stock options, 1.1 million PSUs, 1.0 million RSUs and 45.5 million shares for the settlement of the tMEDS purchase contracts were excluded from the computation of diluted weighted-average shares.
15. Transactions with our Endako Mine Joint Venture Partner
Total sales by TCM to Sojitz, TCM's Endako Mine joint venture partner, were $6.1 million and $24.0 million for the three months ended March 31, 2015 and 2014, respectively. This represented 5.0% and 14.9% of TCM's total revenues for these respective periods.
For the three months ended March 31, 2015 and 2014, TCM recorded management fee income of nil and $0.1 million, and selling and marketing costs of nil and $0.2 million, respectively, from Sojitz.
At March 31, 2015 and December 31, 2014, TCM's related accounts receivable owing from Sojitz were $0.4 million and $4.1 million, respectively.
16. Supplementary Cash Flow Information
The following table discloses the change in current assets and current liabilities for the three months ended March 31, 2015 and 2014:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

16. Supplementary Cash Flow Information (Continued)

	Three Months Ended
	March 31, 2015	March 31, 2014
Change in current assets and current liabilities:
Accounts receivable	$0.2	$(8.9)
Product inventory	10.5	(2.1)
Materials and supplies inventory	(0.7)	(3.2)
Prepaid expenses and other current assets	0.5	2.9
Income and mining taxes receivable	(2.6)	0.6
Accounts payable and accrued liabilities	(19.6)	1.4
Income and mining taxes payable	—	0.6
	$(11.7)	$(8.7)
Cash interest paid (1)	$18.2	$19.4
Income and mining taxes paid, net of refunds (2)	$0.9	$0.5
_____________________________________________________________________________
(1) For the three months ended March 31, 2015 and 2014, cash interest paid of $0.7 million and $6.3 million, respectively, had been previously capitalized related to TCM's debt, as described in Note 8.
(2) For the three months ended March 31, 2015 and 2014, TCM received nil and $0.9 million, respectively, in refunds of US and Canadian income taxes related to prior year tax returns.
Non-cash Investing and Financing Activities

	Three Months Ended
	March 31, 2015	March 31, 2014
Investing activities
Acquisition of property, plant and equipment under the Equipment Facility (see Note 7)	$9.2	$—
Financing activities
Capitalized debt costs (1)	$0.3	$0.9
Long-term lease obligations	$8.3	$—
____________________________________________________________________________
(1) Included capitalized interest not paid in cash, amortization of deferred financing costs and debt discounts.
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
TCM manages its credit risk from its accounts receivable through its collection activities. As of March 31, 2015, TCM had three customers who owed TCM more than $3.0 million each and collectively accounted for approximately 42.5% of total accounts and other receivables outstanding. Another four customers had balances greater than $1.0 million each but less than $3.0 million that accounted for approximately 20.3% of total accounts and other receivables. As of March 31, 2015, all of these customers were compliant with credit terms and scheduled payment dates.
TCM's maximum counterparty and credit risk exposure is the carrying value of its cash and cash equivalents and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities and fixed-rate debt, excluding the 2017 Notes, 2018 Notes, 2019 Notes and tMEDS, as discussed in Note 6, approximate fair value as of March 31, 2015.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

18. Segment Information
TCM has three reportable segments, based on products and geography: Copper-Gold, US Molybdenum and Canadian Molybdenum. The Copper-Gold segment represents the Mount Milligan Mine and includes the sale of copper-gold products, net of refining costs, and all expenditures, including all mining, milling, on-site general and administration, transportation and warehousing. The US Molybdenum segment includes all US molybdenum sales and tolling and calcining revenue, all Langeloth roasting and on-site general and administration expenditures and all expenditures from TC Mine, which was placed on care and maintenance in December 2014, including all mine site general and administration, stripping, costs for idle mining operations. The Canadian Molybdenum segment includes all Canadian molybdenum sales from the 75% owned Endako Mine, which was placed on temporary suspension effective December 31, 2014, and TCM's 75% share of expenditures from the Endako Mine, including all mine site general and administration, transportation, costs for idle mining operations. As noted above, the costs related to the care and maintenance at TC Mine and the temporary suspension costs at the Endako Mine are reflected in costs for idle mining operations for the first three months of 2015. The inter-segment represents the elimination of intercompany transactions between the Langeloth Facility and the corporate entity for the three months ended March 31, 2015 and the elimination of intercompany transactions between TC Mine, the Langeloth Facility and the corporate entity for the three months ended March 31, 2014.
TCM's chief operating decision makers (President and CEO, CFO) evaluate segment performance based on segment revenue less costs and expenses. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration and interest income and expense items to its reporting segments, unless such expenditures are directly related to segment operations. Gains and losses on foreign exchange are calculated on transactions denominated in a different currency than the segment's functional currency; the Copper-Gold segment's unrealized foreign exchange balance is primarily comprised of its intercompany notes.
Segment information for the three months ended March 31, 2015 and 2014 was as follows:
For the three months ended March 31, 2015:

	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Revenues
Copper sales	$32.2	$—	$—	$—	$32.2
Gold sales	36.0	—	—	—	$36.0
Molybdenum sales	—	37.8	5.0	—	$42.8
Tolling, calcining and other	—	12.1	—	(0.1)	$12.0
	68.2	49.9	5.0	(0.1)	123.0
Cost and expenses
Operating expenses	33.8	45.9	3.4	(0.1)	83.0
Depreciation, depletion and amortization	14.3	5.2	0.4	—	19.9
Cost of sales	48.1	51.1	3.8	(0.1)	102.9
Selling and marketing	2.0	0.7	0.2	0.1	3.0
Accretion expense	0.1	0.2	0.3	—	0.6
Costs for idle mining operations	—	2.4	3.2	—	5.6
	50.2	54.4	7.5	—	112.1
Segment operating income (loss)	18.0	(4.5)	(2.5)	(0.1)	10.9
Other segment (income) expense
(Gain) loss on foreign exchange	17.3	—	(2.1)	—	15.2
Segment income (loss) before income and mining taxes	$0.7	$(4.5)	$(0.4)	$(0.1)	$(4.3)

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

18. Segment Information (Continued)

For the three months ended March 31, 2014:

	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Revenues
Copper sales	$29.8	$—	$—	$—	$29.8
Gold sales	24.4	—	—	—	24.4
Molybdenum sales	—	75.6	32.0	(4.7)	102.9
Tolling, calcining and other	—	5.5	—	(1.6)	3.9
	54.2	81.1	32.0	(6.3)	161.0
Cost and expenses
Operating expenses	42.8	47.3	29.7	(6.2)	113.6
Depreciation, depletion and amortization	9.7	7.0	5.5	—	22.2
Cost of sales	52.5	54.3	35.2	(6.2)	135.8
Selling and marketing	2.0	1.6	0.9	(0.4)	4.1
Accretion expense	0.1	0.4	0.4	—	0.9
	54.6	56.3	36.5	(6.6)	140.8
Segment operating income (loss)	(0.4)	24.8	(4.5)	0.3	20.2
Other segment (income) expenses
(Gain) loss on foreign exchange	7.1	—	(0.7)	—	6.4
Segment income (loss) before income and mining taxes	$(7.5)	$24.8	$(3.8)	$0.3	$13.8
For the three months ended March 31, 2015 and 2014:
Reconciliation of Segment Income to Net Income (Loss)

	Three Months Ended
	March 31, 2015	March 31, 2014
Segment income (loss)	$(4.3)	$13.8
Other (income) expense
General and administrative	5.6	6.6
Exploration	—	0.1
Interest expense (income), net	22.5	23.5
(Gain) loss on foreign exchange	73.0	40.1
Corporate depreciation	0.1	0.4
(Gain) loss from debt extinguishment	(0.3)	—
Other	(1.3)	(2.8)
Income (loss) before income and mining taxes	(103.9)	(54.1)
Income and mining tax (benefit) expense	(16.7)	(15.0)
Net income (loss)	$(87.2)	$(39.1)
Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, was as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

18. Segment Information (Continued)

As of March 31, 2015	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Capital expenditures (1)	$12.7	$0.4	$0.1	—	$13.2
Property, plant, equipment and development (3)	$1,901.0	$112.7	$25.3	$0.9	$2,039.9
Assets	$2,120.0	$408.7	$63.3	$18.4	$2,610.4
Liabilities	$895.9	$21.8	$20.9	$966.7	$1,905.3

As of December 31, 2014	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Capital expenditures (2)	$77.0	$4.0	$1.1	$—	$82.1
Property, plant, equipment and development (3)	$2,075.3	$114.4	$27.5	$1.1	$2,218.3
Assets	$2,304.1	$444.3	$77.6	$20.3	$2,846.3
Liabilities	$912.0	$33.8	$30.5	$982.5	$1,958.8
__________________________________________________________________________
(1) Capital expenditures were for the three months ended March 31, 2015. Copper-Gold capital expenditures are for the Mount Milligan Mine and include $1.9 million for engineering and long-lead item expenditures relating to the secondary crusher, $10.3 million for operating capital and $0.5 million for the permanent operations residence (related primarily to the payment of accruals from December 31, 2014).
(2) Capital expenditures were for the year ended December 31, 2014. Copper-Gold capital expenditures are for the Mount Milligan Mine and include $29.8 million for the permanent operations residence, $30.9 million for operating capital and $16.3 million for project capital (related to the payment of accruals from December 31, 2013). Total cash capital expenditures during 2014 included $21.0 million in payments of amounts accrued at December 31, 2013.
(3) Includes exploration properties.
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
20. Subsequent Events
In April and May 2015, TCM and certain Mount Milligan customers agreed to change the timing regarding when title to the subject concentrate passes from TCM to the customer so that title passes when such concentrate is loaded onto the shipping vessel. Revenues will be recorded based on the provisional sales price when the title passes to the customers, with adjustments made for a final sales price calculated in accordance with the terms specified in the relevant sales contract.

In April 2015, TCM entered into additional forward copper sales contracts to hedge copper price risk. The forward copper sales of 9,920,790 pounds are at a sell price of $2.86 and a call price to be determined, with maturities through May 2015 to August 2015.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of TCM for the three months ended March 31, 2015, and should be read in conjunction with TCM's condensed consolidated financial statements and the notes thereto included in Item 1 herein and the discussion of Risk Factors included in Part II, Item 1A herein. Additionally, the following discussion should be read in conjunction with the consolidated financial statements, the related "Management's Discussion and Analysis of Financial Condition and Results of Operation," the discussion of "Risk Factors" and the discussion of TCM's "Business and Properties" in our 2014 Form 10-K.
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
Forward-Looking Statements
Certain statements in this report, other than purely historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and applicable Canadian securities legislation and are intended to be covered by the safe harbor provided by these regulations. These forward-looking statements can, in some cases, be identified by the use of such terms as "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Our forward-looking statements may include, without limitation, statements with respect to: future financial or operating performance of the Company or its subsidiaries and its projects; access to existing or future financing arrangements and ability to refinance or reduce debt on favorable terms or at all; future inventory, production, sales, payments from customer, cash costs, capital expenditures and exploration expenditures; future earnings and operating results; expected concentrate and recovery grades; estimates of mineral reserves and resources, including estimated mine life and annual production; statements as to the projected ramp-up at Mount Milligan Mine, including expected achievement of design capacities and the effects of secondary crushing; future operating plans and goals; and future molybdenum, copper, gold and silver prices.
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Important factors that could cause actual results and events to differ from those described in such forward-looking statements can be found in the section entitled "Risk Factors" in our 2014 Form 10-K, Quarterly Reports on Form 10-Q and other documents filed on EDGAR at www.sec.gov and on SEDAR at www.sedar.com. Although we have attempted to identify those material factors that could cause actual results or events to differ from those described in such forward-looking statements, there may be other factors, currently unknown to us or deemed immaterial at the present time that could cause results or events to differ from those anticipated, estimated or intended. Many of these factors are beyond our ability to control or predict. Given these uncertainties, the reader is cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Highlights for the First Quarter 2015

•
Total cash and cash equivalents at March 31, 2015 were $238.2 million compared to $265.6 million at December 31, 2014. Total debt, including capital lease obligations, at March 31, 2015 was $938.8 million, compared to $944.7 million at December 31, 2014. During the quarter, we completed four shipments of copper and gold concentrate and recorded three sales. On April 17, we received $27.0 million for payment of the fourth shipment.

•	Cash used in operating activities was $5.3 million in the first quarter of 2015 compared to cash generated by operating activities of $16.2 million in the first quarter of 2014.

•
Consolidated revenues for the first quarter of 2015 were $123.0 million compared to $161.0 million in the first quarter of 2014. Copper and gold sales contributed $68.2 million in revenue in the first quarter of 2015 compared to

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

$54.2 million in the first quarter of 2014. Molybdenum sales for the first quarter of 2015 were $42.8 million compared to $102.9 million in the first quarter of 2014.

•
Sales volumes and average realized sales prices for copper and gold for the first quarter of 2015 were 14.8 million pounds of copper at an average realized price of $2.47 per pound and 36,750 ounces of gold at an average realized price of $986 per ounce, as compared to 10.8 million pounds of copper at an average realized price of $3.01 per pound and 23,874 ounces of gold at an average realized price of $1,025 per ounce for the first quarter of 2014. Molybdenum sales volumes in the first quarter of 2015, which consisted of the sale of molybdenum inventory produced at our mines in 2014 and molybdenum sourced from third parties, were 4.3 million pounds at an average realized price of $10.00 per pound compared to 9.8 million pounds at an average realized price of $10.45 per pound for the first quarter of 2014.

•
Consolidated operating income for the first quarter of 2015 was $5.2 million compared to $13.1 million for the first quarter of 2014. Consolidated operating income for the first quarter of 2015 and 2014 was impacted by non-cash lower-of-cost-or-market molybdenum product inventory write downs of $5.6 million and $6.8 million, respectively. Consolidated operating income for the first quarter of 2015 was also impacted by $5.6 million of costs related to idle molybdenum mining operations.

•
Net loss for the first quarter of 2015 was $87.2 million, or $0.41 per share, compared to a net loss of $39.1 million, or $0.23 per share, for the first quarter of 2014. The net loss for the first quarter of 2015 and 2014 included non-cash foreign exchange losses of $88.2 million and $46.5 million, respectively, primarily on intercompany notes.

•
Non-GAAP adjusted net loss for the first quarter of 2015 was $14.2 million, or $0.07 per diluted share, compared to non-GAAP adjusted net income for the same period of 2014 of $4.3 million, or $0.02 per share. Non-GAAP adjusted net income (loss) excludes foreign exchange losses. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP adjusted net income (loss).

•
Payable production at Mount Milligan Mine for the first quarter of 2015 was 15.4 million pounds of copper and 46,119 ounces of gold, compared to payable production of 14.2 million pounds of copper and 39,243 ounces of gold for the first quarter of 2014.

•
Non-GAAP unit cash cost per pound of copper produced for the first quarter of 2015 was, on a by-product basis, $1.12 per pound and on a co-product basis, $1.64 per pound of copper and $498 per ounce of gold. Non-GAAP unit cash costs in the first quarter of 2014 was, on a by-product basis, $2.48 per pound and on a co-product basis, $2.27 per pound of copper and $606 per ounce of gold. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

•
Capital expenditures for the first quarter of 2015 were $13.2 million, composed of $12.7 million for Mount Milligan Mine and $0.5 million for the Langeloth Facility, Endako Mine and corporate combined, compared to $21.8 million for the first quarter of 2014.

Overview
We are a North American mining company. We are shifting the core focus of our business to copper and gold while at the same time developing a strategy to achieve positive cash flow from our molybdenum business. This shift is primarily the result of recent and expected ongoing weakness in the molybdenum market due to additional supply of molybdenum from new copper producers that produce molybdenum as a by-product together with an overall weak global economy for molybdenum products.
We have three reportable segments, based on products and geography: Copper-Gold, US Molybdenum and Canadian Molybdenum. The Copper-Gold segment represents the Mount Milligan Mine and includes the sale of copper-gold products, net of refining costs, and all expenditures, including all mining, milling, mine site general and administration, transportation and warehousing. The US Molybdenum segment includes all US molybdenum sales and tolling and calcining revenue, all Langeloth roasting and on-site administrative expenditures and all expenditures from TC Mine, which was placed on care and maintenance in December 2014, including all mine site general and administration, stripping and costs for idle mining operations. The Canadian Molybdenum segment includes all Canadian molybdenum sales from the 75% owned Endako Mine, which was placed on temporary suspension effective December 31, 2014, and our 75% share of expenditures from the Endako

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Mine, including all mine site general and administration, transportation and costs for idle mining operations. As noted above, the costs related to the care and maintenance at TC Mine and the temporary suspension costs at the Endako Mine are reflected in costs for idle mining operations for the first quarter of 2015.
Copper-Gold
Mount Milligan had an increase in payable copper production of 8.2% for the first quarter of 2015 compared to the first quarter of 2014, with a 54.8% improvement in non-GAAP copper cash costs on a by-product basis of $1.12 per pound for the first quarter of 2015 compared to $2.48 per pound for the first quarter of 2014. On a co-product basis, non-GAAP copper cash costs for the first quarter of 2015 improved by 27.8%, or $1.64 per pound, compared to $2.27 per pound for the first quarter of 2014. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs. During the first quarter of 2015, we had four shipments of concentrate and recognized three sales compared to three shipments of concentrate and two sales in the first quarter of 2014, which favorably impacted the copper cash costs on a by-product basis due to the additional gold sales. The increased sales volumes were partially offset by lower average realized metal prices due to declines in commodity prices in the first quarter of 2015. Additionally, a favorable Canadian exchange rate positively impacted cash costs in the first quarter of 2015, compared to the first quarter of 2014.

Payable gold production for the first quarter of 2015 increased by 17.5% to 46,119 ounces from 39,243 ounces for the first quarter of 2014, with a 17.8% improvement in non-GAAP cash costs on a co-product basis of $498 per ounce, compared to $606 per ounce for the first quarter of 2014. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

Since the beginning of 2015, throughput and production were negatively impacted by unscheduled mechanical issues in the grinding and flotation circuits in the mill and by frozen ore and plugged feeders. Average mill throughput for the first quarter of 2015 was 39,569 tonnes per day (“tpd”), which was below management’s expectations. Solutions are underway to address the issues experienced during the first quarter. It is still our objective to achieve daily mill throughput of approximately 60,000 tpd by year-end. In light of our recent operational results we believe this objective may be more challenging to achieve than originally anticipated. Accordingly, we have revised our internal ramp-up schedule and our guidance for Mount Milligan. With our recent improvements in the mill and the utilization of the temporary secondary crushing circuit, we expect to positively impact throughput and recoveries to steadily improve production at Mount Milligan over the course of the remainder of the year.

As expected, mill throughput is one of our most significant challenges at Mount Milligan, hence our decision to add secondary crushing capacity, as previously announced. We are currently performing detailed engineering work for the construction of the permanent secondary crushing circuit. Due to the weakness and volatility of metal prices, we continue to wait until market conditions improve and prices stabilize before moving ahead with construction.

See “Selected Condensed Consolidated Financial and Operational Information” and “Segment Discussion” in this MD&A for additional information for our copper-gold operations for the first quarter ended March 31, 2015 and 2014.
Molybdenum
Our business strategy for our molybdenum business is to transition Langeloth into one of the largest third party molybdenum conversion plants in the world, which is expected to contribute to positive cash flow from our molybdenum business in 2015, and to maintain the optionality of our molybdenum business. For the first quarter of 2015, our US and Canadian molybdenum operations generated approximately $19.4 million of net cash flow, including $0.4 million of capital expenditures at Langeloth. The sale of most of the December 2014 molybdenum inventory from our mines is expected to occur in the first half of 2015, which will benefit net cash flow during the first half of 2015, given that the cash costs for this inventory were incurred in 2014. During the first quarter of 2015, we sold 4.3 million pounds of molybdenum at an average realized price of $10.00 per pound.

In December 2014, TC Mine was placed on care and maintenance after the mining and processing of ore from Phase 7 were completed. For the first quarter of 2015, we have incurred approximately $2.4 million of care and maintenance costs at TC Mine. For fiscal 2015, we expect to incur total care and maintenance costs at TC Mine of approximately $6 - $8 million. Additionally, we are conducting limited stripping for the next phase of mining, the costs of which totaled $1.7 million for the first quarter of 2015. For fiscal 2015, we expect to incur total stripping costs of approximately $8 - $10 million. Although we

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

had initially expected to incur certain costs relating to tailings dam slope management at TC Mine during 2015 and 2016, we now expect we will not incur these costs before 2020, at which time the need for this work will be reassessed.

Effective December 31, 2014, operations at Endako Mine were temporarily suspended due to recent and expected ongoing weakness in the molybdenum price. For the first quarter of 2015, we have incurred approximately $3.2 million of temporary suspension costs, which represents our 75% share of such costs. For fiscal 2015, our 75% share of temporary suspension costs is expected to be $5 - $8 million. As of the date of this report, Endako Mine operations continue to be temporarily suspended. We will continue to closely monitor market conditions and review options for the Endako Mine with our joint venture partner. If the decision is made to put the Endako Mine on care and maintenance, we expect to incur additional costs related to severance, of which our 75% share is expected to be $10 - $12 million.
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
The average published price for our products has fluctuated as follows for the periods shown:

	Copper (1)	Gold (2)	Molybdenum oxide (3)
April 2015	$2.73	$1,314	$7.89
First quarter 2015	$2.64	$1,220	$8.22
Fourth quarter 2014	$3.00	$1,318	$9.30
Third quarter 2014	$3.17	$1,283	$12.70
Second quarter 2014	$3.08	$1,289	$13.61
First quarter 2014	$3.19	$1,293	$9.98
______________________________________________________________________________
(1) Average Metals Bulletin Daily published price for London Metal Exchange (LME) settlement per pound.
(2) Average Metals Bulletin Daily published price for daily average London price per troy ounce.
(3) Average Platts Metals Week published price per pound for molybdenum oxide.
We have a hedging program in place to provide downside protection for copper and gold prices for 2015. As of the date of this report, we have hedged the following:

	Quantity	Sell Price	Buy Price	Maturities Through
Forward Copper Sales (lb) (as of March 31, 2015)	1,102,300	$3.05	TBD	April 2015 - May 2015
Forward Copper Sales (lb) (as of April 30, 2015)	9,920,790	$2.86	TBD	May 2015 - August 2015

	Quantity	Put Price	Call Price	Maturities Through
Gold Collars (oz)	21,500	$1,150 - $1,200	$1,237 - $1,360	April 2015 - December 2015
Copper Collars (lb)	19,842,000	$2.00	$2.99	April 2015 - December 2015
Liquidity
Our cash and cash equivalents balance was $238.2 million at March 31, 2015 compared to $265.6 million at December 31, 2014. The decrease in our cash balance during the quarter was primarily related to Mount Milligan inventory costs related to the fourth shipment of concentrate during the first quarter of 2015, for which we did not receive payment of $27.0 million until April 2015. During the first quarter of 2015, we made four shipments and recognized three sales of copper-gold concentrate.
Because we received payment for the fourth shipment after quarter-end, our required debt service payments, capital expenditures and cash outflow of $7.3 million for open market repurchases of bonds during the first quarter exceeded our cash

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

flow from operations, resulting in a decrease to our cash balance. With expected cash flow from our Mount Milligan Mine at current copper and gold prices and foreign exchange rates, together with expected cash flow from our residual molybdenum operations and cash on hand as of March 31, 2015, we believe we will have sufficient liquidity to fund planned capital expenditures, working capital needs and scheduled debt and interest payments. However, given our first quarter performance and our revised guidance, we expect our cash position at year end 2015 will be lower than the March 31, 2015 cash balance, depending upon commodity prices and Canadian foreign exchange rates. Please refer to the "Liquidity and Capital Resources" section in this MD&A for further discussion.
Outlook
We have updated our guidance for 2015 as of the date of this report, based on our first quarter results. This updated guidance for 2015 reflects lower copper and gold production guidance, together with increased copper unit cash costs on a by-product basis. Despite these revisions, the updated guidance represents an increase in payable copper production from 2014 of approximately 9% to 24%, an increase in payable gold production from 2014 of approximately 13% to 18%, and a decrease in the unit cash costs on a by-product basis from 2014 of approximately 22% to 35%, making Mount Milligan Mine a low cost producer of copper on a by-product basis. There are no revisions to the molybdenum business guidance as of the date of this report. We continue to believe that cash flows from the Langeloth Facility, together with the sale of inventory from the molybdenum mines, will be more than sufficient to cover the cash costs and cash capital expenditures from our molybdenum business during 2015.
The table below presents (i) our updated guidance for fiscal year 2015 as of May 6, 2015 and (ii) for comparison purposes, the 2015 guidance we previously provided in our Form 10-K for the year ended December 31, 2014.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Year Ended December 31, 2015 (Estimated) (Updated)	Year Ended December 31, 2015 (Estimated) (Previous)
Mount Milligan Mine Copper and Gold
Concentrate production (000's dry tonnes)	140 - 160	170 - 190
Copper payable production (000's lb)	70,000 - 90,000	90,000 - 100,000
Gold payable production (000's oz)	200 - 220	220 - 240
Unit cash cost - By-product ($/payable lb copper produced): (1) (2)	$0.70 - $0.90	$0.60 - $0.85
Molybdenum Business - Cash Inflow (Outflow) ($ in millions): (2)(3)
Ongoing molybdenum operations - Langeloth	$10 - $15	$10 - $15
Suspended molybdenum operations:
TC Mine
Care and Maintenance	($6 - $8)	($6 - $8)
Phase 8 Stripping	($8 - $10)	($8 - $10)
Sale of Inventory ($8/lb - $9/lb oxide price)	$25 - $28	$25 - $28
Endako Mine (75% share) (4)
Temporary suspension	($5 - $8)	($5 - $8)
Sale of inventory ($8/lb - $9/lb oxide price)	$9 - $10	$9 - $10
Total Cash Flow from Molybdenum Operations	$25 - $27	$25 - $27
Capital expenditures ($ in millions): (2)(5)
Mount Milligan operations	$22 ± 10%	$22 ± 10%
Mount Milligan tailings dam	$24 ± 10%	$24 ± 10%
Mount Milligan secondary crusher engineering	$15 ± 10%	$15 ± 10%
Langeloth and other	$7 ± 10%	$7 ± 10%
Total capital expenditures	$68 ± 10%	$68 ± 10%
_______________________________________________________________________________

(1)
Copper by-product unit cash cost is calculated using copper payable production and deducts a gold by-product credit, which is determined based on expected revenue from payable gold production assuming a gold price of approximately $800 per ounce, which takes into account the contractual price of $435 per ounce under the Gold Stream Arrangement.

(2)	Estimates for cash costs, molybdenum cash inflow (outflow) and cash capital expenditures assume a foreign exchange rate of US$1.00 = C$1.22.

(3)	Cash inflow (outflow) excludes capital expenditures.

(4)	If the Endako Mine is placed on care and maintenance, our share of expected severance costs of up to approximately $10 to $12 million would be incurred.

(5)	Includes 2015 cash capital expenditures, but excludes cash capital expenditures related to 2014 accruals paid in 2015.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Summary of Quarterly Results
(US$ in millions, except per share, per pound and per ounce amounts—unaudited)

	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014	Mar 31 2014
Financial Information
Revenues	$123.0	$168.0	$229.3	$248.4	$161.0
Operating income (loss)	$5.2	$(98.1)	$63.8	$57.3	$13.1
Net income (loss)	$(87.2)	$(135.6)	$(11.1)	$61.6	$(39.1)
Income (loss) per share:
—basic	$(0.41)	$(0.63)	$(0.05)	$0.35	$(0.23)
—diluted	$(0.41)	$(0.63)	$(0.05)	$0.28	$(0.23)
Cash generated by (used in) operating activities	$(5.3)	$34.9	$83.0	$50.7	$16.2
Adjusted Non-GAAP Measures (1)
Adjusted net income (loss)	$(14.2)	$(10.0)	$38.3	$22.0	$4.3
Adjusted net income (loss) per share
—basic	$(0.07)	$(0.05)	$0.18	$0.13	$0.03
—diluted	$(0.07)	$(0.05)	$0.17	$0.10	$0.02
Operational Statistics
Copper
Payable production (000's lb) (2)	15,405	18,024	16,267	16,035	14,243
Cash cost ($/payable lb produced) - By-Product (1)	$1.12	$1.16	$0.77	$0.33	$2.48
Cash cost ($/payable lb produced) - Co-Product (1)	$1.64	$1.88	$1.80	$1.97	$2.27
Payable production sold (000's lb)	14,791	15,478	16,482	21,939	10,793
Average realized sales price ($/lb) (1)	$2.47	$2.75	$3.02	$3.20	$3.01
Gold
Payable production (oz) (2)	46,119	40,967	60,366	37,030	39,243
Cash cost ($/payable oz produced) - Co-Product (1)	$498	$506	$477	$538	$606
Payable production sold (oz)	36,750	38,910	57,974	51,983	23,874
Average realized sales price ($/oz) (1)	$986	$1,003	$952	$1,047	$1,025
Molybdenum
Mined molybdenum production (000's lb)	—	4,328	6,560	7,481	7,887
Cash cost ($/lb produced) (1)	$—	$10.34	$6.77	$6.25	$5.75
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	2,552	5,756	6,732	7,439	8,591
Purchased and processed product	1,733	2,376	2,181	2,250	1,254
	4,285	8,132	8,913	9,689	9,845
Average realized sales price ($/lb) (1)	$10.00	$10.79	$13.94	$13.03	$10.45
___________________________________________________________

(1)	See "Non-GAAP Financial Measures" for the definition and reconciliation of these non-GAAP measures.

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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Selected Condensed Consolidated Financial and Operational Information
(US$ in millions, except per share, per pound and per ounce amounts)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)
Financial Information
Revenues
Copper sales	$32.2	$29.8
Gold sales	36.0	24.4
Molybdenum sales	42.8	102.9
Tolling, calcining and other	12.0	3.9
Total revenues	123.0	161.0
Costs and expenses
Cost of sales
Operating expenses	83.0	113.6
Depreciation, depletion and amortization	20.0	22.6
Total cost of sales	103.0	136.2
Total costs and expenses	117.8	147.9
Operating income (loss)	5.2	13.1
Other (income) expense	109.1	67.2
Income (loss) before income and mining taxes	(103.9)	(54.1)
Income and mining tax (benefit) expense	(16.7)	(15.0)
Net income (loss)	$(87.2)	$(39.1)
Net income (loss) per share
Basic	$(0.41)	$(0.23)
Diluted	$(0.41)	$(0.23)
Cash generated by (used in) operating activities	$(5.3)	$16.2
Adjusted Non-GAAP Measures: (1)
Adjusted net income (loss) (1)	$(14.2)	$4.3
Adjusted net income (loss) per share—basic (1)	$(0.07)	$0.03
Adjusted net income (loss) per share—diluted (1)	$(0.07)	$0.02

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)
Operational Statistics
Copper
Payable production (000's lb) (2)	15,405	14,243
Cash cost ($/payable lb produced) - By-Product (1)	$1.12	$2.48
Cash cost ($/payable lb produced) - Co-Product (1)	$1.64	$2.27
Payable production sold (000's lb)	14,791	10,793
Average realized sales price ($/lb) (1)	$2.47	$3.01
Gold
Payable production (oz)	46,119	39,243
Cash cost ($/payable oz produced) - Co-Product (1)	$498	$606
Payable production sold (oz)	36,750	23,874
Average realized sales price ($/oz) (1)	$986	$1,025
Molybdenum
Mined production (000's lb) (3)	—	7,887
Cash cost ($/lb produced) (1)	$—	$5.75
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	2,552	8,591
Purchased and processed product	1,733	1,254
	4,285	9,845
Average realized sales price ($/lb) (1)	$10.00	$10.45
_______________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)
Payable production for copper and gold reflects estimated metallurgical losses resulting from handling of the concentrate and payable metal deductions, subject to metal content, levied by smelters. The current payable percentage applied is approximately 95.0% for copper and 96.5% for gold, which may be revised on a prospective basis after sufficient history of payable amounts is determined.

(3)	Mined production pounds reflected are molybdenum oxide and HPM from our share of production from the mines (excludes molybdenum processed from purchased product).

	As of
	March 31, 2015	December 31, 2014
Cash and cash equivalents	$238.2	$265.6
Total assets	$2,610.4	$2,846.3
Total debt, including capital lease obligations	$938.8	$944.7
Total liabilities	$1,905.3	$1,958.8
Shareholders' equity	$705.1	$887.5
Shares outstanding (000's)	214,611	214,148

Three Months Ended March 31, 2015 (Unaudited)
Net Income (Loss)

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Net loss for the first quarter of 2015 was $87.2 million, or $0.41 per diluted share, compared to a net loss of $39.1 million, or $0.23 per diluted share, for the first quarter of 2014. The net losses in the first quarter of 2015 and 2014 primarily related to non-cash foreign exchange losses of $88.2 million and $46.5 million, respectively, and interest expense of $22.6 million and $23.6 million, respectively. These losses were partially offset by operating income for the first quarter of 2015 and 2014 of $5.2 million and $13.1 million, respectively, and a consolidated income and mining tax benefit of $16.7 million and $15.0 million, respectively. Operating income for the first quarter of 2015 reflects the Company's shift in core focus to copper and gold, along with TC Mine and Endako Mine on care and maintenance and suspension, respectively.
Non-GAAP adjusted net loss for the first quarter of 2015 was $14.2 million, or $0.07 per share. Non-GAAP adjusted net income for the first quarter of 2014 was $4.3 million, or $0.02 per share.
Revenues
Revenues in the first quarter of 2015 were $123.0 million, down 23.6% compared to revenues of $161.0 million for the first quarter of 2014. This decrease in revenues was driven by lower molybdenum sales at TC Mine, which was placed on care and maintenance in December 2014, and lower molybdenum sales at Endako Mine, which was placed on temporary suspension effective December 31, 2014, partially offset by the increased copper and gold sales from Mount Milligan Mine. During the first quarter of 2015, we sold 14.8 million pounds of payable copper and 36,750 ounces of payable gold at average realized sales prices of $2.47 per pound of copper and $986 per ounce of gold. During the first quarter of 2014, we sold 10.8 million pounds of payable copper and 23,874 ounces of payable gold at average realized sales prices of $3.01 per pound of copper and $1,025 per ounce of gold.
We sold approximately 4.3 million pounds and 9.8 million pounds of molybdenum in the first quarter of 2015 and 2014, respectively, of which 2.6 million pounds and 8.6 million pounds, respectively, were from our mines. Substantially all of the molybdenum sales in the first quarter of 2015 represented the sales of molybdenum inventory from 2014. In the first quarter of 2015, the average realized sales price for molybdenum was $10.00 per pound compared to $10.45 per pound for the first quarter of 2014.
Operating Expenses
Operating expenses for the first quarter of 2015 were $83.0 million, down 26.9% from the same quarter in 2014. The first quarter of 2015 included $33.8 million of operating expenses at Mount Milligan Mine related to copper and gold sales and $49.3 million of operating expenses from our molybdenum sales (of which $34.1 million related to 2014 inventory costs). The decrease quarter over quarter includes lower operating expenses from our molybdenum mines on care and maintenance and suspension, in addition to lower costs at Mount Milligan due to lower mine ramp-up activities, specifically related to external services and contract labor of approximately $4.8 million. The first quarter of 2014 included $42.8 million of operating expenses at Mount Milligan Mine related to copper and gold sales and $77.0 million of operating expenses from our molybdenum sales.
Lower-of-cost-or-market product inventory write downs within operating expenses for each reportable segment during the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
US Molybdenum	$3.8	$—
Canadian Molybdenum	1.4	5.5
	$5.2	$5.5
Operating expenses in the comparable periods were impacted by foreign exchange rates. The foreign exchange rate at March 31, 2015 was US$1.00 = C$1.27 compared to US$1.00 = C$1.11 at March 31, 2014. The foreign exchange rate averaged US$1.00 = C$1.24 for the first quarter of 2015 compared to an average rate of US$1.00 = C$1.10 for the same period in 2014.
The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the first quarter of 2015 was $1.12 per pound of payable copper produced on a by-product basis, $1.64 per pound of payable copper produced on a co-product basis and $498 per ounce of payable gold produced on a co-product basis. The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the first quarter of 2014 was $2.48 per pound of payable copper produced on a by-product basis, $2.27 per pound of payable copper produced on a co-product basis and $606 per ounce of

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

payable gold produced on a co-product basis. The by-product cash cost for copper for the first quarter of 2015 was positively impacted by a favorable foreign exchange rate and a higher volume of gold ounces sold during the first quarter when compared to the first quarter of 2014; which was somewhat offset by a lower average realized sales price for gold in the first quarter of 2015 compared to the first quarter of 2014.
Depreciation, Depletion and Amortization Expense ("DD&A")
DD&A in the first quarter of 2015 was $20.0 million compared to $22.6 million in the first quarter of 2014. This decrease is primarily related to lower sales of inventory in the first quarter of 2015, together with the absence of ongoing DD&A for TC Mine and our share of Endako Mine as a result of idle mining operations.
Lower-of-cost-or-market molybdenum product inventory write downs within DD&A for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
US Molybdenum	$0.3	$—
Canadian Molybdenum	0.1	1.3
	$0.4	$1.3
General and Administrative Expense
General and administrative expense in the first quarter of 2015 was $5.6 million compared to $6.6 million in the first quarter of 2014. Lower general and administrative expense in the first quarter of 2015 was primarily due to a decrease in compensation expense together with lower audit and tax fees. General and administrative expense for the first quarter of 2015 and 2014 included $0.7 million and $0.7 million, respectively, in stock-based compensation expense. Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based award applies.
Interest and Finance Fees

Interest and finance fees were $22.6 million in the first quarter of 2015 compared to $23.6 million in the first quarter of 2014. Interest expense was lower in the first quarter of 2015 primarily due to debt reductions related to the tMEDS exchange in June 2014 together with open market repurchases of bonds in December 2014 and January 2015. In the first quarter of 2015 and 2014, we capitalized $0.3 million and $0.9 million, respectively, of interest and amortization of debt issuance costs. We capitalize interest expense allocable to the cost of developing mining properties and to construct new facilities until assets are ready for their intended use. This capitalized interest will be amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.

Foreign Exchange Gains and Losses

For the first quarter of 2015 and 2014, we recognized $88.2 million and $46.5 million, respectively, of foreign exchange losses. These non-cash foreign currency losses were primarily unrealized and related to intercompany notes that were entered into as part of a strategy to manage cash balances to fund our operations and provide future tax benefits. The increase in foreign exchange losses was primarily due to the weakening of the C$ against the US$. The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.27 at March 31, 2015 compared to US$1.00 = C$1.11 at March 31, 2014. The foreign exchange rate averaged US$1.00 = C$1.24 for the first quarter of 2015 compared to an average rate of US$1.00 = C$1.10 for the same period in 2014.

Other

Other income in the first quarter of 2015 was $1.3 million compared to $2.8 million in the first quarter of 2014. The $1.3 million for the first quarter of 2015 represented overall favorable mark-to-market income related to copper and gold commodity price hedges, of which $3.4 million was realized income, partially offset by $2.1 million of unrealized loss. The $2.8 million for the first quarter of 2014 represented a settlement received in the first quarter of 2014 associated with interest on state tax refund received in 2010.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Income and Mining Tax (Benefit) Expense
For the first quarter of 2015, we had a tax benefit of $16.7 million compared to a tax benefit of $15.0 million for the first quarter of 2014. The relationship between income tax benefit and pre-tax loss is proportionally higher in the prior period due to both a successful conclusion to a tax appeal and an increase in the amount of our deferred taxes that will be realized, which increased our tax benefit for the first quarter of 2014 by $1.4 million and $2.3 million, respectively. The tax benefit for the first quarter of 2015 and the first quarter of 2014 included a $1.6 million loss and a $0.4 million gain, respectively, related to foreign exchange on deferred tax liabilities.
Operating Segment Discussion
The following discussion presents operating and financial results for the three months ended March 31, 2015 and 2014 for each operating reportable segment. This discussion does not include any of the idle molybdenum mining operations on care and maintenance and temporary suspension as of March 31, 2015.
Copper-Gold
Mount Milligan Mine
The following table summarizes Mount Milligan Mine's operating and financial results for the three months ended March 31, 2015 and 2014:

	Three Months Ended
(Unaudited)	March 31, 2015	March 31, 2014
Operational Statistics
Mined
Ore tonnes (000's)	4,328	3,278
Waste tonnes (000's)	3,195	3,316
Strip ratio	0.74	1.01
Milled (000's tonnes)	3,561	2,995
Copper ore grade (%)	0.26%	0.29%
Gold ore grade (g per tonne)	0.63	0.72
Copper recovery (%)	79.3%	79.2%
Gold recovery (%)	66.7%	59.0%
Concentrate production (dry tonnes)	30,345	28,166
Copper payable production (000's lb) (1)	15,405	14,243
Gold payable production (oz) (1)	46,119	39,243
Copper cash cost ($/payable lb produced) - By-Product (2)	$1.12	$2.48
Copper cash cost ($/payable lb produced) - Co-Product (2)	$1.64	$2.27
Gold cash cost ($/payable oz produced) - Co-Product (2)	$498	$606
Copper payable production sold (000's lb)	14,791	10,793
Gold payable production sold (oz)	36,750	23,874
Copper average realized sales price ($/lb) (2)	$2.47	$3.01
Gold average realized sales price ($/oz) (2)	$986	$1,025
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
General

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

During the first three months of 2015, throughput and production have been impacted by frozen and plugged feeders and unscheduled mechanical issues in other areas of the grinding and flotation circuits. Solutions are underway to address the issues experienced during the first quarter, as discussed previously. Due to the various issues experienced, we have used a minimal amount of temporary crushing for the first four months of 2015.

As expected, mill throughput is one of our most significant challenges at Mount Milligan, hence our decision to add secondary crushing capacity, as previously announced. We are currently performing detailed engineering work for the construction of the permanent secondary crushing circuit. Due to the weakness and volatility of metal prices, we continue to wait until market conditions improve and prices stabilize before moving ahead with construction. It is still our objective to achieve daily mill throughput of approximately 60,000 tpd by year-end. In light of our recent operational results we believe this objective may be more challenging to achieve than originally anticipated. Accordingly, we have revised our internal ramp-up schedule and our guidance for Mount Milligan. With our recent improvements in the mill and the utilization of the temporary secondary crushing circuit, we expect to positively impact throughput and recoveries to steadily improve production at Mount Milligan over the course of the remainder of the year.

As previously announced, in 2015 the detailed engineering phase for the permanent secondary crushing plant is expected to be completed and commitments are expected to be made for the long lead items. The final capital cost estimate for the project will be determined once the detailed engineering is completed, and it is expected to be near the high end of the previously announced range of $50 - $75 million, inclusive of the approximate $15 million in costs that we expect to incur in 2015 for the engineering work and commitments for long lead items. Once construction commences, we estimate that it will take approximately 18 months to complete. Once installed and commissioned, we expect that the permanent secondary crushing circuit will not only allow us to achieve mill throughput of 60,000 tpd on a consistent basis but will also increase mill throughput to approximately 62,500 tpd.

Copper and Gold Production and Cash Costs

For the three months ended March 31, 2015, compared to the three months ended March 31, 2014, there was a 7.7% increase in concentrate production (dry tonnes), an 8.2% increase in payable copper production, a 17.5% increase in payable gold production, and an 18.9% increase in mill throughput. Given the mine sequencing, copper ore grades were 10.3% lower in the first quarter of 2015 and copper recoveries were substantially the same in the first quarter of 2015 compared to the first quarter of 2014. Gold ore grades were 12.5% lower and gold recoveries were 13.1% higher in the first quarter of 2015 compared to the first quarter of 2014. As previously noted, non-GAAP unit cash costs for the first quarter of 2015 compared to the first quarter of 2014 improved primarily due to higher production, favorable movements in exchange rates and, for copper by-product cash costs, higher gold sales volumes in the first quarter of 2015.
The average foreign exchange rate was US$1.00 = C$1.24 for the first quarter of 2015 compared to US$1.00 = C$1.10 for the first quarter of 2014, resulting in a favorable impact on operating costs of approximately $4.7 million.
Copper and Gold Sold
During the three months ended March 31, 2015 compared to the three months ended March 31, 2014, copper sales volumes increased by 37.0% and gold sales volumes increased by 53.9%. During the three months ended March 31, 2015, we made four shipments and recognized three sales, compared to three shipments and two sales during the comparable period in 2014. The increased sales volumes were somewhat offset by a 17.9% lower average realized sales price for copper and a 3.8% lower average realized sales price for gold. The average realized prices for copper and gold for the first quarter of 2015 were impacted by falling metal prices, together with the final settlement of certain provisional payments together with mark-to-market adjustments for provisional payments not yet settled.
Capital Expenditures
During the three months ended March 31, 2015, we made C$15.5 million of capital expenditures for Mount Milligan Mine, consisting of C$12.6 million for ongoing operations, C$2.3 million for engineering work for the secondary crusher and C$0.6 million related primarily to the payment of accruals from 2014.
US Molybdenum Operating Activities
Langeloth Facility

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Operating results for the Langeloth Facility represent activities related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility. For the first quarter of 2015, this excluded product volumes and costs related to the roasting and processing of TC Mine and Endako Mine product inventory from 2014. The Langeloth Facility's costs associated with roasting and processing of TC Mine and Endako Mine product inventory are included in each Mine's respective operating results. Please refer to Note 18 above in the Item 1,"Financial Statements" for a further discussion.
As previously discussed, we are currently transitioning the Langeloth Facility into one of the largest third party molybdenum conversion plants in the world, which is expected to contribute to positive cash flow from our molybdenum business in 2015.
The following is a summary of the Langeloth Facility's operating results for the three months ended March 31, 2015 and 2014:

	Three Months Ended
(Unaudited)	March 31, 2015	March 31, 2014
Operational Statistics
Molybdenum sold from purchased product (000's lb)	1,733	1,254
Realized price on molybdenum sold from purchased product ($/lb)	$9.49	$10.37
Toll roasted and upgraded molybdenum processed (000's lb)	6,795	579
Roasted metal products processed (000's lb)	3,134	1,780
Molybdenum sold from third-party purchased molybdenum concentrate increased for the first quarter of 2015, as compared to the same period in 2014, as a result of our molybdenum mines being on care and maintenance and temporary suspension. The average realized sales price was $9.49 per pound for the first quarter of 2015, compared to $10.37 per pound for the first quarter of 2014, primarily due to falling molybdenum prices in the first quarter of 2015.
The volume of toll roasted and upgraded molybdenum processed during the first quarter of 2015 increased by 1,073.6%, compared to the same period in 2014, due to higher capacity for toll roasted and upgraded third-party material.
The volume of roasted metal products processed during the first quarter of 2015 increased by 76.1%, compared to the same period in 2014, due to increased customer demand and available material.
Liquidity and Capital Resources
Our financial position was as follows:

	As of
(US$ in millions)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$238.2	$265.6
Accounts receivable, including related party receivables	$42.0	$46.1
Accounts payable	$68.0	$93.1
Current portion of debt, including equipment financings	$27.3	$26.7
Total working capital	$243.9	$272.2
Total debt, including equipment financings	$938.8	$944.7
During the first quarter of 2015, our debt and liquidity positions were primarily affected by the following:

•
Cash used in operating activities of $5.3 million, which reflects four shipments of concentrate and three sales, which increased the concentrate inventory balances as of the end of the first quarter of 2015;

•	Capital expenditures of $13.2 million, primarily related to ongoing operations and engineering work for the secondary crusher at Mount Milligan Mine; and

•	Principal payments of $14.6 million primarily related to the open market repurchases of bonds and the repayment of equipment financings.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

We monitor our exposure to the prices of our products as well as the currencies in which we operate. During the first quarter of 2015, we entered into hedges to manage exposure to fluctuations in the prices of copper and gold (particularly the exposure between the provisional and final payments from our customers), and also purchased gold to satisfy our obligations under the Gold Stream Arrangement. During the first quarter of 2015, we also entered into hedges to manage exposure to the potential strengthening of the Canadian dollar against the US dollar. See Note 5 in Item 1 for further discussion.
In addition, during the first quarter of 2015 we repurchased $7.3 million of our senior unsecured notes in open market transactions. These transactions resulted in cash savings of $3.8 million, of which $0.4 million related to the discounted purchase, compared to the carrying value of the bonds, and $3.4 million related to future interest savings. During December 2014 and the first quarter of 2015, we repurchased a total of $33 million of our senior unsecured notes in open market transactions, resulting in future cash savings of $16.2 million, of which $2.9 million related to the discounted purchase, compared to the carrying value of the bonds, and $13.3 million related to future interest savings. We may from time to time redeem, retire and/or purchase more outstanding debt, depending upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. However, there can be no assurance that we will take any of these actions.
With expected cash flow from the Mount Milligan Mine at current copper and gold prices and foreign exchange rates, expected cash flow from our residual molybdenum operations at current molybdenum prices, and the $238.2 million of cash and cash equivalents as of March 31, 2015, we believe we will have sufficient liquidity to fund our planned capital expenditures, working capital needs and scheduled debt and interest payments. However, given our first quarter performance and our revised guidance, we expect our cash position at year end 2015 will be lower than the March 31, 2015 cash balance, depending upon commodity prices and Canadian foreign exchange rates. We expect our molybdenum business to generate positive cash flow in 2015. In addition, we will defer capital investment and/or exploration activities, as necessary, for cost containment purposes, as evidenced by our recent decision to defer the full capital investment for the secondary crusher at Mount Milligan Mine, until copper prices recover. None of our outstanding notes begin to mature until December 2017. Please refer to the discussion in “Overview” and “Outlook” sections above for further discussion.
In the long term, our ability to fund capital expenditures, working capital needs, and scheduled debt and interest payments will primarily depend on cash flow from Mount Milligan Mine. As our outstanding notes approach maturity, we will likely need to refinance the notes or seek additional financing, which may include debt or equity issuances, to ensure that we can maintain sufficient liquidity. We may also seek financing in the future to fund ongoing operations and/or capital requirements, to make acquisitions and for general corporate purposes.
Operating Cash Flows
Cash used in operating activities for the three months ended March 31, 2015 was $5.3 million compared to cash generated by operating activities of $16.2 million for the three months ended March 31, 2014. The decrease in cash flow from operations was primarily a result of the decrease in revenues, driven by lower molybdenum sales due to TC Mine, and Endako Mine, being on care and maintenance and temporary suspension, partially offset by increased copper and gold sales from Mount Milligan Mine. For the three months ended March 31, 2015 and 2014, cash flow from operations decreased $5.5 million and benefited $6.8 million, respectively, in net payables related to the Gold Stream Arrangement for undelivered ounces.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2015 and 2014, was $6.8 million and $37.5 million, respectively. This decline is primarily related to the completion of the construction and development of Mount Milligan Mine and related permanent operations residence. During the first three months of 2015, we spent $13.2 million on property, plant, equipment and development expenditures primarily related to ongoing operating capital and the construction of the secondary crusher. During the first three months of 2014, we spent $21.8 million on property, plant, equipment and development expenditures primarily related to the construction of the permanent operations residence at Mount Milligan and the payments of 2013 accruals related to the construction and development of Mount Milligan Mine. Payments of capitalized interest primarily related to development of Mount Milligan Mine were $0.7 million during the first quarter of 2015 as compared to $6.3 million for the comparable quarter in 2014.
Reclamation deposits were nil and $10.0 million for the three months ended March 31, 2015 and 2014, respectively, for cash collateral that was posted against existing surety bonds for reclamation bonds. During the first quarter of 2015 we released $7.1 million of restricted cash comprised primarily of a $5.7 million refund of outstanding letters of credit/demand guarantees facility for an environmental bond with Fisheries and Oceans Canada related to Mount Milligan. These letters of credit were terminated and replaced with letters of credit arrangements secured by a guarantee from a surety bond provider. Additionally,

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

$1.4 million in holdback liabilities related to construction and development of Mount Milligan Mine and related permanent operations residence were released. During the first quarter of 2014, we released $0.6 million of restricted cash related to construction hold-back accounts for the construction of Mount Milligan Mine.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2015 and 2014 was $14.3 million and $9.0 million, respectively. The increase was due primarily to repurchases of senior unsecured notes and payments on equipment financings.
Off-Balance Sheet Arrangements
As of March 31, 2015, we have commitments to purchase approximately 12.7 million pounds of molybdenum sulfide concentrate from 2015 to 2017 to be priced at the time of purchase. In addition, we have fixed-priced contracts, under which we have committed to sell approximately 529.7 thousand pounds of molybdenum in 2015 at an average market price of $12.26 per pound.
Transactions with our Endako Mine Joint Venture Partner

Our total sales to a company affiliated with Sojitz, our Endako Mine joint venture partner, represented 5.0% and 14.9% of our total revenues for the three months ended March 31, 2015 and 2014, respectively. See Note 16 within Item 1 of this 10-Q for more information about transactions with this joint venture partner.
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
For the first five quarters ended March 31, 2015, the significant non-cash items were the net realized and unrealized gain and losses related to the impact of foreign exchange due primarily to intercompany notes and related tax effects and asset impairments and related materials and supplies inventory impairments.
In connection with our strategy to manage cash balances, fund our operations and provide future tax benefits, we may enter into intercompany loan arrangements. At times, the loans are denominated in currencies other than the measurement currency of one of the parties. US GAAP requires that notes that are intended to be repaid should not be considered a capital contribution, and, therefore, the foreign exchange fluctuations related to these loans impact net income (loss) each period. At each period end, we compare the exchange rate between the Canadian and US dollars to the exchange rate at the end of the prior reporting period. The difference between those rates is recorded as an unrealized gain or loss on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Settlement of these intercompany loans results in realized foreign exchange gains or losses recorded on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As the loans between the parent company and its subsidiaries are the primary driver of our foreign exchange gains and losses, as discussed above, management does not consider gains or losses on foreign exchange in its

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

evaluation of our financial performance. We believe that presentation of our non-GAAP measures excluding these gains or losses provides useful information to our investors regarding our financial condition and results of operations.
We review and evaluate our long-lived assets for impairment using a two-step approach when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. We experienced non-cash impairment write downs of our long-lived assets during 2014, as described in our 2014 Form 10-K, Note 5 within Item 8, and, therefore, these charges should not be considered non-recurring. Management does not consider these impairment charges in its evaluation of our financial performance and excludes non-cash asset write-downs and related tax impacts from adjusted net income (loss) and adjusted net income (loss) per share — basic and diluted. We believe that presentation of our non-GAAP measures excluding these non-cash impairment losses provides useful information to our investors regarding our financial condition and results of operations.
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
The following tables reconcile net income (loss) presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per share—basic and diluted, for the three months ended March 31, 2015 and for the previous four quarters. All figures within the tables are unaudited and are presented in US$ in millions, except shares and per share amounts.
Non-GAAP reconciliation

	Three Months Ended
	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014	Mar 31 2014
Net income (loss)	$(87.2)	$(135.6)	$(11.1)	$61.6	$(39.1)
Add (Deduct):
Asset impairments	—	104.8	—	—	—
Tax benefit of asset impairments (1)	—	(7.0)	—	—	—
(Gain) loss on foreign exchange (2)	89.8	34.8	59.7	(41.9)	46.1
Tax expense (benefit) on foreign exchange (gain) loss	(16.8)	(7.0)	(10.3)	2.3	(2.7)
Non-GAAP adjusted net income (loss)	$(14.2)	$(10.0)	$38.3	$22.0	$4.3

Net income (loss) per share
Basic	$(0.41)	$(0.63)	$(0.05)	$0.35	$(0.23)
Diluted	$(0.41)	$(0.63)	$(0.05)	$0.28	$(0.23)
Adjusted net income (loss) per share
Basic	$(0.07)	$(0.05)	$0.18	$0.13	$0.03
Diluted	$(0.07)	$(0.05)	$0.17	$0.10	$0.02
Weighted-average shares
Basic	214.4	214.1	213.9	174.5	171.6
Diluted	214.4	214.1	220.4	220.3	216.4
_______________________________________________________________________________
(1) The asset impairment for Endako Mine and TC Mine in 2014 did not have a net tax impact due to offsetting valuation allowance movement; therefore, the non-GAAP adjusted net income (loss) presentation excluded this tax effect.
(2) Included a foreign exchange loss of $1.6 million; foreign exchange gains $0.5 million and $0.6 million; a foreign exchange loss of $0.4 million; and a foreign exchange gain of $0.4 million; presented in income and mining tax expense (benefit) in the

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Condensed Consolidated Statements of Operations for the three months ended March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.
Copper-Gold Operations - Unit Cash Cost and Average Realized Price per Payable Pound or Payable Ounce Sold
Unit cash cost on a by-product and co-product basis are considered key measures in evaluating operating performance in our Copper-Gold operations, as well as measures of profitability and efficiency on a consolidated basis. Although unit cash cost on a by-product and co-product basis are not measures of financial performance, do not have standardized meaning prescribed by US GAAP, and may not be comparable to similar measures presented by other companies, we believe these non-GAAP measures provide useful supplemental information to investors.
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
Non-GAAP cash cost

	Three Months Ended
(US$ in millions)	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014	Mar 31 2014
Direct mining costs (1)	$37.4	$45.2	$48.8	$39.8	$49.6
Truck and rail transportation and warehousing costs	4.4	3.3	3.8	4.6	1.6
Costs reflected in inventory and operations costs	$41.8	$48.5	$52.6	$44.4	$51.2
Refining and treatment costs	4.5	4.6	4.4	5.7	2.8
Ocean freight and insurance costs	2.0	1.5	1.1	1.5	2.0
Direct costs reflected in revenue and selling and marketing costs	$6.5	$6.1	$5.5	$7.2	$4.8
Non-GAAP cash costs	$48.3	$54.6	$58.1	$51.6	$56.0
Reconciliation to amounts reported (US$ in millions)
Direct costs	$(6.5)	$(6.1)	$(5.5)	$(7.2)	$(4.8)
Changes in inventory	(7.0)	(6.2)	(4.5)	25.0	(8.0)
Silver by-product credits (2)	(1.2)	(0.9)	(1.1)	—	(0.7)
Non cash costs and other	0.2	—	0.4	0.3	0.3
Copper-Gold segment US GAAP operating expenses	$33.8	$41.4	$47.4	$69.7	$42.8
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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

By-Product

	Three Months Ended
(US$ in millions, except pounds and per pound amounts)	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014	Mar 31 2014
Copper payable production (000's lbs)	15,405	18,024	16,267	16,035	14,243
Non-GAAP cash cost	$48.3	$54.6	$58.1	$51.6	$56.0
Gold sales (1)	$36.2	$39.0	$55.2	$54.4	$24.5
Less: gold sales related to deferred portion of Gold Stream Arrangement	(6.4)	(6.3)	(10.8)	(9.7)	(4.4)
Net gold by-product credits	$29.8	$32.7	$44.4	$44.7	$20.1
Silver by-product credits (2)	1.2	0.9	1.1	1.6	0.7
Total by-product credits	$31.0	$33.6	$45.5	$46.3	$20.8
Non-GAAP cash cost net of by-product credits	$17.3	$21.0	$12.6	$5.3	$35.2
Non-GAAP unit cash cost	$1.12	$1.16	$0.77	$0.33	$2.48
_______________________________________________________________________________
(1) Excluded refining and treatment charges.
(2) Silver sales are reflected as a credit to operating costs.

Co- Product

	Three Months Ended
(US$ in millions, except pounds, ounces and per unit amounts)	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014	Mar 31 2014
Copper payable production (000’s lbs)	15,405	18,024	16,267	16,035	14,243
Gold payable production in Cu eq. (000’s lbs) (1)	14,082	10,954	15,976	10,125	10,377
Payable production (000’s lbs)	29,487	28,978	32,243	26,160	24,620

Non-GAAP cash cost allocated to Copper	$25.2	$34.0	$29.3	$31.6	$32.5
Non-GAAP unit cash cost	$1.64	$1.88	$1.80	$1.97	$2.27

Non-GAAP cash cost allocated to Gold	$23.1	$20.6	$28.8	$20.0	$23.5
Gold payable production (ounces)	46,119	40,967	60,366	37,030	39,243
Non-GAAP unit cash cost	$498	$506	$477	$538	$606
______________________________________________________________________________

(1) Gold has been converted from payable ounces to thousands of copper equivalent pounds by using the gold production for the periods presented, using a gold price of $806, $829, $840, $842 and $845 per ounce for the three months ended March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively, (adjusted for the Royal Gold price of $435 per ounce) and a copper price of $2.64, $3.10, $3.17, $3.08 and $3.19 per pound for the three months ended March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.
Average realized sales price
The average realized sales price per payable pound or payable ounce sold is calculated by dividing copper or gold sales revenue, gross, by the pounds or ounces sold, respectively, as shown in the tables below.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Average realized sales price for Copper

	Three Months Ended
(US$ in millions, except pounds, ounces and per unit amounts)	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014	Mar 31 2014
Payable pounds of copper sold (000's lb)	14,791	15,478	16,482	21,939	10,793
Copper sales, net	$32.2	$38.2	$45.7	$64.8	$29.8
Refining and treatment costs	4.3	4.4	4.2	5.4	2.7
Copper sales, gross	$36.5	$42.6	$49.9	$70.2	$32.5
Average realized sales price per payable pound sold (1)	$2.47	$2.75	$3.02	$3.20	$3.01
Average realized sales price for Gold
Payable ounces of gold sold under Gold Stream Arrangement	19,154	20,217	29,965	26,990	12,375
TCM share of payable ounces of gold sold to MTM Customers	17,596	18,692	28,009	24,993	11,499
Payable ounces of Gold sold	36,750	38,909	57,974	51,983	23,874

Gold sales related to cash portion of Gold Stream Arrangement	$8.3	$8.8	$13.0	$11.7	$5.4
Gold sales related to deferred portion of Gold Stream Arrangement	6.4	6.3	10.8	9.7	4.4
Gold sales under Gold Stream Arrangement	14.7	15.1	23.8	21.4	9.8
TCM share of gold sales to MTM Customers	21.3	23.7	31.2	32.7	14.6
Gold sales, net	36.0	38.8	55.0	54.1	24.4
Refining and treatment charges	0.2	0.2	0.2	0.3	0.1
Gold sales, gross	$36.2	$39.0	$55.2	$54.4	$24.5

Average realized sales price related to cash portion of Gold Stream Arrangement	$435	$435	$435	$435	$435
Average realized sales price related to deferred portion of Gold Stream Arrangement	$334	$312	$359	$359	$359
Average realized sales price per payable ounce sold under Gold Stream Arrangement	$769	$747	$794	$794	$794
Average realized sales price per payable ounce sold for TCM share (1)	$1,220	$1,279	$1,121	$1,320	$1,234
Average realized sales price per payable ounce sold (1)	$985	$1,002	$952	$1,047	$1,025
__________________________________________________________________________
(1) The average realized sales price per payable pound of copper sold and per payable ounce of gold sold is impacted by any final volume and pricing adjustments and mark-to-market adjustments for shipments made in prior periods.
Critical Accounting Estimates
Change in Estimate
The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are set forth in our 2014 Form 10-K and have not changed.
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
At March 31, 2015, we had copper sales totaling 14.8 million pounds of copper recorded at an average realized price of $2.47 per pound, of which approximately 10.6 million pounds are subject to final pricing over the next several months. We estimate that each $0.10 change in the price realized from the March 31, 2015 provisional price recorded would have a net impact on consolidated revenues in the first quarter of 2015 of approximately $1.4 million. Additionally, at March 31, 2015, under derivative contracts designed to hedge our copper price risk, we had contracts to sell 1.1 million pounds of copper at an approximate price of $3.05 per pound through May 2015.

At March 31, 2015, we had gold sales totaling 36,750 ounces of gold recorded at an average realized price of $986 per ounce, of which approximately 24,974 ounces are subject to final pricing over the next several months. We estimate that each $25 change in the price realized from the March 31, 2015 provisional price recorded would have a net impact on our share of the consolidated revenues in the first quarter of 2015 of approximately $0.4 million.

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
At March 31, 2015, under derivative contracts designed to hedge gold price risk, we had contracts to purchase 16,310 ounces of gold at prices to be determined and to sell 21,500 ounces at prices $1,150 - $1,200 per ounce.
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
For the quarter ended March 31, 2015, we estimate that for each $1 per pound change in the price realized for molybdenum sales (using molybdenum pounds sold from our mines), our 2015 revenue would change by approximately $2.6 million.
The following table sets forth our outstanding provisionally-priced molybdenum contracts as of March 31, 2015:

Pounds to be Sold/Purchased
(000's lb)
Provisionally-priced contracts:
Purchases	1,030.0
Fixed-price sales contracts:
Molybdenum committed (1)	529.7
(1) As of March 31, 2015 for our fixed-priced molybdenum sales contracts the average price per pound is $12.26.
For the three months ended March 31, 2015 and 2014, we treated these contracts as normal purchase and normal sales contracts.
In the normal course of operations, we enter into agreements for the purchase of molybdenum. As of March 31, 2015, we had commitments to purchase approximately 12.7 million pounds of molybdenum sulfide concentrate from 2015 to 2017, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.
Other
In the normal course of operations, we enter into agreements for the purchase of natural gas for use at the Langeloth facility. As of March 31, 2015, we had commitments to purchase approximately 94.5 thousand dekatherms (dt) from April 2015 - September 2016 at prices ranging from $2.91-$3.38.
In April 2015, we entered into an agreement in which we will purchase approximately 1.1 million gallons of diesel fuel between May 2015 and December 2015 at a price of $1.90 per gallon. Under the contract, we will also purchase approximately 1.6 million gallons during 2016, at a price of $2.00 per gallon.
Foreign Currency Exchange Risk
We transact business in various currencies in the normal course of operations. All of our revenues are denominated in the US dollar; however, we pay certain expenses attributable to its Canadian operations in the Canadian dollar. As a result, we have ongoing foreign exchange translation risk with respect to our Canadian operations. A decrease of 10% in the value of the US dollar relative to the Canadian dollar would have lowered operating income or raised operating loss during the three months ended March 31, 2015 by approximately $5.4 million.
To help mitigate this risk, we enter into foreign currency forward contracts from time to time, in which we have agreed to buy Canadian dollars at an agreed-upon rate. Please refer to Note 5 within Item 8 of this 10-K for further discussion. We record our currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of March 31, 2015, we had 18 open foreign currency contracts.

ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
TCM's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to TCM's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of March 31, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM's disclosure controls and procedures are effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.
PART II
PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We are involved in or subject to legal proceedings from time to time related to our business. While it is not feasible to predict or determine the outcome of such proceedings, it is the opinion of management that the resolution of such proceedings is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS
Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended March 31, 2015.
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
ITEM 5.   OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Description
3.1	Notice of Articles, dated October 21, 2013 (incorporated by reference to Exhibit 4.1 to TCM's Registration Statement on Form S-8 filed with the SEC on November 22, 2013).
3.2	Certificate of Continuation, dated July 29, 2008 (incorporated by reference to Exhibit 3.1 to TCM's Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on March 1, 2010).
3.3	Restated Articles of Continuance, effective May 14, 2014 (incorporated by reference to Exhibit 3.1 to TCM's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).
* **10.1	Copper Concentrate Sales Agreement, effective October 15, 2014, between Terrane Metals Corp. and Pan Pacific Copper Co. Ltd.
†10.2
Amended and Restated Employment Agreement, dated March 16, 2015, between Thompson Creek Metals Company USA and Mark A. Wilson (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on March 18, 2015).

†10.3
Form of Performance Share Unit Award Agreement under the Amended and Restated Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2015 to December 31, 2018 performance period (executive officer) (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on March 18, 2015).

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
*101
The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders' Equity, and (v) related notes to these financial statements.

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

THOMPSON CREEK METALS COMPANY INC.
Registrant

May 6, 2015	/s/ JACQUES PERRON
Date	Jacques Perron (President and Chief Executive Officer)

May 6, 2015	/s/ PAMELA L. SAXTON
Date	Pamela L. Saxton (Principal Financial Officer and Principal Accounting Officer)