Form 10-Q
period 2015-06-30
Thompson Creek Metals Co Inc.
filed 2015-08-06
CIK 1415020

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Or
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
As of August 4, 2015, there were 221,233,232 shares of the registrant's common stock, no par value, outstanding.

Thompson Creek Metals Company Inc.

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(US dollars in millions, except share amounts)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$211.1	$265.6
Accounts receivable (Note 2)	31.4	42.0
Accounts receivable-related parties (Note 15)	0.2	4.1
Product inventory (Note 3)	76.8	96.6
Materials and supplies inventory	26.3	30.4
Prepaid expenses and other current assets	7.1	7.7
Income and mining taxes receivable	0.5	0.5
Restricted cash	—	1.6
Deferred income tax assets (Note 13)	0.2	0.1
	353.6	448.6
Property, plant, equipment and development, net (Note 4)	2,063.6	2,218.3
Restricted cash	—	5.7
Reclamation deposits	10.3	10.3
Other assets	40.5	35.4
Deferred income tax assets (Note 13)	133.3	128.0
	$2,601.3	$2,846.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$80.7	$93.1
Income, mining and other taxes payable	1.5	1.8
Current portion of Gold Stream deferred revenue (Note 9)	40.3	40.4
Current portion of long-term debt (Notes 8 and 10)	1.4	3.9
Current portion of long-term lease obligations (Note 7)	24.9	22.8
Deferred income tax liabilities (Note 13)	13.5	14.1
Other current liabilities	0.3	0.3
	162.6	176.4
Gold Stream deferred revenue (Note 9)	705.3	721.1
Long-term debt (Notes 8 and 10)	831.3	872.3
Long-term lease obligations (Note 7)	40.0	45.7
Other liabilities	4.8	5.2
Asset retirement obligations	35.5	35.3
Deferred income tax liabilities (Note 13)	97.4	102.8
	1,876.9	1,958.8
Commitments and contingencies (Note 12)
Shareholders' equity
Common stock, no-par, 221,001,135 and 214,148,315 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,195.7	1,186.1
Additional paid-in capital	80.2	86.6
Accumulated deficit	(333.8)	(246.9)
Accumulated other comprehensive income (loss)	(217.7)	(138.3)
	724.4	887.5
	$2,601.3	$2,846.3
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(US dollars in millions, except per share amounts)	2015	2014	2015	2014
REVENUES
Copper sales	$49.3	$64.8	$81.5	$94.6
Gold sales	56.3	54.1	92.3	78.5
Molybdenum sales	20.9	126.3	63.7	229.2
Tolling, calcining and other	7.6	3.2	19.6	7.1
Total revenues	134.1	248.4	257.1	409.4
COSTS AND EXPENSES
Cost of sales
Operating expenses	75.3	148.2	158.3	261.8
Depreciation, depletion and amortization	26.8	33.0	46.8	55.6
Total cost of sales	102.1	181.2	205.1	317.4
Selling and marketing	2.2	3.6	5.2	7.7
Accretion expense	0.6	0.9	1.2	1.8
General and administrative	4.9	5.2	10.5	11.8
Exploration	0.1	0.2	0.1	0.3
Costs for idle mining operations	12.1	—	17.7	—
Total costs and expenses	122.0	191.1	239.8	339.0
OPERATING INCOME (LOSS)	12.1	57.3	17.3	70.4
OTHER (INCOME) EXPENSE
(Gain) loss on foreign exchange	(16.9)	(42.3)	71.3	4.2
Interest and finance fees	22.3	23.3	44.9	46.9
Loss from debt extinguishment	3.1	0.5	2.8	0.5
Interest (income) expense	—	(0.1)	(0.1)	(0.2)
Other	(1.8)	(0.2)	(3.1)	(3.0)
Total other (income) expense	6.7	(18.8)	115.8	48.4
Income (loss) before income and mining taxes	5.4	76.1	(98.5)	22.0
Total income and mining tax expense (benefit)	5.1	14.5	(11.6)	(0.5)
NET INCOME (LOSS)	$0.3	$61.6	$(86.9)	$22.5
COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	17.1	42.0	(79.4)	(3.6)
Total other comprehensive income (loss)	17.1	42.0	(79.4)	(3.6)
Total comprehensive income (loss)	$17.4	$103.6	$(166.3)	$18.9

NET INCOME (LOSS) PER SHARE
Basic	$0.00	$0.35	$(0.40)	$0.13
Diluted	$0.00	$0.28	$(0.40)	$0.10
Weighted-average number of common shares
Basic	218.0	174.5	216.2	173.1
Diluted	218.1	220.3	216.2	217.3
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(US dollars in millions)	2015	2014	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$0.3	$61.6	$(86.9)	$22.5
Items not affecting cash:
Depreciation, depletion and amortization	26.8	33.0	46.8	55.6
Deferred revenue related to Gold Stream Arrangement	(10.0)	(9.7)	(16.4)	(14.1)
Accretion expense	0.6	0.9	1.2	1.8
Amortization of finance fees	1.2	1.3	2.4	2.6
Stock-based compensation	1.8	1.5	3.1	2.6
Obsolete materials and supplies inventory write downs	—	0.1	—	0.2
Product inventory write downs	1.8	1.1	7.0	6.6
Deferred income tax benefit	5.0	7.8	(10.1)	(9.3)
Unrealized gain on financial instruments and mark-to-market adjustments	(6.0)	(2.8)	—	(3.2)
Unrealized foreign exchange (gain) loss	(16.0)	(44.0)	70.6	3.6
Debt extinguishment	0.7	(0.1)	0.4	(0.1)
Change in current assets and liabilities (Note 16)	11.9	(4.1)	0.2	(12.8)
Gold Stream Arrangement net payable	5.8	4.1	0.3	10.9
Cash generated by (used in) operating activities	23.9	50.7	18.6	66.9
INVESTING ACTIVITIES
Capital expenditures	(9.7)	(26.7)	(22.9)	(48.5)
Capitalized interest payments	(0.3)	(0.6)	(1.0)	(6.9)
Restricted cash	0.1	(0.6)	7.2	—
Reclamation deposit	—	—	—	(10.0)
Cash generated by (used in) investing activities	(9.9)	(27.9)	(16.7)	(65.4)
FINANCING ACTIVITIES
Equipment financings and repayments	(6.1)	(5.5)	(12.6)	(10.8)
Repayment of long-term debt	(1.0)	(5.1)	(2.3)	(8.8)
Senior unsecured note repurchase	(34.2)	—	(41.0)	—
Proceeds (costs) from issuance of common shares, net	0.2	—	0.5	—
Cash generated by (used in) financing activities	(41.1)	(10.6)	(55.4)	(19.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	1.2	(1.0)	0.3
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27.1)	13.4	(54.5)	(17.8)
Cash and cash equivalents, beginning of period	238.2	202.7	265.6	233.9
Cash and cash equivalents, end of period	$211.1	$216.1	$211.1	$216.1
Supplementary cash flow information (Note 16)
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
(US dollars in millions, share data in thousands)	Shares	Amount
Balances at December 31, 2014	214,148	$1,186.1	$86.6	$(246.9)	$(138.3)	$887.5
Amortization of stock-based compensation	—	—	3.1	—	—	3.1
Shares issued under stock-based compensation	748	2.4	(2.3)	—	—	0.1
Settlement of tangible equity units	6,105	7.2	(7.2)	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	(86.9)	—	(86.9)
Foreign currency translation	—	—	—	—	(79.4)	(79.4)
Total comprehensive income (loss)						$(166.3)
Balances at June 30, 2015	221,001	$1,195.7	$80.2	$(333.8)	$(217.7)	$724.4
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements - Unaudited
(US dollars in millions, except per share amounts)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") have been condensed or omitted. This report should be read in conjunction with the Thompson Creek Metals Company Inc. ("TCM," "Company," "we," "us" or "our") consolidated financial statements and notes contained in its Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K") filed with the Securities and Exchange Commission ("SEC"). The information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other quarter or for the year ending December 31, 2015.
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
As used herein, "Mount Milligan Mine" refers to TCM's conventional truck-shovel open-pit copper and gold mine and concentrator with a copper-gold flotation processing plant in British Columbia, Canada; "Langeloth Facility" refers to TCM's Langeloth Metallurgical Facility in Pennsylvania, USA; "TC Mine" refers to Thompson Creek Mine, TCM's open-pit molybdenum mine and concentrator in Idaho, USA, and "Endako Mine" refers to the open-pit molybdenum mine, concentrator and roaster in British Columbia, Canada in which TCM owns a 75% joint venture interest. Due to continued weakness in the molybdenum market Endako Mine was placed on temporary suspension in December 2014 and then was placed on care and maintenance effective July 1, 2015. As previously disclosed in TCM's 2014 Form 10-K, TC Mine was placed on care and maintenance in December 2014 after the processing of stockpiled ore from Phase 7 was completed. During the six months ended June 30, 2015, TC Mine conducted limited stripping for the next phase of mining (referred to as “Phase 8”). As part of TCM's cost reduction measures, further stripping at TC Mine will cease effective August 6, 2015. The costs related to the six-month temporary suspension of Endako Mine and care and maintenance at TC Mine are reflected in costs for idle mining operations in the statement of operations for the first six months of 2015.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

2. Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts and were comprised of the following:

	June 30, 2015	December 31, 2014
Receivables
Trade receivables	$29.8	$41.0
Mark-to-market adjustments on trade receivables relating to provisional invoices for Mount Milligan Mine copper and gold concentrate sales	(3.0)	(3.5)
Goods and services sales tax refunds	2.3	2.0
Settlement receivables on hedges and other miscellaneous receivables	2.3	2.5
	$31.4	$42.0
Related party receivables	0.2	4.1
	$31.6	$46.1
3. Inventory
The carrying value of product inventory was as follows:

	June 30, 2015	December 31, 2014
Copper and Gold Inventory
Concentrate	$31.3	$29.4
Stockpiled ore	14.2	8.3
	$45.5	$37.7
Molybdenum Inventory
Finished product	$16.8	$45.0
Work-in-process	14.1	13.5
Stockpiled ore	0.4	0.4
	$31.3	$58.9
	$76.8	$96.6
As of June 30, 2015 and June 30, 2014, the carrying value of TCM's molybdenum inventory exceeded its market value, resulting in write downs of $1.9 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $7.5 million and $8.0 million for the six months ended June 30, 2015 and 2014, respectively.

The following table sets forth the inventory write downs in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
US Molybdenum
Operating expense	$1.8	$—	$5.6	$—
Depreciation, depletion and amortization	0.1	—	0.4	—
Canadian Molybdenum
Operating expense	—	1.1	1.4	6.6
Depreciation, depletion and amortization	—	0.1	0.1	1.4
	$1.9	$1.2	$7.5	$8.0

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

4. Property, Plant, Equipment and Development, Net
Property, plant, equipment and development, net, was comprised of the following:

	June 30, 2015	December 31, 2014
Mining properties and mineral reserves	$688.5	$703.7
Mining and milling equipment and facilities (1)	1,413.7	1,523.4
Processing facilities	171.1	171.1
Construction-in-progress (2)	29.5	23.1
Other	10.1	6.5
	2,312.9	2,427.8
Less: Accumulated depreciation, depletion and amortization	(249.3)	(209.5)
	$2,063.6	$2,218.3
(1) As of June 30, 2015, mining and milling equipment and facilities included $13.0 million for the settlement of outstanding claims from two contractors that provided construction and installation services for the Mount Milligan project.
(2) The construction-in-progress balance was $29.5 million and $23.1 million, as of June 30, 2015 and December 31, 2014, respectively, and consists primarily of projects at Mount Milligan Mine.

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
The following table provides details about the fair values of TCM's derivative assets and liabilities:

	Fair Value as of
	June 30, 2015	December 31, 2014
Assets (1)
Commodity contracts	$1.5	$1.8
Forward currency contracts	$0.2	$—
Total	$1.7	$1.8
Liabilities (1)
Commodity contracts	$0.1	$—
Provisionally-priced contracts	$1.3	$—
Forward currency contracts	$0.1	$0.3
Total	1.5	0.3
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
The following table sets forth the gains (losses) on derivative instruments for the periods presented:

		Three Months Ended		Six Months Ended
Derivative Type and Activity	Statement of Operations Classification	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gold hedges related to Gold Stream Arrangement	Gold sales	$(0.2)	$0.1	$0.5	$0.3
Provisional priced MTM gold sales	Gold sales	$0.5	$1.1	$(0.7)	$0.9
Provisional priced MTM copper sales	Copper sales	$(4.3)	$3.6	$1.2	$2.2
Copper and Gold hedges; other commodity contracts	Other	$1.8	$(0.1)	$3.1	$—
Forward currency contracts	Gain (loss) on foreign exchange, net	$0.9	$0.2	$(0.7)	$0.7
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
In addition to the Gold Stream Risk and in connection with the sale of concentrate from Mount Milligan Mine, TCM is exposed to copper and gold price fluctuations between the dates of concentrate shipment, provisional payment and final payment. In order to hedge the price risk for the metals contained in concentrate, TCM has entered into certain forward copper and gold purchase and sale contracts pursuant to which it purchases copper or gold at an average price during a quotational period and sells copper or gold at a spot price. Additionally, TCM has entered into zero cost collars pursuant to which it agrees with a counterparty to a floor and ceiling relative to future prices of gold and copper. If the gold or copper price is below the floor, the counterparty pays TCM the difference between the price and the floor. If the gold or copper price is above the ceiling, TCM pays the counterparty the difference between the ceiling and the price. TCM records its copper and gold commodity contracts at fair value using a market approach based on observable quoted market prices and contracted prices. These activities are intended to protect against the price risk related to the MTM Customer purchase contracts. Additionally TCM also enters into fuel hedges to manage its exposure to price fluctuations in the cost of diesel purchased for use in operations.
The following table provides details of TCM's commodity contracts as of June 30, 2015:

	Quantity	Sell Price	Buy Price	Maturities Through
Gold Hedge Purchases related to Gold Stream Arrangement (oz)	21,840	TBD	$1,199 - $1,202	July 2015 - November 2015
Forward Gold Sales (oz)	4,900	$1,222	TBD	July 2015 - August 2015
Forward Copper Sales (lb)	5,511,550	$2.86	TBD	July 2015 - August 2015
Fuel Hedges (gallons)	2,370,000	N/A	$1.90 - $2.00	July 2015 - December 2016

	Quantity	Put Price	Call Price	Maturities Through
Gold Collars (oz)	12,000	$1,175 - $1,200	$1,267 - $1,360	July 2015 - December 2015
Copper Collars (lb)	13,227,720	$2.00	$2.99	July 2015 - December 2015
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

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

5. Financial Instruments (Continued)

The following table sets forth TCM's outstanding provisionally-priced contracts as of June 30, 2015:

		Average Price Per Unit
	Open Positions	Contract	Market	Maturities Through
Embedded derivatives in provisional sales contracts
Copper (millions of pounds)	26.7	TBD	TBD	October 2015
Gold (ounces)	45,252	TBD	TBD	August 2015
Embedded derivatives in provisional purchase contracts
Molybdenum (millions of pounds)	1.8	$6.45	TBD	August 2015
Forward Currency Contracts
TCM transacts business in various currencies in the normal course of its operations and for capital expenditures. In addition, although TCM's revenues are denominated in US dollars, TCM has ongoing foreign exchange risk with respect to its Canadian operations. To help mitigate this risk, TCM has entered into foreign currency forward contracts pursuant to which it has agreed to buy Canadian dollars at an agreed-upon rate. TCM records its currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of June 30, 2015, TCM had 11 open foreign currency option contracts.
The following table provides details of TCM's forward currency contracts as of June 30, 2015:

	Notional Amount	Buy Price	Maturities Through
Forward currency contracts	C$27,000,000	$1USD/C$1.25	July 2015 - October 2015
Fixed-Priced Contracts
TCM enters into certain sales contracts pursuant to which it sells molybdenum products at certain times in the future at fixed prices. These fixed prices may be different than the quoted market prices at the date of sale. TCM has elected to treat these contracts as normal sale contracts.
The Gold Stream Arrangement contains an agreement to sell gold at a fixed price, but it does not meet the definition of a derivative instrument. See discussion of the Gold Stream Arrangement in Note 9.
The following table sets forth TCM's outstanding molybdenum fixed-priced sales contracts as of June 30, 2015:

	Quantity (000's lb)	Sell Price	Maturities Through
Molybdenum fixed price sales	536.4	$12.14	November 2015
6. Fair Value Measurement
US GAAP includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). TCM's policy is to recognize transfers into and out of Level 3 as of the actual date of the event or change in circumstances. There were no transfers into or out of Level 1, 2 or 3 during the three and six months ended June 30, 2015. The following table sets forth a reconciliation of activity related to Level 3 financial liabilities for the six months ended June 30, 2015:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

6. Fair Value Measurement (Continued)

Debt
Balance at January 1, 2015	$0.4
Settlement of tMEDS	(0.4)
Balance at June 30, 2015	$—
The following table sets forth TCM's financial liabilities measured at fair value by level within the fair value hierarchy. As required, liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement, as discussed in Note 2 to the 2014 Form 10-K.

	Fair Value at June 30, 2015
	Total	Level 1	Level 2	Level 3
Liabilities
Senior secured notes	$334.1	$—	$334.1	$—
Senior unsecured notes	451.5	—	451.5	—
	$785.6	$—	$785.6	$—

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities
Senior secured notes	$393.2	$—	$393.2	$—
Senior unsecured notes	453.3	—	453.3	—
tMEDS	0.4	—	—	0.4
	$846.9	$—	$846.5	$0.4

For more information regarding the classification and valuation methods used for TCM's Level 2 and 3 financial liabilities, see Note 6 within Item 8 of TCM's 2014 Form 10-K.

As of June 30, 2015, the carrying values of the 9.75% senior secured notes were lower than their fair values of approximately $334.1 million, while the carrying value of the 7.375% senior unsecured notes and the 12.5% senior unsecured notes were higher than their fair values of $278.2 million and $173.3 million, respectively. TCM determined the fair value of the notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads. See Note 8 for more information regarding the debt.

On May 15, 2015, the prepaid share purchase contract portion of each outstanding tangible equity units ("tMEDS") was automatically settled at the maximum settlement rate of 5.3879 shares of common stock. TCM issued a total of 6,105,210 shares of common stock in connection with such settlement. See Note 10 for more information regarding the tMEDS.

7. Leases
TCM's total capital lease obligations consisted of the following:

	June 30, 2015	December 31, 2014
Equipment Facility capital leases	$24.6	$20.3
Equipment Facility sale leaseback	38.5	45.9
Endako Mine sale leaseback	1.8	2.3
Total lease obligations	64.9	68.5
Less: Current portion	(24.9)	(22.8)
Total long-term lease obligations	$40.0	$45.7

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

7. Leases (Continued)

On March 30, 2011, TCM entered into an equipment financing facility, as amended from time to time (the "Equipment Facility"), pursuant to which Caterpillar Financial Services Limited ("Caterpillar") agreed to underwrite up to $132.0 million in mobile fleet equipment financing for Mount Milligan Mine. Each borrowing under the Equipment Facility represents a capital lease and has a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at TCM's option. At the end of each 48 or 60 month lease period, TCM has the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes non-financial covenants, and as of June 30, 2015, TCM was in compliance with these covenants. On January 15, 2015, TCM entered into an amendment with Caterpillar which extends TCM's ability to finance additional equipment under the Equipment Facility through December 2015.
During 2013, TCM entered into a sale-leaseback transaction with Caterpillar with respect to certain Endako Mine equipment, which is separate from the Equipment Facility, described above.
As of June 30, 2015, TCM had entered into two new capital leases with Caterpillar with respect to certain equipment pursuant to the Equipment Facility. The leases resulted in an increase of $8.3 million to TCM's capital lease obligation after total upfront payments of $0.9 million. Interest payments are based on an annual fixed rate of 5.70%.
Interest and debt issuance costs on the equipment financings, as described above, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest paid	$1.0	$1.3	$1.9	$2.5
Interest and debt issuance costs expensed	$1.2	$1.3	$2.3	$2.7

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

8. Debt
TCM's secured and unsecured notes, tMEDS and equipment loans consisted of the following:

	June 30, 2015	December 31, 2014
9.75% Senior secured notes due 2017, net of discount	$314.2	$347.9
7.375% Senior unsecured notes due 2018	334.1	335.8
12.5% Senior unsecured notes due 2019	183.0	188.5
tMEDS	—	1.2
Equipment loans	1.4	2.8
Total debt	832.7	876.2
Less: Current portion	(1.4)	(3.9)
Total long-term debt	$831.3	$872.3
Interest paid, capitalized and expensed was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest paid	$24.9	$26.1	$42.2	$43.7
Interest capitalized	$0.3	$1.0	$0.6	$1.9
Interest expensed	$21.1	$22.0	$42.6	$44.2

9.75% Senior Secured Notes

The 9.75% senior secured notes (the “2017 Notes”) are guaranteed on a senior basis by substantially all of TCM's subsidiaries and are secured by a first priority lien, subject to permitted liens, on substantially all of TCM's and the guarantors' property and assets. The 2017 Notes mature on December 1, 2017 and accrue interest from November 27, 2012 until maturity at a fixed rate of 9.75% per year. Interest on the 2017 Notes is payable on February 1 and August 1 of each year, commencing February 1, 2013, to the holders of record at the close of business on the January 15 and July 15 prior to each interest payment date. The 2017 Notes are presented net of a discount of $1.6 million and $2.1 million as of June 30, 2015 and December 31, 2014, respectively. There are no maintenance covenants with respect to TCM's financial performance. However, the indenture contains certain transaction-based restrictive covenants. For more information regarding the 2017 Notes, see Note 9 within Item 8 of TCM's 2014 Form 10-K.

In the second quarter of 2015, TCM repurchased $34.2 million of the 2017 Notes in a privately negotiated transaction and recorded a debt extinguishment loss of $3.1 million and reduced $0.5 million of the related unamortized debt issuance costs.
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
In the first quarter of 2015, TCM repurchased $1.8 million of the 2018 Notes in open market transactions and recorded a debt extinguishment gain of $0.3 million and reduced the related unamortized debt issuance costs by an insignificant amount.

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

In the first quarter of 2015, TCM repurchased $5.5 million of the 2019 Notes in open market transactions and recorded an insignificant debt extinguishment loss and reduced $0.1 million of the related unamortized debt issuance costs.
Mobile Mining Equipment Loans
On December 8, 2010, TCM executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during 2010. This fixed-rate loan bears interest at 3.6%, is scheduled to mature no later than December 8, 2015 and has an outstanding payable amount of $1.4 million as of June 30, 2015.
9. Gold Stream Arrangement
Pursuant to TCM's agreement with a subsidiary of Royal Gold, Inc. ("Royal Gold") (referred to as the "Gold Stream Arrangement"), TCM agreed to sell to Royal Gold 52.25% of the refined gold production from Mount Milligan Mine for a total upfront payment of $781.5 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. The upfront cash payments received under the Gold Stream Arrangement (referred to herein as the "Record of Deposit") were recorded as deferred revenue and classified as a liability on TCM's Condensed Consolidated Balance Sheets. As of June 30, 2015, the outstanding Record of Deposit under the Gold Stream Arrangement totaled $697.7 million. In the event of any default under the Company's agreement with Royal Gold, Royal Gold could require TCM to repay the outstanding Record of Deposit. For more information regarding the Gold Stream Arrangement, see Note 10 within Item 8 of TCM's 2014 Form 10-K.
The following table presents the revenue under the Gold Stream Arrangement for the three and six months ended June 30, 2015 and 2014, respectively, in the form of (i) cash receipts based on gold sales during the applicable period, and (ii) deferred revenue for gold ounces delivered and deferred revenue to be recognized upon final settlement during the applicable period:

	Three Months Ended		Six Months Ended
(US$ in millions)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gold sales related to cash portion of Gold Stream Arrangement	$13.1	$11.7	$21.4	$17.2
Gold sales related to deferred portion of Gold Stream Arrangement (1)	10.0	9.7	16.4	14.1
Total gold sales under Gold Stream Arrangement (1)	$23.1	$21.4	$37.8	$31.3
_____________________________________________________________________________
(1) The three months ended June 30, 2015 and 2014 included $12.8 million and $11.5 million, respectively of revenue which was previously deferred, partially offset by $2.8 million and $1.8 million, respectively in deferred revenue ultimately to be recognized upon delivery of gold. The six months ended June 30, 2015 and 2014 included $16.9 million and $18.6 million, respectively of revenue which was previously deferred, partially offset by $0.5 million and $4.5 million, respectively in deferred revenue ultimately to be recognized upon delivery of gold.

10. Tangible Equity Units ("tMEDS")

On May 11, 2012, TCM completed a public offering of 8,800,000 tMEDS with a stated value of $25.00. Each tMEDS unit consisted of a prepaid common stock purchase contract and a senior amortizing note due May 15, 2015. In June 2014, TCM completed an exchange offer whereby 7,206,862 units, or 86.4% of the then outstanding tMEDS, were tendered for exchange and accepted by TCM. In exchange for the tendered tMEDS, TCM issued 42,129,829 shares of its common stock.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

10. Tangible Equity Units ("tMEDS") (Continued)

On May 15, 2015, the prepaid share purchase contract portion of each outstanding tMED unit was automatically settled at the maximum settlement rate of 5.3879 shares of common stock. TCM issued a total of 6,105,210 shares of common stock in connection with such settlement. TCM also made the final installment payment on the amortizing note portion of each outstanding tMED unit, satisfying in full the principal and interest payments on the tMEDS. The mandatory settlement and final installment payment were made pursuant to the terms of the prospectus dated May 8, 2012, under which the tMEDS were offered in May 2012. As of June 30, 2015, all obligations with respect to the tMEDS had been satisfied and no tMEDS remain outstanding.

For the three and six months ended June 30, 2015, TCM paid $0.1 million and $0.1 million, respectively, in interest expense and incurred $0.1 million and $0.1 million, respectively, of interest and debt issuance costs associated with the tMEDS. For the three and six months ended June 30, 2014, TCM paid $0.6 million and $1.2 million, respectively, in interest expense and incurred $0.5 million and $1.1 million, respectively, in interest and debt issuance costs associated with the tMEDS.

11. Stock-Based Compensation
As of June 30, 2015, TCM has granted stock options, PSUs and RSUs, as discussed below.
Stock Options
The expiration date and vesting provisions of stock options granted are established at the time an award is made. Stock options vest over 3 years and are exercisable over a period of time not to exceed 10 years from the grant date but generally expire 5 years from the grant date. When an option is exercised, TCM may issue the requisite shares from authorized but unissued common stock, or from treasury stock. The exercise price of options granted prior to March 1, 2011 is equal to the greater of: (i) the volume weighted-average trading price of the underlying shares on the Toronto Stock Exchange ("TSX") over the five consecutive trading days immediately before the grant date, converted to U.S. dollars at the noon exchange rate of the Bank of Canada on the grant date and (ii) if the award date occurs in a trading black-out period, the weighted-average trading price on the TSX over the five consecutive trading days immediately after the black-out period has been lifted. The exercise price of options granted after March 1, 2011 is equal to the volume weighted-average trading price of the underlying shares on the TSX over the five consecutive trading days immediately before the grant date, converted to U.S. dollars at the noon exchange rate of the Bank of Canada on the grant date.
The following table summarizes stock option activity during the six months ended June 30, 2015:

	Options	Weighted-Average Exercise Price
	(000's)	(1)
Stock options outstanding at January 1, 2015	1,386	$4.04
Granted	—	$—
Exercised	—	$—
Canceled/expired/forfeited	(194)	$6.34
Stock options outstanding at June 30, 2015	1,192	$3.66
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

For the three and six months ended June 30, 2015 and June 30, 2014, TCM recorded compensation expense related to stock options of $0.1 million and $0.2 million, respectively, and $0.1 million and $0.2 million, respectively. As of June 30, 2015, approximately 0.6 million outstanding options had not vested and were not exercisable. The total unrecognized compensation cost related to these options was $0.4 million as of June 30, 2015 and is expected to be recognized over a weighted-average period of 1.91 years. As of June 30, 2015, approximately 0.6 million options had vested and were exercisable. The aggregate intrinsic value of these exercisable awards was nil as of June 30, 2015.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

11. Stock-Based Compensation (Continued)

Performance Share Units (PSUs)
As of June 30, 2015, TCM had issued a total of 6.1 million PSUs under the Amended and Restated 2010 Long-Term Incentive Plan ("LTIP"), which have been granted to eligible employees. As of June 30, 2015, 1.8 million of these PSUs have expired or have been forfeited. The vesting of the outstanding PSUs granted subsequent to January 1, 2012 and prior to January 1, 2014 is contingent upon two performance metrics: 1) TCM's Total Shareholder Return (TSR) relative to the Russell 2000 Index during the three-year performance period; and 2) the proven and probable mine reserves replaced by TCM during the three-year performance period as measured by the replacement reserves percentage determined by the plan administrator. The PSUs cliff vest three years from the date of issuance upon achievement of the above metrics. Any PSUs not vested at such time will expire.
The vesting of the outstanding PSUs granted subsequent to January 1, 2014 is contingent upon two performance metrics: 1) TCM’s Total Shareholder Return (TSR) relative to the S&P TSX Global Base Metals Index during the three-year period commencing on January 1 of the year in which the grant was made (the “performance period”); and 2) cash flow from operations, defined as TCM’s aggregate “cash generated by (used in) operating activities” less aggregate “capital expenditures,” as reported in the Statements of Cash Flows in the Company’s Annual Report on Form 10-K for each fiscal year in the performance period. The PSUs cliff vest approximately three years from the date of grant, or on the date in the first quarter of the fiscal year immediately succeeding the performance period on which the plan administrator determines and certifies the achievement of the above metrics. Any PSUs not vested at such time will expire.
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
For the three and six months ended June 30, 2015, TCM recorded compensation expense related to PSUs of $0.9 million and $1.4 million, respectively. For the three and six months ended June 30, 2014, TCM recorded compensation expense related to PSUs of $0.7 million and $1.4 million, respectively. As of June 30, 2015, unrecognized compensation expense related to PSUs totaled $7.7 million that will be recognized on a straight-line basis over a weighted-average period of 2.21 years.
The following table summarizes PSU activity during the six months ended June 30, 2015:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2015	1,920	$4.59
PSUs granted	2,805	$2.04
Canceled/expired/forfeited	(427)	$7.77
Outstanding at June 30, 2015	4,298	$2.62
Restricted Stock Units (RSUs)
As of June 30, 2015, TCM had issued 5.1 million RSUs to certain eligible employees and directors under the LTIP and under an employment inducement award for the Chief Executive Officer in November 2013.
TCM accounts for RSUs at fair value, which is based on the market value of TCM's common shares on the day of grant and recognized over the vesting period of 3 years. Upon vesting, TCM may issue the requisite shares from authorized but unissued common stock, or from treasury stock.
For the three and six months ended June 30, 2015, TCM recorded compensation expense related to RSUs of $0.7 million and $1.4 million, respectively. For the three and six months ended June 30, 2014, TCM recorded compensation expense related to RSUs of $0.7 million and $1.0 million, respectively. As of June 30, 2015, unrecognized compensation expense related to RSUs totaled $4.4 million that will be recognized on a straight-line basis over a weighted-average period of 2.12 years.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

11. Stock-Based Compensation (Continued)

The following table summarizes RSU activity during the six months ended June 30, 2015:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2015	1,455	$3.20
RSUs granted	2,076	$1.59
RSUs vested and common shares issued	(542)	$3.70
Canceled/expired/forfeited	(150)	$2.52
Outstanding at June 30, 2015	2,839	$1.97

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
Concentrate Sales Agreements

As of June 30, 2015, TCM is party to four multi-year concentrate sales agreements for the sale of concentrate produced at Mount Milligan Mine. Pursuant to these agreements, TCM has agreed to sell an aggregate of the copper and gold concentrate produced at Mount Milligan Mine of approximately 140,000 tonnes in 2015, 140,000 tonnes in 2016 and 40,000 tonnes of concentrate for each year in 2017 and 2018. Pricing under these concentrate sales agreements will be determined by reference to specified published reference prices during the applicable quotation periods. Payment for the concentrate will be based on the price for the agreed copper and gold content of the parcels delivered, less smelting and refining charges and certain other deductions, if applicable. The copper smelting and refining charges will be negotiated in good faith and agreed by the parties for each contract year based on terms generally acknowledged as industry benchmark terms. The gold refining charges are as specified in the agreements. Remaining concentrate produced at Mount Milligan Mine will be sold under short-term contracts or on a spot basis.
Molybdenum Purchases
In the normal course of operations, TCM enters into agreements for the purchase of molybdenum to provide product for our Langeloth facility. As of June 30, 2015, TCM had commitments to purchase approximately 10.3 million pounds of molybdenum as unroasted molybdenum concentrate from 2015 to 2017 primarily priced at the time of purchase at a set discount to the market price for roasted molybdenum concentrate.
Molybdenum Sales
In the normal course of operations, TCM enters into certain molybdenum sales contracts pursuant to which it sells future production at fixed prices. As of June 30, 2015, TCM had commitments to sell approximately 536 thousand pounds of molybdenum oxide in 2015 at an average price of $12.14 per pound.
Capital Purchase Commitments
As of June 30, 2015, TCM had no open capital purchase commitments.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

13. Income and Mining Tax Expense (Benefit)

Income and mining taxes for the three months ended June 30, 2015 and 2014 were an expense of $5.1 million and $14.5 million, respectively. Income and mining taxes for the six months ended June 30, 2015 and 2014 were a benefit of $11.6 million and $0.5 million, respectively.

Usual drivers of differences for the periods presented between TCM's effective rate and from applying the Canadian federal and provincial income tax rates are due to pre-tax losses from the Endako Mine and foreign exchange, which largely have no benefit due to valuation allowances on the associated deferred tax assets, and the British Columbia mineral taxes.

The tax expense and benefit for the three and six months ended June 30, 2015 did not contain significant unusual items.

The tax expense for the three months ended June 30, 2014 did not contain significant unusual items. The tax benefit for the six months ended June 30, 2014 contained the following significant unusual items:
•A $1.4 million tax benefit due to a successful conclusion to a tax appeal; and

•	A $2.4 million tax benefit due to an increase in the amount of TCM's deferred taxes that will be realized due to higher taxable income as compared to previous forecasts.

14. Net Income (Loss) per Share
The following is a reconciliation of net income (loss) and weighted-average common shares outstanding for purposes of calculating diluted net income (loss) per share for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss)	$0.3	$61.6	$(86.9)	$22.5
Basic weighted-average number of shares outstanding	218.0	174.5	216.2	173.1
Effect of dilutive securities
Share-based awards	0.1	0.3	—	0.1
tMEDS	—	45.5	—	44.1
Diluted weighted-average number of shares outstanding	218.1	220.3	216.2	217.3
Net income (loss) per share
Basic	$0.00	$0.35	$(0.40)	$0.13
Diluted	$0.00	$0.28	$(0.40)	$0.10
For the six months ended June 30, 2015, approximately 2.8 million RSUs were excluded from the computation of diluted weighted-average shares as the effect would have been anti-dilutive under the treasury stock method. For the three and six months ended June 30, 2015, approximately 4.3 million PSUs have been excluded from the computation of diluted weighted-average shares because the underlying market and performance metrics had not been met.
For each of the three and six months ended June 30, 2014, approximately 2.4 million stock options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the price of the common stock. For each of the three and six months ended June 30, 2014, approximately 2.3 million PSUs were excluded from the computation of diluted weighted-average shares.
15. Transactions with our Endako Mine Joint Venture Partner
Total sales by TCM to Sojitz, TCM's Endako Mine joint venture partner, were $1.4 million and $7.4 million for the three and six months ended June 30, 2015, respectively. This represented 1.0% and 2.9% of TCM's total revenues for these respective periods. Total sales by TCM to Sojitz were $30.3 million and $54.3 million for the three and six months ended June 30, 2014, respectively. This represented 12.2% and 13.3% of TCM's total revenues for these respective periods.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

15. Transactions with our Endako Mine Joint Venture Partner (Continued)

For the three and six months ended June 30, 2015, TCM recorded insignificant amounts for management fee income and selling and marketing costs from Sojitz. For the three and six months ended June 30, 2014, TCM recorded management fee income of $0.1 million and $0.2 million, respectively, and selling and marketing costs of $0.2 million and $0.4 million, respectively, from Sojitz.
At June 30, 2015 and December 31, 2014, TCM's related accounts receivable owing from Sojitz were $0.2 million and $4.1 million, respectively.
16. Supplementary Cash Flow Information
The following table discloses the change in current assets and current liabilities for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Change in current assets and current liabilities:
Accounts receivable	$14.3	$(25.9)	$14.5	$(34.8)
Product inventory	(0.4)	15.7	10.1	13.6
Materials and supplies inventory	0.7	3.9	—	0.7
Prepaid expenses and other current assets	(0.3)	0.7	0.2	3.6
Income and mining taxes receivable	(3.8)	—	(6.4)	0.6
Accounts payable and accrued liabilities	2.0	—	(17.6)	1.4
Income and mining taxes payable	(0.6)	1.5	(0.6)	2.1
	$11.9	$(4.1)	$0.2	$(12.8)
Cash interest paid (1)	$25.9	$27.4	$44.1	$46.2
Income and mining taxes paid, net of refunds (2)	$1.7	$5.0	$2.6	$5.5
_____________________________________________________________________________
(1) For the three and six months ended June 30, 2015, cash interest paid of $0.3 million and $1.0 million, respectively, had been previously capitalized related to TCM's debt, as described in Note 8. For the three and six months ended June 30, 2014, cash interest paid of $0.6 million and $6.9 million, respectively, had been previously capitalized related to TCM's debt.
(2) For the three and six months ended June 30, 2015, TCM received nil in refunds of US and Canadian income taxes related to prior year tax returns. For the three and six months ended June 30, 2014, TCM received nil and $0.9 million, respectively, in refunds of US and Canadian income taxes related to prior year tax returns.
Non-cash Investing and Financing Activities

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Investing activities
Acquisition of property, plant and equipment under the Equipment Facility (see Note 7)	$—	$—	$9.2	$—
Financing activities
Capitalized debt costs (1)	$0.3	$1.0	$0.6	$1.9
Long-term lease obligations	$—	$—	$8.3	$—
Settlement of tMEDS	$(7.2)	$(9.3)	$(7.2)	$(9.3)
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
TCM manages its credit risk from its accounts receivable through its collection activities. As of June 30, 2015, TCM had four customers who owed TCM more than $3.0 million each and collectively accounted for approximately 49.1% of total accounts and other receivables outstanding. Another four customers had balances greater than $1.0 million each but less than $3.0 million that accounted for approximately 16.3% of total accounts and other receivables. As of June 30, 2015, all of these customers were compliant with credit terms and scheduled payment dates.
TCM's maximum counterparty and credit risk exposure is the carrying value of its cash and cash equivalents and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities and fixed-rate debt, excluding the 2017 Notes, 2018 Notes and 2019 Notes, as discussed in Note 6, approximate fair value as of June 30, 2015.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

18. Segment Information
TCM has three reportable segments, based on products and geography: Copper-Gold, US Molybdenum and Canadian Molybdenum. The Copper-Gold segment represents the Mount Milligan Mine and includes the sale of copper-gold products, net of refining costs, and all expenditures, including all mining, milling, on-site general and administration, transportation and warehousing. The US Molybdenum segment includes all US molybdenum sales and tolling and calcining revenue, all Langeloth roasting and on-site general and administration expenditures and all expenditures from TC Mine, which was placed on care and maintenance in December 2014, including all mine site general and administration and stripping costs and costs for idle mining operations. The Canadian Molybdenum segment which consists of the 75% owned Endako Mine, which was placed on temporary suspension effective December 31, 2014 and care and maintenance effective July 1, 2015, includes 75% of all Canadian molybdenum sales as well as TCM's 75% share of expenditures from the Endako Mine, including all mine site general and administration costs, transportation costs, and costs for idle mining operations. The costs related to care and maintenance at TC Mine for the three and six months ended June 30, 2015, our 75% share of the temporary suspension costs at Endako Mine for the three and six months ended June 30, 2015, and our 75% share of the one-time severance costs of $6.7 million relating to the placement of Endako Mine on care and maintenance are reflected in costs for idle mining operations. The inter-segment represents the elimination of intercompany transactions between the Langeloth Facility and the corporate entity for the three and six months ended June 30, 2015 and the elimination of intercompany transactions between TC Mine, the Langeloth Facility and the corporate entity for the three and six months ended June 30, 2014.
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
Segment information for the three and six months ended June 30, 2015 and 2014 was as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

18. Segment Information (Continued)

For the three months ended June 30, 2015:

	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Revenues
Copper sales	$49.3	$—	$—	$—	$49.3
Gold sales	56.3	—	—	—	$56.3
Molybdenum sales	—	20.5	0.4	—	$20.9
Tolling, calcining and other	—	7.8	—	(0.2)	$7.6
	105.6	28.3	0.4	(0.2)	134.1
Cost and expenses
Operating expenses	49.6	25.7	0.2	(0.2)	75.3
Depreciation, depletion and amortization	22.8	3.8	—	0.2	26.8
Cost of sales	72.4	29.5	0.2	—	102.1
Selling and marketing	1.8	0.5	—	(0.1)	2.2
Accretion expense	0.1	0.1	0.4	—	0.6
Costs for idle mining operations	—	1.8	10.3	—	12.1
	74.3	31.9	10.9	(0.1)	117.0
Segment operating income (loss)	31.3	(3.6)	(10.5)	(0.1)	17.1
Other segment (income) expense
(Gain) loss on foreign exchange	(4.3)	—	0.6	—	(3.7)
Segment income (loss) before income and mining taxes	$35.6	$(3.6)	$(11.1)	$(0.1)	$20.8

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

18. Segment Information (Continued)

For the three months ended June 30, 2014:

	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Revenues
Copper sales	$64.8	$—	$—	$—	$64.8
Gold sales	54.1	—	—	—	54.1
Molybdenum sales	—	100.7	25.6	—	126.3
Tolling, calcining and other	—	4.3	—	(1.1)	3.2
	118.9	105.0	25.6	(1.1)	248.4
Cost and expenses
Operating expenses	69.7	60.0	19.6	(1.1)	148.2
Depreciation, depletion and amortization	23.4	5.2	4.2	—	32.8
Cost of sales	93.1	65.2	23.8	(1.1)	181.0
Selling and marketing	1.5	1.7	0.8	(0.4)	3.6
Accretion expense	0.1	0.3	0.5	—	0.9
	94.7	67.2	25.1	(1.5)	185.5
Segment operating income (loss)	24.2	37.8	0.5	0.4	62.9
Other segment (income) expenses
(Gain) loss on foreign exchange	(5.8)	—	0.9	—	(4.9)
Segment income (loss) before income and mining taxes	$30.0	$37.8	$(0.4)	$0.4	$67.8

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

18. Segment Information (Continued)

For the six months ended June 30, 2015:

	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Revenues
Copper sales	$81.5	$—	$—	$—	$81.5
Gold sales	92.3	—	—	—	$92.3
Molybdenum sales	—	58.3	5.4	—	$63.7
Tolling, calcining and other	—	19.9	—	(0.3)	$19.6
	173.8	78.2	5.4	(0.3)	257.1
Cost and expenses
Operating expenses	83.4	71.6	3.6	(0.3)	158.3
Depreciation, depletion and amortization	37.1	9.0	0.4	0.2	46.7
Cost of sales	120.5	80.6	4.0	(0.1)	205.0
Selling and marketing	3.8	1.2	0.2	—	5.2
Accretion expense	0.2	0.3	0.7	—	1.2
Costs for idle mining operations	—	4.2	13.5	—	17.7
	124.5	86.3	18.4	(0.1)	229.1
Segment operating income (loss)	49.3	(8.1)	(13.0)	(0.2)	28.0
Other segment (income) expense
(Gain) loss on foreign exchange	13.0	—	(1.5)	—	11.5
Segment income (loss) before income and mining taxes	$36.3	$(8.1)	$(11.5)	$(0.2)	$16.5
For the six months ended June 30, 2014:

	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Revenues
Copper sales	$94.6	$—	$—	$—	$94.6
Gold sales	78.5	—	—	—	78.5
Molybdenum sales	—	176.3	57.6	(4.7)	229.2
Tolling, calcining and other	—	9.8	—	(2.7)	7.1
	173.1	186.1	57.6	(7.4)	409.4
Cost and expenses
Operating expenses	112.5	107.3	49.3	(7.3)	261.8
Depreciation, depletion and amortization	33.1	12.2	9.7	—	55.0
Cost of sales	145.6	119.5	59.0	(7.3)	316.8
Selling and marketing	3.5	3.3	1.7	(0.8)	7.7
Accretion expense	0.2	0.7	0.9	—	1.8
	149.3	123.5	61.6	(8.1)	326.3
Segment operating income (loss)	23.8	62.6	(4.0)	0.7	83.1
Other segment (income) expenses
(Gain) loss on foreign exchange	1.3	—	0.2	—	1.5
Segment income (loss) before income and mining taxes	$22.5	$62.6	$(4.2)	$0.7	$81.6

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

18. Segment Information (Continued)

For the three and six months ended June 30, 2015 and 2014:
Reconciliation of Segment Income to Net Income (Loss)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Segment income (loss)	$20.8	$67.8	$16.5	$81.6
Other (income) expense
General and administrative	4.9	5.2	10.5	11.8
Exploration	0.1	0.2	0.1	0.3
Interest expense (income), net	22.3	23.2	44.8	46.7
(Gain) loss on foreign exchange	(13.2)	(37.4)	59.8	2.7
Corporate depreciation	—	0.2	0.1	0.6
(Gain) loss from debt extinguishment	3.1	0.5	2.8	0.5
Other	(1.8)	(0.2)	(3.1)	(3.0)
Income (loss) before income and mining taxes	5.4	76.1	(98.5)	22.0
Income and mining tax (benefit) expense	5.1	14.5	(11.6)	(0.5)
Net income (loss)	$0.3	$61.6	$(86.9)	$22.5
Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, was as follows:

As of June 30, 2015	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Capital expenditures (1)	$21.8	$0.9	$0.2	—	$22.9
Property, plant, equipment and development (3)	$1,926.3	$111.1	$25.6	$0.6	$2,063.6
Assets	$2,140.3	$347.5	$59.1	$54.4	$2,601.3
Liabilities	$900.5	$25.5	$26.0	$924.9	$1,876.9

As of December 31, 2014	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Capital expenditures (2)	$77.0	$4.0	$1.1	$—	$82.1
Property, plant, equipment and development (3)	$2,075.3	$114.4	$27.5	$1.1	$2,218.3
Assets	$2,304.1	$444.3	$77.6	$20.3	$2,846.3
Liabilities	$912.0	$33.8	$30.5	$982.5	$1,958.8
__________________________________________________________________________
(1) Capital expenditures were for the six months ended June 30, 2015. Copper-Gold capital expenditures are for the Mount Milligan Mine and include $2.3 million for engineering and long-lead item expenditures relating to the secondary crusher, $18.5 million for operating capital and $1.0 million for the permanent operations residence (related primarily to the payment of accruals from December 31, 2014).
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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of TCM for the three and six months ended June 30, 2015, and should be read in conjunction with TCM's condensed consolidated financial statements and the notes thereto included in Item 1 herein and the discussion of Risk Factors included in Part II, Item 1A herein. Additionally, the following discussion should be read in conjunction with the consolidated financial statements, the related "Management's Discussion and Analysis of Financial Condition and Results of Operation," the discussion of "Risk Factors" and the discussion of TCM's "Business and Properties" in our 2014 Form 10-K.
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
Forward-Looking Statements
Certain statements in this report, other than purely historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and applicable Canadian securities legislation and are intended to be covered by the safe harbor provided by these regulations. These forward-looking statements can, in some cases, be identified by the use of such terms as "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Our forward-looking statements may include, without limitation, statements with respect to: future financial or operating performance of the Company or its subsidiaries and its projects; access to existing or future financing arrangements and ability to refinance or reduce debt on favorable terms or at all; future inventory, production, sales, payments from customers, cash costs, capital expenditures and exploration expenditures; future earnings and operating results; expected concentrate and recovery grades; estimates of mineral reserves and resources, including estimated mine life and annual production; statements as to the projected ramp-up at Mount Milligan Mine, including expected achievement of design capacities, decisions regarding whether to proceed with the construction of a permanent secondary crusher, and the effects of secondary crushing; future operating plans and goals, including statements regarding Langeloth's business model; and future molybdenum, copper, gold and silver prices.
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
Highlights for the Second Quarter 2015

•
Operating results for the second quarter of 2015 compared to the first quarter of 2015 reflect positive trends, as management targets completion of the Mount Milligan ramp-up by year end. With our recent improvements in the mine and mill together with the utilization of the temporary secondary crushing circuit, during the second quarter of 2015, we achieved our highest quarterly average daily mill throughput to date of 44,940 tonnes, a 13.6% improvement over the first quarter of 2015. Recoveries for the second quarter of 2015 steadily increased to 85.5% for copper and 72.7% for gold. With the higher throughput and improved recoveries, payable production for both copper and gold increased by approximately 30% from the first quarter of 2015.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

•
Financial results for the second quarter of 2015 compared to the first quarter of 2015 also improved with operating income more than doubled and cash generated by operating activities more than quadrupled. During the second quarter of 2015, we also decreased our total debt balance by $41.2 million.

•
Total cash and cash equivalents at June 30, 2015 were $211.1 million compared to $265.6 million at December 31, 2014. Total debt, including capital lease obligations, at June 30, 2015 was $897.6 million, compared to $944.7 million at December 31, 2014. During the second quarter of 2015, we repurchased and retired $34.2 million of the 9.75% senior secured notes due 2017.

•	Cash generated by operating activities was $23.9 million in the second quarter of 2015 compared to cash generated by operating activities of $50.7 million in the second quarter of 2014.

•
Consolidated revenues for the second quarter of 2015 were $134.1 million compared to $248.4 million in the second quarter of 2014. Copper and gold sales contributed $105.6 million in revenue in the second quarter of 2015 compared to $118.9 million in the second quarter of 2014. Molybdenum sales for the second quarter of 2015 were $20.9 million compared to $126.3 million in the second quarter of 2014. During each of the second quarters of 2015 and 2014, we completed three shipments of copper and gold concentrate and recorded four sales.

•
Payable production at Mount Milligan Mine for the second quarter of 2015 was 20.2 million pounds of copper and 59,917 ounces of gold, compared to payable production of 16.0 million pounds of copper and 37,030 ounces of gold for the second quarter of 2014.

•
Sales volumes and average realized sales prices for copper and gold for the second quarter of 2015 were 21.2 million pounds of copper at an average realized price of $2.63 per pound and 57,920 ounces of gold at an average realized price of $975 per ounce, as compared to 21.9 million pounds of copper at an average realized price of $3.20 per pound and 51,983 ounces of gold at an average realized price of $1,047 per ounce for the second quarter of 2014. Molybdenum sales volumes in the second quarter of 2015, which consisted of the sale of molybdenum inventory produced at our mines in 2014 and molybdenum sourced from third parties, were 2.3 million pounds at an average realized price of $9.23 per pound compared to 9.7 million pounds at an average realized price of $13.03 per pound for the second quarter of 2014.

•
Consolidated operating income for the second quarter of 2015 was $12.1 million compared to $57.3 million for the second quarter of 2014. Consolidated operating income for the second quarters of 2015 and 2014 was impacted by non-cash lower-of-cost-or-market molybdenum product inventory write downs of $1.9 million and $1.2 million, respectively. Consolidated operating income for the second quarter of 2015 was also impacted by $12.1 million of costs related to idle molybdenum mining operations, including our share of severance costs at Endako Mine of $6.7 million.

•
Net income for the second quarter of 2015 was $0.3 million, or nil per diluted share, compared to net income of $61.6 million, or $0.28 per diluted share, for the second quarter of 2014. The net income for the second quarter of 2015 and 2014 included non-cash foreign exchange gains of $16.9 million and $42.3 million, respectively, primarily on intercompany notes.

•
Non-GAAP adjusted net loss for the second quarter of 2015 was $13.5 million, or $0.06 per diluted share, compared to non-GAAP adjusted net income for the same period of 2014 of $22.0 million, or $0.10 per diluted share. Non-GAAP adjusted net income (loss) excludes foreign exchange gains and losses, net of related income tax effects. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP adjusted net income (loss).

•
Non-GAAP unit cash cost per pound of copper produced for the second quarter of 2015 was, on a by-product basis, $0.48 per pound and, on a co-product basis, $1.55 per pound of copper and $434 per ounce of gold. Non-GAAP unit cash costs in the second quarter of 2014 was, on a by-product basis, $0.33 per pound and on a co-product basis, $1.97 per pound of copper and $538 per ounce of gold. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

•
Capital expenditures for the second quarter of 2015 were $9.7 million, composed of $9.1 million for Mount Milligan Mine and $0.6 million for the Langeloth Facility, Endako Mine and corporate combined, compared to $26.7 million for the second quarter of 2014.

Overview
We are a North American mining company. In the fourth quarter of 2014, we shifted the core focus of our business to copper and gold while at the same time developing a strategy to achieve positive cash flow from our molybdenum business. This shift is primarily the result of recent and expected ongoing weakness in the molybdenum market due to an overall weak global economy for molybdenum products together with additional supply of molybdenum from new copper producers that produce molybdenum as a by-product.
We have three reportable segments, based on products and geography: Copper-Gold, US Molybdenum and Canadian Molybdenum. The Copper-Gold segment represents the Mount Milligan Mine and includes the sale of copper-gold products, net of refining costs, and all expenditures, including all mining, milling, mine site general and administration, transportation and warehousing. The US Molybdenum segment includes all US molybdenum sales and tolling and calcining revenue, all Langeloth roasting and on-site administrative expenditures and all expenditures from TC Mine, which was placed on care and maintenance in December 2014, including all mine site general and administration costs, stripping costs and costs for idle mining operations. The Canadian Molybdenum segment includes all Canadian molybdenum sales from the 75% owned Endako Mine, which was placed on care and maintenance effective July 1, 2015, and our 75% share of expenditures from Endako Mine, including all mine site general and administration costs, transportation costs, and costs for idle mining operations. As noted above, our 75% share of the costs related to the six-month temporary suspension of Endako Mine and costs related to care and maintenance at TC Mine are reflected in costs for idle mining operations in the statement of operations for the first six months of 2015.
Copper-Gold
During each of the second quarters of 2015 and 2014, we completed three shipments of copper and gold concentrate and recorded four sales. During the first half of 2015, we had seven shipments of concentrate and recognized seven sales compared to six shipments of concentrate and six sales in the first half of 2014.

Payable copper production increased 25.7% for the second quarter of 2015 compared to the second quarter of 2014. Non-GAAP copper cash costs on a by-product basis increased 45.5% for the second quarter of 2015 compared to the second quarter of 2014, primarily due to higher costs for temporary secondary crushing and mill maintenance costs which were somewhat offset by improved copper production, higher gold sales and a favorable Canadian exchange rate. On a co-product basis, non-GAAP copper cash costs for the second quarter of 2015 decreased by 21.3%, compared to the second quarter of 2014, primarily due to improved copper production.

For the first half of 2015, payable copper production increased 17.5% compared to the first half of 2014, with a 44.0% decrease in non-GAAP copper cash costs on a by-product basis for the first half of 2015 compared to the first half of 2014. The period over period decrease in the non-GAAP copper cash costs was primarily due to higher gold sales in the 2015 period. On a co-product basis, non-GAAP copper cash costs for the first half of 2015 decreased 24.6%,compared to the first half of 2014 primarily due to higher copper production in the 2015 period. Additionally, a favorable Canadian exchange rate positively impacted cash costs in the 2015 periods, compared to the same periods in 2014. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

Payable gold production for the second quarter of 2015 increased 61.8% compared to the second quarter of 2014, with a 19.3% decrease in non-GAAP cash costs quarter over quarter. Payable gold production for the first half of 2015 increased 39.0% compared to the first half of 2014, with a 19.4% decrease in non-GAAP cash costs on a co-product basis period over period. The improved co-product cash costs were primarily due to higher gold production in the 2015 periods together with the favorable Canadian exchange rate, as noted above. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

With our recent improvements in the mine and mill together with the utilization of the temporary secondary crushing circuit, during the second quarter of 2015, we achieved our highest average daily mill throughput to date on a quarterly basis of 44,940 tonnes, with May and June averaging 49,913 tonnes. Recoveries steadily improved during the quarter, averaging 85.5% for copper and 72.7% for gold.

Management continues to focus on addressing the challenges that come with ramping up a significant mine like Mount Milligan and driving operational improvements to achieve our production objectives. During the second quarter, we consistently utilized the temporary secondary crushing circuit, which proved to have a significant impact on throughput. It is still our objective to achieve daily mill throughput of approximately 60,000 tonnes by year end.  Although this objective has proven to be more challenging than originally anticipated, we believe it is reachable by optimizing the size of the secondary crushed product and the ratio of secondary crushed tonnes to fresh tonnes in the mill feed.  Additionally, the installation of a second SAG discharge screen deck, which is expected to occur at the beginning of the fourth quarter, will remove a constraint to increased mill throughput.

The process modeling, basic design and equipment selection for the permanent secondary crushing plant has been substantially completed, and approximately 50% of detailed construction drawings had been developed as of the end of July. We have made the decision to commence earthworks and place concrete for the circuit’s foundation during the third quarter of 2015. We expect to decide during the fourth quarter of 2015 whether to order the long-lead items for the permanent crusher and proceed with construction. If, during the fourth quarter, we decide to move forward with construction of the permanent crusher, we expect to complete construction in the fourth quarter of 2016. The estimated total capital cost of the project is expected to be in the range of $65 - $70 million, assuming an exchange rate of US$1.00 = C$1.25. This cost estimate is inclusive of approximately $2.3 million of engineering costs that have been incurred as of June 30, 2015. Once installed and commissioned, we expect that the permanent circuit will not only allow us to achieve daily mill throughput of 60,000 tonnes on a consistent basis but is also expected to increase daily mill throughput to approximately 62,500 tonnes.

See “Selected Condensed Consolidated Financial and Operational Information” and “Segment Discussion” in this MD&A for additional information for our copper-gold operations during the second quarter and first half of 2015 and 2014.
Molybdenum
Our business strategy for our molybdenum business is to transition Langeloth into one of the largest third party molybdenum conversion plants in the world, which is expected to contribute to positive cash flow from our molybdenum business in 2015, and to maintain the optionality of our molybdenum business. For the second quarter and first half of 2015, our US and Canadian molybdenum operations generated approximately $3.7 million and $23.1 million of net cash flow, including the impact of $0.5 million and $0.9 million, respectively, of capital expenditures at Langeloth. The sale of most of the December 2014 molybdenum inventory from our mines occurred in the first quarter of 2015, which benefited net cash flow during the first half of 2015, given that the cash costs for this inventory were incurred in 2014. During the second quarter and first half of 2015, we sold 2.3 million and 6.5 million pounds of molybdenum at an average realized price of $9.23 per pound and $9.73 per pound, respectively.

In December 2014, TC Mine was placed on care and maintenance after the mining and processing of ore from Phase 7 were completed. For the second quarter and first half of 2015, we have incurred care and maintenance costs at TC Mine of approximately $1.8 million and $4.2 million, respectively. For fiscal year 2015, we expect to incur total care and maintenance costs at TC Mine of approximately $7 - $10 million. Additionally, we have conducted limited stripping for the next phase of mining, the costs of which totaled $1.0 million and $2.7 million, respectively, for the second quarter and first half of 2015.
As part of our cost reduction measures, we have decided to cease any further stripping activities at TC Mine, effective August 6, 2015. We estimate that total stripping costs at TC Mine will be approximately $4 - $5 million in 2015. Although we had initially expected to incur certain costs relating to tailings dam slope management at TC Mine during 2015 and 2016, we now expect we will not incur these costs before 2020, at which time the need for this work will be reassessed.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Effective July 1, 2015, Endako Mine was placed on care and maintenance due to continued weakness in the molybdenum price. For the second quarter and first half of 2015, we have incurred approximately $10.3 million and $13.5 million, respectively, of temporary suspension costs, inclusive of one-time severance costs of $6.7 million, which represent our 75% share of such costs. For fiscal year 2015 our 75% share of temporary suspension costs and care and maintenance costs, including the $6.7 million of our share of one-time severance costs, is expected to be approximately $17-$19 million, assuming an average foreign exchange rate of US$1.00 = C$1.24 for the first half of 2015 and US$1.00 = C$1.25 for the second half of 2015. We estimate that our share of care and maintenance costs in 2016 will be approximately $4 - $5 million, using the same exchange rate.
Commodity Prices
Our financial results can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum and fluctuations in our production. World market prices for our products have fluctuated historically and are affected by numerous factors beyond our control. Any significant fluctuation in demand or prices may have a material effect on our operating results, cash flows and financial condition.
The average published price for our products has fluctuated as follows for the periods shown:

	Copper (1)	Gold (2)	Molybdenum oxide (3)
July 2015	$2.48	$1,131	$5.89
Second quarter 2015	$2.74	$1,308	$7.48
First quarter 2015	$2.64	$1,220	$8.22
Fourth quarter 2014	$3.00	$1,318	$9.30
Third quarter 2014	$3.17	$1,283	$12.70
Second quarter 2014	$3.08	$1,289	$13.61
______________________________________________________________________________
(1) Average Metals Bulletin Daily published price for London Metal Exchange (LME) settlement per pound.
(2) Average Metals Bulletin Daily published price for daily average London price per troy ounce.
(3) Average Platts Metals Week published price per pound for molybdenum oxide.
We have a hedging program in place to provide downside protection for copper and gold prices for 2015. See Note 5 for more information regarding our copper and gold financial instruments.
Liquidity
Our cash and cash equivalents balance was $211.1 million at June 30, 2015 compared to $265.6 million at December 31, 2014. The decrease in our cash balance was primarily related to the repurchase and retirement of $34.2 million of our senior secured notes during the second quarter of 2015, and $7.3 million of our unsecured notes during the first quarter of 2015. Total cash used for these retirements was $44.8 million, which also included the payment of interest of $1.3 million accrued up to the respective repurchase dates and a net premium of $2.0 million over the face value of the notes. Since inception of the bond repurchase program in December 2014, we have repurchased and retired $67.1 million of our outstanding notes, with total cash used for these retirements of $68.2 million, which included the payment of interest of $1.6 million accrued up to the repurchase dates and $0.5 million net discount on the face value. Total future interest savings to maturity from these notes repurchased is approximately $21.5 million. Since the completion of the Mount Milligan Mine through June 30, 2015, we have repaid and retired approximately 12% of our debt balance, or approximately $121 million, including the net repayments of our capital lease obligations.
With expected cash flow from our Mount Milligan Mine at current copper and gold prices and foreign exchange rates, together with expected cash flow from our residual molybdenum operations and cash on hand as of June 30, 2015, we believe we will have sufficient liquidity to fund our planned capital expenditures, working capital needs and scheduled debt and interest payments. We will continue to actively evaluate debt reduction and refinancing measures, as our target is to reduce our debt over time to approximately three times earnings before income taxes, depreciation and amortization (“EBITDA”) for a twelve month period. Please refer to the "Liquidity and Capital Resources" section in this MD&A for further discussion.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Outlook
We have updated our 2015 guidance as of the date of this report to reflect (i) certain changes to our molybdenum business guidance as a result of expected decreases in cash flow from Langeloth, expected increases in the proportion of sales of upgraded products from our molybdenum mines, the placement of Endako Mine on care and maintenance, effective July 1, 2015 (in connection with which we incurred our share of one- time severance costs), and our decision to cease stripping at TC Mine, effective August 06, 2015; and (ii) the addition of capital expenditures for 2015 relating to a settlement of claims in connection with the construction of Mount Milligan. There are no revisions to the production and cash cost guidance for Mount Milligan Mine as of the date of this report.
The table below presents (i) our updated guidance for fiscal year 2015 as of the date of this report and (ii) for comparison purposes, the guidance we previously provided in our Form 10-Q for the three months ended March 31, 2015.

	Year Ended December 31, 2015 (Estimated) (Updated)	Year Ended December 31, 2015 (Estimated) (Previous)
Mount Milligan Mine Copper and Gold
Concentrate production (000's dry tonnes)	140 - 160	140 - 160
Copper payable production (000's lb)	70,000 - 90,000	70,000 - 90,000
Gold payable production (000's oz)	200 - 220	200 - 220
Unit cash cost - By-product ($/payable lb copper produced): (1) (2)	$0.70 - $0.90	$0.70 - $0.90
Molybdenum Business - Cash Inflow (Outflow) ($ in millions): (2)(3)
Ongoing molybdenum operations - Langeloth	$6 - $10	$10 - $15
Suspended molybdenum operations:
TC Mine
Care and Maintenance	($7 - $10)	($6 - $8)
Phase 8 Stripping	($4 - $5)	($8 - $10)
Sale of Inventory	$32 - $34	$25 - $28
Endako Mine (75% share)
Temporary suspension, care and maintenance and severance costs	($17 - $19)	($5 - $8)
Sale of inventory	$10 - $11	$9 - $10
Total Cash Flow from Molybdenum Operations	$20 - $21	$25 - $27
Capital expenditures ($ in millions): (2)(4)
Mount Milligan operations	$22 ± 10%	$22 ± 10%
Mount Milligan tailings dam	$24 ± 10%	$24 ± 10%
Mount Milligan secondary crusher engineering and site preparation	$15 ± 10%	$15 ± 10%
Mount Milligan vendor claims settlement (5)	$13	nil
Langeloth and other	$7 ± 10%	$7 ± 10%
Total capital expenditures	$81 ± 10%	$68 ± 10%
_______________________________________________________________________________

(1)
Copper by-product unit cash cost is calculated using copper payable production and deducts a gold by-product credit, which is determined based on expected revenue from payable gold production assuming a gold price of $801 per ounce for the first half of 2015 and approximately $730 per ounce for the second half of 2015, which takes into account the contractual price of $435 per ounce under the Gold Stream Arrangement.

(2)
Estimates for cash costs, molybdenum cash inflow (outflow) and cash capital expenditures assume an average foreign exchange rate of US$1.00 = C$1.24 for the first half of 2015 and US$1.00 = C$1.25 for the second half of 2015.

(3)	Cash inflow (outflow) excludes capital expenditures.

(4)	Includes 2015 cash capital expenditures, but excludes cash capital expenditures related to 2014 accruals paid in 2015.

(5)
In July 2015, Terrane Metals Corp., a wholly-owned subsidiary of the Company (“Terrane”), settled outstanding claims from two contractors that provided construction and installation services for the construction of Mount Milligan. The settlement amount, which represents a one-time payment will be made in the third quarter of 2015.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Summary of Quarterly Results
(US$ in millions, except per share, per pound and per ounce amounts—unaudited)

	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014
Financial Information
Revenues	$134.1	$123.0	$168.0	$229.3	$248.4
Operating income (loss)	$12.1	$5.2	$(98.1)	$63.8	$57.3
Net income (loss)	$0.3	$(87.2)	$(135.6)	$(11.1)	$61.6
Income (loss) per share:
—basic	$0.00	$(0.41)	$(0.63)	$(0.05)	$0.35
—diluted	$0.00	$(0.41)	$(0.63)	$(0.05)	$0.28
Cash generated by (used in) operating activities	$23.9	$(5.3)	$34.9	$83.0	$50.7
Adjusted Non-GAAP Measures (1)
Adjusted net income (loss)	$(13.5)	$(14.2)	$(10.0)	$38.3	$22.0
Adjusted net income (loss) per share
—basic	$(0.06)	$(0.07)	$(0.05)	$0.18	$0.13
—diluted	$(0.06)	$(0.07)	$(0.05)	$0.17	$0.10
Operational Statistics
Copper
Payable production (000's lb) (2)	20,159	15,405	18,024	16,267	16,035
Cash cost ($/payable lb produced) - By-Product (1)	$0.48	$1.12	$1.16	$0.77	$0.33
Cash cost ($/payable lb produced) - Co-Product (1)	$1.55	$1.64	$1.88	$1.80	$1.97
Copper sold (000's lb)	21,195	14,791	15,478	16,482	21,939
Average realized sales price ($/lb) (1)	$2.63	$2.47	$2.75	$3.02	$3.20
Gold
Payable production (oz) (2)	59,917	46,119	40,967	60,366	37,030
Cash cost ($/payable oz produced) - Co-Product (1)	$434	$498	$506	$477	$538
Gold sold (oz)	57,920	36,750	38,910	57,974	51,983
Average realized sales price ($/oz) (1)	$975	$986	$1,003	$952	$1,047
Molybdenum
Mined molybdenum production (000's lb)	—	—	4,328	6,560	7,481
Cash cost ($/lb produced) (1)	$—	$—	$10.34	$6.77	$6.25
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	576	2,552	5,756	6,732	7,439
Purchased and processed product	1,679	1,733	2,376	2,181	2,250
	2,255	4,285	8,132	8,913	9,689
Average realized sales price ($/lb) (1)	$9.23	$10.00	$10.79	$13.94	$13.03
___________________________________________________________

(1)	See "Non-GAAP Financial Measures" for the definition and reconciliation of these non-GAAP measures.

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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Selected Condensed Consolidated Financial and Operational Information
(US$ in millions, except per share, per pound and per ounce amounts)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)		(unaudited)
Financial Information
Revenues
Copper sales	$49.3	$64.8	$81.5	$94.6
Gold sales	56.3	54.1	92.3	78.5
Molybdenum sales	20.9	126.3	63.7	229.2
Tolling, calcining and other	7.6	3.2	19.6	7.1
Total revenues	134.1	248.4	257.1	409.4
Costs and expenses
Cost of sales
Operating expenses	75.3	148.2	158.3	261.8
Depreciation, depletion and amortization	26.8	33.0	46.8	55.6
Total cost of sales	102.1	181.2	205.1	317.4
Total costs and expenses	122.0	191.1	239.8	339.0
Operating income (loss)	12.1	57.3	17.3	70.4
Other (income) expense	6.7	(18.8)	115.8	48.4
Income (loss) before income and mining taxes	5.4	76.1	(98.5)	22.0
Income and mining tax (benefit) expense	5.1	14.5	(11.6)	(0.5)
Net income (loss)	$0.3	$61.6	$(86.9)	$22.5
Net income (loss) per share
Basic	$0.00	$0.35	$(0.40)	$0.13
Diluted	$0.00	$0.28	$(0.40)	$0.10
Cash generated by (used in) operating activities	$23.9	$50.7	$18.6	$66.9
Adjusted Non-GAAP Measures: (1)
Adjusted net income (loss) (1)	$(13.5)	$22.0	$(27.7)	$26.3
Adjusted net income (loss) per share—basic (1)	$(0.06)	$0.13	$(0.13)	$0.15
Adjusted net income (loss) per share—diluted (1)	$(0.06)	$0.10	$(0.13)	$0.12

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)		(unaudited)
Operational Statistics
Copper
Payable production (000's lb) (2)	20,159	16,035	35,564	30,278
Cash cost ($/payable lb produced) - By-Product (1)	$0.48	$0.33	$0.75	$1.34
Cash cost ($/payable lb produced) - Co-Product (1)	1.55	$1.97	$1.59	$2.11
Copper sold (000's lb)	21,195	21,939	35,986	32,732
Average realized sales price ($/lb) (1)	$2.63	$3.20	$2.56	$3.14
Gold
Payable production (oz)	59,917	37,030	106,036	76,273
Cash cost ($/payable oz produced) - Co-Product (1)	$434	$538	$462	$573
Gold sold (oz)	57,920	51,983	94,670	75,857
Average realized sales price ($/oz) (1)	$975	$1,047	$979	$1,040
Molybdenum
Mined production (000's lb) (3)	—	7,481	—	15,368
Cash cost ($/lb produced) (1)	$—	$6.25	$—	$5.99
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	576	7,439	3,128	16,030
Purchased and processed product	1,679	2,250	3,412	3,504
	2,255	9,689	6,540	19,534
Average realized sales price ($/lb) (1)	$9.23	$13.03	$9.73	$11.73
_______________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)
Payable production for copper and gold reflects estimated metallurgical losses resulting from handling of the concentrate and payable metal deductions, subject to metal content, levied by smelters. The current payable percentage applied is approximately 95.0% for copper and 96.5% for gold, which may be revised on a prospective basis after sufficient history of payable amounts is determined.

(3)	Mined production pounds reflected are molybdenum oxide and HPM from our share of production from the mines (excludes molybdenum processed from purchased product).

	As of
	June 30, 2015	December 31, 2014
Cash and cash equivalents	$211.1	$265.6
Total assets	$2,601.3	$2,846.3
Total debt, including capital lease obligations	$897.6	$944.7
Total liabilities	$1,876.9	$1,958.8
Shareholders' equity	$724.4	$887.5
Shares outstanding (000's)	221,001	214,148

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Three Months Ended June 30, 2015 (Unaudited)
Net Income (Loss)
Net income for the second quarter of 2015 was $0.3 million, or nil per diluted share, compared to net income of $61.6 million, or $0.28 per diluted share, for the second quarter of 2014. The net income for the second quarter of 2015 was due primarily to operating income of $12.1 million and non-cash foreign exchange gains of $16.9 million, partially offset by a consolidated income and mining tax expense of $5.1 million and interest and finance fees of $22.3 million. The net income for the second quarter of 2014 was primarily due to operating income of $57.3 million and non-cash foreign exchange gains of $42.3 million, partially offset by a consolidated income and mining tax expense of $14.5 million and interest and finance fees of $23.3 million. The decrease in operating income period over period reflects a decrease in average realized sales prices for copper and gold, reduced operating income from our molybdenum mines along with the addition of care and maintenance and suspension costs for TC Mine and Endako Mine (including one-time severance costs for the Endako Mine).
Non-GAAP adjusted net loss for the second quarter of 2015 (which excluded foreign exchange gains related to intercompany notes, net of tax impacts) was $13.5 million, or $0.06 per share. Non-GAAP adjusted net income for the second quarter of 2014 was $22.0 million, or $0.10 per share.
Revenues
Revenues in the second quarter of 2015 were $134.1 million, down 46.0% compared to revenues of $248.4 million for the second quarter of 2014. This decrease in revenues was driven primarily by lower molybdenum sales due to suspension of production at TC Mine and Endako Mine and decreased copper sales partially offset by higher gold sales from Mount Milligan Mine and a slight increase in our tolling, calcining and other revenue as we continue to transition Langeloth's business model. During the second quarter of 2015, we sold 21.2 million pounds of copper and 57,920 ounces of gold at average realized sales prices of $2.63 per pound of copper and $975 per ounce of gold. During the second quarter of 2014, we sold 21.9 million pounds of copper and 51,983 ounces of gold at average realized sales prices of $3.20 per pound of copper and $1,047 per ounce of gold.
We sold approximately 2.3 million pounds and 9.7 million pounds of molybdenum in the second quarter of 2015 and 2014, respectively, of which 0.6 million pounds and 7.4 million pounds, respectively, were from our mines. Substantially all of the molybdenum sales in the second quarter of 2015 represented the sales of molybdenum inventory from 2014. In the second quarter of 2015, the average realized sales price for molybdenum was $9.23 per pound compared to $13.03 per pound for the second quarter of 2014.
Operating Expenses
Operating expenses for the second quarter of 2015 were $75.3 million, down 49.2% from the same quarter in 2014. The second quarter of 2015 included $49.6 million of operating expenses at Mount Milligan Mine related to copper and gold sales and $25.9 million of operating expenses related to our molybdenum sales (of which $9.1 million related to 2014 inventory costs for the molybdenum pounds sold). The decrease quarter over quarter was primarily due to lower molybdenum pounds sold from our mines together with $1.0 million of limited stripping costs at our TC Mine. In addition, operating costs were lower for copper and gold sales in the second quarter of 2015 primarily due to favorable Canadian foreign exchange rates. The second quarter of 2014 included $69.7 million of operating expenses at Mount Milligan Mine related to copper and gold sales and $79.6 million of operating expenses from our molybdenum sales.
Lower-of-cost-or-market product inventory write downs within operating expenses for each reportable segment during the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended
	June 30, 2015	June 30, 2014
US Molybdenum	$1.8	$—
Canadian Molybdenum	—	1.1
	$1.8	$1.1

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Operating expenses in the comparable periods were impacted by foreign exchange rates. The foreign exchange rate at June 30, 2015 was US$1.00 = C$1.25 compared to US$1.00 = C$1.07 at June 30, 2014. The foreign exchange rate averaged US$1.00 = C$1.23 for the second quarter of 2015 compared to an average rate of US$1.00 = C$1.09 for the same period in 2014.
The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the second quarter of 2015 was $0.48 per pound of payable copper produced on a by-product basis, $1.55 per pound of payable copper produced on a co-product basis and $434 per ounce of payable gold produced on a co-product basis. The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the second quarter of 2014 was $0.33 per pound of payable copper produced on a by-product basis, $1.97 per pound of payable copper produced on a co-product basis and $538 per ounce of payable gold produced on a co-product basis. The increase in non-GAAP copper cash costs on a by-product basis in the second quarter of 2015 compared to the same quarter in 2014 was primarily related to higher costs for temporary secondary crushing and mill maintenance costs, which were somewhat offset by improved copper production, slightly higher gold sales and a favorable Canadian exchange rate.
Depreciation, Depletion and Amortization Expense ("DD&A")
DD&A in the second quarter of 2015 was $26.8 million compared to $33.0 million in the second quarter of 2014. This decrease is primarily related to lower sales of molybdenum inventory in the second quarter of 2015, together with the absence of ongoing DD&A for TC Mine and our share of Endako Mine as a result of idle mining operations.
Lower-of-cost-or-market molybdenum product inventory write downs within DD&A for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended
	June 30, 2015	June 30, 2014
US Molybdenum	$0.1	$—
Canadian Molybdenum	—	0.1
	$0.1	$0.1
General and Administrative Expense
General and administrative expense in the second quarter of 2015 was $4.9 million compared to $5.2 million in the second quarter of 2014. Lower general and administrative expense in the second quarter of 2015 was primarily due to a decrease in audit and legal fees. General and administrative expense for the second quarter of 2015 and 2014 included $1.1 million in stock-based compensation expense. Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based award applies.
Costs for idle mining operations
Costs for idle mining operations in the second quarter of 2015 was $12.1 million compared to nil in the second quarter of 2014. In the second quarter of 2015 these included $1.8 million in care and maintenance expenses at TC Mine, $3.6 million in suspension costs at Endako Mine and $6.7 million in one-time severance costs at Endako Mine.
Interest and Finance Fees

Interest and finance fees were $22.3 million in the second quarter of 2015 compared to $23.3 million in the second quarter of 2014. Interest expense was lower in the second quarter of 2015 primarily due to debt reductions related to repurchases of our senior notes in June 2015, January 2015 and December 2014, and the tMEDS exchange in June 2014 together with the final settlement of the tMEDS in May 2015. In the second quarter of 2015 and 2014, we capitalized $0.3 million and $1.0 million, respectively, of interest and amortization of debt issuance costs. We capitalize interest expense allocable to the cost of developing mining properties and to construct new facilities until assets are ready for their intended use. This capitalized interest will be amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Foreign Exchange Gains and Losses

For the second quarter of 2015 and 2014, we recognized $16.9 million and $42.3 million, respectively, of foreign exchange gains. These non-cash foreign currency gains were primarily unrealized and related to intercompany notes that are C$ denominated and were entered into as part of a strategy to manage cash balances to fund our operations and provide future tax benefits. The decrease in foreign exchange gains quarter over quarter was primarily due to the weakening of the C$ against the US$ in the second quarter of 2015 compared to the second quarter of 2014. The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.25 at June 30, 2015 compared to US$1.00 = C$1.07 at June 30, 2014. The foreign exchange rate averaged US$1.00 = C$1.23 for the second quarter of 2015 compared to an average rate of US$1.00 = C$1.09 for the same period in 2014. The foreign exchange gains in the second quarter of 2015 included approximately $0.9 million of realized gains, composed of $0.7 million in realized foreign exchange gains related to forward currency contracts and $0.2 million in realized foreign exchange losses related to other operating items. The foreign exchange gains in the second quarter of 2014 included approximately $1.7 million of realized losses, composed of $0.4 million in realized foreign exchange gains related to forward currency contracts and $2.1 million in realized foreign exchange losses related to other operating items.
Loss from debt extinguishment
Loss from debt extinguishment was $3.1 million and $0.5 million in the second quarter of 2015 and 2014, respectively. The increase was due to the repurchase of the 2017 Notes in the second quarter of 2015. Please refer to Note 8 of Item 1 of this 10-Q for further discussion.
Other

Other income in the second quarter of 2015 was $1.8 million compared to $0.2 million in the second quarter of 2014. The $1.8 million for the second quarter of 2015 represented overall favorable mark-to-market income related to copper and gold commodity price hedges, of which $0.3 million was realized and $1.5 million was unrealized income.

Income and Mining Tax (Benefit) Expense

For the second quarter of 2015, we had a tax expense of $5.1 million compared to an expense of $14.5 million for the second quarter of 2014. The relationship between income tax expense and pretax net income is proportionally higher in the second quarter of 2015 due to the impact of one-time severance costs at the Endako Mine, which have no benefit due to valuation allowances on the associated deferred tax assets. The tax expense for the second quarter of 2015 and the second quarter of 2014 included a $0.3 million gain and a $0.4 million loss, respectively, related to foreign exchange on deferred tax assets.
Six Months Ended June 30, 2015 (Unaudited)
Net Income (Loss)
Net loss for the first half of 2015 was $86.9 million, or $0.40 per diluted share, compared to a net income of $22.5 million, or $0.10 per diluted share, for the first half of 2014. The net loss for the first half of 2015 was due primarily to non-cash foreign exchange losses of $71.3 million and interest and finance fees of $44.9 million, which were somewhat offset by operating income of $17.3 million and a consolidated income and mining tax benefit of $11.6 million. Net income for the first half of 2014 was primarily due to operating income of $70.4 million which was partially offset by non-cash foreign exchange losses of $4.2 million and interest and finance fees of $46.9 million. The decrease in operating income period over period reflects a decrease in average realized sales prices for copper and gold, reduced operating income from our molybdenum mines along with the addition of care and maintenance and suspension costs for TC Mine and Endako Mine (including one-time severance costs for the Endako Mine).
Non-GAAP adjusted net loss for the first half of 2015 was $27.7 million, or $0.13 per share, compared to non-GAAP adjusted net income $26.3 million, or $0.12 per share, for the first half of 2014 (which excluded foreign exchange losses related to intercompany notes, net of tax impacts).

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Revenues
Revenues in the first half of 2015 were $257.1 million, down 37.2%, compared to revenues of $409.4 million for the first half of 2014. This decrease in revenues was primarily driven by lower molybdenum sales from our mines, which are currently on care and maintenance. Additionally, during the first half of 2015, copper sales revenue from our Mount Milligan Mine was lower primarily due to lower average realized prices, which was somewhat offset by higher gold sales, more copper pounds sold and an increase in our tolling, calcining and other revenue as we continue to transition Langeloth's business model. During the first half of 2015, we sold 36.0 million pounds of payable copper and 94,670 ounces of payable gold at average realized sales prices of $2.56 per pound of copper and $979 per ounce of gold. During the first half of 2014, we sold 32.7 million pounds of payable copper and 75,857 ounces of payable gold at average realized sales prices of $3.14 per pound of copper and $1,040 per ounce of gold.
We sold approximately 6.5 million pounds and 19.5 million pounds of molybdenum in the first half of 2015 and 2014, respectively, of which 3.1 million pounds and 16.0 million pounds, respectively, were from our mines. Substantially all of the molybdenum sales in the first half of 2015 represented the sales of molybdenum inventory from 2014. In the first half of 2015, the average realized sales price for molybdenum was $9.73 per pound compared to $11.73 per pound for the first half of 2014.
Operating Expenses
Operating expenses for the first half of 2015 were $158.3 million, down 39.5% from the comparable period in 2014. The first half of 2015 included $83.4 million of operating expenses at Mount Milligan Mine related to copper and gold sales and $75.2 million of operating expenses from our molybdenum sales (of which $43.2 million related to 2014 inventory costs for the molybdenum pounds sold). The first half of 2014 included $112.5 million of operating expenses at Mount Milligan Mine related to copper and gold sales and $156.6 million of operating expenses related to our molybdenum sales. For molybdenum, the period over period decrease is primarily due to a decrease in molybdenum pounds sold from our mines in 2015, partially offset by an increase of $2.7 million in limited stripping costs at our TC Mine. For copper and gold the period over period decrease in operating expenses is due primarily to favorable Canadian foreign exchange rates.
Lower-of-cost-or-market product inventory write downs within operating expenses for each reportable segment during the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended
	June 30, 2015	June 30, 2014
US Molybdenum	$5.6	$—
Canadian Molybdenum	1.4	6.6
	$7.0	$6.6
Operating expenses in the comparable periods were impacted by foreign exchange rates. The foreign exchange rate at June 30, 2015 was US$1.00 = C$1.25 compared to US$1.00 = C$1.07 at June 30, 2014. The foreign exchange rate averaged US$1.00 = C$1.24 for the first half of 2015 compared to an average rate of US$1.00 = C$1.10 for the same period in 2014.
The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the first half of 2015 was $0.75 per pound of payable copper produced on a by-product basis, $1.59 per pound of payable copper produced on a co-product basis and $462 per ounce of payable gold produced on a co-product basis. The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the first half of 2014 was $1.34 per pound of payable copper produced on a by-product basis, $2.11 per pound of payable copper produced on a co-product basis and $573 per ounce of payable gold produced on a co-product basis. The by-product cash cost for copper for the first half of 2015 was positively impacted by a favorable foreign exchange rate, higher copper production and a higher volume of gold ounces sold during the first half of 2015 when compared to the first half of 2014, which was somewhat offset by a lower average realized sales price for gold in the first half of 2015 compared to the first half of 2014.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Depreciation, Depletion and Amortization Expense ("DD&A")
DD&A in the first half of 2015 was $46.8 million compared to $55.6 million in the first half of 2014. This decrease is primarily related to lower sales of molybdenum inventory in the first half of 2015, together with the absence of ongoing DD&A for TC Mine and our share of Endako Mine as a result of idle mining operations.
Lower-of-cost-or-market molybdenum product inventory write downs within DD&A for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended
	June 30, 2015	June 30, 2014
US Molybdenum	$0.4	$—
Canadian Molybdenum	0.1	1.4
	$0.5	$1.4
General and Administrative Expense
General and administrative expense in the first half of 2015 was $10.5 million compared to $11.8 million in the first half of 2014. Lower general and administrative expense in the first half of 2015 was primarily due to lower audit and tax services. General and administrative expense for the first half of 2015 and the first half of 2014 included $1.8 million in stock-based compensation expense.
Costs for idle mining operations
Costs for idle mining operations in the first half of 2015 was $17.7 million compared to nil in the first half of 2014. In the first half of 2015 these included $4.2 million in care and maintenance expense at TC Mine, $6.8 million in suspension costs at Endako Mine and $6.7 million in one-time severance costs at Endako Mine.
Interest and Finance Fees

Interest and finance fees were $44.9 million in the first half of 2015 compared to $46.9 million in the first half of 2014. Interest expense was lower in the first half of 2015 primarily due to debt reductions related to open market repurchases of our senior notes in June 2015, January 2015 and December 2014 and the tMEDS exchange in June 2014 together with the final settlement of the tMEDS in May 2015. In the first half of 2015 and 2014, we capitalized $0.6 million and $1.9 million, respectively, of interest and amortization of debt issuance costs. We capitalize interest expense allocable to the cost of developing mining properties and to construct new facilities and equipment until assets are ready for their intended use. This capitalized interest will be amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.

Foreign Exchange Gains and Losses

For the first half of 2015 and 2014, we recognized $71.3 million and $4.2 million, respectively, of foreign exchange losses. These non-cash foreign currency losses were primarily unrealized and related to intercompany notes that were entered into as part of a strategy to manage cash balances to fund our operations and provide future tax benefits. The increase in foreign exchange losses was primarily due to the weakening of the C$ against the US$. The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.25 at June 30, 2015 compared to US$1.00 = C$1.07 at June 30, 2014. The foreign exchange rate averaged US$1.00 = C$1.24 for the first half of 2015 compared to an average rate of US$1.00 = C$1.10 for the same period in 2014. The foreign exchange losses in the first half of 2015 included approximately $0.8 million of realized losses, composed of $0.9 million in realized foreign exchange losses related to forward currency contracts and $0.1 million in realized foreign exchange gains related to other operating items. The foreign exchange losses in the first half of 2014 included $0.7 million of realized losses, composed of $0.7 million in realized foreign exchange gains related to forward currency contracts and $1.4 million in realized foreign exchange losses related to other operating items.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Other

Other income in the first half of 2015 was $3.1 million compared to $3.0 million in the first half of 2014. The $3.1 million for the first half of 2015 represented overall favorable mark-to-market income related to copper and gold commodity price hedges, of which $3.7 million was realized income and $0.6 million was unrealized loss. The $3.0 million for the first half of 2014 represented a settlement received in the first half of 2014 associated with interest on state tax refund received in 2010.

Income and Mining Tax (Benefit) Expense

For the first half of 2015, we had a tax benefit of $11.6 million compared to a benefit of $0.5 million for the first half of 2014. The relationship between income tax benefit and pretax net loss is proportionally lower in the prior period due to both a successful conclusion to a tax appeal and an increase in the amount of our deferred taxes that will be realized, which increased our tax benefit for the first half of 2014 by $1.4 million and $2.4 million, respectively. The tax benefit for the first half of 2015 and the first half of 2014 included a $1.3 million and nil loss, respectively, related to foreign exchange on deferred tax assets.
Operating Segment Discussion
The following discussion presents operating and financial results for the three and six months ended June 30, 2015 and 2014 for each operating reportable segment. This discussion does not include any of the idle molybdenum mining operations on care and maintenance and temporary suspension as of June 30, 2015.
Copper-Gold
Mount Milligan Mine
The following table summarizes Mount Milligan Mine's operating and financial results for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2015	2014	2015	2014
Operational Statistics
Mined
Ore tonnes (000's)	4,668	3,441	8,996	6,719
Waste tonnes (000's)	3,287	2,201	6,482	5,517
Strip ratio	0.70	0.64	0.72	0.82
Milled (000's tonnes)	4,090	3,546	7,651	6,541
Copper ore grade (%)	0.28%	0.27%	0.27%	0.28%
Gold ore grade (g per tonne)	0.65	0.52	0.64	0.61
Copper recovery (%)	85.5%	80.4%	82.7%	79.8%
Gold recovery (%)	72.7%	65.1%	70.0%	61.8%
Concentrate production (dry tonnes)	39,562	29,723	69,907	57,889
Copper payable production (000's lb) (1)	20,159	16,035	35,564	30,278
Gold payable production (oz) (1)	59,917	37,030	106,036	76,273
Copper cash cost ($/payable lb produced) - By-Product (2)	$0.48	$0.33	$0.75	$1.34
Copper cash cost ($/payable lb produced) - Co-Product (2)	$1.55	$1.97	$1.59	$2.11
Gold cash cost ($/payable oz produced) - Co-Product (2)	$434	$538	$462	$573
Copper sold (000's lb)	21,195	21,939	35,986	32,732
Gold sold (oz)	57,920	51,983	94,670	75,857
Copper average realized sales price ($/lb) (2)	$2.63	$3.20	$2.56	$3.14
Gold average realized sales price ($/oz) (2)	$975	$1,047	$979	$1,040
_____________________________________________________________________________

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

Copper and Gold Production and Cash Costs

For the three months ended June 30, 2015, compared to the three months ended June 30, 2014, there was a 33.1% increase in concentrate production (dry tonnes), a 25.7% increase in payable copper production, a 61.8% increase in payable gold production, and a 15.3% increase in mill throughput. Copper and gold ore grades and recoveries were higher in the second quarter of 2015 compared to the second quarter of 2014.

During the first half of 2015 compared to the first half of 2014, there was a 20.8% increase in concentrate production (dry tonnes), an 17.5% increase in payable copper production, a 39.0% increase in payable gold production, and a 17.0% increase in mill throughput. Given the mine sequencing, copper ore grades were lower and copper recoveries were higher in the first half of 2015 compared to the first half of 2014. Gold ore grades were higher and gold recoveries were significantly higher in the first half of 2015 compared to the first half of 2014. As previously noted, non-GAAP unit cash costs for the second quarter and first half of 2015 compared to the same periods of 2014 improved primarily due to higher production, favorable movements in exchange rates and, for copper by-product cash costs, higher gold sales volumes in the second quarter and first half of 2015.
The average foreign exchange rate was US$1.00 = C$1.23 for the second quarter of 2015 and US$1.00 =$1.24 for the first half of 2015 compared to US$1.00 = C$1.09 for the second quarter of 2014 and US$1.00 = C$1.10 for the first half of 2014, resulting in a favorable impact on operating costs of approximately $6.9 million and $11.7 million for the second quarter and first half of 2015.
Copper and Gold Sold
During the three months ended June 30, 2015 compared to the three months ended June 30, 2014, copper sales volumes decreased by 3.4% and gold sales volumes increased by 11.4%. For copper the decrease in sales volumes combined with a 17.8% lower average realized sales price resulted in decrease in copper sales. For gold sales the increase in sales volumes were somewhat offset by a 6.9% lower average realized sales price for gold. The average realized prices for copper and gold for the second quarter of 2015 were impacted by falling metal prices, resulting in negative mark-to-market adjustments for prior period provisional payments that are not yet final. See “Non-GAAP Financial Measures” for the definition and reconciliation of the non-GAAP average realized sales prices.
During the first half of 2015 compared to the first half of 2014, copper sales volumes increased by 9.9% and gold sales volumes increased by 24.8%. We made seven shipments and recognized seven sales in the first half of 2015 and six shipments and six sales in the first half of 2014 resulting in higher sales volumes for copper and gold in the first half of 2015. The increased sales volumes were somewhat offset by a 18.5% lower average realized sales price for copper and a 5.9% lower average realized sales price for gold. The average realized prices for copper and gold for the first half of 2015 were also impacted by falling metal prices which resulting in negative adjustments to the final settlement of certain provisional payments together with negative mark-to-market adjustments for prior period provisional payments not yet final.
Capital Expenditures
During the three months ended June 30, 2015, we made C$11.3 million of capital expenditures for Mount Milligan Mine, consisting of C$10.1 million for ongoing operations, C$0.6 million for engineering work for the secondary crusher and C$0.6 million related primarily to the payment of accruals from 2014. During the first half of 2015, we made C$26.8 million of capital expenditures for Mount Milligan Mine, consisting of C$22.7 million for ongoing operations, C$2.9 million for engineering work for the secondary crusher and C$1.2 million related primarily to the payment of accruals from 2014.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

US Molybdenum Operating Activities
Langeloth Facility
Operating results for the Langeloth Facility represent activities related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility. For the second quarter and first half of 2015, this excluded product volumes and costs related to the roasting and processing of TC Mine and Endako Mine product inventory from 2014. For 2014 Langeloth Facility's costs associated with roasting and processing of TC Mine and Endako Mine product inventory are included in each Mine's respective operating results. Please refer to Note 18 above in the Item 1,"Financial Statements" for a further discussion.
As previously discussed, we are currently transitioning the Langeloth Facility into what we believe will be one of the largest third party molybdenum conversion plants in the world, which is expected to contribute to positive cash flow from our molybdenum business in 2015.
The following is a summary of the Langeloth Facility's operating results for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2015	2014	2015	2014
Operational Statistics
Molybdenum sold from purchased product (000's lb)	1,679	2,250	3,412	3,504
Realized price on molybdenum sold from purchased product ($/lb)	$8.29	$13.32	$8.90	$12.27
Toll roasted and upgraded molybdenum processed (000's lb)	4,698	24	11,493	603
Roasted metal products processed (000's lb)	1,272	3,407	2,839	5,187
Molybdenum sold from third-party purchased molybdenum concentrate decreased for the second quarter and first half of 2015, as compared to the same periods in 2014 primarily due to decreased demand. The average realized sales price was $8.29 and $8.90 per pound for the second quarter and first half of 2015, respectively, compared to $13.32 per pound and $12.27 per pound for the second quarter and first half of 2014, respectively, primarily due to falling molybdenum prices in the second quarter of 2015.
The volume of toll roasted and upgraded molybdenum processed during the second quarter and first half of 2015 increased by approximately 20,000% and 2,000%, respectively, compared to the same periods in 2014, due to higher capacity for toll roasted and upgraded third-party material as part of the transition of Langeloth to one of the largest third party conversion plants .
The volume of roasted metal products processed during the second quarter and first half of 2015 decreased by 62.7% and 45.3% compared to the same periods in 2014, respectively, due to decreased customer demand and available material.
Liquidity and Capital Resources
Our financial position was as follows:

	As of
(US$ in millions)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$211.1	$265.6
Accounts receivable, including related party receivables	$31.6	$46.1
Accounts payable	$80.7	$93.1
Current portion of debt, including equipment financings	$26.3	$26.7
Total working capital	$191.0	$272.2
Total debt, including equipment financings	$897.6	$944.7

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

During the second quarter and first half of 2015, our debt and liquidity positions were primarily affected by the following:

•
Cash generated by operating activities of $23.9 million and $18.6 million for the second quarter and first half of 2015, respectively, which reflects three shipments of concentrate and four sales for the second quarter of 2015 and seven shipments of concentrate and seven sales for the first half of 2015;

•
Capital expenditures of $9.7 million and $22.9 million for the second quarter and first half of 2015, respectively, primarily related to ongoing operations and engineering work for the secondary crusher at our Mount Milligan Mine; and

•
Principal payments of $41.3 million and $55.9 million of the second quarter and first half of 2015, respectively, primarily related to repurchases of certain of our 2017, 2018 and 2019 notes and the repayment of equipment financings.

We monitor our exposure to the prices of our products as well as the currencies in which we operate. During the first half of 2015, we entered into hedges to manage exposure to fluctuations in the prices of copper and gold (particularly the exposure between the provisional and final payments from our customers), and also purchased gold to satisfy our obligations under the Gold Stream Arrangement. During the first half of 2015, we also entered into hedges to manage exposure to the potential strengthening of the Canadian dollar against the US dollar. See Note 5 in Item 1 for further discussion.
During the second quarter of 2015 there were operational improvements at Mount Milligan, which we believe will continue throughout the remainder of the year. Based on this assessment and our cash position, we deployed capital for additional senior notes repurchases as part of our plan to reduce our debt. During the first half of 2015 we repurchased and retired $34.2 million of our senior secured notes and $7.3 million of our unsecured notes, respectively, resulting in future interest savings of $11.6 million. During the fourth quarter of 2014 we repurchased and retired $25.7 million of our senior unsecured notes in open market transactions, resulting in future interest savings of $9.9 million. We may from time to time redeem, retire and/or purchase more outstanding debt, depending upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. However, there can be no assurance that we will take any of these actions.
With expected cash flow from our Mount Milligan Mine at current copper and gold prices and foreign exchange rates, together with expected cash flow from our residual molybdenum operations and cash on hand as of June 30, 2015, we believe we will have sufficient liquidity to fund our planned capital expenditures, working capital needs and scheduled debt and interest payments. Depending upon commodity prices and Canadian foreign exchange rates, we expect our cash position at year end 2015 will be lower than the June 30, 2015 cash balance.
In the longer term, our ability to fund capital expenditures, working capital needs, and scheduled debt and interest payments will primarily depend on cash flow from our Mount Milligan Mine. Additionally, as our outstanding notes approach maturity, with the senior secured notes maturing in December 2017, we will likely need to refinance the notes to extend the maturities or seek additional financings, which may include debt or equity issuances, to insure that we can maintain sufficient liquidity. We may also seek financing in the future to fund ongoing operations and/or capital requirements, to grow our business and for general corporate purposes. We cannot assure that we will be able to refinance our existing debt or obtain additional financings on terms that are more favorable than our current terms. We continue to actively evaluate debt reduction and refinancing measures, as our target is to reduce debt over time to approximately three times EBITDA for a twelve month period.
Operating Cash Flows
Cash generated by operating activities for the three and six months ended June 30, 2015 was $23.9 million and $18.6 million, respectively compared to cash generated by operating activities of $50.7 million and $66.9 million for the three and six months ended June 30, 2014, respectively. The decrease in cash flow from operations period over period was primarily a result of a decrease in revenues which was driven by lower molybdenum sales in the 2015 periods, discussed previously, together with lower copper sales from our Mount Milligan Mine. These declines were partially offset by increased operating income from Mount Milligan Mine. For the three and six months ended June 30, 2015 cash flow from operations benefited $5.8 million and $0.3 million, respectively and for the three and six months ended June 30, 2014 cash flow from operations benefited $4.1 million and $10.9 million, respectively, in net payables related to the Gold Stream Arrangement for undelivered ounces.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Investing Activities
Cash used in investing activities for the three and six months ended June 30, 2015 was $9.9 million and $16.7 million, respectively compared to cash used in investing activities of $27.9 million and $65.4 million for the three and six months ended June 30, 2014, respectively. This decline is primarily related to the completion of the construction and development of Mount Milligan Mine and related permanent operations residence. During the three and six months ended June 30, 2015, we spent $9.7 million and $22.9 million on property, plant, equipment and development expenditures primarily related to ongoing operating capital and engineering work on the secondary crusher for the Mt. Milligan Mine. During the three and six months ended June 30 2014, we spent $26.7 million and $48.5 million, respectively on property, plant, equipment and development expenditures primarily related to the construction of the permanent operations residence at Mount Milligan and the payments of 2013 accruals related to the construction and development of Mount Milligan Mine. Payments of capitalized interest primarily related to the Mount Milligan Mine were $0.3 million and $1.0 million during the three and six months ended June 30, 2015, as compared to $0.6 million and $6.9 million for the comparable periods in 2014.
Reclamation deposits were nil for each of the three months ended June 30, 2015 and 2014 and nil and 10.0 million for the six months ended June 30, 2015 and 2014, respectively. Reclamation deposits of $10.0 million for the first half of 2014 represented cash collateral that was posted against existing surety bonds for TC Mine reclamation bonds.
Financing Activities
Cash used in financing activities for the three and six months ended June 30, 2015 was $41.1 million and $55.4 million, respectively, compared to cash used in financing activities of $10.6 million and $19.6 million, respectively, in the comparable periods in 2014. The increase was due primarily to certain repurchases 2017, 2018 and 2019 Notes and payments on equipment financings, as discussed above.
Off-Balance Sheet Arrangements
As of June 30, 2015, we have commitments to purchase approximately 10.3 million pounds of molybdenum sulfide concentrate from 2015 to 2017 to be priced at the time of purchase. In addition, we have fixed-priced contracts, under which we have committed to sell approximately 536.4 thousand pounds of molybdenum in 2015 at an average market price of $12.14 per pound.
Transactions with our Endako Mine Joint Venture Partner

Our total sales to a company affiliated with Sojitz, our Endako Mine joint venture partner, represented 1.0% and 2.9% for the three and six months ended June 30, 2015, respectively and 12.2% and 13.3% of our total revenues for the three and six months ended June 30, 2014, respectively. See Note 16 within Item 1 of this 10-Q for more information about transactions with this joint venture partner.
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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

For the first half of 2015 and 2014, the significant items were the net gains and losses related to the impact of foreign exchange due primarily to intercompany notes and related tax effects. For the five quarters ended June 30, 2015, the significant items were the net gains and losses related to the impact of foreign exchange due primarily to intercompany notes and related tax effects and impairments on our property, plant and equipment and materials and supplies inventory.
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
We review and evaluate our long-lived assets for impairment using a two-step approach when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. We experienced non-cash impairment write downs of our long-lived assets during 2014, as described in our 2014 Form 10-K, Note 5 within Item 8. Management does not consider these impairment charges in its evaluation of our financial performance and excludes non-cash asset write-downs and related tax impacts from adjusted net income (loss) and adjusted net income (loss) per share — basic and diluted. We believe that presentation of our non-GAAP measures excluding these non-cash impairment losses provides useful information to our investors regarding our financial condition and results of operations.
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
The following tables reconcile net income (loss) presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per share—basic and diluted, for the three and six months ended June 30, 2015 and 2014 and for the five quarters ended June 30, 2015 . All figures within the tables are unaudited and are presented in US$ in millions, except shares and per share amounts.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss)	$0.3	$61.6	$(86.9)	$22.5
Add (Deduct):
(Gain) loss on foreign exchange (1)	(17.2)	(41.9)	72.6	4.2
Tax expense (benefit) on foreign exchange (gain) loss	3.4	2.3	(13.4)	(0.4)
Non-GAAP adjusted net income (loss)	$(13.5)	$22.0	$(27.7)	$26.3

Net income (loss) per share
Basic	$0.00	$0.35	$(0.40)	$0.13
Diluted	$0.00	$0.28	$(0.40)	$0.10
Adjusted net income (loss) per share
Basic	$(0.06)	$0.13	$(0.13)	$0.15
Diluted	$(0.06)	$0.10	$(0.13)	$0.12
Weighted-average shares
Basic	218.0	174.5	216.2	173.1
Diluted	218.0	220.3	216.2	217.3

(1)
Included a foreign exchange gain of $0.3 million and a foreign exchange loss of $1.3 million presented in income and mining tax expense (benefit) on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015, respectively. Included $0.4 million and nil of foreign exchange loss presented in income and mining tax expense (benefit) on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014, respectively.

Non-GAAP reconciliation

	Three Months Ended
	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014
Net income (loss)	$0.3	$(87.2)	$(135.6)	$(11.1)	$61.6
Add (Deduct):
Asset impairments	—	—	104.8	—	—
Tax benefit of asset impairments (1)	—	—	(7.0)	—	—
(Gain) loss on foreign exchange (2)	(17.2)	89.8	34.8	59.7	(41.9)
Tax expense (benefit) on foreign exchange (gain) loss	3.4	(16.8)	(7.0)	(10.3)	2.3
Non-GAAP adjusted net income (loss)	$(13.5)	$(14.2)	$(10.0)	$38.3	$22.0

Net income (loss) per share
Basic	$0.00	$(0.41)	$(0.63)	$(0.05)	$0.35
Diluted	$0.00	$(0.41)	$(0.63)	$(0.05)	$0.28
Adjusted net income (loss) per share
Basic	$(0.06)	$(0.07)	$(0.05)	$0.18	$0.13
Diluted	$(0.06)	$(0.07)	$(0.05)	$0.17	$0.10
Weighted-average shares
Basic	218.0	214.4	214.1	213.9	174.5
Diluted	218.0	214.4	214.1	220.4	220.3
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
(2) Included a foreign exchange gain of $0.3 million; a foreign exchange loss of $1.6 million, foreign exchange gains of $0.5 million and $0.6 million and a foreign exchange loss of $0.4 million, presented in income and mining tax expense (benefit) in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014, respectively.
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
Unit cash cost on a by-product and co-product basis represent the mining, milling, on-site general and administration, truck and rail transportation, warehousing, refining and treatment, and ocean freight and insurance costs; and exclude the effects of changes in inventory; non-cash corporate allocations; other non-cash employee benefits such as stock-based compensation, depreciation, depletion, amortization and accretion.
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
The following tables provide a reconciliation of cash costs, unit cash costs, and operating expenses for Copper-Gold operations included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the determination of net income (loss) for the three and six months ended June 30, 2015 and 2014 and for the five quarters ended June 30, 2015.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Non-GAAP cash cost

	Three Months Ended		Six Months Ended
(US$ in millions)	Jun 30 2015	Jun 30 2014	Jun 30 2015	Jun 30 2014
Direct mining costs (1)	$45.0	$39.8	$82.4	$89.4
Truck and rail transportation and warehousing costs	3.8	4.6	8.2	6.2
Costs reflected in inventory and operations costs	$48.8	$44.4	$90.6	$95.6
Refining and treatment costs	6.6	5.7	11.1	8.5
Ocean freight and insurance costs	1.8	1.5	3.8	3.5
Direct costs reflected in revenue and selling and marketing costs	$8.4	$7.2	$14.9	$12.0
Non-GAAP cash costs	$57.2	$51.6	$105.5	$107.6
Reconciliation to amounts reported (US$ in millions)
Direct costs	$(8.4)	$(7.2)	$(14.9)	$(12.0)
Changes in inventory	1.8	26.6	(5.2)	18.6
Silver by-product credits (2)	(1.2)	(1.6)	(2.4)	(2.3)
Non cash costs and other	0.2	0.3	0.4	0.6
Copper-Gold segment US GAAP operating expenses	$49.6	$69.7	$83.4	$112.5

	Three Months Ended
(US$ in millions)	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014
Direct mining costs (1)	$45.0	$37.4	$45.2	$48.8	$39.8
Truck and rail transportation and warehousing costs	3.8	4.4	3.3	3.8	4.6
Costs reflected in inventory and operations costs	$48.8	$41.8	$48.5	$52.6	$44.4
Refining and treatment costs	6.6	4.5	4.6	4.4	5.7
Ocean freight and insurance costs	1.8	2.0	1.5	1.1	1.5
Direct costs reflected in revenue and selling and marketing costs	$8.4	$6.5	$6.1	$5.5	$7.2
Non-GAAP cash costs	$57.2	$48.3	$54.6	$58.1	$51.6
Reconciliation to amounts reported (US$ in millions)
Direct costs	$(8.4)	$(6.5)	$(6.1)	$(5.5)	$(7.2)
Changes in inventory	1.8	(7.0)	(6.2)	(4.5)	25.0
Silver by-product credits (2)	(1.2)	(1.2)	(0.9)	(1.1)	—
Non cash costs and other	0.2	0.2	—	0.4	0.3
Copper-Gold segment US GAAP operating expenses	$49.6	$33.8	$41.4	$47.4	$69.7
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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

By-Product

	Three Months Ended		Six Months Ended
(US$ in millions, except pounds and per pound amounts)	Jun 30 2015	Jun 30 2014	Jun 30 2015	Jun 30 2014
Copper payable production (000's lbs)	20,159	16,035	35,564	30,278
Non-GAAP cash cost	$57.2	$51.6	$105.5	$107.6
Less by-product credits
Gold sales (1)	$56.5	$54.4	$92.7	$78.9
Gold sales related to deferred portion of Gold Stream Arrangement	(10.0)	(9.7)	(16.4)	(14.1)
Net gold by-product credits	$46.5	$44.7	$76.3	$64.8
Silver by-product credits (2)	1.3	1.6	2.5	2.3
Total by-product credits	$47.8	$46.3	$78.8	$67.1
Non-GAAP cash cost net of by-product credits	$9.4	$5.3	$26.7	$40.5
Non-GAAP cash cost per pound, on a by-product basis	$0.48	$0.33	$0.75	$1.34

	Three Months Ended
(US$ in millions, except pounds and per pound amounts)	June 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014
Copper payable production (000's lbs)	20,159	15,405	18,024	16,267	16,035
Non-GAAP cash cost	$57.2	$48.3	$54.6	$58.1	$51.6
Less by-product credits
Gold sales (1)	$56.5	$36.2	$39.0	$55.2	$54.4
Gold sales related to deferred portion of Gold Stream Arrangement	(10.0)	(6.4)	(6.3)	(10.8)	(9.7)
Net gold by-product credits	$46.5	$29.8	$32.7	$44.4	$44.7
Silver by-product credits (2)	1.3	1.2	0.9	1.1	1.6
Total by-product credits	$47.8	$31.0	$33.6	$45.5	$46.3
Non-GAAP cash cost net of by-product credits	$9.4	$17.3	$21.0	$12.6	$5.3
Non-GAAP cash cost per pound, on a by-product basis	$0.48	$1.12	$1.16	$0.77	$0.33
_______________________________________________________________________________
(1) Excluded refining and treatment charges.
(2) Silver sales are reflected as a credit to operating costs.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Co- Product

	Three Months Ended		Six Months Ended
(US$ in millions, except pounds, ounces and per unit amounts)	Jun 30 2015	Jun 30 2014	Jun 30 2015	Jun 30 2014
Copper payable production (000’s lbs)	20,159	16,035	35,564	30,278
Gold payable production in Cu eq. (000’s lbs) (1)	17,317	10,125	31,399	20,565
Payable production (000’s lbs)	37,476	26,160	66,963	50,843

Non-GAAP cash cost allocated to Copper	$30.8	$31.6	$56.0	$64.1
Non-GAAP cash cost per pound, on a co-product basis	$1.55	$1.97	$1.59	$2.11

Non-GAAP cash cost allocated to Gold	$26.4	$20.0	$49.5	$43.5
Gold payable production (ounces)	59,917	37,030	106,036	76,273
Non-GAAP cash cost per ounce, on a co-product basis	$434	$538	$462	$573

	Three Months Ended
(US$ in millions, except pounds, ounces and per unit amounts)	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014
Copper payable production (000’s lbs)	20,159	15,405	18,024	16,267	16,035
Gold payable production in Cu eq. (000’s lbs) (1)	17,317	14,082	10,954	15,976	10,125
Payable production (000’s lbs)	37,476	29,487	28,978	32,243	26,160

Non-GAAP cash cost allocated to Copper	$30.8	$25.2	$34.0	$29.3	$31.6
Non-GAAP cash cost per pound, on a co-product basis	$1.55	$1.64	$1.88	$1.80	$1.97

Non-GAAP cash cost allocated to Gold	$26.4	$23.1	$20.6	$28.8	$20.0
Gold payable production (ounces)	59,917	46,119	40,967	60,366	37,030
Non-GAAP cash cost per ounce, on a co-product basis	$434	$498	$506	$477	$538
______________________________________________________________________________

(1) For the six months ended June 30, 2015 gold has been converted from payable ounces to thousands of copper equivalent pounds by using the gold production for the periods presented, using a gold price of $801 and a copper price of $2.70. For the six months ended June 30, 2014 gold has been converted from payable ounces to thousands of copper equivalent pounds by using the gold production for the periods presented, using a gold price of $843 and a copper price of $3.13. Gold has been converted from payable ounces to thousands of copper equivalent pounds by using the gold production for the periods presented, using a gold price of $795, $806, $829, $840 and $842 per ounce for the three months ended June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014, respectively, (adjusted for the Royal Gold price of $435 per ounce) and a copper price of $2.75, $2.64, $3.10, $3.17 and $3.08 per pound for the three months ended June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014, respectively.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Average realized sales price
The average realized sales price per payable pound or payable ounce sold is calculated by dividing copper or gold sales revenue, gross together with the final pricing adjustments and mark-to-market adjustments by the pounds or ounces sold, respectively, as shown in the tables below.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except pounds, ounces and per unit amounts)	2015	2014	2015	2014
Average realized sales price for Copper
Copper sales reconciliation ($)
Copper sales, excluding adjustments	$58.4	$68.6	$96.7	$102.6
Final pricing adjustments	1.6	(1.9)	(5.7)	(2.0)
Mark-to-market adjustments	(4.3)	3.5	1.2	2.1
Copper sales, net of adjustments	55.7	70.2	92.2	102.7
Less Refining and treatment costs	6.4	5.4	10.7	8.1
Copper sales	$49.3	$64.8	$81.5	$94.6

Pounds of Copper sold (000's lb)	21,195	21,939	35,986	32,732

Average realized sales price for Copper on a per pound basis
Copper sales excluding adjustments	$2.76	$3.13	$2.69	$3.13
Final pricing adjustments	0.08	(0.09)	$(0.16)	(0.06)
Mark-to-market adjustments	(0.21)	0.16	$0.03	0.07
Average realized Copper sales price per pound sold	$2.63	$3.20	$2.56	$3.14

Average realized sales price for Gold

Gold sales reconciliation ($)
Gold sales related to cash portion of Gold Stream Arrangement	$13.1	$11.7	$21.4	$17.2
Gold sales related to deferred portion of Gold Stream Arrangement	10.0	9.7	16.4	14.1
Gold sales under Gold Stream Arrangement	23.1	21.4	37.8	31.3

TCM share of gold sales to MTM Customers	34.0	32.2	55.2	47.2
Final pricing adjustments	(1.1)	(0.2)	(0.4)	(0.3)
Mark-to-market adjustments	0.4	1.0	—	0.7
Gold sales TCM Share	33.3	33.0	54.8	47.6
Gold sales, net of adjustments	56.4	54.4	92.6	78.9
Less Refining and treatment costs	0.1	0.3	0.3	0.4
Gold sales	56.3	54.1	92.3	78.5

Ounces of gold sold to Royal Gold	30,070	26,990	49,224	39,364
TCM share of ounces of gold sold to MTM customers	27,850	24,993	45,446	36,493
Total ounces of Gold sold	57,920	51,983	94,670	75,857

Average realized sales price for Gold on a per ounce basis
Gold sales related to cash portion of Gold Stream Arrangement	$435	$435	$435	$435
Gold sales related to deferred portion of Gold Stream Arrangement	334	359	334	$359

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Average realized sales price per ounce sold to Royal Gold	$769	$794	$769	$794

TCM share of gold sales to MTM Customers	$1,221	$1,288	1,215	$1,293
Final pricing adjustments	(39)	(8)	(10)	(7)
Mark-to-market adjustments	15	40	—	19
Average realized sales price per ounce sold for TCM share	$1,197	$1,320	$1,205	$1,305

Average realized sales price per ounce sold	$975	$1,047	$979	$1,040

	Three Months Ended
(US$ in millions, except pounds, ounces and per unit amounts)	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014
Average realized sales price for Copper

Copper sales reconciliation ($)
Copper sales, excluding adjustments	$58.4	$38.3	$46.6	$52.6	$68.6
Final pricing adjustments	1.6	(7.3)	(2.5)	1.3	(1.9)
Mark-to-market adjustments	(4.3)	5.5	(1.5)	(4.0)	3.5
Copper sales, net of adjustments	55.7	36.5	42.6	49.9	70.2
Less Refining and treatment costs	6.4	4.3	4.4	4.2	5.4
Copper sales	$49.3	$32.2	$38.2	$45.7	$64.8

Pounds of Copper sold (000's lb)	21,195	14,791	15,478	16,482	21,939

Average realized sales price for Copper on a per unit basis
Copper sales excluding adjustments	$2.76	$2.59	$3.01	$3.19	$3.13
Final pricing adjustments	0.08	(0.49)	(0.16)	0.08	(0.09)
Mark-to-market adjustments	(0.21)	0.37	(0.10)	(0.25)	0.16
Average realized Copper sales price per pound sold	$2.63	$2.47	$2.75	$3.02	$3.20

Average realized sales price for Gold

Gold sales reconciliation ($)
Gold sales related to cash portion of Gold Stream Arrangement	$13.1	$8.3	$8.8	$13.0	$11.7
Gold sales related to deferred portion of Gold Stream Arrangement	10.0	6.4	6.3	10.8	9.7
Gold sales under Gold Stream Arrangement	23.1	14.7	15.1	23.8	21.4
TCM share of gold sales to MTM Customers	34.0	21.2	24.0	35.6	32.2
Final pricing adjustments	(1.1)	0.7	(2.5)	(0.2)	(0.2)
Mark-to-market adjustments	0.4	(0.4)	2.4	(4.0)	1.0
Gold sales TCM Share	33.3	21.5	23.9	31.4	33.0
Gold sales, net of adjustments	56.4	36.2	39.0	55.2	54.4
Less Refining and treatment costs	0.1	0.2	0.2	0.2	0.3
Gold sales	$56.3	$36.0	$38.8	$55.0	$54.1

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Ounces of gold sold to Royal Gold	30,070	19,154	20,217	29,965	26,990
TCM share of ounces of gold sold to MTM customers	27,850	17,596	18,692	28,009	24,993
Total ounces of Gold sold	57,920	36,750	38,909	57,974	51,983

Average realized sales price for Gold on a per ounce basis
Gold sales related to cash portion of Gold Stream Arrangement	$435	$435	$435	$435	$435
Gold sales related to deferred portion of Gold Stream Arrangement	334	334	312	359	359
Average realized sales price per ounce sold to Royal Gold	$769	$769	$747	$794	$794

TCM share of gold sales to MTM Customers	$1,221	$1,205	$1,284	$1,271	$1,288
Final pricing adjustments	(39)	40	(134)	(7)	(8)
Mark-to-market adjustments on current period sales	15	(25)	129	(143)	40
Average realized sales price per ounce sold for TCM share	$1,197	$1,220	$1,279	$1,121	$1,320

Average realized sales price per ounce sold	$975	$985	$1,002	$952	$1,047

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
For the three and six months ended June 30, 2015, we had copper sales totaling 21.2 million and 36.0 million pounds, respectively, recorded at an average realized price of $2.63 and $2.56 per pound, respectively, of which approximately 26.7 million pounds are subject to final pricing over the next several months. We estimate that each $0.10 per pound change in the price realized from the June 30, 2015 provisional price recorded would have a net impact on consolidated revenues for the three and six months ended June 30, 2015 of approximately $2.1 million and $3.7 million, respectively. Additionally, at June 30, 2015, under derivative contracts designed to hedge our copper price risk, we had contracts to sell 5.5 million pounds of copper at an approximate price of $2.86 per pound through August 2015.

For the three and six months ended June 30, 2015, we had gold sales totaling 57,920 and 94,670 ounces, respectively, recorded at an average realized price of $975 and $979 per ounce, respectively, of which approximately 45,252 ounces are subject to final pricing over the next several months. We estimate that each $25 per ounce change in the price realized from the June 30, 2015 provisional price recorded would have a net impact on our share of the consolidated revenues for the three and six months ended June 30, 2015 of approximately $0.6 million and $1.1 million, respectively.

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
At June 30, 2015, under derivative contracts designed to hedge gold price risk, we had contracts to purchase 21,840 ounces of gold at $1,199 - $1,202 per ounce and to sell 16,900 ounces at prices $1,175-$1,222 per ounce.
Molybdenum
We enter into certain molybdenum sales contracts to sell future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. For the three and six months ended June 30, 2015, we estimate that each $1 per pound change in the price realized for molybdenum sales (using molybdenum pounds sold from our mines), our revenue would change by approximately $0.6 million and $3.1 million, respectively.
The following table sets forth our outstanding provisionally-priced molybdenum contracts as of June 30, 2015:

Pounds to be Sold/Purchased
(000's lb)
Provisionally-priced contracts:
Purchases	1,791.7
Fixed-price sales contracts:
Molybdenum committed (1)	536.4
(1) As of June 30, 2015 for our fixed-priced molybdenum sales contracts the average price per pound is $12.14.
For the three and six months ended June 30, 2015 and 2014, we treated these contracts as normal purchase and normal sales contracts.
In the normal course of operations, we enter into agreements for the purchase of molybdenum to provide product for our Langeloth facility. As of June 30, 2015, we had commitments to purchase approximately 10.3 million pounds of molybdenum sulfide concentrate from 2015 to 2017, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.
Other
In the normal course of operations, we enter into agreements for the purchase of natural gas for use at the Langeloth facility. As of June 30, 2015, we had commitments to purchase approximately 69.5 thousand dekatherms (dt) from July 2015 - September 2016 at prices ranging from $2.96-$3.38.
In April 2015, we entered into an agreement in which we will purchase approximately 1.1 million gallons of diesel fuel between May 2015 and December 2015 at a price of $1.90 per gallon. As of June 30, 2015, TCM has 0.8 million gallons outstanding under the contract for July through December 2015. Under the contract, we will also purchase approximately 1.6 million gallons during 2016, at a price of $2.00 per gallon.
Foreign Currency Exchange Risk
We transact business in various currencies in the normal course of operations. All of our revenues are denominated in the US dollar; however, we pay certain expenses attributable to its Canadian operations in the Canadian dollar. As a result, we have ongoing foreign exchange translation risk with respect to our Canadian operations. A decrease of 10% in the value of the US dollar relative to the Canadian dollar would have lowered operating income for the six months ended June 30, 2015 by approximately $12.9 million.
To help mitigate this risk, we enter into foreign currency forward contracts from time to time, in which we have agreed to buy Canadian dollars at an agreed-upon rate. Please refer to Note 5 within Item 8 of this 10-K for further discussion. We record our currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of June 30, 2015, we had 11 open foreign currency contracts. The following table provides details of TCM's open forward currency contracts as of August 4, 2015 :

	Notional Amount	Buy Price	Maturities Through
Forward currency contracts	C$80,000,000	$1USD/C$1.28	August 2015 - February 2016

ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
TCM's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to TCM's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM's disclosure controls and procedures are effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
If we cannot regain compliance with the New York Stock Exchange ("NYSE") continued listing requirement regarding our share price, our common stock may be delisted from the NYSE.

 Our common stock is currently listed on the NYSE and the Toronto Stock Exchange (TSX). On July 6, 2015, we received a written notice from the NYSE that we are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual, which requires that the average closing price of a listed company’s common stock be above $1.00 per share over a consecutive 30-day trading period (the "Minimum Share Price Listing Standard"). Pursuant to Section 802.01C of the Listed Company Manual, we have six months from the date of receipt of the notice to regain compliance with the Minimum Share Price Listing Standard. We would regain compliance during such six-month period if, on the last trading day of any calendar month during such six-month period, we have (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month.

If we are unable to regain compliance within the six-month period, our common stock may be delisted from the NYSE. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity or debt financing; decreasing the amount of news and analyst coverage for the Company; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE might negatively impact our reputation and, as a consequence, our business.

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 sets forth information relating to other important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended June 30, 2015.

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
ITEM 5.   OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Description
3.1	Notice of Articles, dated October 21, 2013 (incorporated by reference to Exhibit 4.1 to TCM's Registration Statement on Form S-8 filed with the SEC on November 22, 2013).
3.2	Certificate of Continuation, dated July 29, 2008 (incorporated by reference to Exhibit 3.1 to TCM's Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on March 1, 2010).
3.3	Restated Articles of Continuance, effective May 14, 2014 (incorporated by reference to Exhibit 3.1 to TCM's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).
*10.1	Amendment to Exploration, Development and Mine Operating Agreement, dated May 19, 2015, between Thompson Creek Mining Ltd. and Sojitz Moly Resources, Inc.

*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This` document is being furnished in accordance with SEC Release No. 33-8328.
*95	Mine Safety Disclosures.
*101
The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders' Equity, and (v) related notes to these financial statements.

_______________________________________________________________________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMPSON CREEK METALS COMPANY INC.
Registrant

August 6, 2015	/s/ JACQUES PERRON
Date	Jacques Perron (President and Chief Executive Officer)

August 6, 2015	/s/ PAMELA L. SAXTON
Date	Pamela L. Saxton (Principal Financial Officer and Principal Accounting Officer)