Form 10-Q
period 2015-09-30
Thompson Creek Metals Co Inc.
filed 2015-11-09
CIK 1415020

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
Or
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
As of November 5, 2015, there were 221,549,166 shares of the registrant's common stock, no par value, outstanding.

Thompson Creek Metals Company Inc.

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(US dollars in millions, except share amounts)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$217.1	$265.6
Accounts receivable (Note 2)	52.0	42.0
Accounts receivable-related parties (Note 16)	0.7	4.1
Product inventory (Note 3)	44.7	96.6
Materials and supplies inventory	26.0	30.4
Prepaid expenses and other current assets	6.0	7.7
Income and mining taxes receivable	1.2	0.5
Restricted cash	—	1.6
Deferred income tax assets (Note 14)	0.2	0.1
	347.9	448.6
Property, plant, equipment and development, net (Note 4)	1,923.1	2,218.3
Restricted cash	—	5.7
Reclamation deposits	10.1	10.3
Other assets	34.2	35.4
Deferred income tax assets (Note 14)	133.3	128.0
	$2,448.6	$2,846.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$73.9	$93.1
Income, mining and other taxes payable	0.4	1.8
Current portion of Gold Stream deferred revenue (Note 9)	42.6	40.4
Current portion of long-term debt (Notes 8 and 11)	0.7	3.9
Current portion of long-term lease obligations (Note 7)	25.5	22.8
Deferred income tax liabilities (Note 14)	12.9	14.1
Other current liabilities	2.5	0.3
	158.5	176.4
Gold Stream deferred revenue (Note 9)	695.0	721.1
Long-term debt (Notes 8 and 11)	831.5	872.3
Long-term lease obligations (Note 7)	33.8	45.7
Other liabilities (Note 10)	20.8	5.2
Asset retirement obligations	34.3	35.3
Deferred income tax liabilities (Note 14)	80.6	102.8
	1,854.5	1,958.8
Commitments and contingencies (Note 13)
Shareholders' equity
Common stock, no-par, 221,233,232 and 214,148,315 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,195.9	1,186.1
Additional paid-in capital	81.8	86.6
Accumulated deficit	(394.7)	(246.9)
Accumulated other comprehensive income (loss)	(288.9)	(138.3)
	594.1	887.5
	$2,448.6	$2,846.3
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(US dollars in millions, except per share amounts)	2015	2014	2015	2014
REVENUES
Copper sales	$43.5	$45.7	$125.0	$140.3
Gold sales	69.5	55.0	161.8	133.5
Molybdenum sales	23.0	124.3	86.7	353.5
Tolling, calcining and other	5.7	4.3	25.3	11.4
Total revenues	141.7	229.3	398.8	638.7
COSTS AND EXPENSES
Cost of sales
Operating expenses	88.5	133.4	246.8	395.2
Depreciation, depletion and amortization	30.9	22.7	77.7	78.3
Total cost of sales	119.4	156.1	324.5	473.5
Selling and marketing	3.1	3.1	8.3	10.8
Accretion expense	0.6	0.9	1.8	2.7
General and administrative	4.6	5.1	15.1	16.9
Exploration	—	0.3	0.1	0.6
Costs for idle mining operations	3.5	—	21.2	—
Total costs and expenses	131.2	165.5	371.0	504.5
OPERATING INCOME	10.5	63.8	27.8	134.2
OTHER EXPENSE (INCOME)
Loss on foreign exchange	68.8	60.3	140.1	64.5
Interest and finance fees	21.3	22.5	66.2	69.4
Loss from debt extinguishment	—	—	2.8	0.5
Interest income	—	—	(0.1)	(0.2)
Other	(1.7)	(3.1)	(4.8)	(6.1)
Total other expense	88.4	79.7	204.2	128.1
(Loss) income before income and mining taxes	(77.9)	(15.9)	(176.4)	6.1
Total income and mining tax benefit	(17.0)	(4.8)	(28.6)	(5.3)
NET (LOSS) INCOME	$(60.9)	$(11.1)	$(147.8)	$11.4
COMPREHENSIVE LOSS
Foreign currency translation	(71.2)	(58.2)	(150.6)	(61.8)
Total other comprehensive loss	(71.2)	(58.2)	(150.6)	(61.8)
Total comprehensive loss	$(132.1)	$(69.3)	$(298.4)	$(50.4)

NET (LOSS) INCOME PER SHARE
Basic	$(0.28)	$(0.05)	$(0.68)	$0.06
Diluted	$(0.28)	$(0.05)	$(0.68)	$0.05
Weighted-average number of common shares
Basic	221.2	213.9	217.9	186.8
Diluted	221.2	213.9	217.9	220.1
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(US dollars in millions)	2015	2014	2015	2014
OPERATING ACTIVITIES
Net (loss) income	$(60.9)	$(11.1)	$(147.8)	$11.4
Adjustments to reconcile net (loss) income
Depreciation, depletion and amortization	30.9	22.7	77.7	78.3
Deferred revenue related to Gold Stream Arrangement	(13.1)	(10.8)	(29.5)	(24.9)
Accretion expense	0.6	0.9	1.8	2.7
Amortization of finance fees	1.2	1.2	3.6	3.8
Stock-based compensation	1.7	1.9	4.8	4.5
Obsolete materials and supplies inventory write downs	—	0.1	—	0.3
Product inventory write downs	4.7	2.3	11.7	8.9
Deferred income tax benefit	(16.5)	(11.3)	(26.6)	(20.6)
Unrealized loss (gain) on financial instruments and mark-to-market adjustments	2.0	(1.6)	2.0	(4.8)
Unrealized foreign exchange loss	67.5	60.3	138.1	63.9
Debt extinguishment	—	—	0.4	(0.1)
Changes in other long term liabilities	15.9	—	15.9	—
Changes in other long term assets	—	—	(2.5)	—
Gold Stream Arrangement net payable	8.0	14.0	8.3	24.9
Change in current assets and liabilities (Note 17)	(3.5)	14.4	(0.8)	1.6
Cash generated by operating activities	38.5	83.0	57.1	149.9
INVESTING ACTIVITIES
Capital expenditures	(24.9)	(21.9)	(47.8)	(70.4)
Capitalized interest payments	(0.2)	(1.3)	(1.2)	(8.2)
Restricted cash	—	0.4	7.2	0.4
Reclamation refund	0.2	—	0.2	—
Reclamation deposit	—	—	—	(10.0)
Cash used in investing activities	(24.9)	(22.8)	(41.6)	(88.2)
FINANCING ACTIVITIES
Equipment financings and repayments	(6.4)	(5.4)	(19.0)	(16.2)
Repayment of long-term debt	(0.5)	(1.2)	(2.8)	(10.0)
Senior note repurchases	—	—	(41.0)	—
Proceeds from issuance of common shares, net	0.1	—	0.6	—
Cash used in financing activities	(6.8)	(6.6)	(62.2)	(26.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.8)	(3.1)	(1.8)	(2.8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6.0	50.5	(48.5)	32.7
Cash and cash equivalents, beginning of period	211.1	216.1	265.6	233.9
Cash and cash equivalents, end of period	$217.1	$266.6	$217.1	$266.6
Supplementary cash flow information (Note 17)
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
(US dollars in millions, share data in thousands)	Shares	Amount
Balances at December 31, 2014	214,148	$1,186.1	$86.6	$(246.9)	$(138.3)	$887.5
Amortization of stock-based compensation	—	—	4.8	—	—	4.8
Shares issued under stock-based compensation	980	2.6	(2.4)	—	—	0.2
Settlement of tangible equity units	6,105	7.2	(7.2)	—	—	—
Comprehensive loss:
Net loss	—	—	—	(147.8)	—	(147.8)
Foreign currency translation	—	—	—	—	(150.6)	(150.6)
Total comprehensive loss						$(298.4)
Balances at September 30, 2015	221,233	$1,195.9	$81.8	$(394.7)	$(288.9)	$594.1
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements - Unaudited
(US dollars in millions, except per share amounts)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") have been condensed or omitted. This report should be read in conjunction with the Thompson Creek Metals Company Inc. ("TCM," "Company," "we," "us" or "our") consolidated financial statements and notes contained in its Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K") filed with the Securities and Exchange Commission ("SEC"). The information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other quarter or for the year ending December 31, 2015.
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
As used herein, "Mount Milligan Mine" refers to TCM's conventional truck-shovel open-pit copper and gold mine and concentrator with a copper-gold flotation processing plant in British Columbia, Canada; "Langeloth Facility" refers to TCM's Langeloth Metallurgical Facility in Pennsylvania, USA; "TC Mine" refers to Thompson Creek Mine, TCM's open-pit molybdenum mine and concentrator in Idaho, USA, and "Endako Mine" refers to the open-pit molybdenum mine, concentrator and roaster in British Columbia, Canada in which TCM owns a 75% joint venture interest. Due to continued weakness in the molybdenum market Endako Mine was placed on temporary suspension in December 2014 and then was placed on care and maintenance effective July 1, 2015. As previously disclosed in TCM's 2014 Form 10-K, TC Mine was placed on care and maintenance in December 2014 after the processing of stockpiled ore from Phase 7 was completed. During the nine months ended September 30, 2015, TC Mine conducted limited stripping for the next phase of mining (referred to as “Phase 8”). As part of TCM's cost reduction measures, further stripping at TC Mine ceased effective August 6, 2015. The costs related to the Endako Mine six month temporary suspension and three-month care and maintenance and TC Mine nine-month care and maintenance are reflected in costs for idle mining operations in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

2. Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts and were comprised of the following:

	September 30, 2015	December 31, 2014
Receivables
Trade receivables	$53.8	$41.0
Mark-to-market adjustments on trade receivables relating to provisional invoices for Mount Milligan Mine copper and gold concentrate sales	(4.9)	(3.5)
Goods and services sales tax refunds	1.1	2.0
Settlement receivables on hedges and other miscellaneous receivables	2.0	2.5
	$52.0	$42.0
Related party receivables	0.7	4.1
	$52.7	$46.1
3. Inventory
The carrying value of product inventory was as follows:

	September 30, 2015	December 31, 2014
Copper and Gold Inventory
Concentrate	$7.1	$29.4
Stockpiled ore	14.0	8.3
	$21.1	$37.7
Molybdenum Inventory
Finished product	$9.4	$45.0
Work-in-process	13.8	13.5
Stockpiled ore	0.4	0.4
	$23.6	$58.9
	$44.7	$96.6
As of September 30, 2015 and December 31, 2014, the carrying value of TCM's molybdenum inventory exceeded its market value, resulting in inventory write downs. The following table sets forth the write downs of TCM's molybdenum inventory in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
US Molybdenum
Operating expense	$4.7	$—	$10.3	$—
Depreciation, depletion and amortization	0.1	—	0.5	—
Canadian Molybdenum
Operating expense	—	2.3	1.4	8.9
Depreciation, depletion and amortization	—	0.3	0.1	1.7
	$4.8	$2.6	$12.3	$10.6

4. Property, Plant, Equipment and Development, Net
Property, plant, equipment and development, net, was comprised of the following:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

	September 30, 2015	December 31, 2014
Mining properties and mineral reserves	$641.6	$703.7
Mining and milling equipment and facilities (1)	1,323.2	1,523.4
Processing facilities	171.8	171.1
Construction-in-progress (2)	39.4	23.1
Other	9.9	6.5
	2,185.9	2,427.8
Less: Accumulated depreciation, depletion and amortization	(262.8)	(209.5)
	$1,923.1	$2,218.3
(1) As of September 30, 2015, mining and milling equipment and facilities included $13.0 million related to the July 2015 settlement of outstanding claims from two contractors that provided construction and installation services for the Mount Milligan project.
(2) The construction-in-progress balances consisted primarily of projects at Mount Milligan Mine.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

5. Financial Instruments
TCM enters into various derivative financial instruments in the normal course of operations to manage exposure to the market prices of copper, gold and molybdenum. TCM does not apply hedge accounting to its derivative instruments. Accordingly, changes in fair value of derivative instruments are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss, except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception.
The following table sets forth the fair values of TCM's derivative assets and liabilities:

	Fair Value as of
	September 30, 2015	December 31, 2014
Assets (1)
Commodity contracts	$0.5	$1.8
Provisionally-priced sales	1.6	—
Total	$2.1	$1.8
Liabilities (1)
Commodity contracts	$0.4	$—
Provisionally-priced contracts	$5.0	$—
Forward currency contracts	$2.0	$0.3
Total	7.4	0.3
_____________________________________________________________________________
(1)TCM's derivative assets are included in prepaid expenses and other current assets, and derivative liabilities are included in other current liabilities on its condensed consolidated balance sheets. TCM is exposed to credit risk when counterparties with whom it has entered into derivative transactions are unable to satisfy their obligations. To reduce counterparty credit exposure, TCM deals primarily with large, credit-worthy financial institutions and companies. TCM believes the counterparties to the contracts to be credit-worthy entities and, therefore, TCM believes credit risk of counterparty non-performance is relatively low, and, as such, the fair value of the derivatives has not been adjusted.
The following table sets forth the gains (losses) on derivative instruments for the periods presented:

		Three Months Ended		Nine Months Ended
Derivative Type and Activity	Statement of Operations Classification	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gold hedges related to Gold Stream Arrangement	Gold sales	$(0.9)	$(0.7)	$(0.4)	$(0.4)
Provisional priced MTM gold sales	Gold sales	$(0.4)	$(2.8)	$(1.1)	$(1.9)
Provisional priced MTM copper sales	Copper sales	$(1.5)	$(4.1)	$(0.3)	$(1.9)
Copper and Gold hedges; other commodity contracts	Other	$1.6	$2.9	$4.7	$2.8
Forward currency contracts	Gain (loss) on foreign exchange, net	$(3.3)	$(0.5)	$(4.0)	$0.2
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
The following table provides details of TCM's commodity contracts as of September 30, 2015:

	Quantity	Sell Price	Buy Price	Maturities Through
Gold Hedge Purchases related to Gold Stream Arrangement (oz)	44,520	TBD	$1,094 - $1,202	October 2015 - February 2016
Forward Gold Sales (oz)	17,000	$1,130	N/A	October 2015 - June 2016
Forward Copper Sales (lb)	4,409,240	$2.40 - $2.45	N/A	October 2015 - November 2015
Fuel Hedges (gallons)	1,965,000	N/A	$1.90 - $2.00	October 2015 - December 2016

	Quantity	Put Price	Call Price	Maturities Through
Gold Collars (oz)	22,500	$1,050 - $1,200	$1,151 - $1,360	October 2015 - August 2016
Copper Collars (lb)	6,613,860	$2.00	$2.99	October 2015 - December 2015
Provisionally-Priced Contracts
TCM's copper and gold sales contracts provide for provisional pricing. These sales contain an embedded derivative related to the provisional-pricing mechanism, which is bifurcated and accounted for as a derivative. TCM also enters into provisionally-priced molybdenum purchase contracts that also contain an embedded derivative, which is bifurcated and accounted for as a derivative.
TCM determines the fair value of its provisionally-priced contracts using a market approach based upon observable inputs from published market prices and contract terms. Changes to the fair values of the embedded derivatives related to provisionally-priced molybdenum purchases are included in operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss as the product is sold.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

5. Financial Instruments (Continued)

The following table sets forth TCM's outstanding provisionally-priced contracts as of September 30, 2015:

		Average Price Per Unit
	Open Positions	Market Price	Contract	Maturities Through
Embedded derivatives in provisional sales contracts
Copper (millions of pounds)	29.9	TBD	TBD	January 2016
Gold (ounces)	44,729	TBD	TBD	November 2015
Embedded derivatives in provisional purchase contracts
Molybdenum (millions of pounds)	1.6	N/A	TBD	November 2015
Forward Currency Contracts
TCM transacts business in various currencies in the normal course of its operations and for capital expenditures. In addition, although TCM's revenues are denominated in US dollars, TCM has ongoing foreign exchange risk with respect to its Canadian operations. To help mitigate this risk, TCM has entered into foreign currency forward contracts pursuant to which it has agreed to buy Canadian dollars at an agreed-upon rate. TCM records its currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of September 30, 2015, TCM had 31 open foreign currency option contracts.
The following table provides details of TCM's forward currency contracts as of September 30, 2015:

	Notional Amount	Buy Price	Maturities Through
Forward currency contracts	C$80,000,000	$1USD/C$1.29	October 2015 - May 2016
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
The following table sets forth TCM's outstanding molybdenum fixed-priced sales contracts as of September 30, 2015:

	Quantity (000's lb)	Sell Price	Maturities Through
Molybdenum fixed price sales	171.8	$10.55	December 2015
6. Fair Value Measurement
US GAAP includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). TCM's policy is to recognize transfers into and out of Level 3 as of the actual date of the event or change in circumstances. There were no transfers into or out of Level 1, 2 or 3 during the three and nine months ended September 30, 2015. The following table sets forth a reconciliation of activity related to Level 3 financial liabilities for the nine months ended September 30, 2015:

Debt
Balance at January 1, 2015	$0.4
Settlement of tMEDS	(0.4)
Balance at September 30, 2015	$—

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

	Fair Value at September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Commodity contracts	$0.5	$—	$0.5	$—
Provisionally-priced sales	1.6	—	1.6	—
	$2.1	$—	$2.1	$—
Liabilities
Senior secured notes	$287.1	$—	$287.1	$—
Senior unsecured notes	254.1	—	254.1	—
Commodity contracts	0.4	—	0.4	—
Provisionally-priced contracts	5.0	—	5.0	—
Forward currency contracts	2.0	2.0	—	—
	$548.6	$2.0	$546.6	$—

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Commodity contracts	$1.8	$—	$1.8	$—
	$1.8	$—	$1.8	$—
Liabilities
Senior secured notes	$393.2	$—	$393.2	$—
Senior unsecured notes	453.3	—	453.3	—
tMEDS	0.4	—	—	0.4
Forward currency contracts	0.3	0.3	—	—
	$847.2	$0.3	$846.5	$0.4

For more information regarding the classification and valuation methods used for TCM's Level 2 and 3 financial liabilities, see Note 6 within Item 8 of TCM's 2014 Form 10-K.

As of September 30, 2015, the carrying values of TCM's senior secured and unsecured notes were higher than their fair values. TCM determined the fair value of the notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads. See Note 8 for more information regarding the debt.

As of September 30, 2015, the carrying values of TCM's financial instruments approximated their fair values. TCM determined the fair value of its financial instruments using LME or COMEX copper and gold forward prices and option pricing models using the counterparties' and TCM's credit quality. See Note 5 for more information regarding TCM's financial instruments.

On May 15, 2015, the prepaid share purchase contract portion of each outstanding tangible equity units ("tMEDS") was automatically settled at the maximum settlement rate of 5.3879 shares of common stock. TCM issued a total of 6,105,210 shares of common stock in connection with such settlement. See Note 11 for more information regarding the tMEDS.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

7. Leases
TCM's total capital lease obligations consisted of the following:

	September 30, 2015	December 31, 2014
Equipment Facility capital leases	$22.4	$20.3
Equipment Facility sale leaseback	35.0	45.9
Sale leaseback	1.9	2.3
Total lease obligations	59.3	68.5
Less: Current portion	(25.5)	(22.8)
Total long-term lease obligations	$33.8	$45.7
On March 30, 2011, TCM entered into an equipment financing facility, as amended from time to time (the "Equipment Facility"), pursuant to which Caterpillar Financial Services Limited ("Caterpillar") agreed to underwrite up to $132.0 million in mobile fleet equipment financing for Mount Milligan Mine. Each borrowing under the Equipment Facility represents a capital lease or a sale leaseback arrangement and has a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at TCM's option. At the end of each 48 or 60 month lease period, TCM has the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes non-financial covenants, and as of September 30, 2015, TCM was in compliance with these covenants. On January 15, 2015, TCM entered into an amendment with Caterpillar which extends TCM's ability to finance additional equipment under the Equipment Facility through December 2015. As of September 30, 2015, TCM had entered into two new capital leases with Caterpillar with respect to certain equipment pursuant to the Equipment Facility. The leases resulted in an increase of $8.3 million to TCM's capital lease obligation after total upfront payments of $0.9 million. Interest payments are based on an annual fixed rate of 5.70%.
During 2013, TCM entered into a sale-leaseback transaction with Caterpillar with respect to certain Endako Mine equipment, which is separate from the Equipment Facility, described above. On September 4, 2015, TCM assumed the lease for the remaining 25% of the equipment and subsequently transferred this equipment to Mount Milligan Mine. In connection with this transfer, TCM paid $0.3 million to Sojitz, TCM's Endako Mine joint venture partner, for its 25% share of the fair value of the leased equipment and recognized an additional sale-leaseback obligation of $0.5 million.
Interest and debt issuance costs on the equipment financings, as described above, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest paid	$0.9	$1.1	$2.8	$3.6
Interest and debt issuance costs expensed	$1.0	$1.2	$3.3	$3.9

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

8. Debt
TCM's secured and unsecured notes, tMEDS and equipment loans consisted of the following:

	September 30, 2015	December 31, 2014
9.75% Senior secured notes due 2017, net of discount	$314.4	$347.9
7.375% Senior unsecured notes due 2018	334.1	335.8
12.5% Senior unsecured notes due 2019	183.0	188.5
tMEDS	—	1.2
Equipment loans	0.7	2.8
Total debt	832.2	876.2
Less: Current portion	(0.7)	(3.9)
Total long-term debt	$831.5	$872.3
Interest paid, capitalized and expensed was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest paid	$15.4	$17.1	$57.6	$60.8
Interest capitalized	$0.5	$1.4	$1.1	$3.3
Interest expensed	$20.3	$21.3	$62.9	$65.5

9.75% Senior Secured Notes

The 9.75% senior secured notes (the “2017 Notes”) are guaranteed on a senior basis by substantially all of TCM's subsidiaries and are secured by a first priority lien, subject to permitted liens, on substantially all of TCM's and the guarantors' property and assets. The 2017 Notes mature on December 1, 2017 and accrue interest from November 27, 2012 until maturity at a fixed rate of 9.75% per year. Interest on the 2017 Notes is payable on February 1 and August 1 of each year, commencing February 1, 2013, to the holders of record at the close of business on the January 15 and July 15 prior to each interest payment date. The 2017 Notes are presented net of a discount of $1.4 million and $2.1 million as of September 30, 2015 and December 31, 2014, respectively. There are no maintenance covenants with respect to TCM's financial performance. However, the indenture contains certain transaction-based restrictive covenants. For more information regarding the 2017 Notes, see Note 9 within Item 8 of TCM's 2014 Form 10-K.

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
Mobile Mining Equipment Loans
On December 8, 2010, TCM executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during 2010. This fixed-rate loan bears interest at 3.6%, is scheduled to mature no later than December 8, 2015 and has an outstanding payable amount of $0.7 million as of September 30, 2015.
9. Gold Stream Arrangement
Pursuant to TCM's agreement with a subsidiary of Royal Gold, Inc. ("Royal Gold") (referred to as the "Gold Stream Arrangement"), TCM agreed to sell to Royal Gold 52.25% of the refined gold production from Mount Milligan Mine for a total upfront payment of $781.5 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. The upfront cash payments received under the Gold Stream Arrangement (referred to herein as the "Record of Deposit") were recorded as deferred revenue and classified as a liability on TCM's Condensed Consolidated Balance Sheets. As of September 30, 2015, the outstanding Record of Deposit under the Gold Stream Arrangement totaled $680.2 million. In the event of any default under the Company's agreement with Royal Gold, Royal Gold could require TCM to repay the outstanding Record of Deposit. For more information regarding the Gold Stream Arrangement, see Note 10 within Item 8 of TCM's 2014 Form 10-K.
The following table presents the revenue under the Gold Stream Arrangement for the three and nine months ended September 30, 2015 and 2014, respectively, in the form of (i) cash receipts based on gold sales during the applicable period, and (ii) deferred revenue for gold ounces delivered and deferred revenue to be recognized upon final settlement during the applicable period:

	Three Months Ended		Nine Months Ended
(US$ in millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gold sales related to cash portion of Gold Stream Arrangement	$17.0	$13.0	$38.4	$30.2
Gold sales related to deferred portion of Gold Stream Arrangement (1)	13.1	10.8	29.5	24.9
Total gold sales under Gold Stream Arrangement (1)	$30.1	$23.8	$67.9	$55.1
_____________________________________________________________________________
(1) The three months ended September 30, 2015 and 2014 included $8.0 million and $4.9 million, respectively, of revenue for gold ounces delivered, and $5.1 million and $5.9 million, respectively, in revenue ultimately to be recognized upon delivery of gold. The nine months ended September 30, 2015 and 2014 included $23.9 million and $14.5 million, respectively, of revenue for gold ounces delivered, and $5.6 million and $10.4 million, respectively, in deferred revenue ultimately to be recognized upon delivery of gold.

10. Other Liabilities

Other liabilities were comprised of the following:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

10. Other Liabilities (Continued)

	September 30, 2015	December 31, 2014

Liabilities for unrecognized tax benefits (1)	$15.9	$—
Other accrued taxes	—	0.4
Employee benefits	4.9	4.8
	$20.8	$5.2
(1) See Note 14 for more information.

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

On May 15, 2015, the prepaid share purchase contract portion of each outstanding tMED unit was automatically settled at the maximum settlement rate of 5.3879 shares of common stock. TCM issued a total of 6,105,210 shares of common stock in connection with such settlement. TCM also made the final installment payment on the amortizing note portion of each outstanding tMED unit, satisfying in full the principal and interest payments on the tMEDS. The mandatory settlement and final installment payment were made pursuant to the terms of the prospectus dated May 8, 2012, under which the tMEDS were offered in May 2012. As of September 30, 2015, all obligations with respect to the tMEDS had been satisfied and no tMEDS remain outstanding.

For each of the three and nine months ended September 30, 2015, TCM incurred and paid nil and $0.1 million, respectively, in interest expense associated with the tMEDS. For the three and nine months ended September 30, 2014, TCM paid $0.1 million and $1.3 million, respectively, in interest expense and incurred $0.1 million and $1.2 million, respectively, in interest and debt issuance costs associated with the tMEDS.

12. Stock-Based Compensation
As of September 30, 2015, TCM has granted stock options, PSUs and RSUs, as discussed below.
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
The following table summarizes stock option activity during the nine months ended September 30, 2015:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

12. Stock-Based Compensation (Continued)

	Options	Weighted-Average Exercise Price
	(000's)	(1)
Stock options outstanding at January 1, 2015	1,386	$4.04
Granted	65	$0.53
Exercised	—	$—
Canceled/expired/forfeited	(286)	$6.41
Stock options outstanding at September 30, 2015	1,165	$3.26
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

For the three and nine months ended September 30, 2015 and September 30, 2014, TCM recorded compensation expense related to stock options of nil and $0.2 million, respectively. For the three and nine months ended September 30, 2014, TCM recorded compensation expense related to stock options of $0.1 million and $0.3 million, respectively. As of September 30, 2015, approximately 0.6 million outstanding options had not vested and were not exercisable. The total unrecognized compensation cost related to these options was $0.3 million as of September 30, 2015 and is expected to be recognized over a weighted-average period of 2.05 years. As of September 30, 2015, approximately 0.6 million options had vested and were exercisable. The aggregate intrinsic value of these exercisable awards was nil as of September 30, 2015.
Performance Share Units (PSUs)
As of September 30, 2015, TCM had issued a total of 6.1 million PSUs under the Amended and Restated 2010 Long-Term Incentive Plan ("LTIP"), which have been granted to eligible employees. As of September 30, 2015, 1.9 million of these PSUs have expired or have been forfeited. The vesting of the outstanding PSUs granted subsequent to January 1, 2012 and prior to January 1, 2014 is contingent upon two performance metrics: 1) TCM's Total Shareholder Return (TSR) relative to the Russell 2000 Index during the three-year performance period; and 2) the proven and probable mine reserves replaced by TCM during the three-year performance period as measured by the replacement reserves percentage determined by the plan administrator. The PSUs cliff vest three years from the date of issuance upon achievement of the above metrics. Any PSUs not vested at such time will expire.
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
For the three and nine months ended September 30, 2015, TCM recorded compensation expense related to PSUs of $0.9 million and $2.3 million, respectively. For the three and nine months ended September 30, 2014, TCM recorded compensation expense related to PSUs of $1.0 million and $2.3 million, respectively. As of September 30, 2015, unrecognized compensation expense related to PSUs totaled $6.7 million that will be recognized on a straight-line basis over a weighted-average period of 2.01 years.
The following table summarizes PSU activity during the nine months ended September 30, 2015:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

12. Stock-Based Compensation (Continued)

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2015	1,920	$4.59
PSUs granted	2,805	$2.04
Canceled/expired/forfeited	(502)	$6.98
Outstanding at September 30, 2015	4,223	$2.62
Restricted Stock Units (RSUs)
As of September 30, 2015, TCM had issued 5.2 million RSUs to certain eligible employees and directors under the LTIP and under an employment inducement award for the Chief Executive Officer in November 2013.
TCM accounts for RSUs at fair value, which is based on the market value of TCM's common shares on the day of grant and recognized over the vesting period of three years. Upon vesting, TCM may issue the requisite shares from authorized but unissued common stock, or from treasury stock.
For the three and nine months ended September 30, 2015, TCM recorded compensation expense related to RSUs of $0.7 million and $2.1 million, respectively. For the three and nine months ended September 30, 2014, TCM recorded compensation expense related to RSUs of $0.8 million and $1.8 million, respectively. As of September 30, 2015, unrecognized compensation expense related to RSUs totaled $3.6 million that will be recognized on a straight-line basis over a weighted-average period of 1.92 years.
The following table summarizes RSU activity during the nine months ended September 30, 2015:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2015	1,455	$3.20
RSUs granted	2,218	$1.53
RSUs vested and common shares issued	(542)	$3.70
Canceled/expired/forfeited	(225)	$2.36
Outstanding at September 30, 2015	2,906	$1.90

13. Commitments and Contingencies
Legal Matters
TCM is from time to time involved in or subject to legal proceedings related to its business. While it is not feasible to predict or determine the outcome of these proceedings, it is the opinion of management that the resolution of such proceedings is not expected to have a material adverse effect on TCM's consolidated financial position, results of operations or cash flows.
Concentrate Sales Agreements

As of September 30, 2015, TCM is party to four multi-year concentrate sales agreements for the sale of concentrate produced at Mount Milligan Mine. Pursuant to these agreements, TCM has agreed to sell an aggregate of the copper and gold concentrate produced at Mount Milligan Mine of approximately 140,000 tonnes in 2015, 140,000 tonnes in 2016 and 40,000 tonnes of concentrate for each year in 2017 and 2018. Pricing under these concentrate sales agreements will be determined by reference to specified published reference prices during the applicable quotation periods. Payment for the concentrate will be based on the price for the agreed copper and gold content of the parcels delivered, less smelting and refining charges and certain other deductions, if applicable. The copper smelting and refining charges will be negotiated in good faith and agreed by the parties for each contract year based on terms generally acknowledged as industry benchmark terms. The gold refining charges

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

are as specified in the agreements. Remaining concentrate produced at Mount Milligan Mine will be sold under short-term contracts or on a spot basis.
Molybdenum Purchases
In the normal course of operations, TCM enters into agreements for the purchase of molybdenum to utilize the upgrading capabilities at its Langeloth facility and generate saleable upgraded molybdenum products. As of September 30, 2015, TCM had commitments to purchase approximately 7.8 million pounds of molybdenum as unroasted molybdenum concentrate from 2015 to 2017 primarily priced at the time of purchase at a set discount to the market price for roasted molybdenum concentrate.
Molybdenum Sales
In the normal course of operations, TCM enters into certain molybdenum sales contracts pursuant to which it sells future production at fixed prices. As of September 30, 2015, TCM had commitments to sell approximately 171.8 thousand pounds of molybdenum oxide in 2015 at an average price of $10.55 per pound.
Capital Purchase Commitments
As of September 30, 2015, TCM did not have any open capital purchase commitments.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

14. Income and Mining Tax Expense (Benefit)

Income and mining taxes for the three months ended September 30, 2015 and 2014 were a benefit of $17.0 million and $4.8 million, respectively. Income and mining taxes for the nine months ended September 30, 2015 and 2014 were a benefit of $28.6 million and $5.3 million, respectively.

Usual drivers of differences for the periods presented between our effective rate and from applying the Canadian federal and provincial income tax rates are due to pre-tax losses from the Endako Mine, which largely have no benefit due to valuation allowances on the associated deferred tax assets, British Columbia mineral taxes and the impact of foreign currency remeasurement on taxes.

The tax expense and benefit for the three and nine months ended September 30, 2015 did not contain significant unusual items.

The tax benefit for the three and nine months ended September 30, 2014 contained the following significant unusual items:

•
During the three months ended September 30, 2014, we recognized a deferred tax benefit of $7.4 million due to a change in our tax filing positions related to the construction of Mount Milligan in prior periods.

•	The tax benefit for the nine months ended September 30, 2014 included a $1.4 million tax benefit due to a successful conclusion to a tax appeal.

•
The tax benefit for the three and nine months ended September 30, 2014 included a tax benefit of $0.5 million and $2.9 million, respectively, due to an increase in the amount of our deferred taxes that will be realized due to higher taxable income as compared to previous forecasts.

In the third quarter of 2015, we received $19.0 million in refunds of which $15.9 million was accounted for as a net liability for unrecognized tax benefits due to an uncertain tax position primarily related to timing differences for certain deductions. These refunds did not have an impact on our 2015 tax benefit.

15. Net (Loss) Income per Share
The following is a reconciliation of net (loss) income and weighted-average common shares outstanding for purposes of calculating diluted net (loss) income per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net (loss) income	$(60.9)	$(11.1)	$(147.8)	$11.4
Basic weighted-average number of shares outstanding	221.2	213.9	217.9	186.8
Effect of dilutive securities
Share-based awards	—	—	—	0.2
tMEDS	—	—	—	33.1
Diluted weighted-average number of shares outstanding	221.2	213.9	217.9	220.1
Net (loss) income per share
Basic	$(0.28)	$(0.05)	$(0.68)	$0.06
Diluted	$(0.28)	$(0.05)	$(0.68)	$0.05
For the three and nine months ended September 30, 2015, TCM was in a net loss position, and approximately 1.2 million stock options, 4.2 million PSUs and 2.9 million RSUs were excluded from the computation of diluted weighted-average shares as the effect would have been anti-dilutive under the treasury stock method.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2013, 2012 and 2011
(US dollars in millions, except per share amounts)
15. Net (Loss) Income per Share (Continued)

For the three and nine months ended September 30, 2014, approximately 2.4 million and 2.6 million stock options, respectively, were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the price of the common stock. For the three and nine months ended September 30, 2014, approximately 2.3 million PSUs were excluded from the computation of diluted weighted-average shares because the underlying market and performance metrics had not been met. For the three months ended September 30, 2014, 1.7 million RSUs were excluded from the computation of diluted weighted-average shares as the effect would have been anti-dilutive under the treasury stock method.
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
16. Transactions with our Endako Mine Joint Venture Partner
Total sales by TCM to Sojitz, TCM's Endako Mine joint venture partner, were $4.4 million and $11.9 million for the three and nine months ended September 30, 2015, respectively. This represented 3.1% and 3.0% of TCM's total revenues for these respective periods. Total sales by TCM to Sojitz were $33.5 million and $87.8 million for the three and nine months ended September 30, 2014, respectively. This represented 14.6% and 13.7% of TCM's total revenues for these respective periods.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

16. Transactions with our Endako Mine Joint Venture Partner (Continued)

For the three and nine months ended September 30, 2015, TCM recorded insignificant amounts for management fee income and selling and marketing costs from Sojitz. For the three and nine months ended September 30, 2014, TCM recorded management fee income of $0.1 million and $0.3 million, respectively, and selling and marketing costs of $0.2 million and $0.6 million, respectively, from Sojitz.
At September 30, 2015 and December 31, 2014, TCM's related accounts receivable owing from Sojitz were $0.7 million and $4.1 million, respectively.
In connection with the assumption of a sale leaseback described in Note 7, TCM paid $0.3 million to Sojitz for its 25% share of the fair value of the leased equipment and recognized an additional sale-leaseback obligation of $0.5 million.
17. Supplementary Cash Flow Information
The following table discloses the change in current assets and current liabilities for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Change in current assets and current liabilities:
Accounts receivable	$(19.7)	$19.7	$(5.2)	$(15.1)
Product inventory	17.8	(11.5)	27.9	2.1
Materials and supplies inventory	(0.4)	(1.1)	(0.4)	(0.4)
Prepaid expenses and other current assets	(0.4)	5.7	(0.2)	9.3
Income and mining taxes receivable	3.0	2.5	(0.9)	3.1
Accounts payable and accrued liabilities	(2.6)	0.4	(20.2)	1.8
Income and mining taxes payable	(1.2)	(1.3)	(1.8)	0.8
	$(3.5)	$14.4	$(0.8)	$1.6
Cash interest paid (1)	$16.3	$18.2	$60.4	$64.4
Income and mining taxes (refunds) payments, net (2)	$(18.0)	$5.4	$(12.7)	$10.9
_____________________________________________________________________________
(1) For the three and nine months ended September 30, 2015, cash interest paid of $0.2 million and $1.2 million, respectively, had been previously capitalized related to TCM's debt, as described in Note 8. For the three and nine months ended September 30, 2014, cash interest paid of $1.3 million and $8.2 million, respectively, had been previously capitalized related to TCM's debt.
(2) For the three and nine months ended September 30, 2015, TCM received $19.0 million in refunds of US and Canadian income taxes related to prior year tax returns, of which $15.9 million has been accounted for as a net liability for unrecognized tax benefits due to an uncertain tax position primarily related to timing differences for certain deductions. For the three and nine months ended September 30, 2014, TCM received $5.3 million in refunds of US and Canadian income taxes related to prior year tax returns.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

17. Supplementary Cash Flow Information (Continued)

Non-cash Investing and Financing Activities

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Investing activities
Acquisition of property, plant and equipment under the Equipment Facility (see Note 7)	$—	$—	$9.2	$—
Sale leaseback	$0.8	$—	$0.8	$—
Financing activities
Capitalized debt costs (1)	$0.5	$—	$1.1	$—
Long-term lease obligations	$0.5	$—	$8.8	$—
Settlement of tMEDS	$—	$—	$(7.2)	$(9.3)
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
TCM manages its credit risk from its accounts receivable through its collection activities. As of September 30, 2015, TCM had four customers who owed TCM more than $3.0 million each and collectively accounted for approximately 84.3% of total accounts and other receivables outstanding. As of September 30, 2015 we did not have any customers with balances greater than $1.0 million each but less than $3.0 million. As of September 30, 2015, all of these customers were compliant with credit terms and scheduled payment dates.
TCM's maximum counterparty and credit risk exposure is the carrying value of its cash and cash equivalents and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities and fixed-rate debt, excluding the 2017 Notes, 2018 Notes and 2019 Notes, as discussed in Note 6, approximate fair value as of September 30, 2015.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

19. Segment Information
TCM has three reportable segments, based on products and geography: Copper-Gold, US Molybdenum and Canadian Molybdenum. The Copper-Gold segment represents the Mount Milligan Mine and includes the sale of copper-gold products, net of refining costs and all expenditures, including all mining, milling, on-site general and administration, transportation and warehousing. The US Molybdenum segment includes all US molybdenum sales and tolling and calcining revenue, all Langeloth roasting and on-site general and administration expenditures and all expenditures from TC Mine, which was placed on care and maintenance in December 2014, including all mine site general and administration and stripping costs and costs for idle mining operations. The Canadian Molybdenum segment which consists of the 75% owned Endako Mine, which was placed on temporary suspension effective December 31, 2014 and care and maintenance effective July 1, 2015, includes 75% of all Canadian molybdenum sales as well as TCM's 75% share of expenditures from the Endako Mine, including all mine site general and administration costs, transportation costs, and costs for idle mining operations. The costs related to care and maintenance at TC Mine for the three and nine months ended September 30, 2015, our 75% share of the temporary suspension and care and maintenance costs at Endako Mine for the three and nine months ended September 30, 2015, and our 75% share of the one-time severance costs of $6.7 million relating to the placement of Endako Mine on care and maintenance are reflected in costs for idle mining operations in the statements of operations. The inter-segment represents the elimination of intercompany transactions between the Langeloth Facility and the corporate entity for the three and nine months ended September 30, 2015 and the elimination of intercompany transactions between TC Mine, the Langeloth Facility and the corporate entity for the three and nine months ended September 30, 2014.
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
Segment information for the three and nine months ended September 30, 2015 and 2014 was as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

19. Segment Information (Continued)

For the three months ended September 30, 2015:

	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Revenues
Copper sales	$43.5	$—	$—	$—	$43.5
Gold sales	69.5	—	—	—	69.5
Molybdenum sales	—	18.6	4.4	—	23.0
Tolling, calcining and other	—	5.8	—	(0.1)	5.7
	113.0	24.4	4.4	(0.1)	141.7
Cost and expenses
Operating expenses	58.1	27.9	2.6	(0.1)	88.5
Depreciation, depletion and amortization	28.1	2.5	0.1	(0.2)	30.5
Cost of sales	86.2	30.4	2.7	(0.3)	119.0
Selling and marketing	2.5	0.5	0.1	—	3.1
Accretion expense	—	0.2	0.4	—	0.6
Costs for idle mining operations	—	1.8	1.7	—	3.5
	88.7	32.9	4.9	(0.3)	126.2
Segment operating income (loss)	24.3	(8.5)	(0.5)	0.2	15.5
Other segment (income) expense
Loss (gain) on foreign exchange	15.5	—	(1.1)	—	14.4
Segment income (loss) before income and mining taxes	$8.8	$(8.5)	$0.6	$0.2	$1.1

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

19. Segment Information (Continued)

For the three months ended September 30, 2014:

	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Revenues
Copper sales	$45.7	$—	$—	$—	$45.7
Gold sales	55.0	—	—	—	55.0
Molybdenum sales	—	87.9	36.5	(0.1)	124.3
Tolling, calcining and other	—	6.0	—	(1.7)	4.3
	100.7	93.9	36.5	(1.8)	229.3
Cost and expenses
Operating expenses	47.4	56.2	31.7	(1.9)	133.4
Depreciation, depletion and amortization	15.5	4.2	3.0	—	22.7
Cost of sales	62.9	60.4	34.7	(1.9)	156.1
Selling and marketing	1.1	1.5	1.0	(0.5)	3.1
Accretion expense	0.1	0.4	0.4	—	0.9
	64.1	62.3	36.1	(2.4)	160.1
Segment operating income	36.6	31.6	0.4	0.6	69.2
Other segment (income) expenses
Loss (gain) on foreign exchange	8.8	—	(1.4)	—	7.4
Segment income before income and mining taxes	$27.8	$31.6	$1.8	$0.6	$61.8
For the nine months ended September 30, 2015:

	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Revenues
Copper sales	$125.0	$—	$—	$—	$125.0
Gold sales	161.8	—	—	—	$161.8
Molybdenum sales	—	76.9	9.8	—	$86.7
Tolling, calcining and other	—	25.7	—	(0.4)	$25.3
	286.8	102.6	9.8	(0.4)	398.8
Cost and expenses
Operating expenses	141.5	99.5	6.2	(0.4)	246.8
Depreciation, depletion and amortization	65.2	11.5	0.5	—	77.2
Cost of sales	206.7	111.0	6.7	(0.4)	324.0
Selling and marketing	6.3	1.7	0.3	—	8.3
Accretion expense	0.2	0.5	1.1	—	1.8
Costs for idle mining operations	—	6.0	15.2	—	21.2
	213.2	119.2	23.3	(0.4)	355.3
Segment operating income (loss)	73.6	(16.6)	(13.5)	—	43.5
Other segment (income) expense
Loss (gain) on foreign exchange	28.5	—	(2.6)	—	25.9
Segment income (loss) before income and mining taxes	$45.1	$(16.6)	$(10.9)	$—	$17.6

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

19. Segment Information (Continued)

For the nine months ended September 30, 2014:

	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Revenues
Copper sales	$140.3	$—	$—	$—	$140.3
Gold sales	133.5	—	—	—	133.5
Molybdenum sales	—	264.2	94.1	(4.8)	353.5
Tolling, calcining and other	—	15.8	—	(4.4)	11.4
	273.8	280.0	94.1	(9.2)	638.7
Cost and expenses
Operating expenses	159.9	163.5	81.0	(9.2)	395.2
Depreciation, depletion and amortization	48.6	16.4	12.7	—	77.7
Cost of sales	208.5	179.9	93.7	(9.2)	472.9
Selling and marketing	4.6	4.8	2.7	(1.3)	10.8
Accretion expense	0.3	1.1	1.3	—	2.7
	213.4	185.8	97.7	(10.5)	486.4
Segment operating income (loss)	60.4	94.2	(3.6)	1.3	152.3
Other segment (income) expenses
Loss (gain) on foreign exchange	10.1	—	(1.2)	—	8.9
Segment income (loss) before income and mining taxes	$50.3	$94.2	$(2.4)	$1.3	$143.4
For the three and nine months ended September 30, 2015 and 2014:
Reconciliation of Segment Income to Net (Loss) Income

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Segment income	$1.1	$61.8	$17.6	$143.4
Other expense (income)
General and administrative	4.6	5.1	15.1	16.9
Exploration	—	0.3	0.1	0.6
Interest expense, net	21.3	22.5	66.1	69.2
Loss on foreign exchange	54.4	52.9	114.2	55.6
Corporate depreciation	0.4	—	0.5	0.6
Loss from debt extinguishment	—	—	2.8	0.5
Other	(1.7)	(3.1)	(4.8)	(6.1)
(Loss) income before income and mining taxes	(77.9)	(15.9)	(176.4)	6.1
Income and mining tax benefit	(17.0)	(4.8)	(28.6)	(5.3)
Net (loss) income	$(60.9)	$(11.1)	$(147.8)	$11.4
Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, was as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

19. Segment Information (Continued)

As of September 30, 2015	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Capital expenditures (1)	$43.7	$3.9	$0.2	—	$47.8
Property, plant, equipment and development (3)	$1,786.4	$112.5	$23.8	$0.4	$1,923.1
Assets	$2,004.0	$334.4	$49.1	$61.1	$2,448.6
Liabilities	$879.3	$31.4	$18.3	$925.5	$1,854.5

As of December 31, 2014	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Capital expenditures (2)	$77.0	$4.0	$1.1	$—	$82.1
Property, plant, equipment and development (3)	$2,075.3	$114.4	$27.5	$1.1	$2,218.3
Assets	$2,304.1	$444.3	$77.6	$20.3	$2,846.3
Liabilities	$912.0	$33.8	$30.5	$982.5	$1,958.8
__________________________________________________________________________
(1) Capital expenditures were for the nine months ended September 30, 2015. Copper-Gold capital expenditures are for the Mount Milligan Mine and include $4.2 million for engineering and site-preparation expenditures relating to the permanent secondary crusher, $24.6 million for operating capital, $13.0 million for the one-time settlement of certain construction claims in July 2015 and $1.9 million for the payment of accruals related to the permanent operations residence.
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

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

20. Guarantor Financial Information
TCM has not presented separate combined financial statements of subsidiary guarantors that guarantee the 2017 Notes, 2018 Notes and 2019 Notes, because (1) each of the subsidiary guarantors is wholly owned by TCM; (2) the guarantees are full and unconditional; (3) the guarantees are joint and several; and (4) TCM has no independent assets and operations, and all subsidiaries of TCM other than the subsidiary guarantors are immaterial.

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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of TCM for the three and nine months ended September 30, 2015, and should be read in conjunction with TCM's condensed consolidated financial statements and the notes thereto included in Item 1 herein and the discussion of Risk Factors included in Part II, Item 1A herein. Additionally, the following discussion should be read in conjunction with the consolidated financial statements, the related "Management's Discussion and Analysis of Financial Condition and Results of Operation, the discussion of Risk Factors and the discussion of TCM's Business and Properties in our 2014 Form 10-K.
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
Forward-Looking Statements
Certain statements in this report, other than purely historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and applicable Canadian securities legislation and are intended to be covered by the safe harbor provided by these regulations. These forward-looking statements can, in some cases, be identified by the use of such terms as "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Our forward-looking statements may include, without limitation, statements with respect to: future financial or operating performance of the Company or its subsidiaries and its projects; access to existing or future financing arrangements and ability to refinance or reduce debt on favorable terms or at all; future liquidity; future inventory, production, sales, payments from customers, cash costs, capital expenditures and exploration expenditures; future earnings and operating results; expected impact of an internal corporate restructuring on utilization of tax attributes; expected concentrate and recovery grades; estimates of mineral reserves and resources, including estimated mine life and annual production; statements as to the projected ramp-up at Mount Milligan Mine, including expected achievement of design capacities, decisions regarding whether to proceed with the construction of a permanent secondary crusher, and the effects of secondary crushing; future operating plans and goals, including statements regarding Langeloth's business model; and future molybdenum, copper, gold and silver prices.
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
Highlights for the Third Quarter 2015

•
Total cash and cash equivalents at September 30, 2015 were $217.1 million, which included $19.0 million in tax refunds received during the quarter, compared to $265.6 million at December 31, 2014. Total debt, including capital lease obligations, at September 30, 2015 was $891.5 million, compared to $944.7 million at December 31, 2014.

•	Cash generated by operating activities was $38.5 million in the third quarter of 2015 compared to cash generated by operating activities of $83.0 million in the third quarter of 2014.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

•
Consolidated revenues for the third quarter of 2015 were $141.7 million compared to $229.3 million in the third quarter of 2014. Copper and gold sales contributed $113.0 million in revenue in the third quarter of 2015 compared to $100.7 million in the third quarter of 2014. Molybdenum sales were $23.0 million for the third quarter of 2015 compared to $124.3 million in the third quarter of 2014. During the third quarter of 2015 we completed five shipments of copper and gold concentrate and recorded five sales compared to three shipments and three sales in the third quarter of 2014.

•
Payable production at Mount Milligan Mine for the third quarter of 2015 was 16.4 million pounds of copper and 53,791 ounces of gold, compared to payable production of 16.3 million pounds of copper and 60,366 ounces of gold for the third quarter of 2014.

•
Sales volumes and average realized sales prices for copper and gold for the third quarter of 2015 were 24.4 million pounds of copper at an average realized price of $2.09 per pound and 75,451 ounces of gold at an average realized price of $926 per ounce, as compared to 16.5 million pounds of copper at an average realized price of $3.02 per pound and 57,974 ounces of gold at an average realized price of $952 per ounce for the third quarter of 2014. Molybdenum sales volumes in the third quarter of 2015, which consisted of the sale of molybdenum inventory produced at our mines in 2014 and molybdenum sourced from third parties, were 2.9 million pounds at an average realized price of $7.86 per pound compared to 8.9 million pounds at an average realized price of $13.94 per pound for the third quarter of 2014.

•
Consolidated operating income for the third quarter of 2015 was $10.5 million compared to $63.8 million for the third quarter of 2014. The quarter over quarter decline in operating income was primarily due to a decrease in molybdenum sales, partially offset by an increase in gold sales. Consolidated operating income for the third quarter of 2015 was also impacted by $3.5 million of costs related to idle molybdenum mining operations.

•
Net loss for the third quarter of 2015 was $60.9 million, or $0.28 per diluted share, compared to net loss of $11.1 million, or $0.05 per diluted share, for the third quarter of 2014. The net loss for the third quarter of 2015 and 2014 included primarily unrealized non-cash foreign exchange losses of $68.8 million and $60.3 million, respectively, primarily on intercompany notes.

•
Non-GAAP adjusted net loss for the third quarter of 2015 was $5.0 million, or $0.02 per diluted share, compared to non-GAAP adjusted net income for the same period of 2014 of $38.3 million, or $0.17 per diluted share. Non-GAAP adjusted net income (loss) excludes foreign exchange gains and losses, net of related income tax effects. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP adjusted net income (loss).

•
Non-GAAP unit cash cost per pound of copper produced for the third quarter of 2015, on a by-product basis, net of gold credits, was negative $0.16 per pound and, on a co-product basis, $1.66 per pound of copper and $527 per ounce of gold. Non-GAAP unit cash cost in the third quarter of 2014 was, on a by-product basis, $0.77 per pound and on a co-product basis, $1.80 per pound of copper and $477 per ounce of gold. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

•
Capital expenditures for the third quarter of 2015 were $24.9 million, composed of $21.9 million for Mount Milligan Mine and $3.0 million for the Langeloth Facility, Endako Mine and corporate combined, compared to $21.9 million for the third quarter of 2014.

Overview
We are a North American mining company. In the fourth quarter of 2014, we shifted the core focus of our business to copper and gold, at the same time developing a strategy to achieve positive cash flow from our molybdenum business. This shift was primarily the result of recent and expected ongoing weakness in the molybdenum market due to an overall weak global economy for molybdenum products together with additional supply of molybdenum from new copper producers that produce molybdenum as a by-product.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

We have three reportable segments, based on products and geography: Copper-Gold, US Molybdenum and Canadian Molybdenum. The Copper-Gold segment represents the Mount Milligan Mine and includes the sale of copper-gold products, net of refining costs, and all expenditures, including all mining, milling, mine site general and administration, transportation and warehousing. The US Molybdenum segment includes all molybdenum sales from TC Mine and from the sale of third party molybdenum purchases as well as tolling and calcining revenue from Langeloth, all roasting and on-site administrative expenditures from Langeloth and all expenditures from TC Mine, which was placed on care and maintenance in December 2014, including all mine site general and administration costs, stripping costs and costs for idle mining operations. The Canadian Molybdenum segment includes all molybdenum sales from the 75% owned Endako Mine, which was placed on care and maintenance effective July 1, 2015, and our 75% share of expenditures from Endako Mine, including all mine site general and administration costs, transportation costs, and costs for idle mining operations. Our 75% share of the care and maintenance and temporary suspension costs at Endako Mine along with the care and maintenance costs at TC Mine are reflected in costs for idle mining operations in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015.
Copper-Gold
During the third quarter of 2015 we completed five shipments of copper and gold concentrate and recorded five sales, compared to three shipments of copper and gold concentrate and three sales in the third quarter of 2014. During the first nine months of 2015, we completed twelve shipments of concentrate and recognized twelve sales compared to nine shipments of concentrate and nine sales in the first nine months of 2014.

Payable copper production increased 0.6% and non-GAAP copper cash costs on a by-product basis decreased 120.8% for the third quarter of 2015 compared to the third quarter of 2014, primarily due to a 26.4% increase in gold sales together with a favorable Canadian exchange rate, which was partially offset by higher costs for temporary secondary crushing and mill maintenance. On a co-product basis, non-GAAP copper cash costs for the third quarter of 2015 decreased by 7.8%, compared to the third quarter of 2014, primarily due to the favorable Canadian exchange rate.

Payable copper production increased 11.6% and non-GAAP copper cash costs on a by-product basis decreased 59.6% for the first nine months of 2015 from the comparable period in 2014. The period over period decrease in the non-GAAP copper cash costs was primarily due to a 21.2% increase in gold sales in the 2015 period. On a co-product basis, non-GAAP copper cash costs for the first nine months of 2015 decreased 19.5% from the comparable period in 2014, primarily due to higher payable copper production and a favorable Canadian exchange rate in the 2015 period compared to the same period in 2014. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

Payable gold production for the third quarter of 2015 decreased 10.9% compared to the third quarter of 2014, with a 10.5% increase in non-GAAP cash costs on a co-product basis, quarter over quarter. Quarter over quarter, the increase in non-GAAP unit cash costs was primarily due to a decrease in gold production.

Payable gold production for the first nine months of 2015 increased 17.0% from the comparable period in 2014, with a 8.7% decrease in non-GAAP cash costs on a co-product basis period over period. Period over period, the decrease in unit cash costs on a co-product basis was primarily due to an increase in gold production in the 2015 period. Cash costs during 2015 were impacted by the favorable Canadian exchange rate, as noted above. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

During the third quarter of 2015, the mill throughput was constrained as a result of SAG screen deck failures due to overloading and associated recirculation issues, together with reduced mill availability caused by scheduled and unscheduled mill shutdowns. In addition to the unscheduled shutdowns to remediate the screen deck failures and other mechanical repairs, mill availability was also impacted by scheduled shutdowns to complete maintenance on the primary crusher, reline the ball mills, and perform the annual inspection of the SAG mill motor. Despite these mechanical challenges related to the mill, we maintained average daily mill throughput to date on a quarterly basis of 44,077 tonnes, and mill availability averaged 90.2% on a quarterly basis. During the third quarter, recoveries averaged 76.1% for copper and 67.3% for gold. Oxidized material was processed during the 2015 third quarter which adversely impacted recoveries.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

We installed a second SAG discharge screen deck in October, which we believe will allow us to increase throughput without significant issues. We believe that these improvements, together with the continuation of secondary crushing of material from our temporary crushing facility, will improve throughput in November and December. It is still our objective to be at or near design mill throughput by year-end 2015.

The estimated total capital cost for the permanent secondary crusher is expected to be in the range of $65 - $70 million, assuming an exchange rate of US$1.00 = C$1.25. Of this total estimate, we expect to incur $13.5 -$16.5 million in 2015 (the "2015 Estimate"), as set forth in Outlook, below. We have spent $4.2 million (which is included in the 2015 Estimate) as of September 30, 2015 in connection with engineering work, earthworks, and the concrete foundation for the permanent crusher.

We have made the decision to order the long-lead items for the permanent crusher and take additional steps in preparation for construction, but we have not yet made the decision to commence construction. For long-lead items and other pre-construction items, we expect to spend $9.3 - $12.3 million in the fourth quarter of 2015 (which is included in the 2015 Estimate) and an additional $26 - $28 million in 2016.

The decision to commence construction of the permanent crusher will be deferred until the first quarter of 2016, as management continues to assess the Company’s liquidity needs and current and expected metals prices. If construction commences in the first quarter of 2016, we believe we will be able to complete construction and commissioning by the end of 2016. For the construction, installation and commissioning phase of the project, we expect to spend approximately $26 million. Once installed and commissioned, we expect that the permanent secondary crusher will allow us to increase daily mill throughput to approximately 62,500 tonnes.

If we do not commence construction in the first quarter of 2016, we would not expect the construction, installation and commissioning to be completed until mid-2017.

See “Selected Condensed Consolidated Financial and Operational Information” and “Segment Discussion” in this MD&A for additional information for our copper-gold operations during the third quarter and first nine months of 2015 and 2014.
Molybdenum
Since we ceased operations at our molybdenum mines as of the end of 2014, we have transformed our business strategy for molybdenum to maximize the location and efficiency of our Langeloth Facility near Pittsburgh, Pennsylvania. We provide tolling services for customers by converting molybdenum concentrates to molybdenum oxide powder and briquettes and ferromolybdenum products. Additionally, we also purchase molybdenum concentrates to convert to upgraded products which are then sold in the metallurgical and chemical markets. Going forward, we expect Langeloth to generate sufficient cash flow to substantially cover the annual costs of care and maintenance at our two molybdenum mines enabling us to maintain the optionality of our molybdenum business.

During the third quarter of 2015, we shut down our sulfuric acid plant and molybdenum roasters to complete scheduled maintenance at Langeloth, which included replacement of the sulfur burner and general maintenance. Production at the molybdenum roasters resumed at the beginning of the fourth quarter. This planned maintenance allows us to be successfully positioned to accomplish our goal of being one of the leading molybdenum conversion plants in the world. During the third quarter and first nine months of 2015, we had cash capital expenditures of $3.0 million at our Langeloth facility related to this maintenance.

During the third quarter of 2015, the molybdenum business used net cash flows (net of capital expenditures) of $5.4 million, as a result of payments of one-time severance costs at Endako Mine and a five week production down time and related cash capital expenditure in connection with the major maintenance discussed above. During the first nine months of 2015 the molybdenum business generated $16.6 million in net cash flows (net of capital expenditures) principally as a result of selling inventory mined in 2014. During the third quarter and first nine months of 2015, we sold 2.9 million pounds and 9.5 million pounds of molybdenum at an average realized price of $7.86 per pound and $9.15 per pound, respectively.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

In December 2014, TC Mine was placed on care and maintenance after the mining and processing of ore from Phase 7 were completed. For the third quarter and first nine months of 2015, we have incurred care and maintenance costs at TC Mine of approximately $1.8 million and $6.0 million, respectively. For fiscal year 2015, we expect to incur total care and maintenance costs at TC Mine of approximately $8 - $9 million. Additionally, we have conducted limited stripping at TC Mine for the next phase of mining, the costs of which totaled $0.5 million and $3.2 million for the third quarter and first nine months ended September 30, 2015, respectively. As part of our cost reduction measures, we ceased any further stripping activities at TC Mine, effective August 6, 2015. Although we had initially expected to incur certain costs relating to tailings dam slope management at TC Mine during 2015 and 2016, we now expect we will not incur these costs before 2020, at which time the need for this work will be reassessed.

Effective July 1, 2015, Endako Mine was placed on care and maintenance due to continued weakness in the molybdenum price. For the third quarter and first nine months of 2015, we have incurred approximately $1.7 million and $15.2 million, respectively, of temporary suspension costs, inclusive of one-time severance costs of $6.7 million, which represented our 75% share of such costs. For fiscal year 2015 our 75% share of temporary suspension costs and care and maintenance costs, including the $6.7 million of our share of one-time severance costs (incurred in the second quarter of 2015), is expected to be approximately $16-$18 million, assuming an average foreign exchange rate of US$1.00 = C$1.26 for the first nine months of 2015 and US$1.00 = C$1.28 for the fourth quarter of 2015. We estimate that our share of care and maintenance costs in 2016 will be approximately $4 - $5 million, using the same exchange rate as the fourth quarter of 2015.
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
The average published price for our products has fluctuated as follows for the periods shown:

	Copper (1)	Gold (2)	Molybdenum oxide (3)
October	$2.37	$1,271	$4.74
Third quarter 2015	$2.39	$1,234	$5.82
Second quarter 2015	$2.74	$1,308	$7.48
First quarter 2015	$2.64	$1,220	$8.22
Fourth quarter 2014	$3.00	$1,318	$9.30
Third quarter 2014	$3.17	$1,283	$12.70
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
Liquidity

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Our cash and cash equivalents balance was $217.1 million compared to $265.6 million at December 31, 2014. The decrease in our cash balance is primarily related to the repurchase and retirement of $41.4 million of our senior secured and unsecured notes, partially offset by $19.0 million of tax refunds, of which $15.9 million has been accounted for as a net liability for unrecognized tax benefits due to an uncertain tax position primarily related to timing differences for certain deductions. Total cash used for these notes repurchases was $44.8 million, which also included the payment of interest of $1.3 million accrued up to the respective repurchase dates and a net premium of $2.0 million over the face value of the notes. Since inception of the bond repurchase program in December 2014, we have repurchased and retired $67.1 million of our outstanding notes, with total cash used for these retirements of $68.2 million, which included the payment of interest of $1.6 million accrued up to the repurchase dates and $0.5 million net discount on the face value. Total future interest savings to maturity from these notes repurchases is approximately $21.5 million. Since the completion of the Mount Milligan Mine through September 30, 2015, we have repaid and retired approximately 12% of our debt balance, or approximately $121 million, including the net repayments of our capital lease obligations.
With expected cash flow from our Mount Milligan Mine at current copper and gold prices and foreign exchange rates, together with expected cash flow from our residual molybdenum operations and cash on hand as of September 30, 2015, we believe we will have sufficient liquidity to fund our planned capital expenditures, working capital needs and scheduled debt and interest payments until our outstanding notes mature (with the senior secured notes maturing in December 2017). Given current commodity prices, we will need to refinance/restructure our outstanding notes on or prior to their current maturities, which may include new capital transactions or asset sales, to insure that we can maintain sufficient liquidity. Please refer to the "Liquidity and Capital Resources" section in this MD&A for further discussion.
Outlook
We have updated our 2015 guidance as of the date of this report to reflect revisions to the ranges for (i) payable production and cash costs for our copper and gold business, and (ii) care and maintenance and stripping costs and cash flow from operations for our molybdenum business. These ranges have been updated based on actual operational performance and costs through September 30, 2015 and management's expectations for the remainder of 2015.
The table below presents (i) our updated guidance for fiscal year 2015 as of the date of this report; and (ii) for comparison purposes, the guidance we previously provided in our Form 10-Q for the three months ended June 30, 2015.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Year Ended December 31, 2015 (Estimated) (Updated)	Year Ended December 31, 2015 (Estimated) (Previous)
Mount Milligan Mine Copper and Gold
Concentrate production (000's dry tonnes)	140 - 150	140 - 160
Copper payable production (000's lb)	70,000 - 80,000	70,000 - 90,000
Gold payable production (000's oz)	210 - 220	200 - 220
Unit cash cost - By-product ($/payable lb copper produced): (1) (2)	$0.55 - $0.75	$0.70 - $0.90
Molybdenum Business - Cash Inflow (Outflow) ($ in millions): (2)(3)
Ongoing molybdenum operations - Langeloth	$6 - $10	$6 - $10
Suspended molybdenum operations:
TC Mine
Care and Maintenance	($8 - $9)	($7 - $10)
Phase 8 Stripping	($3 - $4)	($4 - $5)
Sale of Inventory	$32 - $34	$32 - $34
Endako Mine (75% share)
Temporary suspension, care and maintenance and severance costs	($16 - $18)	($17 - $19)
Sale of inventory	$10 - $11	$10 - $11
Total Cash Flow from Molybdenum Operations (3)	$21 - $23	$20 - $21
Capital expenditures ($ in millions): (2)(4)
Mount Milligan operations	$22 ± 10%	$22 ± 10%
Mount Milligan tailings dam	$24 ± 10%	$24 ± 10%
Mount Milligan secondary crusher engineering and site preparation	$15 ± 10%	$15 ± 10%
Mount Milligan vendor claims settlement (5)	$13	$13
Langeloth and other	$7 ± 10%	$7 ± 10%
Total capital expenditures	$81 ± 10%	$81 ± 10%
_______________________________________________________________________________

(1)
Copper by-product unit cash cost is calculated using gold by-product credits and a gold price of $781 per ounce for the first nine months of 2015 and an expected gold price of $753 per ounce for the last quarter of 2015, which takes into account the contractual price of $435 per ounce under the Gold Stream Arrangement.

(2)
Estimates for cash costs, molybdenum cash inflow (outflow) and cash capital expenditures assume an average foreign exchange rate of US$1.00 = C$1.26 for the first nine months of 2015 and US$1.00 = C$1.28 for the last quarter of 2015.

(3)	Cash inflow (outflow) excludes capital expenditures.

(4)	Includes 2015 cash capital expenditures, but excludes cash capital expenditures related to 2014 accruals paid in 2015.

(5)
In July 2015, Terrane Metals Corp., a wholly-owned subsidiary of the Company (“Terrane”), settled outstanding claims from two contractors that provided construction and installation services for the construction of Mount Milligan. The settlement amount was a one-time payment made in the third quarter of 2015.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Summary of Quarterly Results
(US$ in millions, except per share, per pound and per ounce amounts—unaudited)

	Sep 30 2015	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014
Financial Information
Revenues	$141.7	$134.1	$123.0	$168.0	$229.3
Operating income (loss)	$10.5	$12.1	$5.2	$(98.1)	$63.8
Net (loss) income	$(60.9)	$0.3	$(87.2)	$(135.6)	$(11.1)
Loss per share:
—basic	$(0.28)	$0.00	$(0.41)	$(0.63)	$(0.05)
—diluted	$(0.28)	$0.00	$(0.41)	$(0.63)	$(0.05)
Cash generated by (used in) operating activities	$38.5	$23.9	$(5.3)	$34.9	$83.0
Adjusted Non-GAAP Measures (1)
Adjusted net (loss) income	$(5.0)	$(13.5)	$(14.2)	$(10.0)	$38.3
Adjusted net (loss) income per share
—basic	$(0.02)	$(0.06)	$(0.07)	$(0.05)	$0.18
—diluted	$(0.02)	$(0.06)	$(0.07)	$(0.05)	$0.17
Operational Statistics
Copper
Payable production (000's lb) (2)	16,363	20,159	15,405	18,024	16,267
Cash cost ($/payable lb produced) - By-Product (1)	$(0.16)	$0.48	$1.12	$1.16	$0.77
Cash cost ($/payable lb produced) - Co-Product (1)	$1.66	$1.55	$1.64	$1.88	$1.80
Copper sold (000's lb)	24,427	21,195	14,791	15,478	16,482
Average realized sales price ($/lb) (1)	$2.09	$2.63	$2.47	$2.75	$3.02
Gold
Payable production (oz) (2)	53,791	59,917	46,119	40,967	60,366
Cash cost ($/payable oz produced) - Co-Product (1)	$527	$434	$498	$506	$477
Gold sold (oz)	75,451	57,920	36,750	38,910	57,974
Average realized sales price ($/oz) (1)	$926	$975	$986	$1,003	$952
Molybdenum
Mined molybdenum production (000's lb)	—	—	—	4,328	6,560
Cash cost ($/lb produced)	$—	$—	$—	$10.34	$6.77
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	592	576	2,552	5,756	6,732
Purchased and processed product	2,342	1,679	1,733	2,376	2,181
	2,934	2,255	4,285	8,132	8,913
Average realized sales price ($/lb)	$7.86	$9.23	$10.00	$10.79	$13.94
___________________________________________________________

(1)	See "Non-GAAP Financial Measures" for the definition and reconciliation of these non-GAAP measures.

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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Selected Condensed Consolidated Financial and Operational Information
(US$ in millions, except per share, per pound and per ounce amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)		(unaudited)
Financial Information
Revenues
Copper sales	$43.5	$45.7	$125.0	$140.3
Gold sales	69.5	55.0	161.8	133.5
Molybdenum sales	23.0	124.3	86.7	353.5
Tolling, calcining and other	5.7	4.3	25.3	11.4
Total revenues	141.7	229.3	398.8	638.7
Costs and expenses
Cost of sales
Operating expenses	88.5	133.4	246.8	395.2
Depreciation, depletion and amortization	30.9	22.7	77.7	78.3
Total cost of sales	119.4	156.1	324.5	473.5
Total costs and expenses	131.2	165.5	371.0	504.5
Operating income	10.5	63.8	27.8	134.2
Other expense	88.4	79.7	204.2	128.1
(Loss) Income before income and mining taxes	(77.9)	(15.9)	(176.4)	6.1
Income and mining tax benefit	(17.0)	(4.8)	(28.6)	(5.3)
Net (loss) income	$(60.9)	$(11.1)	$(147.8)	$11.4
Net (loss) income per share
Basic	$(0.28)	$(0.05)	$(0.68)	$0.06
Diluted	$(0.28)	$(0.05)	$(0.68)	$0.05
Cash generated by operating activities	$38.5	$83.0	$57.1	$149.9
Adjusted Non-GAAP Measures: (1)
Adjusted net (loss) income (1)	$(5.0)	$38.3	$(32.7)	$64.6
Adjusted net (loss) income per share—basic (1)	$(0.02)	$0.18	$(0.15)	$0.35
Adjusted net (loss) income per share—diluted (1)	$(0.02)	$0.17	$(0.15)	$0.29

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)		(unaudited)
Operational Statistics
Copper
Payable production (000's lb) (1)	16,363	16,267	51,927	46,545
Cash cost ($/payable lb produced) - By-Product (2)	$(0.16)	$0.77	$0.46	$1.14
Cash cost ($/payable lb produced) - Co-Product (2)	1.66	$1.80	$1.61	$2.00
Copper sold (000's lb)	24,427	16,482	60,413	49,214
Average realized sales price ($/lb) (2)	$2.09	$3.02	$2.37	$3.10
Gold
Payable production (oz)	53,791	60,366	159,827	136,639
Cash cost ($/payable oz produced) - Co-Product (2)	$527	$477	$484	$530
Gold sold (oz)	75,451	57,974	170,121	133,831
Average realized sales price ($/oz) (2)	$926	$952	$956	$1,002
Molybdenum
Mined production (000's lb) (3)	—	6,560	—	21,928
Cash cost ($/lb produced)	$—	$6.77	$—	$6.23
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	592	6,732	3,720	22,762
Purchased and processed product	2,342	2,181	5,754	5,685
	2,934	8,913	9,474	28,447
Average realized sales price ($/lb)	$7.86	$13.94	$9.15	$12.43
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

(2)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(3)	Mined production pounds reflected are molybdenum oxide and HPM from our share of production from the mines (excludes molybdenum processed from purchased product).

	As of
	September 30, 2015	December 31, 2014
Cash and cash equivalents	$217.1	$265.6
Total assets	$2,448.6	$2,846.3
Total debt, including capital lease obligations	$891.5	$944.7
Total liabilities	$1,854.5	$1,958.8
Shareholders' equity	$594.1	$887.5
Shares outstanding (000's)	221,233	214,148

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Three Months Ended September 30, 2015 (Unaudited)
Net Loss
Net loss for the third quarter of 2015 was $60.9 million, or $0.28 per diluted share, compared to net loss of $11.1 million, or $0.05 per diluted share, for the third quarter of 2014. The net loss for the third quarter of 2015 was primarily due to non-cash foreign exchange losses of $68.8 million and interest and finance fee expense of $21.3 million, partially offset by operating income of $10.5 million. The net loss for the third quarter of 2014 was primarily due to non-cash foreign exchange losses of $60.3 million and interest and finance fee expense of $22.5 million, partially offset by operating income of $63.8 million. Quarter over quarter the decrease in operating income reflects a decrease in average realized sales prices for copper and gold, reduced sales for copper and reduced operating income from our molybdenum mines along with the addition of care and maintenance costs for TC Mine and Endako Mine.
Non-GAAP adjusted net loss for the third quarter of 2015 (which excluded foreign exchange losses related to intercompany notes, net of tax impacts) was $5.0 million, or $0.02 per diluted share. Non-GAAP adjusted net income for the third quarter of 2014 was $38.3 million, or $0.17 per diluted share. See "Non-GAAP Financial Measures" for the definition and reconciliation of non-GAAP adjusted net income.
Revenues
Revenues in the third quarter of 2015 were $141.7 million, down 38.2% compared to revenues of $229.3 million for the third quarter of 2014. This decrease in revenues was driven primarily by lower molybdenum sales due to care and maintenance at TC Mine and Endako Mine and lower average realized sales prices of copper and gold, partially offset by higher gold sales revenue from Mount Milligan Mine. During the third quarter of 2015, we sold 24.4 million pounds of copper and 75,451 ounces of gold at average realized sales prices of $2.09 per pound of copper and $926 per ounce of gold. During the third quarter of 2014, we sold 16.5 million pounds of copper and 57,974 ounces of gold at average realized sales prices of $3.02 per pound of copper and $952 per ounce of gold.
We sold approximately 2.9 million pounds and 8.9 million pounds of molybdenum in the third quarter of 2015 and 2014, respectively, of which 0.6 million pounds and 6.7 million pounds, respectively, were from our mines. All molybdenum sales from our mines in the third quarter of 2015 represented sales of molybdenum inventory from 2014. In the third quarter of 2015, the average realized sales price for molybdenum was $7.86 per pound compared to $13.94 per pound for the third quarter of 2014.
Operating Expenses
Operating expenses for the third quarter of 2015 were $88.5 million, down 33.7% from the same quarter in 2014. Quarter over quarter, the decrease in operating expenses is primarily due to the care and maintenance status of our molybdenum mines in 2015 together with favorable Canadian foreign exchange rates, partially offset by costs for temporary secondary crushing.
Lower-of-cost-or-market product inventory write downs within operating expenses for each reportable segment during the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended
	September 30, 2015	September 30, 2014
US Molybdenum	$4.7	$—
Canadian Molybdenum	—	2.3
	$4.7	$2.3
Operating expenses in the comparable periods were impacted by foreign exchange rates. The foreign exchange rate at September 30, 2015 was US$1.00 = C$1.34 compared to US$1.00 = C$1.12 at September 30, 2014. The foreign exchange rate averaged US$1.00 = C$1.31 for the third quarter of 2015 compared to an average rate of US$1.00 = C$1.09 for the same period in 2014.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the third quarter of 2015 was negative $0.16 per pound of payable copper produced on a by-product basis (net of gold credits), $1.66 per pound of payable copper produced on a co-product basis and $527 per ounce of payable gold produced on a co-product basis. The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the third quarter of 2014 was $0.77 per pound of payable copper produced on a by-product basis, $1.80 per pound of payable copper produced on a co-product basis and $477 per ounce of payable gold produced on a co-product basis. Quarter over quarter the decrease in non-GAAP copper cash costs on a by-product basis was primarily related to higher gold sales together with a favorable Canadian exchange rate which was somewhat offset by higher costs for temporary secondary crushing and mill maintenance costs.
Depreciation, Depletion and Amortization Expense ("DD&A")
DD&A in the third quarter of 2015 was $30.9 million compared to $22.7 million in the third quarter of 2014. This increase is primarily related to higher copper and gold sales volumes offset by the impact to DD&A of lower sales of molybdenum inventory in the third quarter of 2015 and a decrease in ongoing DD&A from TC Mine and our share of DD&A at Endako Mine as a result of the care and maintenance status of these mines.
Lower-of-cost-or-market molybdenum product inventory write downs within DD&A for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended
	September 30, 2015	September 30, 2014
US Molybdenum	$0.1	$—
Canadian Molybdenum	—	0.3
	$0.1	$0.3
General and Administrative Expense
General and administrative expense in the third quarter of 2015 was $4.6 million compared to $5.1 million in the third quarter of 2014. Lower general and administrative expense in the third quarter of 2015 was primarily due to a decrease in compensation expense and consulting expense, partially offset by an increase in expense for tax services. General and administrative expense for each of the third quarter of 2015 and 2014 included $1.2 million in stock-based compensation expense. Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based award applies.
Costs for idle mining operations
Costs for idle mining operations in the third quarter of 2015 were $3.5 million compared to nil in the third quarter of 2014. In the third quarter of 2015 we incurred $1.8 million and $1.7 million in care and maintenance costs at TC Mine and Endako Mine, respectively.
Interest and Finance Fees

Interest and finance fees were $21.3 million in the third quarter of 2015 compared to $22.5 million in the third quarter of 2014. Interest expense was lower in the third quarter of 2015 primarily due to debt reductions related to repurchases of our senior notes in June 2015, January 2015 and December 2014, and the tMEDS exchange in June 2014 together with the final settlement of the tMEDS in May 2015. In the third quarter of 2015 and 2014, we capitalized $0.5 million and $1.4 million, respectively, of interest and amortization of debt issuance costs. We capitalize interest expense allocable to the cost of developing mining properties and to construct new facilities until assets are ready for their intended use. This capitalized interest will be amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Foreign Exchange Gains and Losses

For the third quarter of 2015 and 2014, we recognized $68.8 million and $60.3 million, respectively, of foreign exchange losses. These non-cash foreign currency losses were primarily unrealized and related to intercompany notes that are C$ denominated and were entered into as part of a strategy to manage cash balances to fund our operations and provide future tax benefits. The increase in foreign exchange losses quarter over quarter was primarily due to the weakening of the C$ against the US$ in the third quarter of 2015 compared to the third quarter of 2014. The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.34 at September 30, 2015 compared to US$1.00 = C$1.12 at September 30, 2014. The foreign exchange rate averaged US$1.00 = C$1.31 for the third quarter of 2015 compared to an average rate of US$1.00 = C$1.09 for the same period in 2014. The foreign exchange losses in the third quarter of 2015 included approximately $1.2 million of realized losses, composed of $1.3 million in realized foreign exchange losses related to forward currency contracts offset by $0.1 million in realized foreign exchange gains related to other operating items. The foreign exchange losses in the third quarter of 2014 included approximately $0.2 million of realized gains, composed of $0.1 million in realized foreign exchange loss related to forward currency contracts and $0.3 million in realized foreign exchange gains related to other operating items.

Other

Other income in the third quarter of 2015 was $1.7 million compared to $3.1 million in the third quarter of 2014. The $1.7 million for the third quarter of 2015 primarily related to overall favorable mark-to-market income related to our commodity price hedges, of which $3.0 million was realized income and $1.3 million was unrealized loss. The $3.1 million in the third quarter of 2014 was due primarily to favorable mark-to-market income related to copper and gold commodity price hedges, of which $0.7 million was realized and $2.1 million was unrealized.

Income and Mining Tax (Benefit) Expense

For the third quarter of 2015, we had a tax benefit of $17.0 million compared to a benefit of $4.8 million for the third quarter of 2014. The relationship between tax benefit and pretax net loss is proportionally higher in 2014 as compared to 2015 due to the recognition of a tax benefit of $7.4 million due to a change in the various tax positions. The tax expense for the third quarter of 2015 and the third quarter of 2014 included a $1.1 million loss and a $0.6 million gain, respectively, related to foreign exchange on deferred tax assets. In the third quarter of 2015, we received $19.0 million in tax refunds, of which $15.9 million was accounted for as a net liability for unrecognized tax benefits due to an uncertain tax position primarily related to timing differences for certain deductions. These refunds did not have an impact on our tax benefit.

We continue to analyze our legal structure as changes in the operational status of our molybdenum segment occur in order to optimize the use of our tax attributes. Should we make a change in the legal structure in future periods we expect it would have a significant favorable impact on the amount of our deferred taxes that would be realized and, as a result, could result in the reversal of up to $110 million of valuation allowances associated with those deferred tax assets, assuming a foreign exchange rate of US$1.00=C$1.34 at September 30, 2015.
Nine Months Ended September 30, 2015 (Unaudited)
Net Loss
Net loss for the first nine months of 2015 was $147.8 million, or $0.68 per diluted share, compared to a net income of $11.4 million, or $0.05 per diluted share, for the first nine months of 2014. The net loss for the first nine months of 2015 was due primarily to non-cash foreign exchange losses of $140.1 million and interest and finance fees of $66.2 million, which were somewhat offset by operating income of $27.8 million and a consolidated income and mining tax benefit of $28.6 million. Net income for the first nine months of 2014 was primarily due to operating income of $134.2 million which was partially offset by non-cash foreign exchange losses of $64.5 million and interest and finance fees of $69.4 million. The decrease in operating income period over period reflects a decrease in average realized sales prices for copper and gold, reduced sales and operating income from our molybdenum mines along with the addition of costs of idle operations at TC Mine and Endako Mine.
Non-GAAP adjusted net loss for the first nine months of 2015 was $32.7 million, or $0.15 per diluted share, compared to non-GAAP adjusted net income $64.6 million, or $0.29 per diluted share, for the first nine months of 2014 (which excluded foreign exchange losses related to intercompany notes, net of tax impacts). See "Non-GAAP Financial Measures" for the definition and reconciliation of non-GAAP adjusted net income.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Revenues
Revenues in the first nine months of 2015 were $398.8 million, down 37.6%, compared to revenues of $638.7 million for the first nine months of 2014. This decrease in revenues was primarily driven by lower sales from our molybdenum mines, which are currently on care and maintenance, partially offset by higher gold sales and higher tolling, calcining and other revenues. Additionally, period over period, copper sales revenue from our Mount Milligan Mine was lower primarily due to lower average realized prices for copper, which was somewhat offset by an increase in copper pounds sold. During the first nine months of 2015, we sold 60.4 million pounds of payable copper and 170,121 ounces of payable gold at average realized sales prices of $2.37 per pound of copper and $956 per ounce of gold. During the first nine months of 2014, we sold 49.2 million pounds of payable copper and 133,831 ounces of payable gold at average realized sales prices of $3.10 per pound of copper and $1,002 per ounce of gold.
We sold approximately 9.5 million pounds and 28.4 million pounds of molybdenum in the first nine months of 2015 and 2014, respectively, of which 3.7 million pounds and 22.8 million pounds, respectively, were from our mines. All molybdenum sales from our mines in the first nine months of 2015 represented sales of molybdenum inventory from 2014. In the first nine months of 2015, the average realized sales price for molybdenum was $9.15 per pound compared to $12.43 per pound in the comparable period in 2014.
Operating Expenses
Operating expenses for the first nine months of 2015 were $246.8 million, down 37.6% from the comparable period in 2014. Period over period, the decrease in operating expenses is primarily due to the care and maintenance status of our molybdenum mines in 2015 together with favorable Canadian foreign exchange rates, partially offset by costs for temporary secondary crushing and mill maintenance costs at our Mount Milligan Mine related to various operational issues and the sale of higher cost copper and gold inventory from 2014.
Lower-of-cost-or-market product inventory write downs within operating expenses for each reportable segment during the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended
	September 30, 2015	September 30, 2014
US Molybdenum	$10.3	$—
Canadian Molybdenum	1.4	8.9
	$11.7	$8.9
Operating expenses in the comparable periods were impacted by foreign exchange rates. The foreign exchange rate at September 30, 2015 was US$1.00 = C$1.34 compared to US$1.00 = C$1.12 at September 30, 2014. The foreign exchange rate averaged US$1.00 = C$1.26 for the first nine months of 2015 compared to an average rate of US$1.00 = C$1.10 for the same period in 2014.
The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the first nine months of 2015 was $0.46 per pound of payable copper produced on a by-product basis, $1.61 per pound of payable copper produced on a co-product basis and $484 per ounce of payable gold produced on a co-product basis. The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the first nine months of 2014 was $1.14 per pound of payable copper produced on a by-product basis, $2.00 per pound of payable copper produced on a co-product basis and $530 per ounce of payable gold produced on a co-product basis. The by-product cash cost for copper for the first nine months of 2015 was positively impacted by a favorable foreign exchange rate, higher copper production and a higher volume of gold ounces sold during the first nine months of 2015 when compared to the first nine months of 2014, which was somewhat offset by a lower average realized sales price for gold and higher costs for temporary secondary crushing and mill maintenance costs in the first nine months of 2015 compared to the first nine months of 2014.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Depreciation, Depletion and Amortization Expense ("DD&A")
DD&A in the first nine months of 2015 was $77.7 million compared to $78.3 million in the comparable period in 2014. DD&A decreased primarily due to lower sales of molybdenum inventory in the first nine months of 2015, together with the absence of ongoing DD&A for TC Mine and our share of Endako Mine as a result of idle mining operations, which was almost entirely offset by higher DD&A from Mount Milligan Mine due to significantly higher copper and gold sales volume in 2015.
Lower-of-cost-or-market molybdenum product inventory write downs within DD&A for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended
	September 30, 2015	September 30, 2014
US Molybdenum	$0.5	$—
Canadian Molybdenum	0.1	1.7
	$0.6	$1.7
General and Administrative Expense
General and administrative expense in the first nine months of 2015 was $15.1 million compared to $16.9 million in the first nine months of 2014. Lower general and administrative expense in the first nine months of 2015 was primarily due to lower compensation expense, consulting fees, audit fees and tax services. General and administrative expense for the first nine months of 2015 and the first nine months of 2014 included $3.0 million in stock-based compensation expense.
Costs for idle mining operations
Costs for idle mining operations in the first nine months of 2015 was $21.2 million compared to nil in the first nine months of 2014. In the first nine months of 2015 these included $6.0 million in care and maintenance expense at TC Mine and $15.2 million in care and maintenance and temporary suspension costs at Endako Mine, which included $6.7 million in one-time severance costs at Endako Mine.
Interest and Finance Fees

Interest and finance fees were $66.2 million in the first nine months of 2015 compared to $69.4 million in the first nine months of 2014. Interest expense was lower in the first nine months of 2015 primarily due to debt reductions related to repurchases of our senior notes and the tMEDS exchange and final settlement. In the first nine months of 2015 and 2014, we capitalized $1.1 million and $3.3 million, respectively, of interest and amortization of debt issuance costs. We capitalize interest expense allocable to the cost of developing mining properties and to construct new facilities and equipment until assets are ready for their intended use. This capitalized interest will be amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.

Foreign Exchange Gains and Losses

For the first nine months of 2015 and 2014, we recognized $140.1 million and $64.5 million, respectively, of foreign exchange losses. These non-cash foreign currency losses were primarily unrealized and related to intercompany notes that were entered into as part of a strategy to manage cash balances to fund our operations and provide future tax benefits. The increase in foreign exchange losses was primarily due to the weakening of the C$ against the US$. The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.34 at September 30, 2015 compared to US$1.00 = C$1.12 at September 30, 2014. The foreign exchange rate averaged US$1.00 = C$1.26 for the first nine months of 2015 compared to an average rate of US$1.00 = C$1.10 for the same period in 2014. The foreign exchange losses in the first nine months of 2015 included approximately $2.0 million of realized losses, composed of $2.2 million in realized foreign exchange losses related to forward currency contracts offset by $0.2 million in realized foreign exchange gains related to other operating items. The foreign exchange losses in the first nine months of 2014 included $0.5 million of realized losses, composed of $0.6 million in realized foreign exchange gains related to forward currency contracts offset by $1.1 million in realized foreign exchange losses related to other operating items.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Other

Other income in the first nine months of 2015 was $4.8 million compared to $6.1 million in the first nine months of 2014. The $4.8 million for the first nine months of 2015 primarily related to overall favorable mark-to-market income of which $6.7 million was realized income and $1.9 million was unrealized loss, both of which were related to commodity price hedges. The $6.1 million during the first nine months of 2014 was due primarily to a settlement associated with interest on state tax refund received in 2010.

Income and Mining Tax (Benefit) Expense

For the first nine months of 2015, we had a tax benefit of $28.6 million compared to a benefit of $5.3 million for the first nine months of 2014. The relationship between tax benefit and pretax net income in 2014 as compared tax benefit and pretax net loss in 2015 is higher and inversely proportional due to the following: a $1.4 million benefit from a successful conclusion to a tax appeal; a $2.9 million benefit from an increase in the amount of our deferred taxes that will be realized; and a $7.4 million benefit due to a change in various tax positions. The tax benefit for the first nine months of 2015 and the first nine months of 2014 included a $2.4 million loss and a $0.6 million gain, respectively, related to foreign exchange on deferred tax assets. In the first nine months of 2015, we received $19.0 million in refunds, of which $15.9 million was accounted for as a net liability for unrecognized tax benefits due to an uncertain tax position primarily related to timing differences for certain deductions. These refunds did not have an impact on our tax benefit.

We continue to analyze our legal structure as changes in the operational status of our molybdenum segment occur in order to optimize the use of our tax attributes. Should we make a change in the legal structure in future periods we expect it would have a significant favorable impact on the amount of our deferred taxes that would be realized and, as a result, could result in the reversal of up to $110 million of valuation allowances associated with those deferred tax assets, assuming a foreign exchange rate of US$1.00=C$1.34 at September 30, 2015.
Operating Segment Discussion
The following discussion presents operating and financial results for the three and nine months ended September 30, 2015 and 2014 for each operating reportable segment. This discussion does not include any of the costs of idle operations as of September 30, 2015.
Copper-Gold
Mount Milligan Mine
The following table summarizes Mount Milligan Mine's operating and financial results for the three and nine months ended September 30, 2015 and 2014:

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2015	2014	2015	2014
Operational Statistics
Mined
Ore tonnes (000's)	4,372	3,826	13,368	10,545
Waste tonnes (000's)	3,704	3,143	10,186	8,660
Strip ratio	0.85	0.82	0.76	0.82
Milled (000's tonnes)	4,055	3,721	11,706	10,262
Copper ore grade (%)	0.25%	0.25%	0.26%	0.27%
Gold ore grade (g per tonne)	0.64	0.79	0.64	0.67
Copper recovery (%)	76.1%	83.1%	80.5%	80.9%
Gold recovery (%)	67.3%	66.6%	69.0%	63.9%
Concentrate production (dry tonnes)	31,714	31,226	101,621	89,115
Copper payable production (000's lb) (1)	16,363	16,267	51,927	46,545
Gold payable production (oz) (1)	53,791	60,366	159,827	136,639
Copper cash cost ($/payable lb produced) - By-Product (2)	$(0.16)	$0.77	$0.46	$1.14
Copper cash cost ($/payable lb produced) - Co-Product (2)	$1.66	$1.80	$1.61	$2.00
Gold cash cost ($/payable oz produced) - Co-Product (2)	$527	$477	$484	$530
Copper sold (000's lb)	24,427	16,482	60,413	49,214
Gold sold (oz)	75,451	57,974	170,121	133,831
Copper average realized sales price ($/lb) (2)	$2.09	$3.02	$2.37	$3.10
Gold average realized sales price ($/oz) (2)	$926	$952	$956	$1,002
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

Copper and Gold Production and Cash Costs

For the three months ended September 30, 2015, compared to the three months ended September 30, 2014, there was a 1.6% increase in concentrate production (dry tonnes), a 0.6% increase in payable copper production, a 10.9% decrease in payable gold production and a 9.0% increase in mill throughput. Given the mine sequencing, quarter over quarter, copper ore grades were the same and recoveries lower in the third quarter of 2015 compared to the third quarter of 2014. Gold ore grades were lower and recoveries slightly higher in the third quarter of 2015 compared to the third quarter of 2014. Oxidized material was processed during the 2015 third quarter which adversely impacted recoveries.

During the first nine months of 2015 compared to the first nine months of 2014, there was a 14.0% increase in concentrate production (dry tonnes), an 11.6% increase in payable copper production, a 17.0% increase in payable gold production, and a 14.1% increase in mill throughput. Given the mine sequencing, period over period, copper ore grades and copper recoveries were lower. Period over period, gold ore grades were lower and gold recoveries were slightly higher. As previously noted, non-GAAP unit cash costs for the third quarter 2015 increased when compared to the third quarter of 2014 due to a decrease in gold production partially offset by the favorable movements in exchange rates. Non-GAAP unit cash costs for the first nine months of 2015 compared to the same period in 2014 improved due to an increase in gold production in the 2015 period together with the favorable movements in exchange rates.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The average foreign exchange rate was US$1.00 = C$1.31 for the third quarter of 2015 and US$1.00 =$1.26 for the first nine months of 2015 compared to US$1.00 = C$1.09 for the third quarter of 2014 and US$1.00 = C$1.10 for the first nine months of 2014, resulting in a favorable impact on operating costs of approximately $9.8 million and $17.9 million for the third quarter and first nine months of 2015.
Copper and Gold Sold
During the three months ended September 30, 2015 compared to the three months ended September 30, 2014, copper sales volumes increased by 48.2% and gold sales volumes increased by 30.1%. For copper the 30.8% lower average realized sales price which was partially offset by an increase in copper sales volume resulted in a decrease in copper sales revenue quarter over quarter. For gold the increase in sales volumes which was partially offset by a 2.7% lower average realized sales price for gold resulted in an increase in gold sales revenue quarter over quarter. The average realized prices for copper and gold for the third quarter of 2015 were impacted by falling metal prices, resulting in negative mark-to-market adjustments for prior period provisional payments that are not yet final. See “Non-GAAP Financial Measures” for the definition and reconciliation of the non-GAAP average realized sales prices.
During the first nine months of 2015 compared to the first nine months of 2014, copper sales volumes increased by 22.8% and gold sales volumes increased by 27.1%. We made twelve shipments and recognized twelve sales in the first nine months of 2015 compared to nine shipments and nine sales in the first nine months of 2014, resulting in higher sales volumes for copper and gold in the 2015 period. The increased sales volumes were somewhat offset by a 23.5% lower average realized sales price for copper and a 4.6% lower average realized sales price for gold. The average realized prices for copper and gold for the first nine months of 2015 were impacted by falling metals prices which resulted in negative adjustments to the final settlement of certain provisional payments together with negative mark-to-market adjustments for prior period provisional payments not yet final.
Capital Expenditures
During the three months ended September 30, 2015, we made C$28.0 million of capital expenditures for Mount Milligan Mine, consisting of C$8.4 million for ongoing operations, C$1.4 million for engineering and site preparation work for the secondary crusher, C$16.0 million for the one-time settlement of certain construction claims and C$2.2 million related primarily to the payment of accruals from 2014. During the first nine months of 2015, we made C$54.8 million of capital expenditures for Mount Milligan Mine, consisting of C$31.1 million for ongoing operations, C$4.3 million for engineering and site preparation work for the secondary crusher, C$16.0 million for the one-time settlement of certain construction claims and C$3.4 million related primarily to the payment of accruals from 2014.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

US Molybdenum Operating Activities
Langeloth Facility
Operating results for the Langeloth Facility represent activities related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility. For the third quarter and first nine months of 2015, this excluded product volumes and costs related to the roasting and processing of TC Mine and Endako Mine product inventory. For 2014 Langeloth Facility's costs associated with roasting and processing of TC Mine and Endako Mine product inventory are included in each Mine's respective operating results. Please refer to Note 19 above in Item 1,"Financial Statements" for further discussion.
Please refer to the discussion above in Highlights and Overview regarding the planned shut down and subsequent maintenance performed at our sulfuric acid plant during the third quarter of 2015. The Langeloth Facility is expected to contribute to positive cash flow from our molybdenum business in 2015.
The following is a summary of the Langeloth Facility's operating results for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2015	2014	2015	2014
Operational Statistics
Molybdenum sold from purchased product (000's lb)	2,342	2,181	5,754	5,685
Realized price on molybdenum sold from purchased product ($/lb)	$6.55	$14.75	$7.94	$13.22
Toll roasted and upgraded molybdenum processed (000's lb)	3,083	43	14,576	646
Roasted metal products processed (000's lb)	1,204	4,002	6,882	9,190
Molybdenum sold from third-party purchased molybdenum concentrate increased for the third quarter and first nine months of 2015, as compared to the same periods in 2014 primarily due to the shift in our Langeloth business model. The average realized sales price was $6.55 and $7.94 per pound for the third quarter and first nine months of 2015, respectively, compared to $14.75 per pound and $13.22 per pound for the third quarter and first nine months of 2014, respectively, primarily due to falling molybdenum prices.
The volume of toll roasted and upgraded molybdenum processed during the third quarter and first nine months of 2015 increased by approximately 7,100% and 2,200%, respectively, compared to the same periods in 2014, due to higher capacity for toll roasted and upgraded third-party material due to the shift in our Langeloth business model.
The volume of roasted metal products processed during the third quarter and first nine months of 2015 decreased by 69.9% and 25.1%, respectively, compared to the same periods in 2014 due to decreased demand.
Liquidity and Capital Resources
Our financial position was as follows:

	As of
(US$ in millions)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$217.1	$265.6
Accounts receivable, including related party receivables	$52.7	$46.1
Accounts payable	$73.9	$93.1
Current portion of debt, including equipment financings	$26.2	$26.7
Total working capital	$189.4	$272.2
Total debt, including equipment financings	$891.5	$944.7
During the third quarter and first nine months of 2015, our debt and liquidity positions were primarily affected by the following:

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

•
Cash generated by operating activities of $38.5 million and $57.1 million for the third quarter and first nine months of 2015, respectively, which reflects five shipments of concentrate and five sales for the third quarter of 2015 and twelve shipments of concentrate and twelve sales for the first nine months of 2015 and $19.0 million of tax refunds in the third quarter and first nine months of 2015 (discussed in Note 14);

•
Capital expenditures of $24.9 million and $47.8 million for the third quarter and first nine months of 2015, respectively, primarily related to our Mount Milligan Mine ongoing operations, engineering and site-preparation work for the secondary crusher and the payment of certain vendor claims related to construction; and

•
Principal payments of $6.9 million and $62.8 million for the third quarter and first nine months of 2015, respectively, primarily related to the repayment of equipment financings and repurchases of certain of our 2017, 2018 and 2019 notes.

We monitor our exposure to the prices of our products as well as the currencies in which we operate. During the first nine months of 2015, we entered into hedges to manage exposure to fluctuations in the prices of copper and gold (particularly the exposure between the provisional and final payments from our customers), and also purchased gold to satisfy our obligations under the Gold Stream Arrangement. During the first nine months of 2015, we also entered into hedges to manage exposure to the potential strengthening of the Canadian dollar against the US dollar. See Note 5 in Item 1 for further discussion.
During the first nine months of 2015 we repurchased and retired $34.2 million of our senior secured notes and $7.3 million of our unsecured notes, respectively, resulting in future interest savings of $11.6 million. During the fourth quarter of 2014 we repurchased and retired $25.7 million of our senior unsecured notes in open market transactions, resulting in future interest savings of $9.9 million. We may from time to time redeem, retire and/or purchase more outstanding debt, depending upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. However, there can be no assurance that we will take any of these actions.
With expected cash flow from our Mount Milligan Mine at current copper and gold prices and foreign exchange rates, together with expected cash flow from our residual molybdenum operations and cash on hand as of September 30, 2015, we believe we will have sufficient liquidity to fund our planned capital expenditures, working capital needs and scheduled debt and interest payments until our outstanding notes mature (with the senior secured notes maturing in December 2017). Depending upon commodity prices and Canadian foreign exchange rates, we expect our cash position at year end 2015 will be lower than the September 30, 2015 cash balance.
Given current commodity prices, we will need to refinance/restructure our outstanding notes on or prior to their current maturities, which may include new capital transactions or asset sales, to insure that we can maintain sufficient liquidity. We have engaged financial advisors to assist us in evaluating strategic and financial alternatives available to us. We may also seek financing in the future to fund ongoing operations and/or capital requirements, to maximize the value of our assets, and for general corporate purposes. Our ability to access capital markets efficiently depends on a number of factors, including the state of global commodity, credit, and equity markets, interest rates, credit spreads, and our credit ratings. If we are unable to access capital markets to refinance our existing debt, to restructure such debt, or obtain additional financings on terms that are more favorable than our current terms, our business could be adversely impacted.
Operating Cash Flows
Cash generated by operating activities for the three and nine months ended September 30, 2015 was $38.5 million and $57.1 million, respectively compared to cash generated by operating activities of $83.0 million and $149.9 million for the three and nine months ended September 30, 2014, respectively. The decrease in cash flow from operations for the three and nine month periods ended September 30, 2015 from the comparable periods in 2014 was primarily a result of a decrease in revenues which was driven by lower molybdenum sales in the 2015 periods, discussed previously, together with lower copper sales from our Mount Milligan Mine. These declines were partially offset by increased gold sales, an increase in our tolling revenue and the receipt of certain tax refunds, discussed above. For the three and nine months ended September 30, 2015 cash flow from operations benefited $8.0 million and $8.3 million, respectively and for the three and nine months ended September 30, 2014 cash flow from operations benefited $14.0 million and $24.9 million, respectively, in net payables related to the Gold Stream Arrangement for undelivered ounces.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Investing Activities
Cash used in investing activities for the three and nine months ended September 30, 2015 was $24.9 million and $41.6 million, respectively compared to cash used in investing activities of $22.8 million and $88.2 million for the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2015, we spent $24.9 million and $47.8 million on property, plant, equipment and development expenditures primarily related to our Mount Milligan Mine ongoing operating capital, engineering and site preparation work on the secondary crusher and the payment of certain vendor claims related to the construction of Mount Milligan Mine. During the three and nine months ended September 30 2014, we spent $21.9 million and $70.4 million, respectively, on property, plant, equipment and development expenditures primarily related to the construction of the permanent operations residence at Mount Milligan and the payments of 2013 accruals related to the construction and development of Mount Milligan Mine. Payments of capitalized interest primarily related to the Mount Milligan Mine were $0.2 million and $1.2 million during the three and nine months ended September 30, 2015, respectively, as compared to $1.3 million and $8.2 million for the comparable periods in 2014.
We received net reclamation refunds of $0.2 million and nil for each of the three and nine month periods ended September 30, 2015 and 2014, respectively. There were no reclamation deposit payments in the three months ended September 30, 2015 and 2014. We had net reclamation deposit payments of nil and $10.0 million in the nine months ended September 30, 2015 and 2014, respectively. The 2014 reclamation deposit payment represented cash collateral that was posted against existing surety bonds for TC Mine reclamation bonds.
Financing Activities
Cash used in financing activities for the three and nine months ended September 30, 2015 was $6.8 million and $62.2 million, respectively, compared to cash used in financing activities of $6.6 million and $26.2 million, respectively, in the comparable periods in 2014. Period over period, the increase was due primarily to certain senior note repurchases, discussed previously, and payments on equipment financings. For descriptions of our debt and lease obligations, see Notes 7 and 8 within Item 1 of this 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2015, we have commitments to purchase approximately 7.8 million pounds of molybdenum sulfide concentrate from 2015 to 2017 to be priced at the time of purchase. In addition, we have fixed-priced contracts, under which we have committed to sell approximately 171.8 thousand pounds of molybdenum in 2015 at an average market price of $10.55 per pound.
Transactions with our Endako Mine Joint Venture Partner

Our total sales to Sojitz, our Endako Mine joint venture partner, represented 3.1% and 3.0% of our total revenues for the three and nine months ended September 30, 2015, respectively, and 14.6% and 13.7% of our total revenues for the three and nine months ended September 30, 2014, respectively. See Note 16 within Item 1 of this 10-Q for more information about transactions with this joint venture partner. In conjunction with the assumption of a sale leaseback described in Note 7, TCM paid $0.3 million to Sojitz for its 25% share of the fair value of the leased equipment and recognized an additional sale-leaseback obligation of $0.5 million.
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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Adjusted Net (Loss) Income, Adjusted Net (Loss) Income Per Share—Basic and Diluted
Management of the Company uses adjusted net (loss) income and adjusted net (loss) income per share—basic and diluted to evaluate the Company’s operating performance and for planning and forecasting future business operations. The Company believes the use of these measures allows investors and analysts to compare results of the continuing operations of the Company to similar operating results of other mining companies, by excluding unusual or infrequent items that are considered non-core to our business.
Adjusted net (loss) income represents the (loss) income prepared in accordance with US GAAP, adjusted for significant non-cash items.
For the first nine months of 2015 and 2014, the significant items were the net gains and losses related to the impact of foreign exchange due primarily to intercompany notes and related tax effects. For the five quarters ended September 30, 2015, the significant items were the net gains and losses related to the impact of foreign exchange due primarily to intercompany notes and related tax effects and impairments on our property, plant and equipment and materials and supplies inventory.
In connection with our strategy to manage cash balances, fund our operations and provide future tax benefits, we may enter into intercompany loan arrangements. At times, the loans are denominated in currencies other than the measurement currency of one of the parties. US GAAP requires that notes that are intended to be repaid should not be considered a capital contribution, and, therefore, the foreign exchange fluctuations related to these loans impact net (loss) income each period. At each period end, we compare the exchange rate between the Canadian and US dollars to the exchange rate at the end of the prior reporting period. The difference between those rates is recorded as an unrealized gain or loss on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Settlement of these intercompany loans results in realized foreign exchange gains or losses recorded on the Condensed Consolidated Statements of Operations and Comprehensive Loss. As the loans between the parent company and its subsidiaries are the primary driver of our foreign exchange gains and losses, as discussed above, management does not consider gains or losses on foreign exchange in its evaluation of our financial performance. We believe that presentation of our non-GAAP measures excluding these gains or losses provides useful information to our investors regarding our financial condition and results of operations.
We review and evaluate our long-lived assets for impairment using a two-step approach when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. We experienced non-cash impairment write downs of our long-lived assets during 2014, as described in our 2014 Form 10-K, Note 5 within Item 8. Management does not consider these impairment charges in its evaluation of our financial performance and excludes non-cash asset write-downs and related tax impacts from adjusted net (loss) income and adjusted net (loss) income per share — basic and diluted. We believe that presentation of our non-GAAP measures excluding these non-cash impairment losses provides useful information to our investors regarding our financial condition and results of operations.
Adjusted net (loss) income per share (basic and diluted) is calculated using adjusted net (loss) income, as defined above, divided by the weighted-average basic and weighted-average diluted shares outstanding during the period as determined in accordance with US GAAP. If the adjustments to net (loss) on a US GAAP basis result in non-GAAP adjusted net income, we calculate weighted-average diluted shares outstanding in accordance with US GAAP and use that to calculate adjusted net income per share—diluted. If the adjustments to net income on a US GAAP basis result in non-GAAP adjusted net (loss), we utilize weighted-average basic shares outstanding to calculate adjusted net income per share—diluted, in accordance with US GAAP.
The following tables reconcile net (loss) income presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net (loss) income and adjusted net (loss) income per share—basic and diluted, for the three and nine months ended September 30, 2015 and 2014 and for the five quarters ended September 30, 2015. All figures within the tables are unaudited and are presented in US$ in millions, except shares and per share amounts.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net (loss) income	$(60.9)	$(11.1)	$(147.8)	$11.4
Add (Deduct):
Loss on foreign exchange (1)	69.9	59.7	142.5	63.9
Tax expense benefit on foreign exchange loss	(14.0)	(10.3)	(27.4)	(10.7)
Non-GAAP adjusted net (loss) income	$(5.0)	$38.3	$(32.7)	$64.6

Net (loss) income per share
Basic	$(0.28)	$(0.05)	$(0.68)	$0.06
Diluted	$(0.28)	$(0.05)	$(0.68)	$0.05
Adjusted net (loss) income per share
Basic	$(0.02)	$0.18	$(0.15)	$0.35
Diluted	$(0.02)	$0.17	$(0.15)	$0.29
Weighted-average shares
Basic	221.2	213.9	217.9	186.8
Diluted	221.2	220.4	217.9	220.1

(1)
Included foreign exchange losses of $1.1 million and $2.4 million presented in income and mining tax expense (benefit) on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015, respectively. Included $0.6 million of foreign exchange gains for each of the three and nine months ended September 30, 2014 which was presented in income and mining tax expense (benefit) on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Non-GAAP reconciliation

	Three Months Ended
	Sep 30 2015	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014
Net (loss) income	$(60.9)	$0.3	$(87.2)	$(135.6)	$(11.1)
Add (Deduct):
Asset impairments	—	—	—	104.8	—
Tax benefit of asset impairments (1)	—	—	—	(7.0)	—
Loss (gain) on foreign exchange (2)	69.9	(17.2)	89.8	34.8	59.7
Tax (benefit) expense on foreign exchange loss (gain)	(14.0)	3.4	(16.8)	(7.0)	(10.3)
Non-GAAP adjusted net (loss) income	$(5.0)	$(13.5)	$(14.2)	$(10.0)	$38.3

Net (loss) income per share
Basic	$(0.28)	$0.00	$(0.41)	$(0.63)	$(0.05)
Diluted	$(0.28)	$0.00	$(0.41)	$(0.63)	$(0.05)
Adjusted net (loss) income per share
Basic	$(0.02)	$(0.06)	$(0.07)	$(0.05)	$0.18
Diluted	$(0.02)	$(0.06)	$(0.07)	$(0.05)	$0.17
Weighted-average shares
Basic	221.2	218.0	214.4	214.1	213.9
Diluted	221.2	218.0	214.4	214.1	220.4
_______________________________________________________________________________
(1) The asset impairment for Endako Mine and TC Mine in 2014 did not have a net tax impact due to offsetting valuation allowance movement; therefore, the non-GAAP adjusted net income (loss) presentation excluded this tax effect.
(2) Included a foreign exchange loss of $1.1 million; a foreign exchange gain of $0.3 million, a foreign exchange loss of $1.6 million, foreign exchange gains of $0.5 million and a $0.6 million foreign exchange loss, presented in income and mining tax expense (benefit) in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively.
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
The following tables provide a reconciliation of cash costs, unit cash costs, and operating expenses for Copper-Gold operations included in our Condensed Consolidated Statements of Operations and Comprehensive Loss in the determination of net income (loss) for the three and nine months ended September 30, 2015 and 2014 and for the five quarters ended September 30, 2015.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Non-GAAP cash cost

	Three Months Ended		Nine Months Ended
(US$ in millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Direct mining costs (1)	$41.3	$48.8	$123.7	$138.2
Truck and rail transportation and warehousing costs	3.9	3.8	12.1	10.0
Costs reflected in inventory and operations costs	$45.2	$52.6	$135.8	$148.2
Refining and treatment costs	7.9	4.4	19.0	12.9
Ocean freight and insurance costs	2.5	1.1	6.3	4.6
Direct costs reflected in revenue and selling and marketing costs	$10.4	$5.5	$25.3	$17.5
Non-GAAP cash costs	$55.6	$58.1	$161.1	$165.7
Reconciliation to amounts reported (US$ in millions)
Direct costs	$(10.4)	$(5.5)	$(25.3)	$(17.5)
Changes in inventory	14.1	(4.5)	8.9	14.0
Silver by-product credits (2)	(1.4)	(1.1)	(3.8)	(3.4)
Non cash costs and other	0.2	0.4	0.6	1.1
Copper-Gold segment US GAAP operating expenses	$58.1	$47.4	$141.5	$159.9

	Three Months Ended
(US$ in millions)	Sep 30 2015	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014
Direct mining costs (1)	$41.3	$45.0	$37.4	$45.2	$48.8
Truck and rail transportation and warehousing costs	3.9	3.8	4.4	3.3	3.8
Costs reflected in inventory and operations costs	$45.2	$48.8	$41.8	$48.5	$52.6
Refining and treatment costs	7.9	6.6	4.5	4.6	4.4
Ocean freight and insurance costs	2.5	1.8	2.0	1.5	1.1
Direct costs reflected in revenue and selling and marketing costs	$10.4	$8.4	$6.5	$6.1	$5.5
Non-GAAP cash costs	$55.6	$57.2	$48.3	$54.6	$58.1
Reconciliation to amounts reported (US$ in millions)
Direct costs	$(10.4)	$(8.4)	$(6.5)	$(6.1)	$(5.5)
Changes in inventory	14.1	1.8	(7.0)	(6.2)	(4.5)
Silver by-product credits (2)	(1.4)	(1.2)	(1.2)	(0.9)	(1.1)
Non cash costs and other	0.2	0.2	0.2	—	0.4
Copper-Gold segment US GAAP operating expenses	$58.1	$49.6	$33.8	$41.4	$47.4
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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

By-Product

	Three Months Ended		Nine Months Ended
(US$ in millions, except pounds and per pound amounts)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Copper payable production (000's lbs)	16,363	16,267	51,927	46,545
Non-GAAP cash cost	$55.6	$58.1	$161.1	$165.7
Less by-product credits
Gold sales (1)	$69.9	$55.2	$162.6	$134.1
Gold sales related to deferred portion of Gold Stream Arrangement	(13.1)	(10.8)	(29.5)	(24.9)
Net gold by-product credits	$56.8	$44.4	$133.1	$109.2
Silver by-product credits (2)	1.4	1.1	3.9	3.4
Total by-product credits	$58.2	$45.5	$137.0	$112.6
Non-GAAP cash cost net of by-product credits	$(2.6)	$12.6	$24.1	$53.1
Non-GAAP cash cost per pound, on a by-product basis	$(0.16)	$0.77	$0.46	$1.14

	Three Months Ended
(US$ in millions, except pounds and per pound amounts)	Sep 30 2015	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014
Copper payable production (000's lbs)	16,363	20,159	15,405	18,024	16,267
Non-GAAP cash cost	$55.6	$57.2	$48.3	$54.6	$58.1
Less by-product credits
Gold sales (1)	$69.9	$56.5	$36.2	$39.0	$55.2
Gold sales related to deferred portion of Gold Stream Arrangement	(13.1)	(10.0)	(6.4)	(6.3)	(10.8)
Net gold by-product credits	$56.8	$46.5	$29.8	$32.7	$44.4
Silver by-product credits (2)	1.4	1.3	1.2	0.9	1.1
Total by-product credits	$58.2	$47.8	$31.0	$33.6	$45.5
Non-GAAP cash cost net of by-product credits	$(2.6)	$9.4	$17.3	$21.0	$12.6
Non-GAAP cash cost per pound, on a by-product basis	$(0.16)	$0.48	$1.12	$1.16	$0.77
_______________________________________________________________________________
(1) Excluded refining and treatment charges.
(2) Silver sales are reflected as a credit to operating costs.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Co- Product

	Three Months Ended		Nine Months Ended
(US$ in millions, except pounds, ounces and per unit amounts)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Copper payable production (000’s lbs)	16,363	16,267	51,927	46,545
Gold payable production in Cu eq. (000’s lbs) (1)	17,199	15,976	48,598	36,541
Payable production (000’s lbs)	33,562	32,243	100,525	83,086

Non-GAAP cash cost allocated to Copper	$27.2	$29.3	$83.2	$92.8
Non-GAAP cash cost per pound, on a co-product basis	$1.66	$1.80	$1.61	$2.00

Non-GAAP cash cost allocated to Gold	$28.4	$28.8	$77.9	$72.9
Gold payable production (ounces)	53,791	60,366	159,827	136,639
Non-GAAP cash cost per ounce, on a co-product basis	$527	$477	$484	$530

	Three Months Ended
(US$ in millions, except pounds, ounces and per unit amounts)	Sep 30 2015	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014
Copper payable production (000’s lbs)	16,363	20,159	15,405	18,024	16,267
Gold payable production in Cu eq. (000’s lbs) (1)	17,199	17,317	14,082	10,954	15,976
Payable production (000’s lbs)	33,562	37,476	29,487	28,978	32,243

Non-GAAP cash cost allocated to Copper	$27.2	$30.8	$25.2	$34.0	$29.3
Non-GAAP cash cost per pound, on a co-product basis	$1.66	$1.55	$1.64	$1.88	$1.80

Non-GAAP cash cost allocated to Gold	$28.4	$26.4	$23.1	$20.6	$28.8
Gold payable production (ounces)	53,791	59,917	46,119	40,967	60,366
Non-GAAP cash cost per ounce, on a co-product basis	$527	$434	$498	$506	$477
______________________________________________________________________________

(1) For the nine months ended September 30, 2015 gold has been converted from payable ounces to thousands of copper equivalent pounds by using the gold production for the periods presented, using a gold price of $781 and a copper price of $2.57. For the nine months ended September 30, 2014 gold has been converted from payable ounces to thousands of copper equivalent pounds by using the gold production for the periods presented, using a gold price of $842 and a copper price of $3.15. Gold has been converted from payable ounces to thousands of copper equivalent pounds by using the gold production for the periods presented, using a gold price of $764, $795, $806, $829 and $840 per ounce for the three months ended September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014 and September 30, 2014, respectively, (adjusted for the Royal Gold price of $435 per ounce) and a copper price of $2.39, $2.75, $2.64, $3.10 and $3.17 per pound for the three months ended September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014 and September 30, 2014, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except pounds, ounces and per unit amounts)	2015	2014	2015	2014
Average realized sales price for Copper
Copper sales reconciliation ($)
Copper sales, excluding adjustments	$59.6	$52.6	$156.3	$155.2
Final pricing adjustments	(7.1)	1.3	(12.8)	(0.7)
Mark-to-market adjustments	(1.5)	(4.0)	(0.3)	(1.9)
Copper sales, net of adjustments	51.0	49.9	143.2	152.6
Less Refining and treatment costs	7.5	4.2	18.2	12.3
Copper sales	$43.5	$45.7	$125.0	$140.3

Pounds of Copper sold (000's lb)	24,427	16,482	60,413	49,214

Average realized sales price for Copper on a per pound basis
Copper sales excluding adjustments	$2.44	$3.19	$2.59	$3.15
Final pricing adjustments	(0.29)	0.08	$(0.21)	(0.01)
Mark-to-market adjustments	(0.06)	(0.25)	$(0.01)	(0.04)
Average realized Copper sales price per pound sold	$2.09	$3.02	$2.37	$3.10

Average realized sales price for Gold

Gold sales reconciliation ($)
Gold sales related to cash portion of Gold Stream Arrangement	$17.0	$13.0	$38.4	$30.2
Gold sales related to deferred portion of Gold Stream Arrangement	13.1	10.8	29.5	24.9
Gold sales under Gold Stream Arrangement	30.1	23.8	67.9	55.1

TCM share of gold sales to MTM Customers	40.2	35.6	95.4	82.8
Final pricing adjustments	(0.4)	(0.2)	(0.8)	(0.5)
Mark-to-market adjustments	0.1	(4.0)	0.1	(3.3)
Gold sales TCM Share	39.9	31.4	94.7	79.0
Gold sales, net of adjustments	70.0	55.2	162.6	134.1
Less Refining and treatment costs	0.5	0.2	0.8	0.6
Gold sales	69.5	55.0	161.8	133.5

Ounces of gold sold to Royal Gold	39,061	29,965	88,285	69,329
TCM share of ounces of gold sold to MTM customers	36,390	28,009	81,836	64,502
Total ounces of Gold sold	75,451	57,974	170,121	133,831

Average realized sales price for Gold on a per ounce basis
Gold sales related to cash portion of Gold Stream Arrangement	$435	$435	$435	$435
Gold sales related to deferred portion of Gold Stream Arrangement	334	359	334	$359

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Average realized sales price per ounce sold to Royal Gold	$769	$794	$769	$794

TCM share of gold sales to MTM Customers	$1,105	$1,271	1,166	$1,284
Final pricing adjustments	(11)	(7)	(10)	(8)
Mark-to-market adjustments	3	(143)	1	(51)
Average realized sales price per ounce sold for TCM share	$1,097	$1,121	$1,157	$1,225

Average realized sales price per ounce sold	$926	$952	$956	$1,002

	Three Months Ended
(US$ in millions, except pounds, ounces and per unit amounts)	Sep 30 2015	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014
Average realized sales price for Copper

Copper sales reconciliation ($)
Copper sales, excluding adjustments	$59.6	$58.4	$38.3	$46.6	$52.6
Final pricing adjustments	(7.1)	1.6	(7.3)	(2.5)	1.3
Mark-to-market adjustments	(1.5)	(4.3)	5.5	(1.5)	(4.0)
Copper sales, net of adjustments	51.0	55.7	36.5	42.6	49.9
Less Refining and treatment costs	7.5	6.4	4.3	4.4	4.2
Copper sales	$43.5	$49.3	$32.2	$38.2	$45.7

Pounds of Copper sold (000's lb)	24,427	21,195	14,791	15,478	16,482

Average realized sales price for Copper on a per unit basis
Copper sales excluding adjustments	$2.44	$2.76	$2.59	$3.01	$3.19
Final pricing adjustments	(0.29)	0.08	(0.49)	(0.16)	0.08
Mark-to-market adjustments	(0.06)	(0.21)	0.37	(0.10)	(0.25)
Average realized Copper sales price per pound sold	$2.09	$2.63	$2.47	$2.75	$3.02

Average realized sales price for Gold

Gold sales reconciliation ($)
Gold sales related to cash portion of Gold Stream Arrangement	$17.0	$13.1	$8.3	$8.8	$13.0
Gold sales related to deferred portion of Gold Stream Arrangement	13.1	10.0	6.4	6.3	10.8
Gold sales under Gold Stream Arrangement	30.1	23.1	14.7	15.1	23.8
TCM share of gold sales to MTM Customers	40.2	34.0	21.2	24.0	35.6
Final pricing adjustments	(0.4)	(1.1)	0.7	(2.5)	(0.2)
Mark-to-market adjustments	0.1	0.4	(0.4)	2.4	(4.0)
Gold sales TCM Share	39.9	33.3	21.5	23.9	31.4
Gold sales, net of adjustments	70.0	56.4	36.2	39.0	55.2
Less Refining and treatment costs	0.5	0.1	0.2	0.2	0.2
Gold sales	$69.5	$56.3	$36.0	$38.8	$55.0

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Ounces of gold sold to Royal Gold	39,061	30,070	19,154	20,217	29,965
TCM share of ounces of gold sold to MTM customers	36,390	27,850	17,596	18,692	28,009
Total ounces of Gold sold	75,451	57,920	36,750	38,909	57,974

Average realized sales price for Gold on a per ounce basis
Gold sales related to cash portion of Gold Stream Arrangement	$435	$435	$435	$435	$435
Gold sales related to deferred portion of Gold Stream Arrangement	334	334	334	312	359
Average realized sales price per ounce sold to Royal Gold	$769	$769	$769	$747	$794

TCM share of gold sales to MTM Customers	$1,105	$1,221	$1,205	$1,284	$1,271
Final pricing adjustments	(11)	(39)	40	(134)	(7)
Mark-to-market adjustments on current period sales	3	15	(25)	129	(143)
Average realized sales price per ounce sold for TCM share	$1,097	$1,197	$1,220	$1,279	$1,121

Average realized sales price per ounce sold	$926	$975	$985	$1,002	$952

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
For the three and nine months ended September 30, 2015, we had copper sales totaling 24.4 million and 60.4 million pounds, respectively, recorded at an average realized price of $2.09 and $2.37 per pound, respectively, of which approximately 29.9 million pounds are subject to final pricing over the next several months. We estimate that each $0.10 per pound change in the price realized from the September 30, 2015 provisional price recorded would have a net impact on consolidated revenues for the three and nine months ended September 30, 2015 of approximately $2.4 million and $6.1 million, respectively. Additionally, at September 30, 2015, under derivative contracts designed to hedge our copper price risk, we had contracts to sell 4.4 million pounds of copper at an approximate price of $2.40 - $2.45 per pound through November 2015.

For the three and nine months ended September 30, 2015, we had gold sales totaling 75,451 and 170,121 ounces, respectively, at an average realized price of $926 and $956 per ounce, respectively, of which 44,729 ounces are subject to final pricing over the next several months. We estimate that each $25 per ounce change in the price realized from the September 30, 2015 provisional price recorded would have a net impact on our share of the consolidated revenues for the three and nine months ended September 30, 2015 of approximately $0.9 million and $2.0 million, respectively.

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
At September 30, 2015, under derivative contracts designed to hedge gold price risk, we had contracts to purchase 44,520 ounces of gold at $1,094 - $1,202 per ounce and to sell 39,500 ounces at prices $1,050-$1,200 per ounce.
Molybdenum
We enter into certain molybdenum sales contracts to sell future molybdenum production at fixed prices. These fixed prices may be different than the quoted market price at the date of sale. For the three and nine months ended September 30, 2015, we estimate that each $1 per pound change in the price realized for molybdenum sales (using molybdenum pounds sold from our mines), our revenue would change by approximately $0.6 million and $3.7 million, respectively.
The following table sets forth our outstanding molybdenum contracts as of September 30, 2015:

Pounds to be Sold/Purchased
(000's lb)
Provisionally-priced contracts:
Purchases	1,599.7
Fixed-price sales contracts:
Molybdenum committed (1)	171.8
(1) As of September 30, 2015 for our fixed-priced molybdenum sales contracts the average price per pound is $10.55.
For the three and nine months ended September 30, 2015 and 2014, we treated these contracts as normal purchase and normal sales contracts.
In the normal course of operations, we enter into agreements for the purchase of molybdenum to provide product for our Langeloth facility. As of September 30, 2015, we had commitments to purchase approximately 7.8 million pounds of molybdenum sulfide concentrate from 2015 to 2017, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.
Other
In the normal course of operations, we enter into agreements for the purchase of natural gas for use at the Langeloth facility. As of September 30, 2015, we had commitments to purchase approximately 48.8 thousand dekatherms (dt) from October 2015 - September 2016 at prices ranging from $2.99 - $3.38.
In April 2015, we entered into an agreement in which we will purchase approximately 1.1 million gallons of diesel fuel between May 2015 and December 2015 at a price of $1.90 per gallon. As of September 30, 2015, TCM has 0.4 million gallons outstanding under the contract for October through December 2015. Under the contract, we will also purchase approximately 1.6 million gallons during 2016, at a price of $2.00 per gallon.
Foreign Currency Exchange Risk
We transact business in various currencies in the normal course of operations. All of our revenues are denominated in the US dollar; however, we pay certain expenses attributable to its Canadian operations in the Canadian dollar. As a result, we have ongoing foreign exchange translation risk with respect to our Canadian operations. A decrease of 10% in the value of the US dollar relative to the Canadian dollar would have lowered operating income for the nine months ended September 30, 2015 by approximately $22.1 million.
To help mitigate this risk, we enter into foreign currency forward contracts from time to time, in which we have agreed to buy Canadian dollars at an agreed-upon rate. Please refer to Note 5 within Item 8 of this 10-Q for further discussion. We record our currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of September 30, 2015, we had 31 open foreign currency contracts. The following table provides details of TCM's open forward currency contracts as of November 5, 2015:

	Notional Amount	Buy Price	Maturities Through
Forward currency contracts	C$62,000,000	$1USD/C$1.30	November 2015 - May 2016

ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
TCM's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to TCM's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM's disclosure controls and procedures are effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 sets forth information relating to other important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended September 30, 2015.

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
*101
The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders' Equity, and (v) related notes to these financial statements.

_______________________________________________________________________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMPSON CREEK METALS COMPANY INC.
Registrant

November 9, 2015	/s/ JACQUES PERRON
Date	Jacques Perron (President and Chief Executive Officer)

November 9, 2015	/s/ PAMELA L. SAXTON
Date	Pamela L. Saxton (Principal Financial Officer and Principal Accounting Officer)