Form 10-K
period 2015-12-31
Thompson Creek Metals Co Inc.
filed 2016-02-24
CIK 1415020

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, no par value
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
As of February 22, 2016, there were 222,100,475 shares of the registrant's common stock, no par value, outstanding.
As of June 30, 2015, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common equity held by non-affiliates was approximately $181 million, based on the closing price of the registrant's common stock on such date as reported on the New York Stock Exchange. For purposes of this calculation, shares of common stock held by executive officers, directors and holders of greater than 10% of the registrant's outstanding common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2016 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2015.

Thompson Creek Metals Company Inc.

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Statement Regarding Forward-Looking Information
Certain statements in this report (including information incorporated by reference) are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and applicable Canadian securities legislation, and are intended to be covered by the safe harbors provided by these regulations. All statements other than statements of historical fact set forth or incorporated herein by reference are forward-looking statements. These forward-looking statements may, in some cases, be identified by the use of terms such as "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Our forward-looking statements may include, without limitation, statements with respect to:

•	future financial or operating performance of the Company (as defined herein) or its subsidiaries and its projects;

•	future liquidity;

•	access to existing or future financing arrangements and ability to refinance or reduce debt on favorable terms or at all;

•	future inventory, production, sales, payments from customers, cash costs, capital expenditures and exploration expenditures;

•	future earnings and operating results;

•	expected mining and concentrate grades and recoveries;

•	estimates of mineral reserves and resources, including estimated mine life and annual production;

•	expectations regarding the optimization of Mount Milligan Mine and construction of a permanent secondary crusher, including the effects of secondary crushing;

•	future concentrate shipment dates and shipment sizes;

•	future operating plans and goals, including expected financial and operating results of the molybdenum business;

•	expected impact of an internal corporate restructuring on utilization of tax attributes;

•	expected costs, including any severance costs;

•	personnel decisions, including reductions in work force;

•	future copper, gold, and molybdenum prices; and

•	future foreign exchange rates.
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

PART I
In this report, references to “we,” “our” and “us” mean Thompson Creek Metals Company Inc. together with our subsidiaries, unless the context otherwise requires. All dollar amounts in this report are expressed in United States dollars (“$”) in millions, unless otherwise indicated. Canadian currency is denoted as “C$.” Financial information is presented in accordance with accounting principles generally accepted in the United States (“US GAAP”). References to “Notes” refer to the Notes to Consolidated Financial Statements included in Item 8 herein.

ITEMS 1. AND 2.   BUSINESS AND PROPERTIES
OUR BUSINESS
VISION AND STRATEGY
We are a North American mining company engaged in the full mining cycle, which includes acquisition, exploration, development and operation of mineral properties. In the past several years, we have evolved from being a major primary molybdenum producer to becoming a copper and gold mining company with the construction and development of our principal operating asset, our open-pit copper-gold mine and concentrator in British Columbia, Canada (“Mount Milligan Mine”). Mount Milligan Mine commenced commercial production in February 2014 and achieved design capacity at year-end 2015. At December 31, 2015, the combined proven and probable estimated mineral reserves for Mount Milligan Mine totaled 2.2 billion pounds of contained copper and 5.7 million ounces of contained gold (506.4 million tonnes at 0.196% copper and 0.349 grams per tonne gold).
In 2015, we shifted the core focus of our business to copper and gold while at the same time developing a strategy to maintain the optionality of our molybdenum business. This shift in core focus was primarily the result of expected ongoing weakness in the molybdenum market due to an overall weak global economy for molybdenum products. During 2015, we sold inventory produced at our molybdenum mines in 2014 and continued to operate our metallurgical facility in Pennsylvania, USA (the “Langeloth Facility”), roasting third-party molybdenum concentrate and other metals. In 2016, we expect to generate sufficient revenue from the Langeloth Facility to substantially cover care and maintenance costs of our molybdenum mines. Please see "Molybdenum Mines" below.
Our current business strategy is to:

•	conduct our operations safely and in an environmentally responsible manner;

•	optimize operations at Mount Milligan Mine and maximize the value of the asset;

•	execute a plan to address our outstanding debt and strengthen the balance sheet;

•	maintain the optionality of our molybdenum business; and

•	improve our competitive position in the industry.
In the medium term, we intend to seek opportunities to enhance our diverse production profile through accretive acquisitions and/or investments.

COPPER AND GOLD BUSINESS
In August 2013, the start-up of operations began at the Mount Milligan Mine with the first feed to the concentrator, and in September 2013, the first copper-gold concentrate was produced. Mount Milligan Mine reached commercial production as of February 18, 2014, defined as operation of the mill at 60% of design capacity mill throughput for 30 days. At year-end 2015, we achieved and on occasion exceeded design mill throughput of 60,000 tonnes per day ("tpd"). In 2015, we utilized a temporary secondary crushing facility to help us achieve design throughput. As previously disclosed, we have determined that a permanent secondary crushing circuit will provide more reliable throughput levels for the long-term at lower cost than what we can achieve with the temporary secondary crushing circuit. We have made the decision to move forward with the construction of the permanent secondary crushing circuit which we expect will enable us to consistently achieve average daily throughput of approximately 62,500 tpd. The permanent secondary crushing circuit is expected to be completed in the fourth quarter of 2016. In the fourth quarter of 2015 we made the decision to order the long-lead items for the permanent crusher and take additional steps in preparation for construction, and in February 2016 we made the decision to commence construction. The total capital cost estimate for the project is approximately $60 - $65 million, inclusive of approximately $15.0 million incurred in 2015 for engineering and concrete work and long lead items. Of the amount incurred in 2015, approximately $6.2 million was accrued as of December 31, 2015. See Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
MOLYBDENUM BUSINESS
Until the Mount Milligan Mine became operational in the fall of 2013, our business was primarily focused on the extraction, processing, roasting, and sale of molybdenum. Through the end of 2014, we operated an open-pit molybdenum mine and concentrator in Idaho, USA (“TC Mine”), and an open-pit molybdenum mine, and concentrator in British Columbia, Canada, in which we own a 75% joint venture interest (“Endako Mine”). TC Mine was placed on care and maintenance in December 2014 after the mining and processing of ore from Phase 7 was completed. Effective December 31, 2014, operations at Endako Mine were temporarily suspended due to ongoing weakness in the molybdenum price, and, effective July 1, 2015, Endako Mine was placed on care and maintenance. For more information regarding severance and other costs relating to care and maintenance of TC Mine and Endako Mine, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
In 2015, we transformed our business strategy for molybdenum to maximize the location and efficiency of our Langeloth Facility. We provide tolling services for customers by converting molybdenum concentrates to molybdenum oxide powder and briquettes and ferromolybdenum products. Additionally, we purchase molybdenum concentrates to convert to upgraded products which are then sold in the metallurgical and chemical markets. Langeloth is one of the largest molybdenum conversion plants in the world, with 36 million pounds of annual roasting capacity and the ability to produce 9.5 million pounds of ferromolybdenum (one of only two such plants in the United States and one of only three in North America), as well as 3 million pounds of pure moly oxide and 6,000 pounds of rhenium. Langeloth’s quality is recognized throughout the world, especially in the United States. Over the past three years, Langeloth has sold molybdenum products to Brazil, European Union, Russia, Korea, Japan, India and China in addition to North America. Langeloth’s wide ranging  customer base is a testament to its quality and reputation. We believe Langeloth is well positioned to offer North-American and other customers a number of competitive advantages relative to other large conversion plants operating in South America.
As of January 2016, we operate a commercial molybdenum beneficiation circuit at TC Mine to treat molybdenum concentrates to supplement the concentrate feed we source directly for the Langeloth Facility. This follows a series of test runs in 2015 with a variety of different concentrates, as a result of which we concluded that we could profitably process high copper molybdenum concentrate through a beneficiation process at TC Mine, which is then transported to Langeloth for processing.
GENERAL
We were organized in 2000 as a corporation under the laws of Ontario, Canada, and were continued as a corporation under the laws of British Columbia, Canada in 2008. We are a corporation governed by the Business Corporations Act (British Columbia). In October 2006, we acquired Thompson Creek Metals Company USA, then a privately-held company incorporated and headquartered in the United States, and in so doing acquired TC Mine, Endako Mine and the Langeloth Facility. In October 2010, we acquired Terrane Metals Corp. (“Terrane”) and in so doing acquired the Mount Milligan development project, which is now Mount Milligan Mine. Through the Terrane acquisition we also acquired a copper, molybdenum and silver exploration property located in British Columbia, Canada (the “Berg Property”). Our corporate headquarters are in Littleton, Colorado, USA.

The following map sets forth the locations of our mines, metallurgical facility, exploration properties and corporate office:

Mount Milligan Mine
Berg Property
Endako Mine
Prince George Office
Thompson Creek Mine
Corporate Office
Langeloth Metallurgical Facility
CANADA
USA
Operations
Development Property
Corporate Offices

See the Notes to the Consolidated Financial Statements, "Financial Statements and Supplementary Data" of this report, for financial information about our operating segments and by geographic area.
PRODUCTS
Our principal products in 2015 were copper and gold. In 2015, we produced 75.2 million pounds of copper in concentrate, containing 71.4 million pounds of payable copper, and 225,992 ounces of gold in concentrate, containing 218,081 ounces of payable gold. In 2015, 2014 and 2013 approximately 33%, 22% and 2%, respectively, of our product sales were attributable to copper, and approximately 45%, 22% and 1%, respectively, of our product sales were attributable to gold.
We sold 12.1 million pounds of mined (primarily from 2014 inventory) and purchased molybdenum in 2015. In 2014, 2013 and 2012, approximately 22%, 56% and 97% of our product sales were attributable to molybdenum.
The table below sets forth certain operating and production data for each of the periods indicated:

	2015	2014	2013	2012	2011
Copper
Payable production (000's lb)	71,400	64,569	10,362	—	—
Cash cost ($/payable lb produced) - By-Product (1)	$0.55	$1.15	$7.76	$—	$—
Cash cost ($/payable lb produced) - Co-Product (1)	$1.55	$1.97	$5.40	$—	$—

Gold
Payable production (troy oz)	218,081	177,606	19,879	—	—
Cash cost ($/payable troy oz produced) - Co-Product (1)	$478	$525	$1,468	$—	$—

Molybdenum - Produced
TC Mine
Production (000's lb)	—	17,371	20,889	16,238	21,368
Cash cost ($/lb produced)	$—	$4.44	$4.57	$8.06	$6.66
Endako Mine (75%)
Production (000's lb)	—	8,885	9,056	6,191	6,977
Cash cost ($/lb produced)	$—	$11.72	$10.93	$15.42	$11.86

Total molybdenum production (2)	—	26,256	29,945	22,429	28,345
Total average cash cost ($/lb produced)	$—	$6.91	$6.49	$10.09	$7.94

Molybdenum - Processed
Langeloth Facility
Molybdenum Sold from Purchased Product (000's lb)	8,164	8,061	5,054	10,542	8,245
Toll Roasted and Upgraded Molybdenum Processed (000's lb)	17,183	726	3,782	6,296	7,071
Roasted Metal Products Processed (000's lb)	7,532	9,938	17,784	12,153	17,090
_______________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)
Mined production pounds reflected are molybdenum oxide and high performance molybdenum disulfide ("HPM") from our share of production from our mines but excludes molybdenum processed from purchased products.

Our financial results can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. World market prices for our products have fluctuated historically and are affected by numerous factors beyond our control. The average, high and low daily market prices in US dollars for copper, gold and molybdenum for the past five years are shown in the table below:

	Copper (1)			Gold (2)			Molybdenum (3)
	Average	High	Low	Average	High	Low	Average	High	Low
2015	$2.49	$2.92	$2.05	$1,160	$1,298	$1,049	$6.63	$9.40	$4.30
2014	$3.11	$3.37	$2.86	$1,266	$1,385	$1,142	$11.38	$15.20	$8.70
2013	$3.32	$3.75	$3.01	$1,411	$1,671	$1,195	$10.30	$12.00	$9.08
2012	$3.61	$3.96	$3.30	$1,669	$1,792	$1,540	$12.74	$14.78	$10.90
2011	$4.00	$4.62	$3.05	$1,572	$1,895	$1,319	$15.49	$18.00	$12.60
______________________________________________________________________________
(1) London Metal Exchange ('LME') spot copper price per pound.
(2) London daily average fixed price per ounce for gold on the London Bullion Market.
(3) Platts Metals Week published price per pound for molybdenum oxide.
On February 22, 2016, the spot price for copper was $2.13 per pound and the closing price for gold was $1,211 per ounce. On February 22, 2016, the average molybdenum price quoted in Platts Metals Week was $5.30 per pound.
Copper and Gold
Concentrate Sales
We produce copper and gold in a saleable concentrate at our Mount Milligan Mine and sell the concentrate to third parties, including smelters and traders, which we refer to as “MTM Customers.” We are currently party to four multi-year concentrate sales agreements. Pursuant to these agreements, we have agreed to sell an aggregate of approximately 120,000 tonnes in 2016, 60,000 tonnes in 2017 and 40,000 tonnes in 2018.
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
The commitments under our current multi-year concentrate sales agreements cover approximately 90% of our expected concentrate production in 2016 and are also less than the total expected production in 2017 and beyond. We intend to either extend our current multi-year agreements as the terms expire, or we may enter into additional multi-year sales agreements. To the extent that production is expected to exceed the volume committed under these agreements, we will sell the additional volume under short-term contracts or on a spot basis.

Arrangement with Royal Gold
Pursuant to an agreement dated October 2010 and last amended in December 2014, with a subsidiary of Royal Gold, Inc. (“Royal Gold”) (referred to as the “Gold Stream Arrangement”), we agreed to sell to Royal Gold 52.25% of the refined gold production from Mount Milligan Mine for a total upfront payment of $781.5 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. We used the funds we received from Royal Gold in our purchase of Terrane and in the construction of the Mount Milligan Mine. To satisfy our obligations under the Gold Stream Arrangement, after we sell copper and gold concentrate from Mount Milligan Mine to MTM Customers, we purchase gold ounces in the market for delivery to Royal Gold in an amount based on a portion of the gold ounces in the copper and gold concentrate sold to MTM Customers, as determined in accordance with the terms of the Gold Stream Arrangement. For more information about the Gold Stream Arrangement, please see Note 10.

Markets
Copper is a malleable and ductile element that is an excellent conductor of heat and electricity as well as being corrosion-resistant and antimicrobial. Refined copper is incorporated into wire and cable products for use in the construction, electric utility, communications and transportation industries. Copper is also used in industrial equipment and machinery, consumer products and a variety of other electrical and electronic applications and is also used to make brass. Copper substitutes include aluminum, plastics, stainless steel and fiber optics. Refined, or cathode, copper is also an internationally traded commodity. A combination of current mine production and recycled scrap material make up the annual copper supply. Copper is an internationally traded commodity, and its prices are determined by the major metals exchanges: the LME, the Shanghai Futures Exchange and the COMEX division of the New York Mercantile Exchange. Prices on these exchanges generally reflect the worldwide balance of copper supply and demand and can be volatile and cyclical. In general, demand for copper reflects the rate of underlying world economic growth, particularly in industrial production and construction.
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
Molybdenum
Our principal molybdenum products are molybdic oxide (also known as roasted molybdenum concentrate) and ferromolybdenum. Other products we produce include high soluble technical oxide, pure molybdenum trioxide and high purity molybdenum disulfide. Prior to December 31, 2014, we sourced molybdenum from our two primary mines, TC Mine and Endako Mine, and from third-party producers. As of January 1, 2015, our principal source for molybdenum concentrate was sourced from by-product production from copper mines in North and South America. In addition to toll converting such concentrate for third party suppliers, we also purchase this concentrate to upgrade and sell to other customers.
Markets
Molybdenum is an industrial metal principally used for metallurgical applications as a ferro-alloy in steels where high strength, temperature-resistant or corrosion-resistant properties are sought. The addition of molybdenum enhances the strength, toughness and wear and corrosion-resistance in steels when added as an alloy. Molybdenum is used in major industries including chemical and petro-chemical processing, oil and gas for drilling and pipelines, power generation, automotive and aerospace. Molybdenum is also widely used in non-metallurgical applications such as petroleum refining catalysts, lubricants, flame-retardants in plastics, water treatment and as a pigment. A combination of current mine production and recycled scrap material make up the annual molybdenum supply. Molybdenum is mined from both primary mines, ones that contain only molybdenum as an economic mineral, and as a by-product from certain copper mines.
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
SOURCES AND AVAILABILITY OF RAW MATERIALS
Our mining operations require significant energy, principally electricity, diesel and natural gas. Most of our energy is obtained from third parties under long-term contracts. Our mining operations also require significant quantities of water for mining, ore processing and related support facilities. Although we believe we have sufficient energy sources and water rights to conduct our mining operations, the loss of electricity or water rights for any of our mines, in whole or in part, or shortages of such resources, could require us to curtail or shut down mining operations. For a further discussion of risks associated with the availability of water, refer to Item 1A. “Risk Factors.”

COMPETITION
The mining industry is intensely competitive. Our competitive position is based on the quality and grade of our mineral reserves, our operating results, our ability to manage our costs compared to other producers throughout the world, our ability to maintain our financial integrity through the lows of the metal price cycles, our ability to attract and retain skilled employees, and our ability to manage our customer relationships. Our costs are governed to a large extent by the location, grade and nature of our estimated mineral reserves, our input costs, including energy, labor, and equipment, and our operating and management skills. The metals markets are cyclical, and our ability to maintain our competitive position over the long term is based on our ability to manage our costs and our debt levels, given the cyclical markets, acquire and develop quality deposits, and hire and retain a skilled workforce. Our substantial indebtedness will limit our ability to significantly grow our business in the near term.
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
EMPLOYEES
As of December 31, 2015, we employed approximately 700 people (approximately 475 in Canada and 225 in the United States).
Approximately 66% of employees at the Langeloth Facility are members of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America union through its Local 1311. Collective bargaining has commenced with the union at the Langeloth Facility for a new collective agreement to replace the current labor agreement which is set to expire on March 11, 2016. Approximately 18% of Endako Mine’s employees are members of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union through its Local 1-424. In January 2014, a collective agreement was reached with the union at Endako Mine for the period from April 1, 2013 to March 31, 2015. The collective agreement automatically renewed and will continue under existing terms, unless either party gives 90 days' written notice prior to the expiration of the then-current term requiring the other party to commence collective bargaining for a renewal agreement. We believe that our relations with all of our employees are good.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS
Environment
Our mining and exploration activities are subject to extensive federal, provincial, state and local laws, regulations and permits governing protection of the environment. Among other requirements, our Canadian operations must comply with authorizations issued under the Mines Act and the Environmental Management Act. We also implement Fish Habitat Compensation Plans at Mount Milligan Mine under the Fisheries Act and the Metal Mining Effluent Regulations. In the United States, TC Mine has permits issued under the federal Clean Water Act and Clean Air Act. Our tailings storage facility at TC Mine is governed by an Idaho statute and dam safety permit administered by the Idaho Department of Water Resources. Our primary permits at the Langeloth Metallurgical Facility are issued under the federal Clean Water Act and Clean Air Act, both of which are implemented in Pennsylvania by the state Department of Environmental Protection.
Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are in compliance with applicable environmental laws and regulations in all material respects. Regular monitoring and compliance with periodic reporting requirements are integral components of all our environmental permits and authorizations. In Canada, we also conduct Environmental Effects Monitoring, which is a cyclical receiving-environment monitoring program to assess the potential effects of effluent on fish populations, benthic invertebrates and periphyton.
The costs associated with implementation and compliance with environmental requirements are substantial. Possible future legislation, regulations, policies or guidance could cause additional operating expense, capital expenditures, restrictions and delays in the development and continued operation of our properties, the extent of which cannot be predicted with certainty. In the context of environmental permitting, including approval of reclamation plans and compliance with long-term, post-reclamation obligations, we are required to comply with known standards and regulations, which may entail significant costs. For further discussion of risks associated with environmental matters, refer to Item 1A. “Risk Factors.”

Estimated future reclamation costs are based primarily on legal and regulatory requirements. As of December 31, 2015, we have provided financial assurance for reclamation costs of approximately $42.3 million at TC Mine, $11.1 million at Endako Mine (of which our 75% share is approximately $8.3 million) and $21.7 million for Mount Milligan Mine. Environmental laws and regulations generally have become more stringent and restrictive during the life of our operations. Our reclamation obligations and the related financial assurances we are required to provide will likely increase over time. We will continue to maintain the required reclamation security at both molybdenum mines during the care and maintenance period. Similarly, we will conduct all environmental monitoring and reporting required by all permits and by regulation during this time.
Health and Safety; Corporate Responsibility
We are committed to ensuring the health and safety of our employees and operating in a sustainable, socially responsible manner. We have updated and adopted a Safety, Health and Environmental Commitment Policy under which we have, among other things, implemented systems to provide ongoing safety training, promote a proactive safety culture among our employees, and encourage open communication to improve operating practices affecting health and safety. To help us achieve one of our most important goals and in an effort to be a “Leader in Safety” among our peers, we have launched a Company-wide Safety and Leadership Initiative, which combines behavior-based safety systems with the development of a safety-centric culture and safety leadership training. The initiative was first implemented at TC Mine in 2012 and resulted in improved safety performance. In 2015, we rolled out the initiative at our remaining sites, including the corporate office. The results have shown a dramatic improvement in safety performance with our Company wide All Incident Reportable Rate improving from 2.48 during 2013 to 0.67 during 2015. The Mount Milligan Mine continues to implement an Environmental, Health and Safety Management System that is intended to comply with ISO 14001:2004 and OHSAS 18001.
In addition, we have adopted a Corporate Responsibility Policy that reflects our commitment to conducting business in a manner that, among other things, maximizes positive impacts within the workplace for our employees and within the communities in which we work and live. We have developed plans and programs to promote sustainability in our business and are committed to building long-term relationships with the communities in which we operate. At Mount Milligan Mine, a Community Sustainability Committee, which consists of representatives from the Company, local communities and First Nations, has met quarterly since 2008.
Our annual Corporate Responsibility Report for 2015 will be published and available in May 2016. When available, it may be accessed on the “Responsibility” page of our website at www.thompsoncreekmetals.com. The Safety, Health and Environment Committee of the Board of Directors is responsible for overseeing the development and implementation of the Safety, Health and Environmental, Commitment Policy, the Corporate Responsibility Policy and other related policies. The Committee also reviews the performance of the Company with respect to environmental, health and safety matters. Information regarding our performance is made publically available in our Corporate Responsibility Report.

OUR MINES
MOUNT MILLIGAN MINE (COPPER AND GOLD)
General
Mount Milligan Mine is a conventional truck-shovel open-pit copper and gold mine and concentrator with a 60,000 tpd design capacity copper flotation processing plant. We have made the decision to move forward with the construction of the permanent secondary crushing circuit which we expect will enable us to consistently achieve average daily throughput of approximately 62,500 tpd. The permanent secondary crushing circuit is expected to be completed in the fourth quarter of 2016. Mount Milligan Mine has an estimated life of approximately 22 years (based on spot metal prices of $2.95 per pound copper and $1,250 per ounce gold) and estimated average annual production of 84 million pounds of copper and 185,000 ounces of gold in 159,000 tonnes of concentrate, over the life of the mine. As of the date of this Form 10-K, Mount Milligan Mine is our only material mineral property. On January 21, 2015, we filed an updated National Instrument 43-101 ("NI 43-101") technical report for Mount Milligan Mine. Please see "Mineral Reserves" below for more information, including a discussion of certain factors taken into consideration in determining the economic viability of the mine.
In October 2010, we acquired the Mount Milligan development project as part of our acquisition of Terrane, and began construction shortly thereafter. On August 15, 2013, the start-up of the mine operation began with the first feed to the concentrator, and in September 2013, the first copper-gold concentrate was produced at the mine. Mount Milligan Mine reached commercial production as of February 18, 2014, defined as operation of the mill at 60% of design capacity mill throughput for 30 days. At year-end 2015, we achieved and on occasion exceeded design mill throughput of 60,000 tpd.
Mount Milligan Mine is located within the Omenica Mining Division in North Central British Columbia, Canada, approximately 153 kilometers northwest of Prince George, 80 kilometers north of Fort St. James and 97 kilometers west of Mackenzie. Mount Milligan Mine is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle from the east via Mackenzie on the Finlay Philip Forest Service Road and the North Philip Forest Service Road, and from the west via Fort St. James on the North Road and Rainbow Forest Service Road. Road travel to the Mount Milligan property site is 776 kilometers from Prince Rupert and 254 kilometers from Prince George. The communities of Mackenzie and Fort St. James are within daily commuting distance of the Mount Milligan site, and both of these communities are serviced by rail. The infrastructure at Mount Milligan Mine includes a concentrator, a tailings storage facility and reclaim water ponds, an administrative building and change house, a truck shop/warehouse, a permanent operations residence, a first aid station, an emergency vehicle storage, a laboratory and sewage and water treatment facilities. The power supply is provided by B.C. Hydro via a 92-kilometer power line. We transport concentrate from the mine site to Mackenzie via truck, and from there by railway to the port of Vancouver for shipment to MTM Customers.

Mount Milligan Mine includes 107 claims and one mining lease with a combined area of 49,726 hectares. The single mining lease that was issued to Terrane on September 9, 2009, expires on September 9, 2029, and requires a lease payment of approximately $102,000, due annually on September 9. Mineral claims are subject to exploration expenditure obligations, or we may choose to pay annual fees to the Province in lieu of exploration expenditures. All mineral claims are in good standing with expiry dates of March 2017 and March 2018. We expect to renew such mineral claims in the ordinary course.
A 2% net smelter return royalty, commencing in the third year of commercial production, is payable to a previous owner of the property. The royalty holder, H.R.S. Resources Corp. (successor in interest to Richard Haslinger), had the right to receive annual advances of C$20,000, first payable on or before December 31, 1994, and on each anniversary after the first advance until the commencement of commercial production. We have a right of first refusal on any proposed disposition of the net smelter return royalty by H.R.S. Resources Corp.
We have also agreed to make certain payments to the McLeod Lake Indian Band over the life of the mine. We do not consider the amounts of these payments to be material to our business. The terms of the Socio-Economic Agreement under which we make these payments are confidential.
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
In 2015, a 1,786 meter core drilling program was completed to follow-up coincident soil geochemical, IP, and magnetic anomalies targeted from previous exploration work northwest of the main WBX deposit. A total of five holes were drilled. In 2016, a 2,500 meter, six hole continuation drill program is being planned.

THOMPSON CREEK MINE (Molybdenum)
General
TC Mine is an open-pit molybdenum mine and concentrator located approximately 48 kilometers southwest of the town of Challis, Idaho, USA.
The TC Mine land holdings comprise of 1,589 patented and unpatented lode, mill site and placer claims along with fee owned property totaling approximately 9,955 hectares. All current resources are located on patented mineral claims and are not expected to be subject to any US federal government royalties that could be enacted in the future. Approximately 50% of the mineral claims are located within the boundaries of the Salmon-Challis National Forest, with the remaining 50% located within the perimeter of land managed by the United States Bureau of Land Management. Annual assessment fees, totaling $170,035 were made to the United States Bureau of Land Management in 2015 to maintain 1,097 unpatented mining claims at TC Mine through August 2016. We also paid state and county property taxes of $781,268 in 2015.
Due to declines in molybdenum prices and projected operating costs at TC Mine, in October 2012, we suspended waste stripping activity associated with Phase 8. Since that time, the molybdenum market has continued to weaken and, as a result, we put TC Mine on care and maintenance in December 2014 when the mining and processing of Phase 7 ore was completed. During the first seven months of 2015, we conducted limited stripping of waste at the mine for the next phase of mining; however, due to the continued weakness in the molybdenum market, we stopped the stripping project in early August 2015.
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
Exploration
There were no exploration activities performed on-site or off-site in 2015 or 2014. We voluntarily forfeited our claims related to Long Canyon and Little Fall Creek in 2015. 2013 exploration activities around and peripheral to the TC Mine infrastructure consisted of surface mapping and rock sampling. During 2013, a drilling permit was approved by the United States Forest Service for exploration drilling of targets identified within the Bruno Creek drainage east of the current mine infrastructure.
We do not anticipate any on-site or off-site exploration activities in the TC Mine area in 2016.
ENDAKO MINE (Molybdenum)
General

Endako Mine is an open-pit molybdenum mine, concentrator and roaster located approximately 161 kilometers west of Prince George, British Columbia, Canada.

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
The property currently comprises a contiguous group of 59 mineral tenures containing 33 claims and 26 leases, covering approximately 12,797 hectares. In addition, the Endako Mine Joint Venture holds surface rights to a portion of the mine site area. The mineral leases are subject to annual fees, and the mineral claims are subject to exploration expenditure obligations. We may choose to pay annual fees to the Province in lieu of exploration expenditures. All mineral claims are in good standing, and expiry dates range from October 2016 to February 2024. We expect to renew such mineral claims in the ordinary course.
Endako Mine deposit is divided into four named areas: Northwest, Denak West, Denak East and Endako. Mining is in progress or has occurred in the Endako and both Denak areas. The Northwest zone is yet to be put in operation. There are no royalties, back-in rights, encumbrances on title or other agreements, other than the agreement governing the Endako Mine Joint Venture. The infrastructure at Endako Mine includes a 55,000 ton per day concentrator, a 35,000 to 40,000 pound per day roaster (and an additional non-operating roaster), tailings and reclaim water ponds, a crushing plant, waste rock dumps, an administrative building, a truck shop/warehouse, a change house, a first aid station, a laboratory, a garage and other shops. The power supply of the site is provided by a 9 kilometer, 69 kV power line owned by B.C. Hydro from a nearby substation. Water for the milling process is re-circulated from the tailings facility while make-up water is pumped from François Lake, located nearby.
In mid-December 2014, we announced that Sojitz had agreed with us to place Endako Mine on temporary suspension effective December 31, 2014, due to continued weakness in the molybdenum market. In connection with the temporary suspension, approximately 50% of salaried employees at Endako Mine were terminated by December 31, 2014, and the employment of the hourly employees was temporarily suspended after the required 60-day notice period through to the placement of Endako on care and maintenance effective July 1, 2015. As of December 31, 2015, approximately 11 employees remain at Endako Mine for care and maintenance activities.
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

Molybdenite is the primary metallic mineral on the Endako Mine property. Minor pyrite, magnetite and chalcopyrite and traces of sphalerite, bornite, specularite and scheelite are also present. Single occurrences of beryl and bismuthinite have been reported. Molybdenite occurs in two types of veins. Large veins (up to 1.2 meters wide) contain laminae and fine disseminations of molybdenite. The second vein type occurs as stockworks adjacent to the major veins in the form of fine fracture-fillings and veinlets of quartz-molybdenite. Pyrite is most abundant along the southern margin of the zone of molybdenum mineralization.
Exploration
No exploration activities were completed in 2015. Pit designs for the newest operational area, the Denak West Extension are ready, however, the mine went into care and maintenance prior to breaking new ground, (June 1, 2015). A new one unit claim will require a minor soil sampling program in 2016 to maintain title.
Endako Mine Joint Venture
The Endako Mine Joint Venture was formed on June 12, 1997 pursuant to the terms of the Exploration, Development and Mine Operating Agreement between TCML and Sojitz (the “Endako Mine Joint Venture Agreement”). We were appointed manager of the Endako Mine Joint Venture with overall management responsibility for operations. As manager, we prepare annual budgets and production plans and submit them to Sojitz for approval. In the event Sojitz rejects any or all of a proposed budget or production plan, the parties are required to work to develop a mutually acceptable budget and production plan. As manager, we manage, direct and control Endako Mine, provided that each of the following actions requires the approval of both us and Sojitz: (i) disposition of all or a substantial portion of the Endako Mine assets; (ii) contracts with affiliates over $500,000 or sales of product to our affiliates or affiliates of Sojitz; (iii) compensation for management of the business; (iv) modification of the Endako Mine Joint Venture Agreement; (v) any change in business purpose; (vi) any modifications or replacements to the production plan for Endako Mine; (vii) investment in other companies; (viii) any borrowing by the joint venture or loan to any third party or any guarantee; (ix) changes in the manager, other than by reasons of default; and (x) except in the case of emergency or unexpected expenditures, a discretionary capital expenditure in excess of $1.0 million. Our and Sojitz’s participating interests in the joint venture are currently 75% and 25%, respectively; those interests may be recalculated under certain circumstances set forth in the Endako Mine Joint Venture Agreement.
OTHER OPERATING PROPERTIES
Langeloth Metallurgical Facility
Our wholly-owned Langeloth Facility is located in Langeloth, Pennsylvania, approximately 40 kilometers west of Pittsburgh, on land we own in fee simple. The facility receives molybdenum concentrate from third party producers that is either purchased for processing and re-sale or that is toll converted to finished products for third parties. The facility produces and sells ammonium perrhenate and rhenium metal pellets as well as sulfuric acid all recovered as by-products of processing the molybdenum disulfide. In addition, the Langeloth Facility calcines other metal containing materials from various third-party operations.
Four multiple-hearth furnaces are used for the conversion (roasting) of molybdenum concentrate into technical grade molybdenum oxide. These four roasters have the annual capacity to process 36 million pounds of molybdenum contained in concentrates. The molybdenum oxide can be sold as a finished product to customers or can be upgraded at the facility to molybdenum oxide briquettes, pure molybdenum trioxide powder or various sizes of ferromolybdenum products. Two furnaces are used to calcine non-hazardous metal containing materials that contain metals other than molybdenum.
The plant has been and continues to be upgraded by an ongoing capital improvement program. Further, an acid plant shutdown occurs approximately every three years to refurbish acid plant process equipment. A five-week shutdown occurred in the third quarter of 2015.
EXPLORATION PROPERTIES
Berg Property
In October 2010, we acquired the Berg property as part of the Terrane acquisition. The Berg property is a copper, molybdenum and silver exploration property that is located in the Omineca Mining Division within the Tahtsa Ranges of west-central British Columbia, Canada approximately 84 kilometers southwest of Houston and 23 kilometers northwest of the Huckleberry Mine. The Berg property comprises 115 mineral claims and one mining lease centered at 53° 48’ North Latitude and 127° 26’ West Longitude for a total of approximately 45,949 acres.

The Berg property is 100% owned by us with a 1% net smelter return royalty held by Royal Gold on eight of the mineral claims and one mining lease, including those which host the deposit on the Berg property. All mineral claims and the mining lease are in good standing and good to dates ranging from August 2016 to November 2021. Mineral claims are subject to exploration expenditure obligations, or we may choose to pay annual fees to the province in lieu of exploration expenditures. We expect to renew such mineral claims and mining lease in the ordinary course.

Drilling on the property was initiated by Kennecott in 1965, and this led to the delineation of two main mineralized zones. In 1972, exploration and development of the Berg property were taken over by another owner under agreement with Kennecott, and by 1980, a total of 119 diamond drill holes for 20,128 meters had been completed on the Berg property. In 2007 and 2008, Terrane carried out diamond drill programs totaling 22,948 meters in 60 holes designed to confirm the results of previous work and define the resource with infill and step-out drilling, particularly below the historic resource, and provide fresh material for metallurgical test work. In 2011, we commissioned additional exploration and drilling delineation to support an advanced scoping study. The 2011 drilling program included 10,678 meters of drilling (35,024 feet). In 2014 and 2015, helicopter-supported surface mapping and sampling programs were performed over the Berg property and the environmental baseline monitoring programs were maintained. The 2015 program collected and reported on 92 rock, 46 stream silt and 1,763 soil samples. A 2016 program, including soil sampling, is planned to further sample previously identified anomalies and locate drill targets for 2017.
Maze Lake Property
In 2015, we terminated the Mineral Exploration Agreements with respect to the Maze Lake prospect. As of December 31, 2015, we have no further commitments or obligations with regard to the Maze Lake prospect.
IKE Project
In the third quarter of 2015, we funded C$3.0 million for exploration work conducted by Amarc Resources Ltd. (“Amarc”) in the IKE copper-molybdenum-silver porphyry deposit in south-central British Columbia (“IKE” or the “IKE Project”). As of the date of this report, we are finalizing an agreement with Amarc pursuant to which we would have the option to acquire, through a staged investment process, a 30% ownership interest in the IKE Project. After acquiring a 30% interest, we have an option to acquire an additional 20% interest in the IKE, subject to certain conditions, including the completion of a feasibility study. The C$3.0 million funded in 2015 counts towards the 30% ownership earn-in.
MINERAL RESERVES
Our proven and probable mineral reserves have been estimated in accordance with the definitions of such terms adopted by the Canadian Institute of Mining, Metallurgy and Petroleum, ("CIM") and incorporated in NI 43-101 by Canadian securities regulatory authorities. A technical report has been filed regarding the disclosure of mineral reserves for our material property, Mount Milligan Mine, as required by NI 43-101. The proven and probable estimated mineral reserves are those tonnages contained within economically optimized pits, configured using current and predicted mining and processing methods and related operating costs and performance parameters. Mineral reserve estimates reflect our reasonable expectation that all necessary permits and approvals will be obtained and maintained. We believe that our proven and probable estimated mineral reserves are equivalent to proven and probable reserves as defined by the Securities and Exchange Commission's (the "SEC") Industry Guide 7. See the Glossary of Terms below for an explanation of mining terms used in this report.
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

Mount Milligan Mineral Reserves
The following tables set forth the estimated copper and gold mineral reserves for Mount Milligan as of December 31, 2015:
Proven and Probable Copper and Gold Estimated Mineral Reserves at December 31, 2015(1)

Property	Category	Tonnes	Copper Grade	Contained Copper	Gold Grade	Contained Gold
		(millions)	(%Cu)	(millions of lbs)	(gram per tonne)	(millions of oz)
Mount Milligan	Proven—Mine	271.9	0.198	1,185	0.416	3.64
	Proven—Stockpile	3.0	0.166	11	0.500	0.05
	Probable—Mine	231.5	0.194	989	0.269	2.00
	Proven + Probable	506.4	0.196	2,185	0.349	5.69
Total	Proven	274.9	0.197	1,196	0.417	3.69
	Probable	231.5	0.194	989	0.269	2.00
	Proven + Probable	506.4	0.196	2,185	0.349	5.69

(1)
The mineral reserve estimates for Mount Milligan Mine were prepared by Robert Clifford, our Director of Mine Engineering, who is a Qualified Person under NI 43-101. The mineral reserve estimates were prepared using an ultimate open pit design optimized at spot metal prices of $2.95/lb copper, $1,250/oz gold, an exchange rate of US$1.00/C$1.10, a cut-off grade of 0.176% copper equivalent and takes into consideration metallurgical recoveries, concentrate grades, transportation costs, smelter treatment charges and royalty and streaming arrangements in determining economic viability. The mineral reserve estimates are based on the cost assumptions included in the NI 43-101 technical report entitled "NI 43-101 Technical Report-Mount Milligan Mine-Northern Central British Columbia" dated January 21, 2015 and filed on SEDAR on January 21, 2015. Mill recoveries vary by rock type and region but average 85.0% copper and 71.5% gold. Anticipated losses resulting from beneficiation average approximately 4.5% copper and 2.5% gold.

Reconciliation of Year-End 2015 and 2014 Proven and Probable Copper and Gold Estimated Mineral Reserves (1)

	Contained Copper	Copper Pounds	Contained Gold	Gold Ounces
	(millions of lbs)	(% of opening)	(millions of oz)	(% of opening)
December 31, 2014	2,407	100%	6.20	100%
Depletion (2)	(94)	(4)%	(0.34)	(5)%
Revisions and additions (3)	(128)	(5)%	(0.17)	(3)%
December 31, 2015	2,185	91%	5.69	92%
_______________________________________________________________________________

(1) The figures incorporated in the table above were prepared by Robert Clifford, Director of Mine Engineering, who is a Qualified Person under NI 43-101.

(2) Depletion of mineral reserves reflects removal of in-situ pit reserves.

(3) Revisions/additions reflect changes due to exploration, reconciliation, and economic model updates and optimizations.

TC Mine and Endako Mine Mineral Reserves

There are no mineral reserves to report for either the TC Mine or the Endako Mine for the year ended December 31, 2015. Our review indicated that the mineral reserves at the TC Mine and the Endako Mine were no longer viable (at prices and exchange rates discussed below), and as such, we re-classified them as mineral resources in the 2015 mineral resources statement reported herein.

Reconciliation of Year-End 2015 and 2014 Proven and Probable Molybdenum Estimated Mineral Reserves (1)

	TC Mine		Endako Mine
Property	Contained Molybdenum	Pounds	Contained Molybdenum	Pounds
	(millions of pounds)	(% of opening)	(millions of pounds)	(% of opening)
December 31, 2014	105.6	100%	35.8	100%
Depletions (2)	—	—%	—	—%
Revisions and additions (3)	(105.6)	(100)%	(35.8)	(100)%
December 31, 2015	—	—%	—	—%
_____________________________________________________________________________

(1)	The figures incorporated in the table above were prepared by Robert Clifford, our Director of Mine Engineering, who is a Qualified Person under NI 43-101.

(2)	Depletion of mineral reserves reflects both removal of in-situ pit reserves and drawdown of stockpile reserves.

(3)
Revisions for the TC Mine and the Endako Mine reflect the re-allocated mineral reserves to mineral resources as a result of changes to economic assumptions. At the current 3 year average metal price the mineral reserves previously reported proved to be uneconomic.

Reconciliation of Estimated Mineral Reserves Under NI 43-101 and Under SEC Industry Guide 7
As mineral reserves are reported under both NI 43-101 and SEC Industry Guide 7 standards, it is possible for mineral reserve figures to vary between the two standards due to the differences in reporting requirements under each standard. For example, the definitions adopted by the CIM and incorporated in NI 43-101 have a minimum requirement that mineral reserves be supported by a pre-feasibility study, whereas SEC Industry Guide 7 requires support from a detailed feasibility study that demonstrates that economic extraction is justified. For our estimated mineral reserves at December 31, 2015, there is no difference between the mineral reserves as disclosed under NI 43-101 and those disclosed under SEC Industry Guide 7, and therefore no reconciliation is provided.
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

The following tables summarize our estimated non-reserves—measured and indicated mineral resources, exclusive of any mineral reserves, at December 31, 2015:
Estimated Measured and Indicated Copper Mineral Resources at December 31, 2015

	Measured		Indicated		Measured & Indicated
Property	Tonnes	Copper Grade	Tonnes	Copper Grade	Tonnes	Copper Grade
	(millions)	(%Cu)	(millions)	(%Cu)	(millions)	(%Cu)
Mount Milligan (1)	40.8	0.13	77.7	0.17	118.5	0.16
Berg Property (2)	53.3	0.48	452.7	0.28	506.0	0.30
Total 2014	94.1	0.33	530.4	0.26	624.5	0.27
Estimated Measured and Indicated Gold Mineral Resources at December 31, 2015

	Measured		Indicated		Measured & Indicated
Property	Tonnes	Gold Grade	Tonnes	Gold Grade	Tonnes	Gold Grade
	(millions)	(gram/tonne)	(millions)	(gram/tonne)	(millions)	(gram/tonne)
Mount Milligan (1)	40.8	0.465	77.7	0.244	118.5	0.320
Estimated Measured and Indicated Molybdenum Mineral Resources at December 31, 2015

	Measured		Indicated		Measured & Indicated
Property	Tonnes	Mo Grade	Tonnes	Mo Grade	Tonnes	Mo Grade
	(millions)	(%Mo)	(millions)	(%Mo)	(millions)	(%Mo)
TC Mine (3)	34.3	0.077	31.7	0.068	66.0	0.073
Endako Mine (3)	10.1	0.053	23.3	0.047	33.4	0.049
Berg Property (2)	53.3	0.030	452.7	0.038	506.0	0.037
Total 2014	97.7	0.049	507.7	0.040	605.4	0.042
Estimated Measured and Indicated Silver Mineral Resources at December 31, 2015

	Measured		Indicated		Measured & Indicated
Property	Tonnes	Silver Grade	Tonnes	Silver Grade	Tonnes	Silver Grade
	(millions)	(gram/tonne)	(millions)	(gram/tonne)	(millions)	(gram/tonne)
Berg Property (2)	53.3	4.5	452.7	3.7	506.0	3.8
_______________________________________________________________________________

(1)
The mineral resource estimates, exclusive of mineral reserves, for Mount Milligan Mine were prepared by Robert Clifford, Director of Mine Engineering, who is a Qualified Person under NI 43-101. The mineral resource estimates were tabulated within a conceptual open pit shell using spot metal prices of $3.50/lb copper, $1,500/oz gold, a cut-off grade of 0.176% copper equivalent, and takes into consideration metallurgical recoveries, concentrate grades, transportation costs, smelter treatment charges, and royalty and streaming arrangements. The mineral resource estimates are based on the cost and price assumptions included in a NI 43-101 technical report entitled "NI 43-101 Technical Report-Mount Milligan Mine-Northern Central British Columbia" dated January 21, 2015 and filed on SEDAR on January 21, 2015.

(2)
The mineral resource estimate for the Berg property was approved by Robert Clifford, Director of Mine Engineering who is a Qualified Person under NI 43-101. The mineral resource estimate for the Berg property was prepared using a 0.30% copper equivalent cut-off, with copper equivalency defined using metal prices of $1.60/lb copper, $10.00/lb molybdenum, and $10.00/oz silver, taking into account forecast metallurgical recoveries. Resources are reported to a maximum depth of 450 meters (1,476 feet) below surface.

(3)
The mineral resource estimates for TC Mine and Endako Mine were prepared by the TC Mine and Endako Mine staff, respectively, under the supervision of Robert Clifford, Director of Mine Engineering, who is a Qualified Person under NI 43-101 and Robert Clifford has approved the disclosure of the mineral resource estimate. The mineral resource estimates utilized a cut-off grade of 0.030% Mo and an average long-term molybdenum price of $10.00 per pound. The mineral reserves previously reported proved to be uneconomic and have been re-allocated back as mineral resources and reported in the tables above.

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
The following tables summarize estimated non-reserves—inferred mineral resources as of December 31, 2015:
Estimated Inferred Mineral Resources

Property	Tonnes	Copper Grade	Gold Grade	Molybdenum Grade	Silver Grade
	(millions)	(%)	(gram/tonne)	(%)	(gram/tonne)
Mount Milligan (1)	8.8	0.15	0.32	—	—
TC Mine (2)	0.7	—	—	0.035	—
Endako Mine (2)	2.2	—	—	0.039	—
Berg Property (3)	144.6	0.23	—	0.033	2.5
____________________________________________________________________________

(1) The inferred mineral resource estimates for Mount Milligan Mine were prepared by Robert Clifford, Director of Mine Engineering, who is a Qualified Person under NI 43-101. The inferred mineral resource estimates were tabulated within a conceptual open pit shell using spot metal prices of $3.50/lb copper, $1,500/oz gold, a cut-off grade of 0.176% copper equivalent, and takes into consideration metallurgical recoveries, concentrate grades, transportation costs, smelter treatment charges, and royalty and streaming arrangements. The inferred mineral resource estimates are based on the cost and price assumptions included in a NI 43-101 technical report entitled "NI 43-101 Technical Report-Mount Milligan Mine-Northern Central British Columbia" dated January 21, 2015 and filed on SEDAR on January 21, 2015.

(2) The inferred mineral resource estimates for TC Mine and Endako Mine were prepared by the TC Mine and Endako Mine staff, respectively, under the supervision of Robert Clifford, Director of Mine Engineering, who is a Qualified Person under NI 43-101 and Robert Clifford has approved the disclosure of the mineral resource estimate. The inferred mineral resource estimates utilized a cut-off grade of 0.030% Mo and an average long-term molybdenum price of $10.00 per pound.

(3) The inferred mineral resource estimate for the Berg property was approved by Robert Clifford, Director of Mine Engineering, who is a Qualified Person under NI 43-101. The inferred mineral resource estimate for the Berg property is reported using a 0.30% copper equivalent cut-off, with copper equivalency defined using metal prices of $1.60/lb copper, $10.00/lb molybdenum, and $10.00/oz silver, taking into account forecast metallurgical recoveries. Resources are reported to a maximum depth of 450 meters (1476 feet) below surface.

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

NI 43-101 Definitions

mineral reserve
The term "mineral reserve" refers to the economically mineable part of a measured and/or indicated mineral resource. It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at pre-feasibility or feasibility level as appropriate that include application of “modifying factors”. Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified. The reference point at which mineral reserves are defined, usually the point where the ore is delivered to the processing plant, must be stated. It is important that, in all situations where the reference point is different, such as for a saleable product, a clarifying statement is included to ensure that the reader is fully informed as to what is being reported. The public disclosure of a mineral reserve must be demonstrated by a pre-feasibility study or feasibility study.

proven mineral reserve	The term "proven mineral reserve" refers to the economically mineable part of a measured mineral resource. A proven mineral reserve implies a high degree of confidence in the “modifying factors”.
probable mineral reserve
The term "probable mineral reserve" refers to the economically mineable part of an indicated, and in some circumstances, a measured mineral resource. The confidence in the “modifying factors” applying to a probable mineral reserve is lower than that applying to a proven mineral reserve.

modifying factors
The term “modifying factors” refers to considerations used to convert mineral resources to mineral reserves. These include, but are not restricted to, mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors.

mineral resource
The term "mineral resource" refers to a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling. Mineral resources are sub-divided, in order of increasing geological confidence, into inferred, indicated and measured categories.

measured mineral resource
The term "measured mineral resource" refers to that part of a mineral resource for which quantity, grade or quality, densities, shape, and physical characteristics are estimated with confidence sufficient to allow the application of “modifying factors” to support detailed mine planning and final evaluation of the economic viability of the deposit. Geological evidence is derived from detailed and reliable exploration, sampling and testing and is sufficient to confirm geological and grade or quality continuity between points of observation. A measured mineral resource has a higher level of confidence than that applying to either an indicated mineral resource or an inferred mineral resource. It may be converted to a proven mineral reserve or to a probable mineral reserve.

indicated mineral resource
The term "indicated mineral resource" refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are estimated with sufficient confidence to allow the application of “modifying factors” in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Geological evidence is derived from adequately detailed and reliable exploration, sampling and testing and is sufficient to assume geological and grade or quality continuity between points of observation. An indicated mineral resource has a lower level of confidence than that applying to a measured mineral resource and may only be converted to a probable mineral reserve.

inferred mineral resource
The term "inferred mineral resource" refers to that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. Geological evidence is sufficient to imply but not verify geological and grade or quality continuity. An inferred mineral resource has a lower level of confidence than that applying to an indicated mineral resource and must not be converted to a mineral reserve. It is reasonably expected that the majority of inferred mineral resources could be upgraded to indicated mineral resources with continued exploration.

Qualified Person (1)
The term "Qualified Person" means an individual who (a) is an engineer or geoscientist with a university degree, or equivalent accreditation, in an area of geoscience, or engineering, relating to mineral exploration or mining; (b) has at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination of these, that is relevant to his or her professional degree or area of practice; (c) has experience relevant to the subject matter of the mineral project and the technical report; (d) is in good standing with a professional association; and (e) in the case of a professional association in a foreign jurisdiction, has a membership designation that (i) requires attainment of a position of responsibility in their profession that requires the exercise of independent judgment; and (ii) requires a favorable confidential peer evaluation of the individual’s character, professional judgment, experience, and ethical fitness; or a recommendation for membership by at least two peers, and demonstrated prominence or expertise in the field of mineral exploration or mining.

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
kilometer—.621 miles
life-of-mine—a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tons of Mineral Reserve by the annual rate of mining and processing mineral—a naturally occurring inorganic crystalline material having a definite chemical composition mineralization—a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock
Mo—molybdenum
molybdenite—a mineral of molybdenum disulfide; common sulphide ore of molybdenum net smelter return (NSR)—refers to the revenue expected from ore delivered to the smelter, taking into account metallurgical recoveries, concentrate grades, transportation costs and smelter treatment charges, usually measured on a per ton basis open-pit—surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore—mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body—a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade—the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per tonne of ore ounces—refer to troy ounces
outcrop—that part of a geologic formation or structure that appears at the surface of the Earth oxide—gold bearing ore which results from the oxidation of near surface sulfide ore porphyry—a deposit of molybdenum or copper bearing ores associated with intrusive igneous rocks of porphyritic texture preliminary assessment—a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study preliminary feasibility study and pre-feasibility study—each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration in the case of an open-pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the Mineral Resource may be classified as a Mineral Reserve pyrite—common sulfide of iron
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
Our primary executive offices are located at 26 West Dry Creek Circle, Suite 810, Littleton, Colorado 80120, our telephone number is (303) 761-8801.
The public can access our website at www.thompsoncreekmetals.com. From our website, you can download and print copies of our annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to any of those reports, as well as other reports relating to us that are filed with or furnished to the SEC or SEDAR, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC or SEDAR. You can also download from our website our corporate governance policies, including our Corporate Governance Guidelines, Board of Directors Committee Charters, and our Code of Conduct and Ethics. The contents of our website are not incorporated into, and should not be considered, a part of this report.
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
Financial Risks
Extended declines in the prices of copper and gold would have a material adverse effect on our earnings and cash flows and our ability to repay our outstanding debt as it comes due. Fluctuations in the prices of copper and gold can cause significant volatility in our financial performance and materially and adversely affect the trading prices of our debt and common stock.
Our core business is dependent on the prices of copper and gold, which are volatile and are affected by numerous factors beyond our control. Our ability to recommence operations at our molybdenum mines depend on the price of molybdenum, which has declined in recent years. Factors tending to influence such metals prices include the following:

•	the rates of global economic growth;

•	worldwide demand for products containing copper, gold and molybdenum ;

•	worldwide supply of these metals including the expected near-term supply from new mine sources ;

•	the availability and cost of substitute materials;

•	inventory levels;

•	the industry production cost curve and the expected cost to develop new sources of supply;

•	expectations with respect to the rate of inflation;

•	the relative strength of the US dollar and certain other currencies;

•	interest rates;

•	global or regional political or economic conditions, including interest rates and currency values; and

•	sales by central banks and other holders, speculators and producers in response to any of the above factors.
The prices of copper, gold and molybdenum have fluctuated historically. During the three years ended December 31, 2015, the average daily spot copper price on the London Metals Exchange ranged from a low of $2.05 to a high of $3.74 per pound, and the average daily London P.M. fixed prices for gold per ounce on the London Bullion Market ranged from a low of $1,049 to a high of $1,694. The average daily price for molybdenum quoted in Platts Metals Week ranged from a low of $4.30 to a high of $15.05 per pound during the three years ended December 31, 2015. There is no assurance that any hedging transactions designed to reduce the risk associated with fluctuations in metal prices will be successful.
Any decline in the prices of copper or gold adversely impacts our revenues, net income, cash flows, and credit quality and could affect our ability to make necessary capital investments, repay our debt and meet our debt service and other fixed obligations, and depress the trading prices of our common stock and our publicly traded debt securities. Sustained declines in prices could also:

•	cause us to revise our operating plans, resulting in reduced output, the placement of our copper-gold mine on care and maintenance or closure of one or more of our mines or other facilities;

•	further reduce revenues through production declines due to cessation of mining of deposits that have become uneconomic;

•	reduce funds available for capital expenditures;

•	delay or prevent our ability to make accretive acquisitions or conduct exploration work;

•	reduce existing reserves due to economic viability; and

•	cause us to write down assets and accelerate depletion, reclamation and closure charges.
Our substantial indebtedness could adversely affect our business, results of operations or financial condition.
As of December 31, 2015, our total debt was approximately $884.6 million, including equipment lease obligations. We also had $724.8 million in deferred revenue under the Gold Stream Arrangement as of December 31, 2015. Until the deposits received in the Gold Stream Arrangement have been fully offset against Royal Gold’s purchases of gold under the Gold Stream Arrangement, the deposits will be secured by our Mount Milligan Mine assets. After the deposits have been fully offset, Royal Gold will continue to have a security interest in 52.25% of the refined gold produced from Mount Milligan Mine.
We currently have three series of senior notes, with an aggregate principal amount of approximately $833 million, outstanding as of December 31, 2015. Approximately $316 million principal amount of senior secured notes mature in December 2017 (the “2017 Notes”), approximately $334 million principal amount of senior unsecured notes mature in June 2018 (the “2018 Notes”), and approximately $183 million principal amount of senior unsecured notes mature in May 2019 (the “2019 Notes” and, together with the 2017 Notes and the 2018 Notes, the “Senior Notes”)).
Subject to the limits contained in the indentures that govern our outstanding 2017 Notes, 2018 Notes and 2019 Notes, the Gold Stream Arrangement, and our other debt instruments, we may be able to incur additional debt. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important negative consequences, including:

•	making it difficult for us to satisfy our obligations with respect to our debt and increasing the risk that we default on our debt obligations;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, financial assurances and other general corporate purposes;

•	increasing our vulnerability to declines in the prices of our commodities and general adverse economic and industry conditions;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	limiting management's discretion in operating our business;

•	placing us at a disadvantage compared to other, less leveraged competitors;

•	increasing our cost of borrowing; and

•	limiting our ability to pursue certain types of strategic opportunities.
We may be unable to generate sufficient cash to repay our outstanding Senior Notes upon their maturity, and, as we approach the maturity of such Senior Notes, we may have insufficient cash to meet our ongoing liquidity needs.
Our ability to repay our outstanding Senior Notes as they become due, make interest payments on our Senior Notes as they become due, or to restructure or refinance our outstanding Senior Notes and to fund our planned capital expenditures and other liquidity needs depend on our ability to generate sufficient cash flow from operations, which, as discussed above, is subject to multiple factors beyond our control, including prevailing economic conditions and commodity prices. There is no assurance that we will generate sufficient cash flow from operations to service our debt, repay our Senior Notes upon maturity, or fund our ongoing liquidity needs. If we are unable to generate sufficient cash flows to make payments on or refinance our debt or obtain new financing, we would have to consider other options, such as sales of assets, reduction or delay of capital expenditures, sales of equity, negotiations with our lenders to restructure or refinance the applicable debt or commencement of voluntary reorganization, bankruptcy or insolvency proceedings. We may not be able to effect any such measures on commercially reasonable terms or at all and, even if successful, certain of these actions, including asset sales or refinancing, may not allow us to satisfy all of our debt obligations.
The indentures that govern the outstanding 2017 Notes, 2018 Notes and 2019 Notes and the Gold Stream Agreement contain covenants that restrict our current and future operations and limit our flexibility and ability to respond to changes or take certain actions.
The indentures that govern our outstanding 2017 Notes, 2018 Notes and 2019 Notes contain certain restrictive covenants that impose significant operating and financial restrictions on us and, in some circumstances, limit our ability to engage in actions that may be in our long-term best interest, including, among other things, our ability:

•	to incur additional debt;

•	to sell, lease or transfer our assets;

•	to pay dividends or make other distributions or repurchase or redeem capital stock;

•	to prepay, redeem or repurchase certain debt;

•	to make loans or investments;

•	to enter into agreements restricting our subsidiaries' ability to pay dividends;

•	to make capital expenditures and investments;

•	to guarantee debts or other obligations;

•	to create liens;

•	to enter into transactions with our affiliates; and

•	to enter into certain merger, consolidation or other reorganization transactions.
In addition, the Gold Stream Arrangement contains restrictions on our ability to incur additional secured debt.
These restrictions could limit our ability to restructure or refinance our outstanding Senior Notes, secure the needed working capital to withstand prolonged downturns in our industry or the economy in general or otherwise take advantage of business opportunities that may arise, any of which could place us at a disadvantage relative to our competitors that may have less debt and are not subject to such restrictions.

A default under any of our indebtedness arrangements could trigger cross defaults to our other agreements, which could have a material adverse effect on our financial condition.
A failure to satisfy any of our debt obligations could be exacerbated by cross default provisions. For example, a default under the Caterpillar equipment financing facility will trigger cross defaults to the Gold Stream Arrangement, and vice versa, and could also trigger cross defaults to the indentures governing our outstanding Senior Notes and other material agreements. In the event of a default under the Caterpillar equipment financing facility, Caterpillar could: (1) terminate the lease by us of equipment purchased by the lender and leased to us pursuant to the facility; (2) accelerate the payment of all lease payments unpaid under the facility, together with default interest; (3) accelerate the payment of the balance of the purchase price for equipment, which would have been due and payable from the date of termination; and (4) foreclose on the equipment purchased and leased under the facility and apply the proceeds from the sale of such equipment to any shortfall in the payment by us of amounts due. In the event of default under the Gold Stream Arrangement, Royal Gold could require us to repay the amounts Royal Gold has invested in Mount Milligan Mine, as adjusted and reflected in the deposit record maintained in accordance with the Gold Stream Arrangement, which amounts totaled $653.5 million as of December 31, 2015. In the event of a default under the indentures governing the 2017 Notes, 2018 Notes and 2019 Notes, the trustee or holders of at least 25% in principal of the outstanding 2017 Notes, 2018 Notes and 2019 Notes, as applicable, may declare the principal, premium, if any, and accrued and unpaid interest on the Senior Notes to be immediately due and payable. If we were to default under any of these arrangements, we may not have sufficient assets to repay such indebtedness or have access to sufficient alternative sources of funds. If we are unable to repay the indebtedness, the lenders, to the extent they hold assets as security for the obligations owed to them, could enforce against such assets, and we could be forced into reorganization, bankruptcy or insolvency proceedings.
We will likely need to restructure or refinance our outstanding Senior Notes before they mature. If our restructuring or refinancing plans are not successful, we will face significant liquidity challenges as we approach the maturity of our outstanding Senior Notes.
The significant decline in copper prices in 2015 and the continuing and expected weakness in the base metals market have materially impacted our ability to generate sufficient cash flow from operations to fully repay our outstanding Senior Notes when they come due, and, as a result, our credit quality has declined and our long-term liquidity has been adversely affected. Given current market conditions and commodity prices, we expect that we will need to refinance or restructure our outstanding Senior Notes on or prior to their current maturities. As previously announced, we have engaged financial advisors to assist the Board of Directors in evaluating strategic and financial alternatives available to us, including debt refinancing and restructuring, new capital transactions, and asset sales. In connection with a restructuring or refinancing, we may seek to convert a significant portion of our outstanding debt to equity, including the exchange of debt for shares of our common stock. In addition, we may seek to reduce our cash interest cost and/or extend debt maturity dates by negotiating the exchange of outstanding debt for new debt with modified terms. While we anticipate engaging in active dialogue with our creditors, at this time, we are unable to predict the outcome of such discussions, the outcome of any strategic transactions that we may pursue or whether any such efforts will ultimately be successful. In addition, our ability to complete new capital transactions efficiently depends on a number of factors, including the state of global commodity, credit and equity markets, interest rates, credit spreads, and our credit ratings. If we are unable to refinance or restructure our outstanding Senior Notes, complete new capital transactions or obtain additional financings on acceptable terms or at all, we will face significant liquidity challenges as we approach the maturity of our outstanding Senior Notes, and we may ultimately be unable to continue as a going concern.
Our potential for restructuring transactions may impact our business, financial condition and operations.

Due to our need to restructure or refinance our debt and/or engage in other restructuring activities, there is risk that, among other things:

•	third parties lose confidence in our ability to execute on our business strategy;

•	it may become more difficult to attract, retain or replace key employees, and our employees could be distracted from performance of their duties or more easily attracted to other career opportunities;

•
we could lose some or a significant portion of our liquidity, as a result of, among other things, stricter credit terms from suppliers, the commencement of reorganization, bankruptcy or insolvency proceedings or the inability to provide adequate protection to our secured lenders to permit us to access some or all of our cash; and

•
our suppliers, vendors and service providers and applicable regulatory authorities could seek to renegotiate the terms of our arrangements, terminate their relationship with us or require financial assurances from us.

The occurrence of certain of these events may have a material adverse effect on our business, results of operations and financial condition. For example, as of December 31, 2015, we have provided the appropriate regulatory authorities in the US and Canada with approximately $73 million in reclamation financial assurance in the form of surety bonds for our share of mine closure obligations in the various jurisdictions in which we operate. As of December 31, 2015, the surety bonds required cash collateral of $10 million. Any perceived challenges to our liquidity in the short or long term could cause regulatory authorities to change the terms of our required bonding for our mine closure obligations and could cause our surety bond holders to increase the amount of cash collateral required or refuse to provide the same level of surety bonding, which could significantly increase our costs and decrease our liquidity. To the extent that the value of any security provided to regulatory authorities is or becomes insufficient to cover the amount of financial assurance we are required to post, we would be required to replace or supplement the existing security with more expensive forms of security, which might include cash deposits, which would have an adverse effect on our liquidity. There can be no assurance that we will be able to maintain or add to our current level of financial assurance. In addition, failure to provide regulatory authorities with the required financial assurances could potentially result in the closure of one or more of our operations.

An extended decline in metals prices, an increase in operating or capital costs, or a reduction in mineral reserve estimates, among other things, may cause us to record additional write downs, which could negatively impact our results of operations.
When events and circumstances indicate that the carrying amount of our long-lived assets may not be recoverable, we evaluate the recoverability of the carrying value by comparing it to the projected undiscounted cash flows from such asset or asset group. Under U.S. GAAP, the carrying value of a long-lived asset or asset group is considered impaired when the projected undiscounted cash flows from such asset or asset group is less than its carrying value. The economic environment, copper, gold and molybdenum prices, and our stock price may be considered as impairment indicators for the purposes of these impairment assessments. As disclosed in Item 7 of this Form 10-K, we recorded an aggregate of approximately $105 million in non-cash write downs of our exploration properties and our molybdenum fixed assets and materials and supplies inventory in 2014, primarily as a result of adverse conditions in the molybdenum market. While our 2015 impairment analysis did not result in any long-lived asset impairments, there can be no assurance that there will not be further asset impairments if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves or production quantities, upward adjustments to estimated operating costs and capital expenditures and/or changes in C$ to US$ foreign exchange rates, all based on life-of-mine plans and projections. Additional asset impairments would have an adverse impact on our results of operations and our ability to restructure/refinance our debt or obtain additional financing.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A potential or actual restructuring of our outstanding Senior Notes may be considered by the rating agencies as an adverse change warranting a downgrade of the rating of our debt securities. Any real or anticipated changes in our credit ratings will generally affect the market value of our outstanding debt securities. Any future lowering of our ratings would make it more difficult or more expensive for us to obtain additional debt financing and could lead our suppliers and other third parties with whom we do business to require us to provide financial assurance in the normal course of our operations.
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
As of December 31, 2015, we had provided the appropriate regulatory authorities in the United States and Canada with approximately $73 million in non-cash reclamation financial assurance in the form of surety bonds for our share of mine closure obligations in the various jurisdictions in which we operate. As of December 31, 2015, the surety bonds required cash collateral of approximately $10 million. As our operations expand or reclamation expenses increase, our reclamation obligations and the financial assurances that we are required to provide may increase accordingly. In addition, as discussed above, any perceived challenges to our liquidity may cause our surety bond holders to increase the amount of cash collateral required or refuse to provide the same level of surety bonding going forward. Increases in our reclamation obligations and financial assurances, as well as the nature of the security to be provided, could significantly increase our costs, making the maintenance and development of existing and new mines less economically feasible. To the extent that the value of the security provided to the regulatory authorities is or becomes insufficient to cover the amount of financial assurance we are required to post, we may be required to replace or supplement the existing security with more expensive forms of security, which might include cash deposits, which would reduce our cash available for operations and financing activities.
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
In addition, the costs of surety bonds and financial assurance have fluctuated in recent years while the market terms of such bonds and financial assurance have generally become less favorable to mine operators. These changes in the terms of the bonds and financial assurance have been accompanied at times by a decrease in the number of companies willing to issue surety bonds and financial assurance. Increased costs related to surety bonds and financial assurance, especially in connection with our current financial condition and restructuring efforts, could have a material adverse effect on our financial condition and liquidity.
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
In addition to our reclamation bonding obligations, we are from time to time required to post other financial assurance in the normal course of conducting our daily activities. This financial assurance can take several forms, including, but not limited to, letters of credit, performance bonds, deposits into escrow accounts for the benefit of the counterparty, trust funds or other funding mechanisms for long-term, post-reclamation obligations or the posting of cash collateral directly with the counterparty. In each case, the form of financial assurance to be provided is dictated by several factors, including expected length of time the financial assurance obligation is expected to remain outstanding, the amount of the obligation, the cost to us of providing the various forms of financial assurance and the creditworthiness of the counterparty. Our ability to obtain certain forms of financial assurance going forward will be impacted by our future financial performance and liquidity, changes to our credit rating and other factors that may be beyond our control. There can be no assurance that we will be able to obtain certain forms of financial assurance going forward or that we will be able to post cash collateral in lieu of being able to secure one of these other forms of financial assurance.
We enter into provisionally-priced sales contracts, which could have a negative impact on our revenues if prices decline.
We regularly enter into provisionally-priced sales contracts, whereby the contracts settle at prices to be determined at a future date. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to sales agreements are included in sales revenue in the determination of net income. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to sales, respectively, is recorded each reporting period until the date of final pricing. Accordingly, in times of falling commodities prices, our revenues and cash flow are negatively impacted by lower prices received for contracts priced at current market rates and also from a decrease related to the final pricing of provisionally-priced sales pursuant to contracts entered into in prior years; in times of rising commodities prices, the opposite occurs.
Our operations are subject to currency fluctuations, which could adversely affect our results of operations and financial condition.
Exchange rate fluctuations may affect the costs that we incur in our operations. Our costs for Endako Mine and Mount Milligan Mine are incurred principally in Canadian dollars. However, our future revenue is tied primarily to market prices for copper and gold, which are denominated in US dollars. The appreciation of the Canadian dollar against the US dollar can increase the cost of our production and capital expenditures in US dollars, and our results of operations and financial condition could be materially adversely affected. Although we have in the past used, and may in the future use, hedging strategies to limit our exposure to currency fluctuations, there can be no assurance that such hedging strategies will be successful or that they will mitigate the risk of such fluctuations.

We rely on a few key customers for our copper-gold concentrate from Mount Milligan Mine, and the loss of any one key customer could reduce our revenues.
We have entered into four multi-year concentrate sales agreements for the sale of copper-gold concentrate produced at Mount Milligan Mine. Pursuant to these agreements, we have agreed to sell an aggregate of approximately 120,000 tonnes in calendar year 2016, and 60,000 tonnes in 2017 and 40,000 tonnes in 2018. A breach of the applicable sales agreement by us or the applicable customer, a significant dispute with one of these customers, a force majeure event affecting the parties' respective performances under the agreement, a bankruptcy event experienced by the customer, early termination of the agreement, or any other event significantly and negatively impacting the contractual relationship with one of these customers could harm our financial condition. If, in such an event, we are unable to sell the affected concentrate volume to another customer, or we sell the affected concentrate to another customer on terms less advantageous terms to us, our revenues could be negatively impacted.
Our commodity hedging activities may reduce the realized prices we receive for our copper and gold, and involve market risk for the fair value of the derivatives, credit risk that our counterparties may be unable to satisfy their obligations to us, and financial risk due to fluctuations in the fair value of the derivatives.
In order to manage our cash flow exposure to copper and gold price volatility in selling production from Mount Milligan Mine, we enter into commodity derivatives from time to time for a portion of our expected production. Additionally, we receive cash provisional payments in selling production for Mount Milligan Mine, thus requiring that we purchase gold in order to satisfy our obligation to pay Royal Gold in gold. We enter into commodity derivatives from time to time in order to manage our gold price risk that arises when physical purchase and concentrate sales pricing periods do not match. We currently have in place unsecured hedging lines with various banks and trading companies in order to manage these exposures.
Commodity derivatives may limit the prices we actually realize and therefore could reduce our copper and gold revenues in the future. Our commodity hedging activities could impact our earnings in various ways, including recognition of certain mark-to-market gains and losses on derivative instruments. The fair value of our derivative instruments could fluctuate significantly between periods.
Our commodity derivatives may expose us to significant market risk, which is the risk that the fair value of a commodity derivative might be adversely affected by a change in underlying commodity prices or a change in our expected production, which may result in a significant financial loss on the derivative. We mitigate the potential market risk by establishing trading agreements with counterparties under which we are not required to post any collateral or make any margin calls on our derivatives. While our counterparties cannot require settlement solely because of an adverse change in the fair value of a derivative, due to our high debt credit profile and volatile commodity prices, our counterparties can decide to cease hedging activities with us. Further, we are also at risk of having a fewer number of counterparties available to enter into future hedging transactions. We mitigate the risk of having commodity derivative transactions in excess of our production by entering into derivatives for only a portion of our expected production. If we were to be forced into a reorganization, bankruptcy or insolvency proceeding, our hedging counterparties may be able to exercise remedies under the relevant derivatives agreement notwithstanding the filing of such proceeding and without seeking relief from the relevant court.
Our commodity derivatives also expose us to credit risk that counterparties may be unable to satisfy their obligations to us. We mitigate the potential credit risk by entering into derivatives with a number of counterparties, limiting the amount of exposure to any one counterparty, and monitoring the financial condition of the counterparties. However, given our current credit profile, we are at risk of having a limited number of counterparties available, which increases the potential credit risk of our commodity derivatives. If any of our counterparties were to default on its obligations to us under the derivative transaction or seek bankruptcy protection, it could result in a larger percentage of our future production being subject to commodity price changes which may have a significant adverse effect on our cash flow, our earnings and our financial condition. The risk of counterparty default is heightened in a poor economic environment.
The estimates contained in our production and cost guidance may not be achieved.
We provide estimates of future production, cash costs and capital costs for our operations, utilizing certain assumed Canadian dollar to U.S. dollar foreign exchange rates. No assurance can be given that such estimates will be achieved. Many of the factors described in this Item 1A may result in our failure to achieve our production estimates or materially increase our costs, either of which would have an adverse impact on our future cash flows, results of operations, and financial condition.
Operational Risks
Our business is subject to production and operational risks that could adversely affect our business and our insurance may not cover these risks and hazards adequately or at all.

Mining and metals processing involve significant production and operational risks, some of which are outside of our control, including the following:

•	unanticipated ground and water conditions;

•	adverse claims to water rights and shortages of water to which we have rights;

•	adjacent or adverse land or mineral ownership that results in constraints on current or future mine operations;

•	geological problems, including earthquakes and other natural disasters;

•	metallurgical and other processing problems;

•	unusual or unexpected mineralogy or rock formations;

•	ground or slope failures;

•	tailings design or operational issues, including dam breaches or failures;

•	structural cave-ins, wall failures or rock-slides;

•	flooding or fires;

•	equipment failures;

•	periodic interruptions due to inclement or hazardous weather conditions or operating conditions and other force majeure events;

•	lower than expected ore grades or recovery rates;

•	accidents;

•	delays in the receipt of or failure to receive necessary government permits;

•	the results of litigation, including appeals of agency decisions;

•	delays in transportation;

•	interruption of energy supply;

•	labor disputes;

•	inability to obtain satisfactory insurance coverage;

•	the availability of drilling and related equipment in the area where mining operations will be conducted; and

•	the failure of equipment or processes to operate in accordance with specifications or expectations.
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
Costs at any particular mining location are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs at our mines and at our Langeloth Facility are affected by the price of input commodities, such as fuel, electricity, labor, chemical reagents, grinding media, mill liners, explosives, steel and concrete. The costs of our operating consumables are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable and changes in laws and regulations affecting their price, use and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.
Our mining production depends on the availability of sufficient water supplies.
Our operations require significant quantities of water for mining, ore processing and related support facilities. Continuous production at our mines depends on our ability to maintain our water rights and claims. Although our current operations have sufficient water rights and claims to cover current operational demands, we cannot predict the potential outcome of future legal proceedings affecting our water rights, claims and uses. The failure to obtain needed water permits, the loss of some or all water rights for any of our mines, in whole or in part, or shortages of water to which we have rights due to weather, equipment issues or other factors could require us to curtail or close mining production and could prevent us from pursuing expansion opportunities.
A temporary or extended shutdown of any of our operations could expose us to significant costs and adversely affect our access to skilled labor.
From time to time, we may have to temporarily shut down one or more of our operating sites or place one or more of our operating sites on care and maintenance or permanent shutdown, if they are not commercially viable due to factors such as declines in metal prices, increased costs or adverse changes in interest rates or currency exchange rates. For example, our molybdenum mines are currently on care and maintenance due to ongoing weakness in the molybdenum price. During temporary shutdowns or while a site is on care and maintenance, we will have to continue to expend capital to maintain the site or facility and equipment. In addition, reductions in workforce, advance notice requirements under collective labor agreements or applicable law, and severance obligations arising from such suspension or shutdown could cause us to incur significant labor costs. Furthermore, temporary or extended shutdowns may adversely affect our future access to skilled labor, as employees who are laid off may seek employment elsewhere.
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

In addition, we are required to expend significant resources to comply with numerous corporate governance and disclosure regulations and requirements adopted by US federal and state and Canadian federal and provincial governments, as well as the Toronto Stock Exchange. These additional compliance costs and related diversion of the attention of management and key personnel could have a material adverse effect on our business, financial condition and results of operations.
Estimates of mineral reserves and projected cash flows may prove to be inaccurate, which could negatively impact our results of operations and financial condition.
There are numerous uncertainties inherent in estimating mineral reserves and the future cash flows that might be derived from production of mineral reserves. Accordingly, the figures for mineral resources, mineral reserves and future cash flows contained in this Form 10-K are estimates only. In respect of mineral reserve estimates, no assurance can be given that the anticipated tonnages and grades will be achieved, that the indicated level of recovery will be realized or that mineral reserves can be mined or processed profitably. The ore grade actually recovered may differ from the estimated grades of the mineral reserves and mineral resources.
In addition, actual future cash flows may differ materially from estimates. Estimates of mineral reserves and future cash flows to be derived from the production of such mineral reserves, necessarily depend upon a number of variable factors and assumptions, including, among others, geological and mining conditions that may not be fully identified by available exploration data or that may differ from experience in current operations; historical production from the area compared with production from other producing areas; the assumed effects of regulation by governmental agencies and assumptions concerning metal prices; exchange rates; interest rates; inflation; operating costs; development and maintenance costs; reclamation and post-reclamation costs; and the availability and cost of labor, equipment, raw materials and other services required to mine and refine the ore. Market price fluctuations of copper, gold and molybdenum, as well as increased production costs or reduced recovery rates, may render mineral reserves containing relatively lower grades of mineralization uneconomical to recover and may ultimately result in a restatement of mineral resources. We may be required to make significant downward revisions to estimates of mineral resources, mineral reserves and future cash flows to be derived from the production of such mineral reserves, if commodity prices experience a sustained decline. In addition, there can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.
For these reasons, estimates of our mineral resources and mineral reserves contained in this Form 10-K, including classifications thereof based on probability of recovery, and any estimates of future cash flows expected from the production of those mineral reserves, prepared by different engineers or by the same engineers at different times may vary substantially. The actual volume and grade of mineral reserves mined and processed, and the actual cash flows derived from that production, may not be as currently anticipated in such estimates. If our actual mineral reserves or cash flows are less than our estimates, our results of operations and financial condition may be materially impaired.
Future growth depends on our ability to bring new mines into production and to expand mineral reserves at existing mines.
Our ability to replenish our mineral reserves is important to our long-term viability. Depleted mineral reserves can be replaced in several ways, including by expanding known ore bodies, locating new deposits or acquiring new mineral reserves from third parties. Exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional mineral deposits that can be mined profitably. Once a site with mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, if ever, during which time the economic feasibility of production may change. As a result, there is no assurance that current or future exploration programs, such as the Berg property, and additional drilling at our existing operating mines, will be successful.
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
Mount Milligan Mine, Endako Mine, the Berg property, and the IKE Project are located on land in British Columbia that is or may become subject to various use and/or title claims by First Nations. The nature and extent of First Nations' rights and title to territory in Canada has been, and continues to be, the subject of extensive debate, claims, and litigation. In 2014, the Supreme Court of Canada recognized, for the first time in history, aboriginal title to a certain tract of land in British Columbia. While this recognition does not legally change the consultation and accommodation obligations of the provincial and federal governments with respect to actions affecting the land, including actions to approve or grant mining rights or permits, the decision may impact governmental actions and processes relating to economic development on such lands going forward, which could adversely impact our ability to obtain permits, licenses, and other approvals for our operations or exploration and development projects. Opposition by First Nations to our presence, operations or development on land subject to their traditional territory or title claims could negatively impact us in terms of public perception, costly legal proceedings, potential blockades or other interference by third parties in our operations, or court-ordered relief impacting our operations. In addition, we may be required to, or may voluntarily, enter into certain agreements with such First Nations in order to facilitate development of our properties, which could reduce the expected earnings or income from any future production.
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
We are required to obtain government approvals and permits in order to conduct operations.
Government approvals and permits are currently required in connection with all of our operations, and further approvals and permits may be required in the future. We must obtain and maintain a variety of licenses and permits, which include or cover without limitation air quality, water quality, water rights, dam safety, emergency preparedness, hazardous materials, waste rock management, solid waste disposal and tailings operations. The duration and success of our efforts to obtain permits are contingent upon many variables outside of our control. Obtaining governmental approvals and permits may increase costs and cause delays depending on the nature of the activity to be permitted and the applicable requirements implemented by the permitting authority. There can be no assurance that all necessary approvals and permits will be obtained or timely obtained or that they would remain in effect if we were forced into a reorganization, bankruptcy or insolvency proceeding. In addition, there can be no assurance that, if obtained, the costs of the approvals and permits will not exceed our estimates or that we will be able to maintain such approvals and permits. To the extent such approvals or permits are required and not obtained or maintained, our operations may be curtailed, or we may be prohibited from proceeding with planned exploration, development or operation of our mineral properties.
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
At Endako Mine, we filed an application for an amendment to our permit issued under the British Columbia Mines Act in September 2014. This application is pending before the Ministry of Energy and Mines. The outcome of the Mines Act Permit Amendment (MAPA) may include terms and conditions that impose regulatory or reclamation requirements that may be unacceptable to us or will materially increase our costs during operations and closure of Endako. Moreover, litigation may be filed challenging the MAPA process, which could materially increase our costs, or prevent or delay our ability conduct mining operations at Endako. Obtaining and maintaining the various permits for our mine development operations and exploration projects, including the Berg property, will be complex, time-consuming and expensive. Changes in a mine's design, production rates, quality of material mined and many other matters often require submission of the proposed changes for agency approval prior to implementation, and these may not be obtained. In addition, changes in operating conditions beyond our control, changes in agency policy and federal and state laws, litigation or community opposition could further affect the successful permitting of operations.
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
Major equipment failures, natural disasters including severe weather, terrorist acts, acts of war, cyber-attacks or other breaches of network systems or security that affect computer systems within our network could disrupt our business functions, including our production activities. Our mines and mills are automated and networked such that a cyber incident involving our information systems and related infrastructure could negatively impact our operations. A corruption of our financial or operational data or an operational disruption of our production infrastructure could, among other potential impacts, result in: (i) loss of production or accidental discharge; (ii) expensive remediation efforts; (iii) distraction of management; (iv) damage to our reputation or our relationship with customers; or (v) in events of noncompliance, which events could lead to regulatory fines or penalties. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
Environmental Risks
We must comply with comprehensive environmental statutes, regulations and other governmental controls, and we face significant environmental risks.
All phases of our operations are subject to environmental regulation. In Canada and the United States, environmental laws provide for, among other things, restrictions and prohibitions on spills, releases, emissions and discharges of various substances produced in association with, or resulting from, our operations. These laws also require that facility sites and mines be operated, maintained and reclaimed to the satisfaction of applicable regulatory authorities, including long-term obligations. Compliance with such laws, including without limitation, detailed monitoring and reporting requirements, require significant expenditures. An exceedance of a permit limitation or failure to comply with a permit requirement may result in the imposition of fines and penalties, some of which may be material. Companies engaged in the exploration, development and operation of mineral properties often experience increased costs and delays as a result of compliance with applicable laws, regulations and permits.

For example, a decision to mine Phase 8 (the next phase of production) at TC Mine would entail expansion of some facilities, with additional permitted surface disturbance on approximately 200 acres of US Bureau of Land Management ("BLM") administered land, 185 acres of National Forest System land and approximately 110 acres of private land owned by us. As a result, the mining of Phase 8 is subject to environmental analysis and preparation of an environmental impact statement ("EIS") pursuant to the federal National Environmental Policy Act ("NEPA"). The EIS also covers a proposed land exchange in which we would receive approximately 5,000 acres of BLM land in exchange for 900 acres of private lands owned by us. The BLM is the lead agency for preparation of the EIS and other federal and state agencies are cooperating agencies. The EIS was completed in early-2015 and will be the basis for Records of Decision (RODs) issued by both the BLM and the United States Forest Service to approve our proposed Modified Mine Plan of Operations, by the BLM to approve the proposed land exchange (including a related amendment of the Resource Management Plan for the BLM's Challis Resource Area) and by the US Army Corps of Engineers to approve issuance of a permit under section 404 of the Clean Water Act. There is no assurance that the RODs will be issued, or that these documents will be completed or issued on terms and conditions acceptable to us. The agencies' preferred alternatives in the EIS, or consultation pursuant to the Endangered Species Act, may include terms and conditions that impose regulatory or reclamation requirements that will materially increase our costs during operations and closure of TC Mine. Moreover, litigation may be filed challenging the NEPA process for the mine expansion or the land exchange and the result thereof, which could materially increase our costs, or prevent or delay our ability to implement the expansion or the land exchange.
Similarly, at Endako Mine, we filed an application for an amendment to our permit issued under the British Columbia Mines Act in September 2014. This application is pending before the Ministry of Energy and Mines. The Mines Act Permit Amendment (MAPA) may be affected by the outcome of an Aquatic Effects Monitoring Program (AEMP) required by the B.C. Ministry of Environment in a March 2014 amendment to our Effluent Permit issued under the Environmental Management Act. The outcome of the AEMP and MAPA processes may include terms and conditions that impose regulatory or reclamation requirements that will materially increase our costs during operations and closure of Endako Mine. Moreover, litigation may be filed challenging the MAPA process, which could materially increase our costs, or prevent or delay our ability conduct mining operations at Endako Mine.
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
The US federal and state governments may also enact an emission trading or similar program for greenhouse gas emissions, which could significantly increase our energy and regulatory compliance costs. For example, the US federal government has considered legislation to reduce greenhouse gas emissions through a cap-and-trade system of allowances and credits, among other provisions. In addition, the US Environmental Protection Agency has developed final rules requiring certain emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions.
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
The mining industry is intensely competitive, and we compete with many companies that have more financial and technical resources than we do. Our competitive position is based on the quality and grade of our mineral reserves, our operating performance, our ability to manage our costs compared to other producers throughout the world, our ability to maintain our financial integrity through the lows of the metal price cycles and our ability to manage our customer relationships. Our costs are governed to a large extent by the location, grade and nature of our mineral reserves; our input costs including energy, labor and equipment; and our operating and management skills. The metals markets are cyclical, and our ability to maintain our competitive position over the long term is based on our ability to manage our costs, acquire and develop quality deposits and hire and retain a skilled workforce. We intend to continue to grow our business through our exploration program and through future acquisitions; however, in the near term our substantial indebtedness will limit our ability to significantly grow our business. Our competitors may have an advantageous market position and have greater financial and other resources and may, therefore, be able to better withstand poor and volatile market conditions, obtain financing on better terms and attract better or more qualified employees, any of which may have an adverse impact on our business, financial condition and results of operations.
We are dependent upon key management personnel and executives.
We are dependent upon a number of key management personnel. Our ability to manage our financial, operating, legal, development and exploration activities, and hence our success, depend in large part on the efforts of these individuals. We face intense competition for qualified personnel, and there can be no assurance that we will be able to attract and retain such personnel. We do not maintain "key person" life insurance. Accordingly, the loss of the services of one or more of such key management personnel could have a material adverse effect on our business.
Our business depends on good relations with our employees.
Production at our operations depends on the efforts of our employees. Endako Mine and Langeloth Facility each have certain unionized employees. The labor agreement currently in place with respect to the unionized employees at our Langeloth Facility is effective through March 11, 2016, and the labor agreement currently in place with respect to the unionized employees at Endako Mine is effective through March 31, 2015, with continuation under existing terms until either party provides notice requiring negotiation of a new collective bargaining agreement. Although our unionized employees have agreed to "no-strike" clauses during the terms of their respective union agreements, there can be no assurance that Endako Mine and Langeloth Facility will not suffer from work stoppages. A strike, lockout or other work stoppage at one or both of these operations could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that one or both union agreements will be renewed on a timely basis and on terms favorable to us. There is also a possibility that our employees at TC Mine and Mount Milligan Mine could organize and certify a union in the future.
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
Our stock price may be volatile and your investment in our common stock could suffer a decline in value. In addition, your investment in our common stock could suffer significant dilution if we convert a significant portion of our outstanding debt to equity in connection with a debt restructuring transaction.
Broad market and industry factors may adversely affect the price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our common stock may include, among other things:

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	conditions or trends in our industry, the market or the economy generally;

•	changes in the prices of copper, gold or molybdenum;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the mining industry;

•	the inability to service or restructure our debt;

•	changes in our credit rating or future prospects;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	capital commitments;

•	failure to meet the conditions necessary to remain listed for trading on the Toronto Stock Exchange (“TSX”), OTCQX or other similar markets;

•	additions or departures of key personnel;

•
changes in accounting standards, policies, guidance, interpretations or principles, or the failure to comply with accounting standards applicable to us or to maintain effective internal control over financial reporting; and

•	sales of our common stock, including sales by our directors, officers or significant stockholders.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. In addition, in connection with a restructuring or refinancing, we may seek to convert a significant portion of our outstanding debt to equity, including the exchange of debt for shares of our common stock, which could result in substantial dilution to our current shareholders.
If we cannot meet the TSX continued listing requirements, our common stock may be delisted from the TSX.
On January 14, 2016, the NYSE suspended trading of our common stock on the NYSE due to current stock levels and our common stock was subsequently delisted from the NYSE. On January 15, 2016, our common stock began trading on the OTCQX under the stock symbol "TCPTF." Our common stock continues to be listed on the Toronto Stock Exchange (TSX).
The TSX has rules for continued listing, including minimum market capitalization and other requirements. If we fail to meet the continued listing requirements of the TSX, for example, due to a decrease in our market capitalization, our common stock may be delisted. A delisting of our common stock could negatively impact us and investors may face material adverse consequences, including, but not limited to, a lack of trading market for our common stock, decreased liquidity, reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity or debt financing to fund our operations, decreased analyst coverage for our common stock, and limited ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the TSX might negatively impact our reputation and, as a consequence, our business.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is listed on the Toronto Stock Exchange ("TSX") under the symbol "TCM" and was listed on the New York Stock Exchange ("NYSE") under the symbol "TC" through January 14, 2016. On January 14, 2016, the NYSE suspended trading of our common stock due to current stock price levels and our common stock was subsequently delisted from the NYSE. On January 15, 2016, our common stock began trading on the OTCQX under the stock symbol "TCPTF."
The following table sets forth information relating to the high and low sales prices of our common stock on the NYSE and TSX for the quarterly periods indicated.

		Price Range of Common Stock
		NYSE ($)		TSX (C$)
		High	Low	High	Low
2014	1st quarter	3.11	2.10	3.39	2.31
	2nd quarter	3.17	2.15	3.46	2.39
	3rd quarter	3.09	2.20	3.38	2.45
	4th quarter	2.27	1.37	2.55	1.57
2015	1st quarter	1.75	1.13	2.05	1.41
	2nd quarter	1.49	0.81	1.84	1.01
	3rd quarter	0.85	0.42	1.02	0.56
	4th quarter	0.58	0.18	0.75	0.23
On February 22, 2016, there were 222,100,475 shares of our common stock outstanding, which were held by 51 stockholders of record.
Dividends
We have not declared or paid any dividends on our common stock since the date of our formation. We intend to retain our earnings, if any, to finance the growth and development of our business and have no present intention of paying dividends or making any other distributions in the foreseeable future. In addition, the indentures governing our Senior Notes contain covenants restricting our ability to pay dividends to our shareholders.
Stock Performance Graph
The following graph compares the cumulative total shareholder return for $100 invested in our common stock on the TSX on December 31, 2010 against the cumulative total shareholder return of the S&P/TSX Composite Index and the S&P Composite Index—Materials for our five most recently completed years, assuming the reinvestment of all dividends (all amounts assume a foreign exchange rate of US$1.00 = C$1.00):

	2010	2011	2012	2013	2014	2015
Thompson Creek Metals Company Inc.	$100.00	$48.77	$28.22	$35.20	$29.29	$1.99
S&P/TSX Composite Index	$100.00	$91.29	$97.85	$135.96	$150.31	$112.06
S&P/TSX Composite Index—Materials	$100.00	$78.80	$74.32	$103.04	$100.39	$40.53
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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(US dollars in millions, except per share amounts)
Statement of Operations Data:
Revenues
Copper sales	$151.1	$178.4	$8.7	$—	$—
Gold sales	209.8	172.3	5.6	—	—
Molybdenum sales	103.7	441.2	400.8	386.8	651.9
Tolling, calcining and other	29.5	14.8	19.3	14.6	17.2
Total revenues	494.1	806.7	434.4	401.4	669.1
Costs and expenses:
Cost of sales
Operating expenses	305.6	523.8	328.2	374.5	392.8
Depreciation, depletion and amortization	98.6	99.9	51.9	64.0	74.7
Total cost of sales	404.2	623.7	380.1	438.5	467.5
Selling and marketing	10.7	14.1	9.3	8.0	9.7
Accretion expense	2.3	3.6	2.4	2.3	1.9
Asset impairments	—	104.8	194.9	530.5	—
General and administrative	19.8	23.5	21.6	27.6	26.5
Exploration	2.5	0.9	1.4	2.2	14.2
Costs for idle mining operations	23.6	—	—	—	—
Total costs and expenses	463.1	770.6	609.7	1,009.1	519.8
Operating income (loss)	31.0	36.1	(175.3)	(607.7)	149.3
Other expense (income)	253.4	182.0	103.1	49.7	(154.0)
Income and mining tax (benefit) expense	(87.5)	(21.7)	(63.4)	(111.1)	11.2
Net (loss) income	$(134.9)	$(124.2)	$(215.0)	$(546.3)	$292.1
Net (loss) income per share
—basic	$(0.62)	$(0.64)	$(1.26)	$(3.24)	$1.75
—diluted	$(0.62)	$(0.64)	$(1.26)	$(3.24)	$1.73
Basic weighted-average shares outstanding	218.8	193.7	171.1	168.4	167.2
Diluted weighted-average shares outstanding	218.8	193.7	171.1	168.4	168.6
Adjusted Non-GAAP Measures: (1)
Adjusted net (loss) income (1)	$(49.8)	$54.6	$(5.0)	$(44.8)	$134.3
Adjusted net (loss) income per share—basic (1)	$(0.23)	$0.28	$(0.03)	$(0.27)	$0.80
Adjusted net (loss) income per share—diluted (1)	$(0.23)	$0.25	$(0.03)	$(0.27)	$0.80
Other Financial Data:
Cash generated by (used in) operating activities	$37.4	$184.8	$44.8	$(28.2)	$202.7
Capital expenditures	$61.3	$82.1	$428.9	$771.5	$686.6
Balance Sheet Data as of December 31:
Cash and cash equivalents	$176.8	$265.6	$233.9	$526.8	$294.5
Total assets	$2,376.4	$2,834.7	$3,208.7	$3,410.2	$2,947.2
Total debt, including capital lease obligations	$884.6	$944.7	$1,012.8	$1,010.5	$374.9
Total liabilities	$1,801.1	$1,947.2	$2,102.5	$2,008.3	$1,264.7
Shareholders' equity	$575.3	$887.5	$1,106.2	$1,401.9	$1,729.5
______________________________________________________________________________
(1) See Non-GAAP Financial Measures in Item 7 for the definition and reconciliation of these non-GAAP measures.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Thompson Creek Metals Company Inc. and its consolidated subsidiaries (collectively, "TCM," "we," "us" or "our") for the three months ended December 31, 2015 and 2014 and the three years ended December 31, 2015, and should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto in Item 8 and Risk Factors in Item 1A. This MD&A contains "forward-looking statements". See "Statement Regarding Forward-Looking Information," above.
 The results of operations reported and summarized below are not necessarily indicative of future operating results. Throughout this MD&A, all references to earnings or losses per share are on a diluted basis, unless otherwise noted. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). All dollar amounts are expressed in United States dollars ("$") in millions unless otherwise indicated. References to C$ refers to Canadian dollars.
Highlights for 2015

•
Total cash and cash equivalents at December 31, 2015 were $176.8 million compared to $265.6 million at December 31, 2014. Total debt, including capital lease obligations, at December 31, 2015 was $884.6 million, compared to $944.7 million at December 31, 2014.

•	Cash generated by operating activities was $37.4 million in 2015 compared to $184.8 million in 2014.

•
Consolidated revenues for 2015 were $494.1 million compared to $806.7 million in 2014. Copper and gold sales contributed $360.9 million in revenue in 2015 compared to $350.7 million in 2014. Molybdenum sales for 2015 were $103.7 million compared to $441.2 million in 2014. The decrease in revenues was due primarily to our molybdenum mines being on care and maintenance, partially offset by slightly higher gold revenue.

•
Payable production at Mount Milligan Mine for 2015 was 71.4 million pounds of copper and 218,081 ounces of gold, compared to 2014 payable production of 64.6 million pounds of copper and 177,606 ounces of gold.

•
Non-GAAP unit cash cost per pound of copper produced for 2015 was, on a by-product basis, $0.55 per pound, and, on a co-product basis, $1.55 per pound of copper and $478 per ounce of gold. Non-GAAP unit cash costs in 2014 were, on a by-product basis, $1.15 per pound, and on a co-product basis, $1.97 per pound of copper and $525 per ounce of gold. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

•
Sales volumes and average realized sales prices for copper and gold for 2015 were 76.5 million pounds of copper at an average realized price of $2.28 per pound and 221,902 ounces of gold at an average realized price of $950 per ounce, as compared to 64.7 million pounds of copper at an average realized price of $3.02 per pound and 172,741 ounces of gold at an average realized price of $1,002 per ounce for 2014. Molybdenum sales volumes in 2015 were 12.1 million pounds at an average realized price of $8.55 per pound compared to 36.6 million pounds at an average realized price of $12.06 per pound for 2014.

•
Consolidated operating income for 2015 was $31.0 million compared to a consolidated operating income of $36.1 million for 2014. Consolidated operating income for 2015 was impacted by $23.6 million in costs of idle operations related to our molybdenum business and non-cash lower-of-cost-or-market product inventory write downs of $15.8 million. Consolidated operating income for 2014 was impacted by non-cash asset impairments of $104.8 million and non-cash lower-of-cost-or-market product inventory write downs of $25.5 million. Year over year consolidated operating income was lower due to our molybdenum mines being on care and maintenance.

•
Net loss for 2015 was $134.9 million, or $0.62 per share compared to a net loss of $124.2 million, or $0.64 per share for 2014. The net loss for 2015 and 2014 included non-cash foreign exchange losses of $168.4 million and $99.8 million, respectively, primarily on intercompany notes.

•
Non-GAAP adjusted net loss for 2015 was $49.8 million, or $0.23 per diluted share compared to a non-GAAP adjusted net income for 2014 of $54.6 million, or $0.25 per diluted share. Non-GAAP adjusted net (loss) income excludes the non-cash impact of asset impairment losses and foreign exchange losses, net of the related tax impacts and a non-cash release of tax valuation allowances. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP adjusted net income (loss).

•
Senior Notes repurchased during 2015 resulted in the principal retirement of $41.4 million of 2017, 2018 and 2019 Notes, reducing future interest payments by approximately $11.6 million. Total cash used during 2015 for this program was $44.8 million. During 2014 our Senior Notes (as defined below under the subheading “Liquidity") repurchases resulted in the principal retirement of $25.7 million of 2018 and 2019 Notes, reducing future interest payments by approximately $9.9 million. Total cash used during 2014 for this program was $23.4 million.

•
Cash capital expenditures in 2015 were $61.3 million, comprised of $54.9 million for Mount Milligan Mine and $6.4 million of other capital costs primarily related to TC Mine and the Langeloth Facility compared to $82.1 million in 2014.

See "Financial Review" and "Liquidity and Capital Resources" in this MD&A for additional information related to highlights.
Overview
We are a North American mining company. In 2015, we shifted the core focus of our business to copper and gold while at the same time developing a strategy to maintain the optionality of our molybdenum business. This shift in core focus was primarily the result of expected ongoing weakness in the molybdenum market due to an overall weak global economy for molybdenum products.
We have three reportable segments, based on products and geography: Copper-Gold, US Molybdenum and Canadian Molybdenum. The Copper-Gold segment represents the Mount Milligan Mine and includes the sale of copper-gold products, net of refining costs, and all expenditures, including all mining, milling, mine site general and administration, transportation and warehousing. The US Molybdenum segment includes all molybdenum sales from TC Mine and from the sale of third party molybdenum purchases as well as tolling and calcining revenue from Langeloth, all roasting and on-site administrative expenditures from Langeloth and all expenditures from TC Mine, which was placed on care and maintenance in December 2014, including all mine site general and administration costs, stripping costs for the first nine months of 2015, molybdenum beneficiation test-work costs and costs for idle mining operations. The Canadian Molybdenum segment includes all molybdenum sales from the 75% owned Endako Mine, which was placed on care and maintenance effective July 1, 2015, and our 75% share of expenditures from Endako Mine, including all mine site general and administration costs, severance costs, transportation costs, and costs for idle mining operations. Our 75% share of the care and maintenance and temporary suspension costs at Endako Mine along with the care and maintenance costs at TC Mine are reflected in costs for idle mining operations in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015.
Copper-Gold
During 2015 we completed 15 shipments of copper and gold concentrate and recorded 15 sales, compared to 12 shipments of copper and gold concentrate and 12 sales in 2014. Our 2015 and 2014 shipments had an average weight of approximately 10,000 dry tonnes.

For the fourth quarter of 2015 compared to the fourth quarter of 2014, payable copper production increased 8.0% primarily due to improved throughput and non-GAAP copper cash costs on a by-product basis decreased 31.9% primarily due to a 23.7% increase in gold sales together with a favorable Canadian exchange rate. These favorable changes were partially offset by higher costs for temporary secondary crushing and mill maintenance. For the fourth quarter of 2015, on a co-product basis, non-GAAP copper cash costs decreased by 26.1%, compared to the fourth quarter of 2014, primarily due to the favorable Canadian exchange rate.

Payable copper production increased 10.6% and non-GAAP copper cash costs on a by-product basis decreased 52.2% for fiscal year 2015 from 2014. Year over year, the increase in payable production was due to improved throughput, while the decrease in non-GAAP copper cash costs was primarily due to a 21.8% increase in gold sales in 2015. On a co-product basis, non-GAAP copper cash costs for 2015 decreased 21.3% from 2014, primarily due to higher payable copper production and a favorable Canadian exchange rate in 2015 compared to 2014. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

Payable gold production for the fourth quarter of 2015 increased 42.2% compared to the fourth quarter of 2014, with an 8.5% decrease in non-GAAP cash costs on a co-product basis, quarter over quarter. Quarter over quarter, the increase in payable production was primarily due to improved grade and recoveries and the decrease in non-GAAP unit cash costs was primarily due to an increase in gold production.

Payable gold production for 2015 increased 22.8% from 2014 primarily due to improved throughput and recoveries, with a 9.0% decrease in non-GAAP cash costs on a co-product basis period over period. Year over year, the decrease in unit cash costs on a co-product basis was primarily due to an increase in gold production in 2015. Cash costs during 2015 were impacted by the favorable Canadian exchange rate, as noted above. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

During the fourth quarter of 2015, the average daily mill throughput was 48,176 tpd, as compared to 43,781 tpd for the fourth quarter of 2014. During 2015, the average daily mill throughput was 44,214 tpd, as compared to 39,151 tpd for 2014. During the fourth quarter of 2015, recoveries averaged 79.3% for copper and 67.3% for gold, compared to 79.0% for copper and 60.8% for gold during the fourth quarter of 2014. During 2015 recoveries averaged 80.2% for copper and 68.6% for gold compared to 80.4% for copper and 63.1% for gold in 2014.

During the fourth quarter of 2015, mill availability was unfavorably impacted by the installation of a second SAG discharge screen deck to address overloading and recirculation issues. In addition to the scheduled shutdown to install the second SAG discharge screen deck, mill availability for the quarter was also unfavorably impacted by unscheduled shutdowns to reline mills and perform cleaning and maintenance on the SAG mill motors.

At year-end 2015, we achieved our goal of completing the ramp up process at the Mount Milligan Mine, with average daily mill throughput above 60,000 tonnes. During December, average daily mill throughput at the Mount Milligan Mine was 51,677 tonnes, with a daily average of 45,097 tonnes during the first half of the month and 57,847 tonnes during the second half of the month. Additionally, average daily mill throughput for the last week of December was 61,212 tonnes, with the highest day in December of 64,478 tonnes.

As a result of successfully addressing mechanical issues together with the continued addition of crushed material utilizing a temporary secondary crushing circuit, during the second half of December 2015 and during January 2016 we began to realize significant throughput improvements. During January we achieved 17 days of daily mill throughput above 60,000 tonnes of which 12 days were over 62,000 tonnes. We achieved a record daily mill throughput of 65,599 tonnes on January 9, 2016. We expect mill throughput to fluctuate from time to time due to maintenance shutdowns and other operational matters, and results for any period are not necessarily indicative of future results. With the increase in throughput after the recent step change improvements in the SAG mill discussed above, we have experienced a decline in January recoveries primarily due to below average performance in the ball mill, regrind and flotation circuits. The variables affecting performance in these circuits are being evaluated and action plans being developed to improve metal recovery. It is expected that staged improvements will be achieved over the next few months. As a result, first quarter 2016 recoveries are expected to be approximately 4%-6% lower than those in the fourth quarter of 2015.

We believe that a permanent secondary crushing circuit will increase the value of Mount Milligan Mine by providing more reliable throughput levels for the long-term at lower cost than what we can achieve with the temporary secondary crushing circuit. We have made the decision to move forward with the construction of the permanent secondary crushing circuit which we expect will enable us to consistently achieve average daily throughput of approximately 62,500 tpd. The permanent secondary crushing circuit is expected to be completed in the fourth quarter of 2016. The estimated total capital cost for the permanent secondary crushing circuit is expected to be in the range of $60 - $65 million. Of this total estimate, we incurred approximately $15.0 million in 2015 for engineering and concrete work and long lead items. Of the amount incurred in 2015, approximately $6.2 million was accrued as of December 31, 2015. In the fourth quarter of 2015, we made the decision to order the long-lead items for the permanent crusher and take additional steps in preparation for construction, and in the first quarter of 2016 we made the decision to commence construction. In 2016 we expect to spend $27 million for the long-lead items and other pre-construction items and an additional $20 million for the construction, plus or minus 10%. As discussed above, with construction commencing in February 2016, we believe we will be able to complete construction and commissioning by the end of 2016. Once installed and commissioned, we expect that the permanent secondary crusher will allow us to increase daily mill throughput to approximately 62,500 tonnes.

The government of British Columbia has announced a five-year power rate deferral program involving British Columbia’s crown corporation, BC Hydro. Final details of the program have not yet been publicly announced, but it is anticipated that mines operating in British Columbia may elect to participate in the program and enter into an agreement with BC Hydro under which a portion of such mine’s power bill may be deferred for a certain period of time, with deferred amounts accruing interest at a rate to be negotiated between the mining company and BC Hydro. We are monitoring this proposed program and assessing the potential participation of Mount Milligan Mine.
See “Selected Consolidated Financial and Operational Information” and “Segment Discussion” in this MD&A for additional information for our copper-gold operations during 2015 and 2014.
Molybdenum
In 2015 we transformed our business strategy for molybdenum to maximize the location and efficiency of our Langeloth Facility near Pittsburgh, Pennsylvania. We provide tolling services for customers by converting molybdenum concentrates to molybdenum oxide powder and briquettes and ferromolybdenum products. Additionally, we also purchase molybdenum concentrates to convert to upgraded products which are then sold in the metallurgical and chemical markets. Going forward, we expect Langeloth to generate sufficient cash flow to substantially cover the annual costs of care and maintenance at our two molybdenum mines enabling us to hold our molybdenum business on a cash neutral basis allowing us to retain the optionality to re-start our mines if a more favorable market presents itself.

During 2015, we shut down our sulfuric acid plant and molybdenum roasters to complete scheduled maintenance at Langeloth, which included replacement of the sulfur burner and general maintenance. Production at the molybdenum roasters resumed at the beginning of the fourth quarter of 2015. This planned maintenance will allow us to be successfully positioned to accomplish our goal of being one of the leading molybdenum conversion plants in the world. During 2015, we had cash capital expenditures of $5.6 million at our Langeloth facility related to this project.

During the quarter and year ended December 31, 2015, the molybdenum business generated net cash flows (net of capital expenditures) of approximately $1 million and $21 million, respectively, principally as a result of selling inventory mined in 2014 and realizing net trade receivables generated during prior year. During the quarter and year ended December 31, 2015, we sold 2.7 million and 12.1 million pounds of molybdenum, respectively at an average realized price of $6.39 and $8.55 per pound, respectively.

As previously disclosed, in December 2014, TC Mine was placed on care and maintenance after completing the processing of stockpiled ore from Phase 7. During the first seven months of 2015, we conducted limited stripping of waste at the mine for the next phase of mining; however, due to the continued weakness in the molybdenum market, we stopped the stripping project in early August 2015. For the year ended December 31, 2015, TC Mine incurred approximately $7.7 million in care and maintenance costs and $3.2 million in stripping costs. As of January 2016, we are operating a commercial molybdenum beneficiation circuit at our TC Mine to treat molybdenum concentrates to supplement the concentrate feed we source directly for our Langeloth facility. This follows a series of test runs conducted in 2015 with a variety of different concentrates, as a result of which, we concluded that we could profitably process high copper molybdenum concentrate through a beneficiation process at TC Mine, which is then transported to Langeloth for processing. In connection with the beneficiation test-work, for the year ended December 31, 2015, we incurred $3.7 million in costs, which are included in operating expenses in our Consolidated Statement of Operations and Comprehensive Loss.

Effective July 1, 2015, Endako Mine was placed on care and maintenance due to continued weakness in the molybdenum price. During 2015, we incurred approximately $15.9 million of temporary suspension and care and maintenance costs at Endako Mine, inclusive of one-time severance costs of $6.7 million, which represented our 75% share of such costs. We estimate that our share of care and maintenance costs in 2016 will be approximately $2 - $3 million, using an exchange rate of US$1.00 = C$1.35.

See “Selected Consolidated Financial and Operational Information” and “Operating Segment Discussion” in this MD&A for additional information for our molybdenum operations during 2015 and 2014.
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

The average published price for our products has fluctuated as follows for the periods shown:

	Copper (1)	Gold (2)	Molybdenum oxide (3)
January 2016	$2.02	$1,097	$5.35
Fourth quarter 2015	$2.22	$1,105	$4.82
Third quarter 2015	$2.39	$1,125	$5.82
Second quarter 2015	$2.74	$1,192	$7.48
First quarter 2015	$2.64	$1,219	$8.22
Fourth quarter 2014	$3.00	$1,201	$9.30
Third quarter 2014	$3.17	$1,283	$12.70
Second quarter 2014	$3.08	$1,301	$13.61
First quarter 2014	$3.19	$1,271	$9.98
______________________________________________________________________________
(1) Average Metals Bulletin Daily published price for London Metal Exchange (LME) settlement per pound.
(2) Average Metals Bulletin Daily published price for daily average London price per troy ounce.
(3) Average Platts Metals Week published price per pound for molybdenum oxide.
We have a hedging program in place to provide downside protection for copper and gold prices for 2015. See Note 6 for more information regarding our copper and gold financial instruments. See Item 1A, "Risk Factors" for a discussion of risks relating to commodity prices and commodity hedging activities.
Liquidity
Our cash and cash equivalents balance was $176.8 million at December 31, 2015 compared to $265.6 million at December 31, 2014. The decrease in our cash balance is primarily related to lower sales volumes from our molybdenum business, lower average realized sales prices for our copper, gold and molybdenum, capital expenditures of $61.3 million and the repurchase and retirement of $41.4 million of our 2017, 2018 and 2019 Notes ("Senior Notes"), partially offset by $19.8 million of tax refunds, of which $9.7 million has been accounted for as a net liability for unrecognized tax benefits due to an uncertain tax position primarily related to timing differences for certain deductions. Total cash used in 2015 for the note repurchases was $44.8 million, which also included the payment of interest of $1.3 million accrued up to the respective repurchase dates and a net premium of $2.0 million over the face value of the Senior Notes. Since the inception of the bond repurchase program in December 2014, we have repurchased and retired $67.1 million of our 2017, 2018 and 2019 Notes, with total cash used for these retirements of $68.2 million, which included the payment of interest of $1.6 million accrued up to the repurchase dates and $0.5 million net discount on the face value. Total future interest savings to maturity from these Senior Notes repurchases is approximately $21.5 million. Since the completion of the Mount Milligan Mine through December 31, 2015, we have repaid and retired approximately 13% of our debt balance, or approximately $133.6 million, including the net repayments of our capital lease obligations.
Copper and gold prices, the operating performance of our Mount Milligan Mine, the US$ to C$ foreign exchange rate and the scheduled maturities of our outstanding Senior Notes are the critical drivers of our liquidity and credit quality. We believe that estimated cash flow from our Mount Milligan Mine, together with cash on hand as of December 31, 2015, will provide sufficient liquidity to fund our planned capital expenditures, working capital needs and scheduled debt and interest payments until our outstanding Senior Notes come due, beginning in December 2017. This liquidity outlook assumes a spot price of approximately $2.00 per pound for copper, a spot price of approximately $1,000 per ounce for gold, a US$ to C$ foreign exchange rate of approximately US$1.00 = C$1.35, and financial assurance obligations, including assurances related to our reclamation obligations, substantially consistent with our current obligations.
The significant decline in copper prices in 2015 and the continuing and expected weakness in the base metals market has materially impacted our ability to generate sufficient cash flow from operations to fully repay our outstanding Senior Notes when they come due, and, as a result, our credit quality has declined and our long-term liquidity has been adversely affected. As previously disclosed, we have engaged financial advisors to assist us in evaluating strategic and financial alternatives available to us to de-lever the balance sheet and complete a capital refinance/restructure in order to insure that we can continue to operate with sufficient liquidity in the longer term while providing a platform for future growth opportunities. Our ability to refinance or restructure our debt or obtain additional financing is subject to a number of risks and uncertainties, and there can be no assurance that we will successfully complete a restructuring or refinancing on favorable terms or at all. Please refer to the "Liquidity and Capital Resources" section in this MD&A and Part I, Item 1.A “Risk Factors” for further discussion.
Outlook

Based on recent and continuing weakness in the copper price and the relative strength of the gold price, together with management’s expectations of metals prices in 2016, the mine plan for Mount Milligan Mine will emphasize production from zones with a higher gold grade. The mine plan underlying our 2016 guidance presented below was modified as compared to the mine plan presented in the National Instrument 43-101 ("NI 43-101") technical report. For additional information refer to our discussion in Item1 under the subheading Mineral Reserves.

As a result of this modification, we currently estimate that in 2016 our payable copper production will decrease approximately 10% to 25% and payable gold production will increase approximately 10% to 25%, as compared to actual payable copper and gold production in 2015. Depending upon the level of gold production and gold sales together with C$ to US$ exchange rates, cash costs on a by-product basis are estimated to be $0.25 to $0.70 per pound of copper in 2016. While our molybdenum business has been scaled back significantly due to the placement of TC Mine and Endako Mine on care and maintenance, we estimate that cash flows from the Langeloth Facility will be sufficient to substantially cover the cash costs and cash capital expenditures of the our molybdenum business during 2016, resulting in our molybdenum business being at or near cash neutral.
The following table presents our guidance for the full year 2016.

Year Ending December 31, 2016 (Estimated)
Mount Milligan Mine Copper and Gold (1)
Concentrate production (000's dry tonnes)	125 - 135
Copper payable production (000's lb)	55,000 - 65,000
Gold payable production (000's oz) (1)	240 - 270
Unit cash cost - By-product ($/payable lb copper produced): (2)	$0.25 - $0.70

Cash Capital Expenditures ($ in millions, plus or minus 10%):
Mount Milligan operations	$5
Mount Milligan tailings dam	$20
Mount Milligan secondary crusher (3)	$47
Total capital expenditures	$72
_______________________________________________________________________________

(1)	Estimates for cash costs and capital expenditures assume an average foreign exchange rate of US$1.00 = C$1.35 for 2016.

(2)	Assumes gold by-product credits at a weighted average gold price of $750/oz, which takes into account the $435/oz under the streaming arrangement with Royal Gold ("Gold Stream Arrangement").

(3)
Excludes $6.2 million in accruals as of December 31, 2015 that will be paid in 2016. The guidance we issued on January 14, 2016 showed a capital expenditure estimate for the permanent secondary crusher of $27 million. We noted that if we decided to move forward with the construction of the permanent secondary crusher in 2016, the estimate would increase by approximately $20 million. Now that we have made the decision to move forward with construction in 2016, we have increased the estimated capital expenditure by the $20 million (plus or minus 10%) expected to be incurred in connection with the construction and commissioning of the permanent secondary crusher.

See Item 1A for a discussion of risk factors relating to our production and cost guidance.

Selected Consolidated Financial and Operational Information
(US$ in millions, except per share, per pound and per ounce amounts)

	Three Months Ended December 31,		Years Ended December 31,
	2015	2014	2015	2014	2013
	(unaudited)
Financial Information
Revenues
Copper sales	$26.1	$38.1	$151.1	$178.4	$8.7
Gold sales	48.0	38.8	209.8	172.3	5.6
Molybdenum sales	17.0	87.7	103.7	441.2	400.8
Tolling, calcining and other	4.2	3.4	29.5	14.8	19.3
Total revenues	95.3	168.0	494.1	806.7	434.4
Costs and expenses
Cost of sales
Operating expenses	58.8	128.6	305.6	523.8	328.2
Depreciation, depletion and amortization	20.9	21.6	98.6	99.9	51.9
Total cost of sales	79.7	150.2	404.2	623.7	380.1
Total costs and expenses	92.1	266.1	463.1	770.6	609.7
Operating income (loss)	3.2	(98.1)	31.0	36.1	(175.3)
Other expense	49.2	53.9	253.4	182.0	103.1
Loss before income and mining taxes	(46.0)	(152.0)	(222.4)	(145.9)	(278.4)
Income and mining tax benefit	(58.9)	(16.4)	(87.5)	(21.7)	(63.4)
Net income (loss)	$12.9	$(135.6)	$(134.9)	$(124.2)	$(215.0)
Net income (loss) per share
Basic	$0.06	$(0.63)	$(0.62)	$(0.64)	$(1.26)
Diluted	$0.06	$(0.63)	$(0.62)	$(0.64)	$(1.26)
Cash (used in) generated by operating activities	$(19.7)	$34.9	$37.4	$184.8	$44.8
Adjusted Non-GAAP Measures: (1)
Adjusted net (loss) income (1)	$(17.1)	$(10.0)	$(49.8)	$54.6	$(5.0)
Adjusted net (loss) income per share—basic (1)	$(0.08)	$(0.05)	$(0.23)	$0.28	$(0.03)
Adjusted net (loss) income per share—diluted (1)	$(0.08)	$(0.05)	$(0.23)	$0.25	$(0.03)

	Three Months Ended December 31,		Years Ended December 31,
	2015	2014	2015	2014	2013
	(unaudited)
Operational Statistics
Copper
Payable production (000's lb) (2)	19,473	18,024	71,400	64,569	10,362
Cash cost ($/payable lb produced) - By-Product (1)	$0.79	$1.16	$0.55	$1.15	$7.76
Cash cost ($/payable lb produced) - Co-Product (1)	$1.39	$1.88	$1.55	$1.97	$5.40
Copper sold (000's lb)	16,123	15,478	76,536	64,692	2,801
Average realized sales price ($/lb) (1)	$1.92	$2.75	$2.28	$3.02	$3.29
Gold
Payable production (oz)	58,254	40,967	218,081	177,606	19,879
Cash cost ($/payable oz produced) - Co-Product (1)	$463	$506	$478	$525	1,468
Gold sold (oz)	51,781	38,910	221,902	172,741	5,541
Average realized sales price ($/oz) (1)	$932	$1,003	$950	$1,002	1,006
Molybdenum
Mined production (000's lb) (3)	—	4,328	—	26,256	29,945
Cash cost ($/lb produced)	$—	$10.34	$—	$6.91	$6.49
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	244	5,756	3,964	28,518	31,467
Purchased and processed product	2,410	2,376	8,164	8,061	5,054
	2,654	8,132	12,128	36,579	36,521
Average realized sales price ($/lb)	$6.39	$10.79	$8.55	$12.06	$10.97
_______________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)
Payable production for copper and gold reflects estimated metallurgical losses resulting from handling of the concentrate and payable metal deductions, subject to metal content, levied by smelters. The current payable percentage applied is approximately 95.0% for copper and 96.5% for gold, which may be revised on a prospective basis after sufficient history of payable amounts is determined.

(3)	Mined production pounds reflected were molybdenum oxide and HPM from our share of production from the mines (excluded molybdenum processed from purchased product).

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$176.8	$265.6
Total assets	$2,376.4	$2,834.7
Total debt, including capital lease obligations	$884.6	$944.7
Total liabilities	$1,801.1	$1,947.2
Shareholders' equity	$575.3	$887.5
Shares outstanding (000's)	221,622	214,148

Summary of Quarterly Results
(US$ in millions, except per share, per pound and per ounce amounts—unaudited)

	Dec 31 2015	Sep 30 2015	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014	Mar 31 2014
Financial Information
Revenues	$95.3	$141.7	$134.1	$123.0	$168.0	$229.3	$248.4	$161.0
Operating income (loss)	$3.2	$10.5	$12.1	$5.2	$(98.1)	$63.8	$57.3	$13.1
Net income (loss)	$12.9	$(60.9)	$0.3	$(87.2)	$(135.6)	$(11.1)	$61.6	$(39.1)
Income (loss) per share:
—basic	$0.06	$(0.28)	$0.00	$(0.41)	$(0.63)	$(0.05)	$0.35	$(0.23)
—diluted	$0.06	$(0.28)	$0.00	$(0.41)	$(0.63)	$(0.05)	$0.28	$(0.23)
Cash (used in) generated by operating activities	$(19.7)	$38.5	$23.9	$(5.3)	$34.9	$83.0	$50.7	$16.2
Adjusted Non-GAAP Measures (1)
Adjusted net (loss) income	$(17.1)	$(5.0)	$(13.5)	$(14.2)	$(10.0)	$38.3	$22.0	$4.3
Adjusted net (loss) income per share
—basic	$(0.08)	$(0.02)	$(0.06)	$(0.07)	$(0.05)	$0.18	$0.13	$0.03
—diluted	$(0.08)	$(0.02)	$(0.06)	$(0.07)	$(0.05)	$0.17	$0.10	$0.02
Operational Statistics
Copper
Payable production (000's lb) (2)	19,473	16,363	20,159	15,405	18,024	16,267	16,035	14,243
Cash cost ($/payable lb produced) - By-Product (1)	$0.79	$(0.16)	$0.48	$1.12	$1.16	$0.77	$0.33	$2.48
Cash cost ($/payable lb produced) - Co-Product (1)	$1.39	$1.66	$1.55	$1.64	$1.88	$1.80	$1.97	2.27
Copper sold (000's lb)	16,123	24,427	21,195	14,791	15,478	16,482	21,939	10,793
Average realized sales price ($/lb) (1)	$1.92	$2.09	$2.63	$2.47	$2.75	$3.02	$3.20	$3.01
Gold
Payable production (oz) (2)	58,254	53,791	59,917	46,119	40,967	60,366	37,030	39,243
Cash cost ($/payable oz produced) - Co-Product (1)	$463	$527	$434	$498	$506	$477	538	606
Gold sold (oz)	51,781	75,451	57,920	36,750	38,910	57,974	51,983	23,874
Average realized sales price ($/oz) (1)	$932	$926	$975	$986	$1,003	$952	$1,047	$1,025
Molybdenum
Mined molybdenum production (000's lb) (3)	—	—	—	—	4,328	6,560	7,481	7,887
Cash cost ($/lb produced)	$—	$—	$—	$—	$10.34	$6.77	$6.25	$5.75
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	244	592	576	2,552	5,756	6,732	7,439	8,591
Purchased and processed product	2,410	2,342	1,679	1,733	2,376	2,181	2,250	1,254
	2,654	2,934	2,255	4,285	8,132	8,913	9,689	9,845
Average realized sales price ($/lb)	$6.39	$7.86	$9.23	$10.00	$10.79	$13.94	$13.03	$10.45
___________________________________________________________

(1)	See "Non-GAAP Financial Measures" for the definition and reconciliation of these non-GAAP measures.

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

(3)	Mined production pounds reflected were molybdenum oxide and HPM from our share of production from the mines (excluded molybdenum processed from purchased product).
Three Months Ended December 31, 2015 (Unaudited)
Net Income (Loss)
Net income for the fourth quarter of 2015 was $12.9 million, or $0.06 per diluted share, compared to a net loss of $135.6 million, or $0.63 per diluted share for the fourth quarter of 2014. Net income in the fourth quarter of 2015 was primarily the result of a tax benefit of $58.9 million and operating income of $3.2 million, partially offset by non-cash foreign currency losses of $28.3 million primarily related to intercompany notes and interest and finance fee expense of $21.1 million. Net loss in the fourth quarter of 2014 was primarily the result of non-cash write downs of the molybdenum long-lived assets and materials and supplies inventory of $79.5 million, exploration property write downs of $25.3 million, molybdenum product inventory write downs of $25.5 million and non-cash foreign currency losses of $35.3 million primarily related to intercompany notes.
Non-GAAP adjusted net loss for the fourth quarter of 2015 (which excluded the non-cash impact of foreign exchange losses related to intercompany notes, net of tax impacts and a non-cash release of tax valuation allowances) was $17.1 million, or $0.08 per diluted share. Non-GAAP adjusted net loss for the fourth quarter of 2014 (which excluded asset impairments, net of tax impacts, and the non-cash impact of primarily unrealized foreign exchange losses, net of tax impacts) was $10.0 million, or $0.05 per diluted share.
Revenues
Revenues in the fourth quarter of 2015 were $95.3 million, down 43.3% compared to revenues of $168.0 million for the fourth quarter of 2014. Quarter over quarter the decrease in revenues was driven primarily by lower molybdenum sales due to TC Mine and Endako Mine being placed on care and maintenance and lower average realized sales prices of copper and gold, partially offset by higher gold sales volumes. During the fourth quarter of 2015, we sold 16.1 million pounds of payable copper at an average realized sales price of $1.92 per pound of copper and 51,781 ounces of payable gold at an average realized sales price of $932 per ounce of gold. During the fourth quarter of 2014, we sold 15.5 million pounds of payable copper and 38,910 ounces of payable gold at average realized sales prices of $2.75 per pound of copper and $1,003 per ounce of gold, respectively.
During the fourth quarter of 2015 and 2014, we sold 2.7 million and 8.1 million pounds of molybdenum, respectively at an average realized price of $6.39 and $10.79 per pound, respectively.
Operating Expenses
Operating expenses for the fourth quarter of 2015 were $58.8 million, which were down 54.3% from the same quarter in 2014. Quarter over quarter, the decrease in operating expenses was primarily due to our molybdenum mines being placed on care and maintenance together with the favorable impact of Canadian foreign exchange rates on our copper-gold operating expenses, partially offset by the costs of temporary secondary crushing.
Lower-of-cost-or-market/net realizable value product inventory write downs within operating expenses for each reportable segment during the three months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended December 31,
	2015	2014
US Operations Molybdenum	$3.4	$2.1
Canadian Operations Molybdenum	—	11.5
	$3.4	$13.6
Molybdenum product inventory write downs in the fourth quarter of 2015 were primarily related to third party purchased product and were the result of declining prices. Molybdenum product inventory write-downs in the fourth quarter of 2014 were primarily the result of higher cost production from Endako Mine together with declining prices.
As mentioned above, quarter over quarter operating expenses were favorably impacted by foreign exchange rates. The foreign exchange rate averaged US$1.00 = C$1.34 for the fourth quarter of 2015 compared to an average rate of US$1.00 = C$1.14 for fourth quarter of 2014.

The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the fourth quarter of 2015 was $0.79 per pound of payable copper produced, on a by-product basis, $1.39 per pound of payable copper produced on a co-product basis and $463 per ounce of payable gold produced on a co-product basis. The by-product cash cost for copper for the fourth quarter of 2015 was favorably impacted by a higher volume of gold ounces sold, partially offset by a lower average realized sales price for gold in the fourth quarter of 2015 as compared to the fourth quarter of 2014.
Depreciation, Depletion and Amortization Expense ("DD&A")
DD&A in the fourth quarter of 2015 was $20.9 million compared to $21.6 million in the fourth quarter of 2014. Quarter over quarter the decrease in DD&A is primarily due to significantly lower sales of molybdenum inventory, together with the absence of ongoing DD&A for TC Mine and our share of Endako Mine as a result of our molybdenum mines being put on care and maintenance, largely offset by higher DD&A from Mount Milligan Mine due to significantly higher gold sales volume in the fourth quarter of 2015.
Lower-of-cost-or-market/net realizable value product inventory write downs within DD&A for the three months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended December 31,
	2015	2014
US Operations Molybdenum	$0.1	$0.2
Canadian Operations Molybdenum	—	1.1
	$0.1	$1.3
General and Administrative Expense
General and administrative expense in the fourth quarter of 2015 was $4.7 million compared to $6.6 million in the fourth quarter of 2014. Quarter over quarter, the decrease in general and administrative expense was primarily due to lower salaries and benefits expense. General and administrative expense for the fourth quarter of 2015 and 2014 included $0.4 million and $0.6 million, respectively, in stock-based compensation expense. In accordance with US GAAP, stock-based compensation is included in the specific statement of operations categories that include the compensation costs of the employees, officers and directors for which the stock-based award applies.
Exploration Expense
Exploration expense in the fourth quarter of 2015 and 2014 was $2.4 million and $0.3 million, respectively. Quarter over quarter, the increase in exploration expense is due primarily to $2.2 million in exploration expense, incurred in the fourth quarter of 2015, relating to an exploration project in south-central British Columbia known as "IKE".
Asset Impairments
Our impairment analysis did not result in any long-lived asset impairments during the fourth quarter of 2015. During 2014, we wrote-off the property, plant and equipment and materials and supplies assets of our US and Canadian molybdenum operations to their overall liquidation values.

The following table sets forth the write downs of property, plant, and equipment and development assets, mineral reserves and materials and supplies inventory for the periods presented:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
US Operations Molybdenum
Property, plant, and equipment	$—	$—	$127.8
Materials and supplies	—	3.3	1.6
Canadian Operations Molybdenum
Property, plant, and equipment	—	66.7	59.4
Materials and supplies	—	9.5	5.3
Exploration Properties and Other
Mineral reserves		25.3	—
Land	—	—	0.8
	$—	$104.8	$194.9

Our asset impairment charges in the fourth quarter of 2014 were primarily related to Endako Mine and was recorded as a result of our decision to suspend operations. Additionally, during the fourth quarter of 2014 we recorded impairments of our exploration properties given the expected and continued weakness in commodity prices.

Our asset impairment charges during the fourth quarter of 2013 were primarily related to TC Mine and Endako Mine. TC Mine assets were impaired as a result of our decision to put TC Mine on care and maintenance while Endako Mine asset impairments were a result of an update to Endako Mine molybdenum reserves using a price of $10 per pound of molybdenum oxide compared to $12 per pound used previously.

Interest and Finance Fees

Interest and finance fees were $21.1 million in the fourth quarter of 2015 compared to $22.9 million in the fourth quarter of 2014. Quarter over quarter, the decrease in interest and finance fees was due to the repurchase and retirement of certain of our Senior Notes as discussed in Note 9 within Item 8 for further discussion. In the fourth quarter of 2015 and 2014, we capitalized $0.6 million and $0.8 million, respectively of interest and amortization of debt issuance costs. We capitalize interest expense allocable to the cost of developing mining properties and to construct new facilities until assets are ready for their intended use. Capitalized interest is amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.

Gain from Debt Extinguishment

We did not have any gain from debt extinguishment in the fourth quarter of 2015. Gain from debt extinguishment of $2.1 million in the fourth quarter of 2014 was due to the retirement of certain Senior Notes repurchased in the open market at less than their outstanding principal amount net of the effect of writing off deferred financing costs associated with such Senior Notes. There was no such repurchase in the fourth quarter of 2015. Please refer to Note 9 in Item 8 for further discussion.

Foreign Exchange Gains and Losses

We recognized $28.3 million and $35.3 million of foreign exchange losses in the fourth quarter of 2015 and 2014, respectively. These non-cash foreign currency losses were primarily unrealized and related to intercompany notes that were entered into as part of a strategy to manage cash balances to fund our operations and provide future tax benefits. Quarter over quarter the decrease in foreign exchange losses was primarily due to a net decrease in borrowings offset by the relative weakening of the C$ against the US$. The rate at which the intercompany notes were revalued was US$1.00 = C$1.38 at December 31, 2015, compared to US$1.00 = C$1.16 at December 31, 2014.
The foreign exchange losses in the fourth quarter of 2015 and 2014 included approximately $1.3 million of realized losses primarily related to forward currency contracts and $2.0 million in realized gains primarily on other operating items.

Income and Mining Tax Benefit
For the fourth quarter of 2015, we had a tax benefit of $58.9 million compared to a benefit of $16.4 million for the fourth quarter of 2014. The primary difference in the effective tax rate between the two periods is driven by the change in our valuation allowances in the fourth quarter of 2015 due to a change in the legal structure as a result of the current operational status of our molybdenum mines in order to optimize the use of our tax attributes.
As a result of a change in the legal structure in 2015, which will facilitate a future consolidation of Canadian tax reporting entities, our valuation allowances changed. The change had a favorable impact on the amount of our deferred taxes that we expect will be realized in the future, resulting in the reversal of $51.6 million of valuation allowances associated with those deferred tax assets.
As a result of the impairments of our exploration stage properties in the fourth quarter of 2014, we recognized a tax benefit of $7.0 million through a reduction of deferred tax liabilities. However, the asset impairment for Endako Mine and TC Mine assets for the fourth quarter of 2014 did not have a tax impact due to a valuation allowance. This yielded a net effective tax rate of 6.7% on $104.8 million of asset impairments.
The tax benefit for the three months ended December 31, 2015 was decreased due to a $1.0 million loss on foreign exchange recorded as a component of deferred tax benefit. The tax benefit for the three months ended December 31, 2014 was also increased due to a $0.5 million gain on foreign exchange recorded as a component of deferred tax benefit.
Three Years Ended December 31, 2015
Net Loss
Net loss for the year ended December 31, 2015 was $134.9 million, or $0.62 per diluted share, compared to a net loss of $124.2 million, or $0.64 per share, for the year ended December 31, 2014 and a net loss of $215.0 million, or $1.26 per share, for the year ended December 31, 2013.
The net loss for 2015 was primarily the result of non-cash foreign currency losses of $168.4 million primarily on intercompany notes, and interest and finance fee expense of $87.3 million, partially offset by an income and mining tax benefit of $87.5 million and operating income of $31.0 million.
The net loss for 2014 was primarily the result of non-cash asset impairments of $104.8 million, non-cash foreign currency losses of $99.8 million primarily on intercompany notes and interest and finance fee expense of $92.3 million partially offset by an income tax benefit of $21.7 million.
The net loss for 2013 was primarily the result of $194.9 million in non-cash asset impairments, non-cash foreign currency losses of $70.8 million primarily on intercompany notes and interest and finance fee expense of $24.1 million, partially offset by an income tax benefit of $63.4 million.
The net loss for the years ended December 31, 2015, 2014 and 2013 also included product inventory write downs of $15.8 million, $25.5 million and $57.8 million, respectively.
Non-GAAP adjusted net loss for the year ended December 31, 2015 was $49.8 million, or $0.23 per diluted share, non-GAAP adjusted net income for the year ended December 31, 2014 was $54.6 million, or $0.25 per diluted share, and non-GAAP adjusted net loss for the year ended December 31, 2013 was $5.0 million, or $0.03 per diluted share. See "Non-GAAP Financial Measures" below for the definition and reconciliation of adjusted net (loss) income.
Revenue
Revenues for the year ended December 31, 2015 were $494.1 million, down 38.8% compared to 2014, primarily due to our molybdenum mines being placed on care and maintenance partially offset by slightly higher revenues from Mount Milligan Mine.
During 2015, we sold 76.5 million pounds of payable copper at an average realized sales price of $2.28 per pound and 221,902 ounces of payable gold at an average realized sales price of $950 per ounce for total revenues of $360.9 million compared to the sale of 64.7 million pounds of payable copper at an average realized sales price of $3.02 per pound and 172,741 ounces of gold at an average realized sales price of $1,002 per ounce for total revenue of $350.7 million during 2014.

During 2015, we made 15 shipments to MTM Customers, recognized 15 sales and received 14 provisional payments. Additionally, in 2015, we received 14 final settlement payments for 14 shipments, five of which related to 2014 shipments. During 2014, we made 12 shipments to MTM Customers, recognized 12 sales and received provisional payments for 12 shipments and final settlement payments for eight shipments, one of which related to 2013. During 2013, we made one shipment to MTM Customers, recognized one sale and received a provisional payment for this shipment.
Revenues for the year ended December 31, 2014 were $806.7 million, up 85.7% compared to 2013. Year over year, the increase in revenue was due to 12 copper and gold sales in 2014 compared to one sale in 2013.
During 2015, 2014 and 2013, we sold 12.1 million pounds, 36.6 million pounds and 36.5 million pounds of molybdenum, respectively, of which 4.0 million pounds, 28.5 million pounds and 31.5 million pounds, respectively, were from our molybdenum mines. The average realized sales priced for molybdenum for the years ended December 31, 2015, 2014 and 2013 were $8.55 per pound, $12.06 per pound and $10.97 per pound respectively.
Operating Expenses
Operating expenses in 2015 were $305.6 million, down 41.7% compared to 2014. Year over year, the decrease in operating expenses was primarily the result of TC Mine and Endako Mine being placed on care and maintenance as well as lower operating expenses at Mount Milligan Mine due to favorable Canadian foreign exchange rates. Additionally, year over year, the favorable impact of foreign exchange rates on operating expenses at Mount Milligan Mine was partially offset by temporary secondary crushing costs and mill maintenance costs (related to various operational issues) in addition to the increase in operating expenses in 2015 from the sale of copper and gold inventory produced in 2014 at higher cost.
Operating expenses in 2014 were $523.8 million, up 59.6% compared to 2013. The increase in operating expenses in 2014 compared to 2013 was primarily the result of operating Mount Milligan Mine for an entire year, which was partially offset by a decrease in lower-of-cost-or-net realizable value product inventory write-downs primarily due to the start-up of the Mount Milligan Mine in 2013.
Lower-of-cost-or-market/net realizable value product inventory write downs within operating expenses for 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
Copper-Gold	$—	$—	$20.2
US Operations Molybdenum	13.7	2.1	—
Canadian Operations Molybdenum	1.4	20.4	24.1
	$15.1	$22.5	$44.3
Molybdenum product inventory write downs in 2015 were primarily related to third party purchased product and were the result of declining prices. Molybdenum product inventory write downs for the Canadian Operations Molybdenum segment in 2014 were primarily the result of higher cost production from Endako Mine due to lower than anticipated ore grades and recoveries. Product inventory write downs for the US Operations Molybdenum segment in 2014 were primarily the result of higher cost of production from TC Mine in the fourth quarter of 2014 as we processed stockpiled ore from Phase 7, which resulted in higher unit cash costs in relation to molybdenum market prices. Canadian Operations Molybdenum product inventory write downs in 2013 were primarily due to various operational issues experienced in the first half of 2013, together with materials and supplies surplus and obsolete inventory write downs in the fourth quarter of 2013, which resulted in higher unit cash costs in relation to molybdenum market prices. Copper-gold product inventory write downs in 2013 were the result of the start-up of the mine, with higher unit cash costs in relation to copper and gold market prices.
The non-GAAP financial measures of cash cost per pound produced from our Copper-Gold operations for 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
Copper-Gold
Copper ($/payable lb. produced - By-product basis)	$0.55	$1.15	$7.76
Copper ($/payable lb. produced - Co-product basis)	$1.55	$1.97	$5.40
Gold ($/payable oz. produced - Co-product basis)	$478	$525	$1,468

For Copper-Gold, 2015 unit cash costs were lower when compared to 2014 due primarily to higher production and favorable exchange rates in 2015. Additionally, on a by-product basis, 2015 copper cash costs were lower due to higher gold sales in 2015. For Copper-Gold, unit cash costs for 2014 were significant lower when compared to 2013 since 2014 unit cash costs reflected production for the full year whereas the 2013 unit cash costs reflected production for the fourth quarter of 2013 only, due to the start-up of Mount Milligan Mine.
During 2015 TC Mine and Endako Mine were on care and maintenance/suspended operations.
DD&A
DD&A in 2015 was $98.6 million, a decrease of 1.3%, compared to 2014. Year over year DD&A decreased primarily due to significantly lower sales of molybdenum inventory in 2015, absence of ongoing other DD&A for TC Mine and our share of Endako Mine, as a result of idle mining operations and reduced lower-of-cost-or-market/net realizable value product inventory write downs, largely offset by higher DD&A from Mount Milligan Mine due to significantly higher copper and gold sales volume in 2015.
DD&A in 2014 was $99.9 million, an increase of 92.5%, compared to 2013. Year over year, the increase in DD&A was primarily attributable to the addition of a full year of DD&A at Mount Milligan Mine, which was partially offset by reduced lower-of-cost-or-market product inventory write downs and lower DD&A at TC Mine and Endako Mine due to the non-cash write-downs of the property, plant and equipment at TC Mine and Endako Mine in the fourth quarter of 2013, which reduced the carrying value and depreciable base of our molybdenum assets (or our share of the carrying value and depreciable base of the assets, in the case of Endako Mine) and a lower volume of molybdenum pounds sold from our mines compared to 2013.
Lower-of-cost-or-market/net realizable value product inventory write downs within DD&A for 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
Copper-Gold	$—	$—	$2.1
US Operations Molybdenum	0.6	0.2	—
Canadian Operations Molybdenum	0.1	2.8	4.1
	$0.7	$3.0	$6.2
General and Administrative Expense
General and administrative expense in 2015 was $19.8 million compared to $23.5 million and $21.6 million in 2014 and 2013, respectively. General and administrative expense decreased in 2015 from 2014 primarily due to a $2.3 million decrease in salaries and benefits expense and a $1.0 million decrease in consulting services. General and administrative expenses were higher in 2014 compared to 2013 primarily due to a $1.8 million increase in compensation expense in connection with severance costs and bonuses, a $1.3 million increase in tax consulting and audit services which were partially offset by other lower consulting fees. General and administrative expense in 2015, 2014 and 2013 included $3.4 million, $3.6 million and $3.3 million, respectively, of non-cash stock-based compensation expense.
Exploration Expense
Exploration expense in 2015 was $2.5 million compared to $0.9 million in 2014 and $1.4 million in 2013. Year over year, the increase in exploration expense was due primarily to $2.2 million in exploration expense in 2015 relating to the IKE project.
Exploration expense in 2014 was $0.9 million compared to $1.4 million in 2013. The 2014 expenses were primarily comprised of mineral tenure payments of $0.5 million relating to the Berg and Maze Lake properties and $0.4 million relating to exploration activities primarily at Mount Milligan Mine. The 2013 expenses were primarily $0.6 million in mineral tenure payments for the Berg property, exploration drilling activities at TC Mine, Endako Mine and Mount Milligan Mine of $0.2 million, and $0.6 million for property payments on the Davidson property.
Asset Impairments
Our impairment analysis did not result in any long-lived asset impairments during 2015. As discussed below, during 2014, we wrote-off the property, plant and equipment and materials and supplies assets of our US and Canadian molybdenum operations to their overall liquidation values.

The following table sets forth the write downs of property, plant, and equipment and development assets, mineral reserves and materials and supplies inventory for the periods presented:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
US Operations Molybdenum
Property, plant, and equipment	$—	$—	$127.8
Materials and supplies	—	3.3	1.6
Canadian Operations Molybdenum
Property, plant, and equipment assets	—	66.7	59.4
Materials and supplies	—	9.5	5.3
Exploration Properties and Other
Mineral reserves	—	25.3	—
Land	—	—	0.8
	$—	$104.8	$194.9

Our 2014 asset impairment charges were primarily related to Endako Mine and was recorded as a result of our decision to suspend operations. Additionally, during 2014 we recorded impairments of our exploration properties given the expected and continued weakness in commodity prices.

Our 2013 asset impairment charges were primarily related to TC Mine and Endako Mine. TC Mine assets were impaired as a result of our decision to put TC Mine on care and maintenance while Endako Mine asset impairments were a result of an update to Endako Mine molybdenum reserves using a price of $10 per pound of molybdenum oxide compared to $12 per pound used previously.

Interest and Finance Fees
Interest and finance fees were $87.3 million for the year ended December 31, 2015 compared to $92.3 million for the year ended December 31, 2014. Year over year, the decrease in interest and finance fees was due to the repurchase and retirement of certain of our Senior Notes as discussed in Note 9 within Item 8.
Interest and finance fees of $87.3 million in 2015 were composed of $83.0 million in interest and finance fees on senior secured and unsecured notes and tMEDS, $4.2 million in interest on mobile mining equipment loans and $0.1 million in debt issuance cost amortization and commitment fees. In 2015, we capitalized interest and debt issuance costs totaling $1.7 million. As of December 31, 2015, all obligations with respect to the tMEDS had been satisfied and no tMEDS remain outstanding.
Interest and finance fees of $92.3 million in 2014 were composed of $87.0 million in interest and finance fees on our Senior Notes and tMEDS, $5.1 million in interest on mobile mining equipment loans and $0.2 million in debt issuance cost amortization and commitment fees. In 2014, we capitalized interest and debt issuance costs totaling $4.1 million.
Interest and finance fees of $24.1 million in 2013 were composed of approximately $21.7 million in interest and finance fees on our Senior Notes and tMEDS, $2.2 million in interest on mobile mining equipment loans and $0.2 million in debt issuance cost amortization and commitment fees. Beginning in September 2013, in conjunction with the start-up phase at Mount Milligan, we ceased capitalizing a large portion of incurred interest and debt issuance costs related to our senior secured and unsecured notes, tMEDS and equipment financing facility. In 2013, we capitalized interest and debt issuance costs totaling $75.2 million.
In 2015, we made cash interest payments of $85.1 million related to our Senior Notes, tMEDS and equipment financing facility. In 2014 and 2013 we made cash interest payments of $91.3 million and $81.8 million, respectively related to our senior unsecured notes, tMEDS, and equipment financing facility.
Loss (Gain) from debt extinguishment
Loss from debt extinguishment in 2015 was $2.8 million compared to a gain from debt extinguishment of $1.6 million in 2014. The loss and gain in 2015 and 2014, respectively, were due to the retirement of certain Senior Notes, net of the effect of writing off deferred financing costs associated with such Senior Notes.

Other
Other income in 2015 was $4.9 million compared to $8.1 million for 2014 and $1.1 million in 2013. Other income in 2015 related to mark-to-market adjustments of which $7.6 million was realized income and $2.7 million was unrealized loss, both of which were related to commodity price hedges. Other income in 2014 included receipt of a settlement associated with interest on a 2010 state tax refund and $4.7 million in mark-to-market income related to copper and gold commodity price hedges, of which $2.0 million was realized and $2.7 million was unrealized. Other income in 2013 was primarily $0.8 million of miscellaneous income.
Foreign Exchange Gains and Losses
During 2015, 2014 and 2013 we recognized foreign exchange losses of $168.4 million, $99.8 million and $70.8 million respectively.
These non-cash foreign currency losses were primarily unrealized and related to intercompany notes that were entered into as part of a strategy to manage cash balances to fund our operations and provide future tax benefits. The increase in foreign exchange losses from 2014 to 2015 and 2013 to 2014 reflects the continued weakening of the C$ against the US$. The foreign exchange rate was US$1.00 = C$1.38 at December 31, 2015 compared to US$1.00 = C$1.16 at December 31, 2014 and US$1.00 = C1.06 million at December 31, 2013.
The foreign exchange losses in 2015, 2014 and 2013 included approximately $3.5 million of realized losses primarily related to forward currency contracts, $1.5 million in realized gains on other operating items and $0.4 million in realized losses on other operating items, respectively.
Income and Mining Tax Benefit
We had a tax benefit of $87.5 million in 2015 compared to a benefit of $21.7 million in 2014 and a benefit of $63.4 million in 2013. The primary difference in the effective tax rate between the three years is driven by the change in our valuation allowances due to the legal structure changes and asset impairments, as discussed previously.
As a result of a change in the legal structure in 2015, which will facilitate a future consolidation of Canadian tax reporting entities, our valuation allowances changed. The change had a favorable impact on the amount of our deferred taxes that we expect will be realized in the future, resulting in the reversal of $51.6 million of valuation allowances associated with those deferred tax assets.
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
The tax benefit for the year ended December 31, 2015 was also decreased by $3.4 million due to a loss on foreign exchange recorded as a component of deferred tax benefit. The tax benefit for the year ended December 31, 2014 was also increased by $7.4 million due to a change in various tax positions and by $1.1 million due to a gain on foreign exchange recorded as a component of deferred tax benefit. The tax benefit for the year ended December 31, 2013 was also decreased due to the change in the British Columbia provincial income tax rate and a $0.5 million loss on foreign exchange recorded as a component of deferred tax benefit.
Operating Segment Discussion
The following discussion presents operating and financial results for the three months ended December 31, 2015 and 2014, and years ended December 31, 2015, 2014 and 2013 for each reportable segment. This discussion does not include TC Mine and Endako mine, which were on care and maintenance/ temporary suspension for the year ended December 31, 2015.

Copper-Gold
Mount Milligan Mine
The following table summarizes Mount Milligan Mine's operating and financial results for the three months ended December 31, 2015 and 2014 and years ended December 31, 2015, 2014 and 2013:

	Three Months Ended December 31,		Years Ended December 31,
(Unaudited)	2015	2014	2015	2014	2013
Operational Statistics
Mined
Ore tonnes (000's)	4,626	4,700	17,994	15,245	2,734
Waste tonnes (000's)	4,227	2,564	14,413	11,224	24,754
Strip ratio	0.91	0.55	0.80	0.74	11.22
Milled (000's tonnes)	4,432	4,028	16,138	14,290	2,073
Average daily mill throughput (tonnes)	48,176	43,781	44,214	39,151	17,268
Copper ore grade (%)	0.27%	0.27%	0.26%	0.27%	0.30%
Gold ore grade (g per tonne)	0.63	0.54	0.64	0.64	0.55
Copper recovery (%)	79.3%	79.0%	80.2%	80.4%	78.8%
Gold recovery (%)	67.3%	60.8%	68.6%	63.1%	56.4%
Concentrate production (dry tonnes)	39,100	36,270	140,721	125,385	18,420
Copper payable production (000's lb) (1)	19,473	18,024	71,400	64,569	10,362
Gold payable production (oz) (1)	58,254	40,967	218,081	177,606	19,879
Copper cash cost ($/payable lb produced) - By-Product (2)	$0.79	$1.16	$0.55	$1.15	$7.76
Copper cash cost ($/payable lb produced) - Co-Product (2)	$1.39	$1.88	$1.55	$1.97	$5.40
Gold cash cost ($/payable oz produced) - Co-Product (2)	$463	$506	$478	$525	$1,468
Copper sold (000's lb)	16,123	15,478	76,536	64,692	2,801
Gold sold (oz)	51,781	38,910	221,902	172,741	5,541
Copper average realized sales price ($/lb) (2)	$1.92	$2.75	$2.28	$3.02	$3.29
Gold average realized sales price ($/oz) (2)	$932	$1,003	$950	$1,002	$1,006
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

Copper and Gold Production and Cash Costs

For the fourth quarter of 2015 compared to the fourth quarter of 2014, there was a 7.8% increase in concentrate production (dry tonnes), an 8.0% increase in payable copper production, a 42.2% increase in payable gold production and a 10.0% increase in mill throughput. For the year ended December 31, 2015 compared to the year ended December 31, 2014, there was a 12.2% increase in concentrate production (dry tonnes), a 10.6% increase in payable copper production, a 22.8% increase in payable gold production and a 12.9% increase in mill throughput.

Non-GAAP unit cash costs for the fourth quarter of 2015 compared to the fourth quarter of 2014 were $0.79 per pound compared to $1.16 per pound of copper on a by-product basis, respectively, $1.39 per pound compared to $1.88 per pound on a co-product basis for payable copper, respectively, and $463 per ounce compared to $506 per ounce on a co-product basis for payable gold, respectively. By-product cash costs for the quarter ended December 31, 2015 were favorably impacted by higher ounces of gold sold in the fourth quarter of 2015 compared to the fourth quarter of 2014.

Non-GAAP unit cash costs for 2015 compared to 2014 were $0.55 per pound compared to $1.15 per pound on a copper by-product basis, respectively, $1.55 per pound compared to $1.97 per pound on a co-product basis for payable copper, respectively, and $478 per ounce compared to $525 per ounce on a co-product basis for payable gold, respectively. By-product cash costs for 2015 as compared to 2014 were favorably impacted by higher ounces of gold sold in 2015 than 2014.
Non-GAAP unit cash costs for 2014 compared to 2013 were $1.15 per pound compared to $7.76 per pound on a copper by-product basis, respectively, $1.97 per pound compared to $5.40 per pound on a co-product basis for payable copper, respectively, and $525 per ounce compared to $1,468 per ounce on a co-product basis for payable gold, respectively. By-product cash costs for 2014 as compared to 2013 were favorably impacted by significantly higher ounces of gold sold in 2014 than 2013.
Operating expenses were positively impacted by favorable foreign exchange rates, as the US$ strengthened against the C$ in 2015 compared to 2014. The average foreign exchange rate was US$1.00 = C$1.34 for the fourth quarter of 2015 compared to US$1.00 = C$1.14 for the fourth quarter of 2014, resulting in a favorable impact on operating expenses of approximately $5.4 million in the fourth quarter of 2015. The average foreign exchange rate was US$1.00 = C$1.28 for 2015 compared to US$1.00 = C$1.10 for 2014 resulting in a favorable impact on operating costs of approximately $25.0 million. The average foreign exchange rate was US$1.00 = C$1.10 for 2014 and US$1.00 = C$1.03 for 2013 resulting in a favorable impact on operating expenses of approximately $12.8 million.
Copper and Gold Sold
During the three months ended December 31, 2015 compared to the three months ended December 31, 2014, copper sales volumes increased by 4.2% and gold sales volumes increased by 33.1%. For copper, the increased sales volumes were more than offset by a 30.2% lower average realized sales price which resulted in a decrease in copper sales revenue quarter over quarter. For gold, sales revenue increased quarter over quarter, with the increase in sales volumes being only partially offset by a 7.1% lower average realized gold sales price.
During 2015 copper sales volumes increased by 18.3% and gold sales volumes increased by 28.5% when compared to 2014. We made 15 shipments and recognized 15 sales in 2015 compared to 12 shipments and 12 sales in 2014. For copper, the increase in 2015 sales volumes were more than offset by a 24.5% lower average realized sales price resulting in lower copper sales revenues in 2015 compared to 2014. For gold, the increase in 2015 sales volumes were only partially offset by a 5.2% lower average realized sales price for gold, resulting in higher gold sales revenues in 2015 compared to 2014.
The average realized prices for copper and gold for the quarter and year ended December 31, 2015 were impacted by falling metals prices which resulted in negative adjustments to the final settlement of certain provisional payments together with negative mark-to-market adjustments for prior period provisional payments not yet final. See “Non-GAAP Financial Measures” for the definition and reconciliation of the non-GAAP average realized sales prices.
During 2014, we made 12 shipments to MTM Customers and recognized 12 sales whereas during 2013, we made one shipment to MTM Customers and recognized one sale. As a result, copper sales volumes increased by 2,209.6% and gold sales volumes increased by 3,017.5% in 2014 as compared to 2013.
Cash Capital Expenditures
During the three months ended December 31, 2015, we made C$15.2 million of cash capital expenditures for Mount Milligan Mine, consisting of C$2.9 million for site preparation, pre-construction and concrete work and C$2.9 million for engineering work, both related to the permanent secondary crusher, C$7.1 million for the tailings storage facility and C$2.3 million for ongoing operational capital. During 2015, we made C$70.0 million of cash capital expenditures for Mount Milligan Mine, consisting of C$3.8 million for site preparation, pre-construction and concrete work and C$6.3 million for engineering work, both related to the permanent secondary crusher, C$23.7 million for tailings storage facility, C$16.8 million for ongoing operational capital, C$16.0 million for the one-time settlement of certain Mount Milligan Mine construction and development claims and C$3.4 million related primarily to the payment of accruals from 2014.
US Molybdenum Operating Activities
As previously disclosed, the discussion below does not reflect TC Mine due to its care and maintenance status as of January 1, 2015.

Langeloth Facility
Operating results for the Langeloth Facility represent activities related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility. For 2015 and 2014 Langeloth’s Facility costs associated with the roasting and processing of TC Mine and Endako Mine products are excluded from Langeloth’s Facility costs and are included in each mine's respective operating results. However, the molybdenum pounds and the costs for the molybdenum beneficiation circuit at TC Mine, treating molybdenum concentrates to supplement the concentrate feed we source directly for our Langeloth facility, are included in the Langeloth Facility operating results.
The following is a summary of the Langeloth Facility's operating results for the three months ended December 31, 2015 and 2014 and years ended December 31, 2015, 2014 and 2013:

	Three Months Ended December 31,		Years Ended December 31,
(Unaudited)	2015	2014	2015	2014	2013
Operational Statistics
Molybdenum sold from purchased product (000's lb)	2,410	2,376	8,164	8,061	5,054
Realized price on molybdenum sold from purchased product ($/lb)	$6.02	$9.16	$7.37	$12.02	$11.35
Toll roasted and upgraded molybdenum processed (000's lb)	2,607	80	17,183	726	3,782
Roasted metal products processed (000's lb)	650	748	7,532	9,938	17,784
Molybdenum sold from third-party purchased molybdenum concentrate increased for the quarter and year ended December 31, 2015, as compared to the same periods in 2014 primarily due to the shift in our Langeloth business model. Quarter over quarter and year over year, the decrease in average realized sales price on molybdenum sold from purchased product is primarily due to falling molybdenum prices.
Molybdenum sold from purchased product for the year ended December 31, 2014 was up 59.5% from 2013 primarily as a result of lower production and sales from our own molybdenum mines in 2014. The average realized sales price was $12.02 per pound in 2014 compared to $11.35 per pound in 2013, primarily due to changes in the market price of molybdenum oxide during 2014.
The volume of toll roasted and upgraded molybdenum processed during the fourth quarter of 2015 and year ended December 31, 2015 was up 3,158.8% and 2,266.8%, respectively, compared to the same periods in 2014, primarily due to the shift in our Langeloth business model.
The volume of toll roasted molybdenum processed during 2014 decreased 80.8% compared to 2013 primarily due to lower capacity for third-party material due to higher volume of material processed from our own molybdenum mines in 2014 compared to 2013.
The volume of roasted metal products processed during the quarter and year ended December 31, 2015 decreased 13.1% and 24.2%, respectively, compared to the same periods in 2014 due to decreased customer demand and the lack of available material. The volume of roasted metal products decreased 44.1% in 2014 compared to 2013 due to decreased customer demand and decreased available material.
Liquidity and Capital Resources
Our financial position was as follows:

	At December 31,
	2015	2014
Cash and cash equivalents	$176.8	$265.6
Accounts receivable, including related party receivables	$52.7	$46.1
Accounts payable	$72.0	$93.1
Current portion of debt, including equipment financings	$25.6	$26.7
Total working capital	$174.7	$286.2
Total debt, including equipment financings	$884.6	$944.7

We monitor our positions with, and the credit quality of, the financial institutions and companies in which we invest our cash and cash equivalents. We manage our credit risk from accounts receivable through our collection activities. As of the date of this Annual Report on Form 10-K, we have not experienced any material delinquencies regarding the collection of accounts receivable.
During 2015, our debt and liquidity positions were primarily affected by the following:

•
Cash generated by operating activities of $37.4 million which primarily reflects provisional payments received for 14 of the 15 shipments of concentrate (the remaining 2015 provisional payment of $23.8 million was received in January 2016), and $19.8 million of tax refunds during 2015;

•
Capital expenditures of $61.3 million, primarily related to our Mount Milligan Mine ongoing operations, engineering, site-preparation and pre-construction work for the permanent secondary crusher and the payment of certain vendor claims related to the construction and development of Mount Milligan Mine; and

•	Principal payments of $69.6 million primarily related to the repayment of equipment financings and repurchases of certain of our 2017, 2018 and 2019 Notes.
We monitor our exposure to the prices of our products as well as the currencies in which we operate. During 2015, we entered into hedges to manage exposure to fluctuations in the prices of copper and gold and also purchased gold to satisfy our obligations under the Gold Stream Arrangement. During 2015, we also entered into hedges to manage exposure to the potential strengthening of the Canadian dollar against the US dollar. See Note 6 within Item 8 for further discussion.
During 2015 we repurchased and retired $41.4 million of 2017, 2018 and 2019 Notes, reducing future interest payments by approximately $11.6 million. During 2014 we repurchased and retired $25.7 million of 2018 and 2019 Notes, in open market transactions, reducing future interest payments by approximately $9.9 million. We may from time to time redeem, retire and/or purchase more outstanding debt, depending upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. However, there can be no assurance that we will take any of these actions.
As previously disclosed, we believe that estimated cash flow from our Mount Milligan Mine, together with cash on hand as of December 31, 2015, will provide sufficient liquidity to fund our planned capital expenditures, working capital needs and scheduled debt and interest payments until our outstanding Senior Notes come due, beginning in December 2017. This liquidity outlook is based on the following assumptions: (i) estimated copper and gold production and operating and capital costs for fiscal years 2016 and 2017 based on our current mining plan; (ii) spot prices ranging from$2.00 to $2.40 per pound for copper; (iii) spot prices ranging from $1,000 to $1,100 per ounce for gold; (iv) foreign exchange rates ranging from US$1.00 = C$1.28-$1.35; and (v) financial assurance obligations, including assurances related to our reclamation obligations, substantially consistent with our current obligations. On February 22, 2016, the spot price for copper was $2.13 per pound and the closing price for gold was $1,211 per ounce and the foreign exchange rate was US$1.00 = C$1.37. Refer to Part I, Item 1.A “Risk Factors” for a discussion of risks and uncertainties that could adversely impact the assumptions underlying our liquidity outlook and affect our liquidity in the short and long term.
As previously noted in Highlights and Overview, copper and gold prices, the operating performance of our Mount Milligan Mine, the US$ to C$ foreign exchange rate and the scheduled maturities of our outstanding Senior Notes are the critical drivers of our liquidity and credit quality.
The following table summarizes the scheduled maturities and interest rates of our Senior Notes as of December 31, 2015:

Senior Notes (1)	Balance as December 31, 2015 (in millions)	Maturity	Interest Rate
2017 Notes	$315.8	December 1, 2017	9.75%
2018 Notes	334.1	June 1, 2018	7.375%
2019 Notes	183.0	May 1, 2019	12.5%
Total	$832.9
(1) Refer to Note 9 in Item 8 for additional information and definitions. All three series of Senior Notes are guaranteed on a senior basis by substantially all of our subsidiaries. The 2017 Notes are secured by a first priority lien (subject to permitted liens) on substantially all of our assets while the 2018 Notes and 2019 Notes are unsecured. The indentures governing the Senior Notes contain certain restrictive covenants but do not contain any maintenance covenants with respect to our financial performance.

The significant decline in copper prices in 2015, and the continuing and expected weakness in the base metals market has materially negatively impacted our ability to generate sufficient cash flow from operations to fully repay our outstanding Senior Notes when they come due, and, as a result, our credit quality has declined and our long-term liquidity has been adversely affected. These constraints on our liquidity in the long term limit our ability in the near term to make capital investments in our business, take advantage of opportunities for strategic growth, secure funding for capital projects on reasonable terms, and secure needed working capital to withstand prolonged downturns in the mining industry.
In November, 2015, we announced that we have engaged financial advisors to assist us in evaluating strategic and financial alternatives available to us, including debt refinancing and restructuring, new capital transactions and asset sales, to de-lever the balance sheet and complete a capital refinance/restructure in order to insure that we can continue to operate with sufficient liquidity in the longer term while providing a platform for future opportunities. In connection with a debt restructuring or refinancing, we may seek to convert a significant portion of our outstanding debt to equity, including the exchange of debt for shares of our common stock. In addition, we may seek to reduce our cash interest cost and/or extend debt maturity dates by negotiating the exchange of outstanding debt for new debt with modified terms or other measures. While we anticipate engaging in active dialogue with our creditors and others, at this time, we are unable to predict the outcome of such discussions, the outcome of any strategic transactions that we may pursue or whether any such efforts will be successful. In addition, our ability to complete new capital and other transactions efficiently depends on a number of factors, including the state of global commodity, credit and equity markets, interest rates, credit spreads, and our credit ratings. If we are unable to refinance or restructure our outstanding Senior Notes, complete new capital transactions or obtain additional financings on acceptable terms or at all, we will face significant liquidity challenges as we approach the maturity of our outstanding Senior Notes. Refer to Part I, Item 1.a “Risk Factors” for a discussion of additional risks relating to our liquidity.
Additionally, as of December 31, 2015, we have provided the appropriate regulatory authorities in the US and Canada with approximately $72.5 million in reclamation financial assurance in the form of surety bonds for our share of mine closure obligations in the jurisdictions in which we operate. As of December 31, 2015, the surety bonds required cash collateral of $10.0 million. Any perceived challenges to our liquidity in the short or long term could cause regulatory authorities and contractual counterparties to require additional financial assurances with respect to our obligations to them. To the extent that the value of any security provided to regulatory authorities is or becomes insufficient to cover the amount of financial assurance we are required to post, we would be required to replace or supplement the existing security with more expensive forms of security, which might include cash deposits, which would have an adverse effect on our liquidity. Refer to Part I, Item 1.A “Risk Factors” for additional discussion.
Operating Cash Flows
Cash generated by operating activities was $37.4 million, $184.8 million and $44.8 million for the years ended December 31, 2015, 2014 and 2013 respectively. The decrease in cash flow from operations from 2014 to 2015 is due primarily to falling metal prices, and our molybdenum mines being placed on care and maintenance. Cash flow from operations in 2015 benefited from $19.8 million of tax refunds, which partially offset the lower molybdenum sales and falling metal prices, discussed above. Additionally, for the years ended December 31, 2015 and 2014 cash flow from operations was unfavorably impacted by $0.9 million and benefited by $27.9 million, respectively in net payables related to the Gold Stream Arrangement.
The increase in cash flow from operations from 2013 to 2014 was primarily a result of a full year of copper and gold sales at Mount Milligan Mine net of operating expenses. Mount Milligan Mine commenced operations in the fourth quarter of 2013. For the years ended December 31, 2014 and 2013 cash flow from operations benefited by $27.9 million and $0.6 million, respectively in net payables related to the Gold Stream Arrangement for undelivered ounces.
Investing Activities
Cash used in investing activities was $55.7 million, $93.9 million and $449.1 million for the years ended December 31, 2015, 2014 and 2013 respectively. The decrease in cash used in investing activities from 2014 to 2015 is primarily related to the completion of the construction and development of Mount Milligan Mine. During 2015 cash used in investing activities consisted of $61.3 million primarily related to Mount Milligan Mine ongoing operating capital, engineering, site preparation and pre-construction work on the permanent secondary crusher and the payment of certain vendor claims related to the construction and development of Mount Milligan Mine, offset by $7.2 million in release of restricted cash related to Mount Milligan Mine construction. During 2014, we spent $82.1 million on property, plant, equipment and development expenditures primarily related to the construction of the permanent operations residence at Mount Milligan Mine, the construction and development of the Mount Milligan project (which was primarily related to the payment of accruals as of December 31, 2013) and operating capital. During 2013, we spent $428.9 million on property, plant, equipment and development expenditures primarily related to the construction and development of Mount Milligan Mine. Payments of capitalized interest primarily related to the construction and development of Mount Milligan Mine were $1.8 million, $9.1 million and $74.7 million during the years ended December 31, 2015, 2014 and 2013, respectively.

During 2015, 2014 and 2013 we received reclamation refunds of $0.2 million, $7.1 million and $28.1 million, respectively and posted cash collateral of nil, $10.0 million and $7.0 million, respectively against existing surety bonds.
Financing Activities
Summary of Financing Activities
Cash used in financing activities for 2015 and 2014 was $68.9 million and $55.8 million, respectively compared to cash generated by financing activities of $110.8 million in 2013. The increase in cash used in financing activities from 2014 to 2015 was due primarily to an increase in repurchases of our Senior Notes in 2015, as discussed above.
Cash used in financing activities during 2014 was $55.8 million compared to cash generated of $110.8 million for 2013. During 2014 our financing activities primarily consisted of repurchases of our senior secured and unsecured notes, whereas during 2013 we generated cash proceeds from the Gold Stream Arrangement and equipment financing transactions.
Gold Stream Arrangement
Pursuant to the Gold Stream Arrangement, we agreed to sell Royal Gold 52.25% of the refined gold production from Mount Milligan Mine for a total upfront payment of $781.5 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. In connection with the Gold Stream Arrangement, we received total cash payments of $781.5 million from Royal Gold.
The Gold Stream Arrangement restricts our ability to incur debt that is secured by the Mount Milligan Mine assets. Subject to the exceptions discussed below, we cannot incur debt that is secured by the Mount Milligan Mine assets in excess of $350.0 million until the earlier of the date upon which 425,000 ounces of refined gold have been sold and delivered to Royal Gold or the date upon which the aggregate dollar amount of the difference between the market price for the gold delivered to Royal Gold and the price actually paid by Royal Gold exceeds $280.0 million. Per the December 2014 amendment, discussed in Note 10 of Item 8, we are additionally permitted to pledge the Mount Milligan Mine assets to secure up to $50.0 million of hedging obligations incurred in connection with gold and copper production from Mount Milligan Mine, foreign currency exchange risk relating to Mount Milligan Mine and one or more corporate credit facilities utilized in connection with Mount Milligan Mine.
We must maintain the Record of Deposit during the term of the Gold Stream Arrangement wherein we reduce the $781.5 million total amount paid by Royal Gold by the difference between the current market price at the time of sale of refined gold to Royal Gold and $435 per ounce, multiplied by the amount of refined gold sold in such sale. If, at the end of the initial 50-year term of the agreement, the total deposit amount reflected in the deposit record has not been reduced to nil, we must pay to Royal Gold the remaining balance reflected in the deposit record. As of December 31, 2015, the remaining deposit per the Gold Stream Arrangement totaled $653.5 million. In the event of any default under the Gold Stream Arrangement, Royal Gold could require us to repay the outstanding deposit. The remaining Record of Deposit differs from the unrecognized deferred revenue for accounting purposes.
We receive provisional payments in cash, thus requiring that we purchase gold in order to satisfy the obligation to pay Royal Gold in gold. In order to hedge our gold price risk that arises when physical purchase and concentrate sales pricing periods do not match, we have and will continue to hedge our exposure to gold prices in connection with these provisional payments to Royal Gold. We currently have unsecured hedging lines in place with various banks in order to manage this exposure.
Royal Gold has a security interest in all of the Mount Milligan Mine assets until its total deposit amount has been reduced to nil. Royal Gold's security interest is subject to subordination to project or corporate financings by us, except that in such circumstances, Royal Gold retains a first priority interest in 52.25% of the refined gold from Mount Milligan. After the total deposit amount has been reduced to nil, Royal Gold's security will consist solely of its first priority interest in 52.25% of the refined gold. The cash received under the Gold Stream Arrangement is recorded as deferred revenue and classified as a liability on our Consolidated Balance Sheets. Mount Milligan Mine began delivering gold to Royal Gold in the fourth quarter of 2013. As such the deferred revenue is being recognized over the life of the mine based on the amount of gold delivered.

9.75% Senior Secured Notes

On November 27, 2012, we issued $350.0 million of 9.75% senior secured notes (the “2017 Notes”), which mature on December 1, 2017 and began accruing interest upon issuance. The proceeds received in the offering were $336.8 million, net of financing fees of $10.0 million and a discount of $3.2 million. The net proceeds from the offering were used to fund the completion of Mount Milligan and for general working capital purposes. The 2017 Notes are guaranteed on a senior basis by substantially all of our subsidiaries and are secured by a first priority lien subjected to permitted liens on substantially all of our and the guarantors' property and assets. During 2015, we repurchased $34.2 million of its 2017 Notes in a privately negotiated transaction. See Note 9 in Item 8 for further discussion.
7.375% Senior Unsecured Notes
On May 20, 2011, we issued $350.0 million of 7.375% senior unsecured notes (the "2018 Notes"), which mature on June 1, 2018 and began accruing interest upon issuance. The proceeds received in the offering were $339.9 million, net of financing fees of $10.1 million. The net proceeds from the offering were used to fund the development of Mount Milligan and for general working capital purposes. The 2018 Notes are guaranteed on a senior basis by substantially all of our subsidiaries. During 2015 and 2014, we repurchased $1.7 million and $14.2 million, respectively of the 2018 Notes in open market transactions. See Note 9 in Item 8 for further discussion.
12.5% Senior Unsecured Notes

On May 11, 2012, we issued $200.0 million of 12.5% senior unsecured notes due in 2019 (the “2019 Notes”), which mature on May 1, 2019 and began accruing interest upon issuance. The proceeds received in the offering were $193.1 million, net of financing fees of $6.9 million. The net proceeds from the offering were used to fund the completion of Mount Milligan and for general working capital purposes. The 2019 Notes are guaranteed on a senior basis by substantially all of our subsidiaries. During 2015 and 2014, we repurchased $5.5 million and $11.5 million, respectively of our 2019 Notes in open market transactions. See Note 9 in Item 8 for further discussion.

Tangible Equity Units (tMEDS)

On May 11, 2012, we completed a public offering of 8,800,000 tangible equity units (“tMEDS”) with a stated value of $25.00 per unit. The proceeds received in the offering were $212.3 million, which were net of financing fees of $7.7 million. The net proceeds from the offering were used to fund the completion of Mount Milligan Mine and for general working capital purposes. On May 21, 2014, we commenced an offer ("Exchange Offer") to exchange any and all of the 8,340,000 then outstanding units of tMEDS for a number of shares of our common stock. On May 15, 2015, the prepaid share purchase contract portion of each outstanding tMED unit was automatically settled at the maximum settlement rate of 5.3879 shares of common stock. We issued a total of 6,105,210 shares of common stock in connection with such settlement. We also made the final installment payment on the amortizing note portion of each outstanding tMED unit, satisfying in full the principal and interest payments on the tMEDS. The mandatory settlement and final installment payment were made pursuant to the terms of the prospectus dated May 8, 2012, under which the tMEDS were offered in May 2012. As of December 31, 2015, all obligations with respect to the tMEDS had been satisfied and no tMEDS remain outstanding.
Caterpillar Equipment Financing Facility
On March 30, 2011, we entered into an equipment financing facility, as amended from time to time (the "Equipment Facility"), pursuant to which Caterpillar Financial Services Limited ("Caterpillar") agreed to underwrite up to $132.0 million in mobile fleet equipment financing for Mount Milligan Mine. Each borrowing under the Equipment Facility represents a capital lease and has a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at our option. At the end of each 48 or 60 month lease period, we have the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes non-financial covenants, and as of December 31, 2015, we were in compliance with these covenants. Our ability to finance additional equipment under the Equipment Facility expired in September 2015 per the amended terms of the Equipment Facility agreement.

Endako Sale-Leaseback
During 2013, we entered into a sale-leaseback transaction with Caterpillar with respect to certain Endako Mine equipment. We received $5.3 million in cash from Caterpillar for the sale of this equipment, which was subsequently leased back, after an upfront down payment of $1.4 million. Interest payments are based on a fixed rate of 5.85%. On September 4, 2015, we assumed the lease for the remaining 25% of the equipment and subsequently transferred this equipment to Mount Milligan Mine. In connection with this transfer, we paid $0.3 million to Sojitz, our Endako Mine joint venture partner, for its 25% share of the fair value of the leased equipment and recognized an additional sale-leaseback obligation of $0.5 million. The agreement includes certain non-financial covenants, and as of December 31, 2015, we were in compliance with these covenants.
Mobile Mining Equipment Loans
On December 8, 2010, we executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by us during 2010. As of December 31, 2015, all obligations with respect to the mobile mining equipment loans had been satisfied.
Contractual Obligations
Below is a tabular disclosure of contractual obligations as of December 31, 2015:

(amounts in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Debt (1)	$—	$315.8	$334.1	$183.0	$—	$—	$832.9
Operating leases	2.4	1.5	0.4	—	—	—	4.3
Capital lease obligations (2)	25.6	20.6	4.4	1.8	0.6	—	53.0
Asset retirement obligations (3)	0.1	0.1	12.6	2.6	1.6	82.8	99.8
Gold Stream Arrangement (4)	97.2	127.1	134.7	93.0	85.6	115.9	653.5
Purchase obligations (5)	25.8	—	—	—	—	—	25.8
Other (6)	0.3	0.1	—	—	—	—	0.4
	$151.4	$465.2	$486.2	$280.4	$87.8	$198.7	$1,669.7
_______________________________________________________________________________

(1)
Amounts represent principal payments on fixed rate debt and equipment loans. Interest expense and discount amortization on 2017 Notes have not been included. See Note 9 within Item 8 for more information.

(2)	Amounts represent principal payments on capital leases. Interest expense has not been included. See Note 8 within Item 8 for more information.

(3)
Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding asset retirement obligations, see Note 13 within Item 8 for more information.

(4)	Amount represents obligations due based on budgeted sales projections and a long-term gold price of $1,200 at December 31, 2015. See Note 10 within Item 8 for more information.

(5)
Purchase obligations represent unrecognized purchase commitments for long-lead items related to the permanent secondary crusher at our Mount Milligan Mine. See Note 17 within Item 8 for more information.

(6)
Other contractual obligations include labor and service contracts. See Note 14 within Item 8 for more information. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 6 within Item 8 for more information.

Off-Balance Sheet Arrangements
As of December 31, 2015, we have commitments to purchase approximately 9.2 million pounds of molybdenum sulfide concentrate from 2016 to 2018 to be priced at the time of purchase. In addition, we have fixed-priced contracts, under which we have committed to sell approximately 368.9 thousand pounds of molybdenum in 2016 at an average market price of $7.08 per pound. Other than as set forth above, we had no other material off-balance sheet arrangements at December 31, 2015.
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
For 2015, the significant non-cash items were the net realized and unrealized gains and losses related to the impact of foreign exchange due primarily to intercompany notes, net of related tax effects. Additionally for 2015, in connection with a change in our legal structure we also had a significant non-cash release of tax valuation allowances which were generated in prior years primarily as a result of asset impairments. For 2014 and 2013, the significant non-cash items were the asset impairments, goodwill impairment, and the non-cash net realized and unrealized gain and losses related to the impact of foreign exchange due primarily to intercompany notes, and related tax effects.
In connection with our strategy to manage cash balances, fund our operations and provide future tax benefits, we may enter into intercompany loan arrangements. At times, the loans are denominated in currencies other than the measurement currency of one of the parties. US GAAP requires that notes that are intended to be repaid should not be considered a capital contribution, and, therefore, the foreign exchange fluctuations related to these loans impact net income (loss) each period. At each period end, we compare the exchange rate between the Canadian and US dollars to the exchange rate at the end of the prior reporting period. The difference between those rates is recorded as an unrealized gain or loss on the Consolidated Statements of Operations and Comprehensive Loss at each period end. Settlement of these intercompany loans results in realized foreign exchange gains or losses recorded on the Consolidated Statements of Operations and Comprehensive Loss. The loans between the parent company and its subsidiaries are the primary driver of our foreign exchange gains and losses, as discussed above, management does not consider gains or losses on foreign exchange in its evaluation of our financial performance. We believe that presentation of our non-GAAP measures excluding these gains or losses provides useful information to our investors regarding our financial condition and results of operations.
We review and evaluate our long-lived assets for impairment using a two-step approach when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. We experienced non-cash impairment write downs of our long-lived assets of different types during 2014 and 2013, as described in Note 5 within Item 8, and, therefore, these charges should not be considered non-recurring. However, management does not consider these impairment charges in its evaluation of our financial performance and excludes non-cash asset write-downs and related tax impacts from adjusted net income (loss) and adjusted net income (loss) per share — basic and diluted. We believe that presentation of our non-GAAP measures excluding these non-cash impairment losses provides useful information to our investors regarding our financial condition and results of operations.
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
The following tables reconcile net income (loss) presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per share—basic and diluted, for the years ended December 31, 2015, 2014 and 2013 and for all of the previous eight quarters. All figures within the tables are unaudited and are presented in US$ in millions, except shares and per share amounts.

	Years Ended December 31,
	2015	2014	2013
Net loss	$(134.9)	$(124.2)	$(215.0)
Add (Deduct):
Asset impairments	—	104.8	194.9
Tax benefit of asset impairments (1)	—	(7.0)	(47.7)
Tax valuation allowance (2)	(51.6)	—	1.5
Loss on foreign exchange (3)	171.8	98.7	71.3
Tax (benefit) expense on foreign exchange loss (gain)	(35.1)	(17.7)	(10.0)
Non-GAAP adjusted net (loss) income	$(49.8)	$54.6	$(5.0)

Net loss per share
Basic	$(0.62)	$(0.64)	$(1.26)
Diluted	$(0.62)	$(0.64)	$(1.26)
Adjusted net (loss) income per share
Basic	$(0.23)	$0.28	$(0.03)
Diluted	$(0.23)	$0.25	$(0.03)
Weighted-average shares
Basic	218.8	193.7	171.1
Diluted	218.8	220.3	216.8
_______________________________________________________________________________
(1) The asset impairments for Endako Mine in 2014 and 2013 and the asset impairment for TC Mine in 2014 did not have a net tax impact due to offsetting valuation allowance movement; therefore, the non-GAAP adjusted net income (loss) presentation excluded this tax effect.
(2) Included $51.6 million in reversal of valuation allowances in connection with a change in our legal structure to utilize certain tax attributes.
(3) Included foreign exchange losses of $3.4 million, foreign exchange gains of $1.1 million and foreign exchange loss of $0.5 million, respectively presented in income and mining tax benefit in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013, respectively.

	Three Months Ended
	Dec 31 2015	Sep 30 2015	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014	Mar 31 2014
Net income (loss)	$12.9	$(60.9)	$0.3	$(87.2)	$(135.6)	$(11.1)	$61.6	$(39.1)
Add (Deduct):
Asset impairments	—	—	—	—	104.8	—	—	—
Tax benefit of asset impairments (1)	—	—	—	—	(7.0)	—	—	—
Tax valuation allowance (2)	(51.6)	—	—	—	—	—	—	—
Loss (gain) on foreign exchange (3)	29.3	69.9	(17.2)	89.8	34.8	59.7	(41.9)	46.1
Tax (benefit) expense on foreign exchange loss (gain)	(7.7)	(14.0)	3.4	(16.8)	(7.0)	(10.3)	2.3	(2.7)
Non-GAAP adjusted net (loss) income	$(17.1)	$(5.0)	$(13.5)	$(14.2)	$(10.0)	$38.3	$22.0	$4.3

Net income (loss) per share
Basic	$0.06	$(0.28)	$0.00	$(0.41)	$(0.63)	$(0.05)	$0.35	$(0.23)
Diluted	$0.06	$(0.28)	$0.00	$(0.41)	$(0.63)	$(0.05)	$0.28	$(0.23)
Adjusted net (loss) income per share
Basic	$(0.08)	$(0.02)	$(0.06)	$(0.07)	$(0.05)	$0.18	$0.13	$0.03
Diluted	$(0.08)	$(0.02)	$(0.06)	$(0.07)	$(0.05)	$0.17	$0.10	$0.02
Weighted-average shares
Basic	221.6	221.2	218.0	214.4	214.1	213.9	174.5	171.6
Diluted	221.6	221.2	218.0	214.4	214.1	220.4	220.3	216.4
_______________________________________________________________________________
(1) The 2014 asset impairments for Endako Mine and TC Mine did not have a net tax impact due to offsetting valuation allowance movement; therefore, the non-GAAP adjusted net income (loss) presentation excluded this tax effect.
(2) Included $51.6 million in reversal of valuation allowances in connection with a change in our legal structure to utilize certain tax attributes.
(3) Included foreign exchange losses of $1.0 million and $1.1 million; a foreign exchange gain of $0.3 million, a foreign exchange loss of $1.6 million, foreign exchange gains of $0.5 million and a $0.6 million foreign exchange loss, presented in income and mining tax expense (benefit) in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended December 31, 2015, September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively.
Copper-Gold Operations - Unit Cash Cost and Average Realized Price per Payable Pound or Payable Ounce Sold
Unit cash cost on a by-product and co-product basis are considered key measures in evaluating operating performance in our Copper-Gold operations, as well as measures of profitability and efficiency on a consolidated basis. Although, unit cash cost on a by-product and co-product basis are not measures of financial performance, do not have standardized meaning prescribed by US GAAP and may not be comparable to similar measures presented by other companies, we use these measures to manage operations and we believe these non-GAAP measures provide useful supplemental information to investors.
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

On a co-product basis, cash costs are allocated between copper and gold based on production. Copper production is stated in thousands of pounds. Gold production has been converted to thousands of copper equivalent (Cu eq.) pounds using the gold production for the periods presented, as well as the most recent monthly average prices for copper and gold. The price used for copper is the most recent monthly average of the Metals Bulletin Daily published price for LME settlement per tonne. The price used for gold is a weighted average of the most recent monthly average of the Metals Bulletin Daily published prices for daily average London price per ounce adjusted for the fixed price established under the Gold Stream Arrangement ($435 per oz).
The following tables provide a reconciliation of cash costs, unit cash costs, and operating expenses for Copper-Gold operations included in our Consolidated Statements of Operations and Comprehensive Loss in the determination of net loss.
Non-GAAP cash cost

	Three Months Ended December 31,		Years Ended December 31,
(US$ in millions)	2015	2014	2015	2014
Direct mining costs (1)	$44.5	$45.2	$168.2	$183.4
Truck and rail transportation and warehousing costs	2.7	3.3	14.8	13.3
Costs reflected in inventory and operations costs	$47.2	$48.5	$183.0	$196.7
Refining and treatment costs	5.2	4.6	24.2	17.5
Ocean freight and insurance costs	1.8	1.5	8.1	6.1
Direct costs reflected in revenue and selling and marketing costs	$7.0	$6.1	$32.3	$23.6
Non-GAAP cash costs	$54.2	$54.6	$215.3	$220.3
Reconciliation to amounts reported (US$ in millions)
Direct costs	$(7.0)	$(6.1)	$(32.3)	$(23.6)
Changes in inventory	(10.2)	(6.2)	(1.3)	7.8
Silver by-product credits (2)	(0.9)	(0.9)	(4.7)	(4.3)
Non cash costs and other	0.1	—	0.7	1.1
Copper-Gold segment US GAAP operating expenses	$36.2	$41.4	$177.7	$201.3

	Three Months Ended
(US$ in millions)	Dec 31 2015	Sep 30 2015	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014	Mar 31 2014
Direct mining costs (1)	$44.5	$41.3	$45.0	$37.4	$45.2	$48.8	$39.8	$49.6
Truck and rail transportation and warehousing costs	2.7	3.9	3.8	4.4	3.3	3.8	4.6	1.6
Costs reflected in inventory and operations costs	$47.2	$45.2	$48.8	$41.8	$48.5	$52.6	$44.4	$51.2
Refining and treatment costs	5.2	7.9	6.6	4.5	4.6	4.4	5.7	2.8
Ocean freight and insurance costs	1.8	2.5	1.8	2.0	1.5	1.1	1.5	2.0
Direct costs reflected in revenue and selling and marketing costs	$7.0	$10.4	$8.4	$6.5	$6.1	$5.5	$7.2	$4.8
Non-GAAP cash costs	$54.2	$55.6	$57.2	$48.3	$54.6	$58.1	$51.6	$56.0
Reconciliation to amounts reported (US$ in millions)
Direct costs	$(7.0)	$(10.4)	$(8.4)	$(6.5)	$(6.1)	$(5.5)	$(7.2)	$(4.8)
Changes in inventory	(10.2)	14.1	1.8	(7.0)	(6.2)	(4.5)	25.0	(8.0)
Silver by-product credits (2)	(0.9)	(1.4)	(1.2)	(1.2)	(0.9)	(1.1)	—	(0.7)
Non cash costs and other	0.1	0.2	0.2	0.2	—	0.4	0.3	0.3
Copper-Gold segment US GAAP operating expenses	$36.2	$58.1	$49.6	$33.8	$41.4	$47.4	$69.7	$42.8
____________________________________________________________________________

(1) Mining, milling and on-site general and administration costs. Mining includes all stripping costs but excludes costs capitalized related to the construction of the tailings dam. Stripping costs that provide access to mineral reserves that will be produced in future periods are expensed as incurred under US GAAP.
(2) Silver sales are reflected as a credit to operating costs.

By-Product

	Three Months Ended December 31,		Years Ended December 31,
(US$ in millions, except pounds and per pound amounts)	2015	2014	2015	2014
Copper payable production (000's lbs)	19,473	18,024	71,400	64,569
Non-GAAP cash cost	$54.2	$54.6	$215.3	$220.3
Less by-product credits
Gold sales (1)	$48.2	$39.0	$210.8	$173.1
Gold sales related to deferred portion of Gold Stream Arrangement	(10.4)	(6.3)	(39.9)	(31.2)
Net gold by-product credits	$37.8	$32.7	$170.9	$141.9
Silver by-product credits (2)	0.9	0.9	4.7	4.3
Total by-product credits	$38.7	$33.6	$175.6	$146.2
Non-GAAP cash cost net of by-product credits	$15.5	$21.0	$39.7	$74.1
Non-GAAP unit cash cost	$0.79	$1.16	$0.55	$1.15

	Three Months Ended
(US$ in millions, except pounds and per pound amounts)	Dec 31 2015	Sep 30 2015	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014	Mar 31 2014
Copper payable production (000's lbs)	19,473	16,363	20,159	15,405	18,024	16,267	16,035	14,243
Non-GAAP cash cost	$54.2	$55.6	$57.2	$48.3	$54.6	$58.1	$51.6	$56.0
Less by-product credits
Gold sales (1)	$48.2	$69.9	$56.5	$36.2	$39.0	$55.2	$54.4	$24.5
Gold sales related to deferred portion of Gold Stream Arrangement	(10.4)	(13.1)	(10.0)	(6.4)	(6.3)	(10.8)	(9.7)	(4.4)
Net gold by-product credits	$37.8	$56.8	$46.5	$29.8	$32.7	$44.4	$44.7	$20.1
Silver by-product credits (2)	0.9	1.4	1.3	1.2	0.9	1.1	1.6	0.7
Total by-product credits	$38.7	$58.2	$47.8	$31.0	$33.6	$45.5	$46.3	$20.8
Non-GAAP cash cost net of by-product credits	$15.5	$(2.6)	$9.4	$17.3	$21.0	$12.6	$5.3	$35.2
Non-GAAP cash cost per pound, on a by-product basis	$0.79	$(0.16)	$0.48	$1.12	$1.16	$0.77	$0.33	$2.48
_______________________________________________________________________________
(1) Excluded refining and treatment charges.
(2) Silver sales are reflected as a credit to operating costs.

Co- Product

	Three Months Ended December 31,		Years Ended December 31,
(US$ in millions, except pounds, ounces and per unit amounts)	2015	2014	2015	2014
Copper payable production (000’s lbs)	19,473	18,024	71,400	64,569
Gold payable production in Cu eq. (000’s lbs) (1)	19,962	10,954	68,560	47,495
Payable production (000’s lbs)	39,435	28,978	139,960	112,064

Non-GAAP cash cost allocated to Copper	$27.7	$34.0	$110.9	$126.9
Non-GAAP unit cash cost	$1.39	$1.88	$1.55	$1.97

Non-GAAP cash cost allocated to Gold	$26.5	$20.6	$104.4	$93.4
Gold payable production (ounces)	58,254	40,967	218,081	177,606
Non-GAAP unit cash cost	$463	$506	$478	$525

	Three Months Ended
(US$ in millions, except pounds, ounces and per unit amounts)	Dec 31 2015	Sep 30 2015	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014	Mar 31 2014
Copper payable production (000’s lbs)	19,473	16,363	20,159	15,405	18,024	16,267	16,035	14,243
Gold payable production in Cu eq. (000’s lbs) (1)	19,962	17,199	17,317	14,082	10,954	15,976	10,125	10,377
Payable production (000’s lbs)	39,435	33,562	37,476	29,487	28,978	32,243	26,160	24,620

Non-GAAP cash cost allocated to Copper	$27.7	$27.2	$30.8	$25.2	$34.0	$29.3	$31.6	$32.5
Non-GAAP cash cost per pound, on a co-product basis	$1.39	$1.66	$1.55	$1.64	$1.88	$1.80	$1.97	$2.27

Non-GAAP cash cost allocated to Gold	$26.5	$28.4	$26.4	$23.1	$20.6	$28.8	$20.0	$23.5
Gold payable production (ounces)	58,254	53,791	59,917	46,119	40,967	60,366	37,030	39,243
Non-GAAP cash cost per ounce, on a co-product basis	$463	$527	$434	$498	$506	$477	$538	$606
______________________________________________________________________________

(1) For the years ended December 31, 2015 and 2014, gold has been converted from payable ounces to thousands of copper equivalent pounds by using the gold production for the periods presented, using a gold price of $785 and $829 per ounce, respectively, (adjusted for the Royal Gold price of $435 per ounce) and a copper price of $2.50 and $3.10 per pound, respectively. For the quarters ended December 31, 2015, September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, gold has been converted from payable ounces to thousands of copper equivalent pounds by using the gold production for the periods presented, using a gold price of $757, $764, $795, $806, $829, $840, $842 and $845 per ounce, respectively, (adjusted for the Royal Gold price of $435 per ounce) and a copper price of $2.21, $2.39, $2.75, $2.64, $3.10, $3.17, $3.08 and $3.19 per pound, respectively.
Average realized sales price
The average realized sales price per payable pound or payable ounce sold is calculated by dividing copper or gold sales revenue, gross together with the final pricing adjustments and mark-to-market adjustments by the pounds or ounces sold, respectively, as shown in the tables below.

	Three Months Ended December 31,		Year Ended December 31,
(US$ in millions, except pounds, ounces and per unit amounts)	2015	2014	2015	2014
Average realized sales price for Copper
Copper sales reconciliation ($)

Copper sales, excluding adjustments	$33.9	$46.6	$190.2	$201.8
Final pricing adjustments	(5.1)	(2.5)	(17.9)	(3.2)
Mark-to-market adjustments	2.2	(1.5)	1.9	(3.5)
Copper sales, net of adjustments	31.0	42.6	174.2	195.1
Less Refining and treatment costs	4.9	4.4	23.1	16.7
Copper sales	$26.1	$38.2	$151.1	$178.4

Pounds of Copper sold (000's lb)	16,123	15,478	76,536	64,692

Average realized sales price for Copper on a per pound basis
Copper sales excluding adjustments	$2.10	$3.01	$2.49	$3.12
Final pricing adjustments	(0.32)	(0.16)	$(0.23)	(0.05)
Mark-to-market adjustments	0.14	(0.10)	$0.02	(0.05)
Average realized Copper sales price per pound sold	$1.92	$2.75	$2.28	$3.02

Average realized sales price for Gold
Gold sales reconciliation ($)
Gold sales related to cash portion of Gold Stream Arrangement	$11.7	$8.8	$50.1	$39.0
Gold sales related to deferred portion of Gold Stream Arrangement	10.4	6.3	39.9	31.2
Gold sales under Gold Stream Arrangement	22.1	15.1	90.0	70.2

TCM share of gold sales to MTM Customers	26.6	24.0	122.0	106.8
Final pricing adjustments	0.1	(2.5)	(0.7)	(3.0)
Mark-to-market adjustments	(0.6)	2.4	(0.5)	(0.9)
Gold sales TCM Share	26.1	23.9	120.8	102.9
Gold sales, net of adjustments	48.2	39.0	210.8	173.1
Less Refining and treatment costs	0.2	0.2	1.0	0.8
Gold sales	48.0	38.8	209.8	172.3

Ounces of gold sold to Royal Gold	26,819	20,217	115,104	89,546
TCM share of ounces of gold sold to MTM customers	24,962	18,692	106,798	83,194
Total ounces of Gold sold	51,781	38,909	221,902	172,740

Average realized sales price for Gold on a per ounce basis
Gold sales related to cash portion of Gold Stream Arrangement	$435	$435	$435	$435
Gold sales related to deferred portion of Gold Stream Arrangement	390	312	347	$348
Average realized sales price per ounce sold to Royal Gold	$825	$747	$782	$783

TCM share of gold sales to MTM Customers	$1,066	$1,284	1,142	$1,284
Final pricing adjustments	3	(134)	(7)	(36)
Mark-to-market adjustments	(23)	129	(4)	(11)
Average realized sales price per ounce sold for TCM share	$1,046	$1,279	$1,131	$1,237

Average realized sales price per ounce sold	$932	$1,002	$950	$1,002

	Three Months Ended
(US$ in millions, except pounds, ounces and per unit amounts)	Dec 31 2015	Sep 30 2015	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sep 30 2014	Jun 30 2014	Mar 31 2014
Average realized sales price for Copper

Copper sales reconciliation ($)
Copper sales, excluding adjustments	$33.9	$59.6	$58.4	$38.3	$46.6	$52.6	$68.6	$34.0
Final pricing adjustments	(5.1)	(7.1)	1.6	(7.3)	(2.5)	1.3	(1.9)	(0.1)
Mark-to-market adjustments	2.2	(1.5)	(4.3)	5.5	(1.5)	(4.0)	3.5	(1.4)
Copper sales, net of adjustments	31.0	51.0	55.7	36.5	42.6	49.9	70.2	32.5
Less Refining and treatment costs	4.9	7.5	6.4	4.3	4.4	4.2	5.4	2.7
Copper sales	$26.1	$43.5	$49.3	$32.2	$38.2	$45.7	$64.8	$29.8

Pounds of Copper sold (000's lb)	16,123	24,427	21,195	14,791	15,478	16,482	21,939	10,793

Average realized sales price for Copper on a per unit basis
Copper sales excluding adjustments	$2.10	$2.44	$2.76	$2.59	$3.01	$3.19	$3.13	$3.15
Final pricing adjustments	(0.32)	(0.29)	0.08	(0.49)	(0.16)	0.08	(0.09)	(0.01)
Mark-to-market adjustments	0.14	(0.06)	(0.21)	0.37	(0.10)	(0.25)	0.16	(0.13)
Average realized Copper sales price per pound sold	$1.92	$2.09	$2.63	$2.47	$2.75	$3.02	$3.20	$3.01

Average realized sales price for Gold

Gold sales reconciliation ($)
Gold sales related to cash portion of Gold Stream Arrangement	$11.7	$17.0	$13.1	$8.3	$8.8	$13.0	$11.7	$5.4
Gold sales related to deferred portion of Gold Stream Arrangement	10.4	13.1	10.0	6.4	6.3	10.8	9.7	4.4
Gold sales under Gold Stream Arrangement	22.1	30.1	23.1	14.7	15.1	23.8	21.4	9.8
TCM share of gold sales to MTM Customers	26.6	40.2	34.0	21.2	24.0	35.6	32.2	15.0
Final pricing adjustments	0.1	(0.4)	(1.1)	0.7	(2.5)	(0.2)	(0.2)	(0.1)
Mark-to-market adjustments	(0.6)	0.1	0.4	(0.4)	2.4	(4.0)	1.0	(0.3)
Gold sales TCM Share	26.1	39.9	33.3	21.5	23.9	31.4	33.0	14.6
Gold sales, net of adjustments	48.2	70.0	56.4	36.2	39.0	55.2	54.4	24.5
Less Refining and treatment costs	0.2	0.5	0.1	0.2	0.2	0.2	0.3	0.1
Gold sales	$48.0	$69.5	$56.3	$36.0	$38.8	$55.0	$54.1	$24.4

Ounces of gold sold to Royal Gold	26,819	39,061	30,070	19,154	20,217	29,965	26,990	12,375
TCM share of ounces of gold sold to MTM customers	24,962	36,390	27,850	17,596	18,692	28,009	24,993	11,499
Total ounces of Gold sold	51,781	75,451	57,920	36,750	38,909	57,974	51,983	23,874

Average realized sales price for Gold on a per ounce basis
Gold sales related to cash portion of Gold Stream Arrangement	$435	$435	$435	$435	$435	$435	$435	$435

Gold sales related to deferred portion of Gold Stream Arrangement	390	334	334	334	312	359	359	359
Average realized sales price per ounce sold to Royal Gold	$825	$769	$769	$769	$747	$794	$794	$794

TCM share of gold sales to MTM Customers	$1,066	$1,105	$1,221	$1,205	$1,284	$1,271	$1,288	$1,304
Final pricing adjustments	3	(11)	(39)	40	(134)	(7)	(8)	(9)
Mark-to-market adjustments on current period sales	(23)	3	15	(25)	129	(143)	40	(61)
Average realized sales price per ounce sold for TCM share	$1,046	$1,097	$1,197	$1,220	$1,279	$1,121	$1,320	$1,234

Average realized sales price per ounce sold	$932	$926	$975	$985	$1,002	$952	$1,047	$1,025

(1) The average realized sales price per payable pound of copper sold and per payable ounce of gold sold is impacted by any final volume and pricing adjustments and mark-to-market adjustments for shipments made in prior periods.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in conformity with US GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, there is a reasonable likelihood that materially different amounts could be reported under different conditions or using different assumptions and estimates. The areas requiring the use of management’s estimates are also discussed in Note 2 within Item 8 under the subheading “Use of Estimates.” Management has reviewed the following discussion of its development and selection of critical accounting estimates with the Audit Committee of our Board of Directors.
Asset Impairments
We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable. The economic environment and copper, gold and molybdenum prices may be considered as impairment indicators for the purposes of these impairment assessments. In accordance with US GAAP, the carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value. In that event, an impairment charge will be recorded in our Consolidated Statements of Operations and Comprehensive Loss based on the difference between book value and the estimated fair value of the asset or asset group computed using discounted estimated future cash flows, or the application of an expected fair value technique in the absence of an observable market price. Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections. In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows. While our 2015 impairment analysis did not result in any long-lived asset impairments, there can be no assurance that there will not be further asset impairments if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves or production quantities, upward adjustments to estimated operating costs and capital expenditures and/or changes in C$ to US$ foreign exchange rates, all based on life-of-mine plans and projections.

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
Asset Retirement Obligations
Accounting for reclamation and remediation obligations requires management to make estimates of the future costs we will incur to complete the work required to comply with existing laws and regulations at each mining operation. We record the fair value of our estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period incurred. Fair value is measured as the present value of cash flow estimates after considering inflation and a market risk premium. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible long-lived assets in the period incurred. Actual costs may differ from the amounts estimated. Also, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Refer to Note 13 within Item 8 for further discussion, including a summary of changes in our AROs for the three years ended December 31, 2015.
Revenue Recognition
For concentrate sales, revenue is recognized when title and risk of loss pass and when collectability is reasonably assured. The passing of title and risk of loss are based on terms of the sales contract, generally upon shipment of product. Revenues from our concentrate sales are recorded based on a provisional sales price, with an adjustment made for a final sales price calculated in accordance with the terms specified in the relevant sales contract. Revenues from concentrate sales are recorded net of treatment and all refining charges and the impact of derivative contracts. Treatment and refining charges represent payments or price adjustments that are contractually negotiated, as typical in the industry. Moreover, because a portion of the metals contained in copper-gold concentrates is unrecoverable as a result of the smelting process, revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals.

Under the long-established structure of sales agreements prevalent in the industry, metals contained in concentrate are generally provisionally priced at the time of shipment. The provisional prices are finalized in a specified future month (generally one to four months from the shipment date) based on quoted monthly average spot copper prices on the London Metal Exchange (LME) or the London Bullion Market association (LBMA). We receive market prices based on prices in the specified future month, which results in mark-to-market price fluctuations recorded to revenues until the date of settlement. We have hedging arrangements in place to limit our exposure to such pricing fluctuations.

To satisfy our obligations under the Gold Stream Arrangement, we purchase unallocated refined gold and arrange for delivery to Royal Gold's designated account. We recognize revenue for sales of refined gold when title and risk of loss passes and when collectability is reasonably assured. Revenue from and costs for unallocated refined gold delivered under the Gold Stream Arrangement and gains and losses related to forward commodity gold contracts to manage our Gold Stream Risk are netted and recorded to gold sales.
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

We may enter into provisionally-priced molybdenum purchase contracts, whereby the contracts settle at a discount to the market price for molybdenum oxide. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to an estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum purchase agreements are included in operating expenses in the Consolidated Statements of Operations and Comprehensive Loss as the product is sold.
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
A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income, reversal of taxable temporary differences and carry backs in each jurisdiction. Furthermore, we evaluate tax planning strategies, including legal structure changes undertaken to optimize the use of tax attributes, to estimate whether they are prudent and feasible. If we determine that all or a portion of the deferred tax assets will not be realized, a valuation allowance will be increased with a charge to income tax expense. Conversely, if we make a determination that we ultimately will be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.
At December 31, 2015, tax valuation allowances totaled $231.7 million. Of this amount, $89.7 million related to allowances covering some of foreign tax credit, alternative minimum tax credit and tax loss carry-forwards in the US, $50.0 million related to allowances covering some of tax loss carry-forwards in Canada, $44.1 million related to allowances covering realized and unrealized foreign exchange capital losses, and $47.9 million related to allowances covering some of our capital expenditures, primarily at Endako Mine.
The determination of our tax expense and benefit for the year and our future tax assets and liabilities involves significant management estimation and judgment involving a number of assumptions. In determining these amounts, management interprets tax legislation in a variety of jurisdictions and makes estimates and projections of the expected timing of the reversal and realization of future tax assets and liabilities. We also make estimates of future earnings that affect legal structure changes and other tax planning strategy decisions and the extent to which potential future tax benefits may be used. We are subject to assessments by various taxation authorities who may interpret tax legislation differently. These differences may affect the final amount or the timing of the payment of taxes. We provide for such differences where known based on management's best estimate of the probable outcome of these matters.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our consolidated revenues include the sale of concentrate from Mount Milligan Mine, from third-party material that is purchased, processed and sold from our and other mines as well as the Langeloth Facility and the sale of molybdenum in various forms from TC and Endako Mines. Our financial results can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum.
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

During 2015, we had copper sales totaling 76.5 million pounds of copper recorded at an average realized price of $2.28 per pound, of which approximately 26.1 million pounds are subject to final pricing over the next several months. We estimate that each $0.10 change in the price realized from the December 31, 2015 provisional price recorded would have a net impact on 2015 consolidated revenues of approximately $8.0 million.

During 2015, we had gold sales totaling 221,902 ounces of gold recorded at an average realized price of $950 per ounce, of which approximately 31,719 ounces are subject to final pricing over the next several months. We estimate that each $25 change in the price realized from the December 31, 2015 provisional price recorded would have a net impact on our share of 2015 consolidated revenues of approximately $2.6 million.

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
At December 31, 2015, under derivative contracts designed to hedge gold price risk, we had contracts to purchase 31,940 ounces of gold at prices to be determined and we had entered into forward gold sales and gold collars for approximately 23,600 ounces in total with a sell price of $1,130 per ounce, buy price to be determined, a put price range of $1,050 - $1,125 per ounce and a call price range of $1,164 - $1,227 per ounce.
The following table provides details of TCM's open copper and gold forward sales contracts as of February 17, 2016:

	Quantity	Sell Price/Put Price	Buy Price/Call Price	Maturities Through
Forward Gold Sales (oz)	10,000	$1,130 - $1,193	TBD	February 2016 - June 2016
Gold Collars (oz)	26,600	$1,050 - $1,125	$1,164 - $1,278	February 2016 - December 2016
Molybdenum
We enter into certain molybdenum sales contracts to sell future molybdenum production at fixed prices. We have elected to treat these contracts as normal purchase and normal sale contracts. We also enter into certain molybdenum sales contracts to purchase future molybdenum production at provisional prices. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to inventory is recorded each reporting period until the date of final pricing. Accordingly, in times of falling molybdenum prices, molybdenum purchases benefit from lower prices paid for contracts priced at current market rates and also from an decrease related to the final pricing of provisionally-priced purchases pursuant to contracts entered into in prior years; in times of rising molybdenum prices, the opposite occurs. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair values of the embedded derivatives related to provisionally-priced molybdenum purchases are included in operating expenses in the Consolidated Statements of Operations and Comprehensive Loss as the product is sold.
For the year ending December 31, 2015, we estimate that for each $1 per pound change in the price realized for molybdenum purchases, our 2015 net loss would change by approximately $4.0 million.
The following table sets forth our outstanding provisionally-priced molybdenum contracts as of December 31, 2015:

Pounds to be Sold/Purchased
(000's lb)
Provisionally-priced contracts:
Purchases	1,836.7
Fixed-price sales contracts:
Molybdenum committed (1)	368.9
(1) As of December 31, 2015 for our fixed-priced molybdenum sales contracts the average price per pound is $7.08. For the years ended December 31, 2015, 2014 and 2013, we treated these contracts as normal purchase and normal sales contracts.

In the normal course of operations, we enter into agreements for the purchase of molybdenum. As of December 31, 2015, we had commitments to purchase approximately 9.2 million pounds of molybdenum sulfide concentrate from 2016 to 2017, to be priced at a discount to the market price for molybdenum oxide at the time of purchase.
Other
In the normal course of operations, we enter into agreements for the purchase of natural gas for use at the Langeloth facility. As of December 31, 2015, we had commitments to purchase approximately 36.1 thousand dekatherms (dt) from January 2016 - September 2016 at prices ranging from $3.07 - $3.38.
Foreign Currency Exchange Risk
We transact business in various currencies in the normal course of operations. All of our revenues are denominated in the US dollar; however, we pay certain expenses attributable to its Canadian operations in the Canadian dollar. As a result, we have ongoing foreign exchange transaction/translation risk with respect to its Canadian operations. A decrease of 10% in the value of the US dollar relative to the Canadian dollar would have impacted operating income, (excluding the impact of non-cash asset impairments), during the year ended December 31, 2015 by approximately $27.9 million.
To help mitigate this risk, from time to time, we enter into foreign currency forward contracts, in which we have agreed to buy Canadian dollars at an agreed-upon rate. Please refer to Note 6 within Item 8 of this 10-K for further discussion. We record our currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of December 31, 2015, we had 26 open foreign currency contracts. The following table provides details of our open forward currency contracts as of February 17, 2016:

	Notional Amount	Buy Price	Maturities Through
Forward currency contracts	C$96,000,000	$1USD/C$1.33 - C$1.46	February 2016 - August 2016

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Thompson Creek Metals Company Inc.:
We have audited the accompanying consolidated balance sheets of Thompson Creek Metals Company Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, cash flows, and shareholders’ equity for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thompson Creek Metals Company Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thompson Creek Metals Company, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 24, 2016

THOMPSON CREEK METALS COMPANY INC.
CONSOLIDATED BALANCE SHEETS
(US dollars in millions, except share amounts)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$176.8	$265.6
Accounts receivable	52.7	42.0
Accounts receivable-related parties (Note 21)	—	4.1
Product inventory (Note 3)	55.8	96.6
Materials and supplies inventory	28.3	30.4
Prepaid expenses and other current assets	4.2	7.7
Income and mining taxes receivable	6.1	0.5
Restricted cash	—	1.6
	323.9	448.5
Property, plant, equipment and development, net (Note 4)	1,856.2	2,218.3
Restricted cash	—	5.7
Reclamation deposits (Note 13)	10.1	10.3
Other assets	30.8	35.4
Deferred income tax assets (Note 19)	155.4	116.5
	$2,376.4	$2,834.7
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$72.0	$93.1
Income, mining and other taxes payable	1.1	1.8
Current portion of Gold Stream deferred revenue (Note 10)	47.0	40.4
Current portion of long-term debt (Notes 9 and 12)	—	3.9
Current portion of long-term lease obligations (Note 8)	25.6	22.8
Other current liabilities	3.5	0.3
	149.2	162.3
Gold Stream deferred revenue (Note 10)	677.8	721.1
Long-term debt (Notes 9 and 12)	831.6	872.3
Long-term lease obligations (Note 8)	27.4	45.7
Other liabilities (Note 11)	13.6	5.2
Asset retirement obligations (Note 13)	33.8	35.3
Deferred income tax liabilities (Note 19)	67.7	105.3
	1,801.1	1,947.2
Commitments and contingencies (Note 17)
Shareholders' equity (Notes 15 and 16)
Common stock, no-par, 221,622,186 and 214,148,315 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	1,196.4	1,186.1
Additional paid-in capital (Notes 12 and 15)	82.5	86.6
Retained deficit	(381.8)	(246.9)
Accumulated other comprehensive loss	(321.8)	(138.3)
	575.3	887.5
	$2,376.4	$2,834.7
See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(US dollars in millions, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
REVENUES
Copper sales	$151.1	$178.4	$8.7
Gold sales	209.8	172.3	5.6
Molybdenum sales	103.7	441.2	400.8
Tolling, calcining and other	29.5	14.8	19.3
Total revenues	494.1	806.7	434.4
COSTS AND EXPENSES
Cost of sales
Operating expenses	305.6	523.8	328.2
Depreciation, depletion and amortization	98.6	99.9	51.9
Total cost of sales	404.2	623.7	380.1
Selling and marketing	10.7	14.1	9.3
Accretion expense	2.3	3.6	2.4
Asset impairments	—	104.8	194.9
General and administrative	19.8	23.5	21.6
Exploration	2.5	0.9	1.4
Costs for idle mining operations	23.6	—	—
Total costs and expenses	463.1	770.6	609.7
OPERATING INCOME (LOSS)	31.0	36.1	(175.3)
OTHER EXPENSE (INCOME)
Start-up costs	—	—	10.3
Loss on foreign exchange	168.4	99.8	70.8
Interest and finance fees	87.3	92.3	24.1
Loss (gain) from debt extinguishment	2.8	(1.6)	—
Interest income	(0.2)	(0.4)	(1.0)
Other	(4.9)	(8.1)	(1.1)
Total other expense	253.4	182.0	103.1
Loss before income and mining taxes	(222.4)	(145.9)	(278.4)
INCOME AND MINING TAX (BENEFIT) EXPENSE
Current income and mining tax (benefit) expense	(11.7)	15.4	13.9
Deferred income and mining tax benefit	(75.8)	(37.1)	(77.3)
Total income and mining tax benefit	(87.5)	(21.7)	(63.4)
NET LOSS	$(134.9)	$(124.2)	$(215.0)
COMPREHENSIVE LOSS
Post retirement benefit, net of tax	(1.0)	(0.4)	(0.2)
Foreign currency translation	(182.5)	(107.2)	(88.4)
Total other comprehensive loss	(183.5)	(107.6)	(88.6)
Total comprehensive loss	$(318.4)	$(231.8)	$(303.6)

NET LOSS PER SHARE
Basic	$(0.62)	$(0.64)	$(1.26)
Diluted	$(0.62)	$(0.64)	$(1.26)
Weighted-average number of common shares
Basic	218.8	193.7	171.1
Diluted	218.8	193.7	171.1
See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US dollars in millions)

	Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net loss	$(134.9)	$(124.2)	$(215.0)
Adjustments to reconcile net loss
Asset impairments	—	104.8	194.9
Depreciation, depletion and amortization	98.6	99.9	51.9
Deferred revenue related to Gold Stream Arrangement	(39.9)	(31.2)	(1.0)
Accretion expense	2.3	3.6	2.4
Reclamation expenditures	(0.3)	—	—
Amortization of finance fees	4.7	5.0	1.3
Stock-based compensation	5.8	5.8	5.4
Obsolete materials and supplies inventory write downs	0.2	2.8	2.4
Product inventory write downs	15.1	22.5	51.6
Deferred income tax benefit	(75.8)	(37.1)	(77.3)
Unrealized loss (gain) on financial instruments and mark-to-market adjustments	3.5	(5.0)	(0.2)
Unrealized foreign exchange loss	164.9	101.3	70.4
Debt extinguishment gain (loss)	0.4	(2.2)	—
Changes in other long term liabilities	10.2	—	—
Changes in other long term assets	(2.4)	—	—
Change in Gold Stream Arrangement net payable - ounces to be delivered	(0.9)	27.9	0.6
Change in current assets and liabilities (Note 22)	(14.1)	10.9	(42.6)
Cash generated by operating activities	37.4	184.8	44.8
INVESTING ACTIVITIES
Capital expenditures	(61.3)	(82.1)	(428.9)
Capitalized interest payments	(1.8)	(9.1)	(74.7)
Disposition of assets	—	—	0.2
Restricted cash	7.2	0.2	33.2
Reclamation refund	0.2	7.1	28.1
Reclamation deposit	—	(10.0)	(7.0)
Cash used in investing activities	(55.7)	(93.9)	(449.1)
FINANCING ACTIVITIES
Proceeds from the Gold Stream Arrangement	—	—	111.9
Proceeds from equipment financings	—	—	37.8
Repayments of equipment financings	(25.2)	(21.7)	(23.2)
Repayment of long-term debt	(3.4)	(11.2)	(16.6)
Repurchases of senior secured and unsecured notes	(41.0)	(23.2)	—
Proceeds from issuance of common shares, net	0.7	0.3	0.9
Cash (used in) generated by financing activities	(68.9)	(55.8)	110.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1.6)	(3.4)	0.6
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(88.8)	31.7	(292.9)
Cash and cash equivalents, beginning of period	265.6	233.9	526.8
Cash and cash equivalents, end of period	$176.8	$265.6	$233.9
Supplementary cash flow information (Note 22)
See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2015, 2014 and 2013
(US dollars in millions, except share data in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances at January 1, 2013	168,727	$1,017.9	$233.8	$92.3	$57.9	$1,401.9
Amortization of stock-based compensation	—	—	5.6	—	—	5.6
Shares issued under stock-based compensation	616	3.9	(2.9)	—	—	1.0
Tax benefit on issuance of tangible equity units	—	—	1.6	—	—	1.6
Tax benefit of stock option exercises	—	—	(0.3)	—	—	(0.3)
Settlement of tangible equity units	2,109	7.1	(7.1)	—	—	—
Comprehensive loss:
Net loss	—	—	—	(215.0)	—	(215.0)
Post retirement benefit, net of tax	—	—	—	—	(0.2)	(0.2)
Foreign currency translation	—	—	—	—	(88.4)	(88.4)
Total comprehensive loss	—	—	—	—	—	$(303.6)
Balances at December 31, 2013	171,452	$1,028.9	$230.7	$(122.7)	$(30.7)	$1,106.2
Amortization of stock-based compensation	—	—	5.8	—	—	5.8
Shares issued under stock-based compensation	566	2.4	(2.5)	—	—	(0.1)
Tax benefit on issuance of tangible equity units	—	—	0.1	—	—	0.1
Tax benefit of stock option exercises	—	—	(1.8)	—	—	(1.8)
Settlement of tangible equity units exchange offer	42,130	154.8	(145.7)	—	—	9.1
Comprehensive loss:
Net loss	—	—	—	(124.2)	—	(124.2)
Post retirement benefit, net of tax					(0.4)	(0.4)
Foreign currency translation	—	—	—	—	(107.2)	(107.2)
Total comprehensive loss						$(231.8)
Balances at December 31, 2014	214,148	$1,186.1	$86.6	$(246.9)	$(138.3)	$887.5
Amortization of stock-based compensation	—	—	5.8	—	—	5.8
Shares issued under stock-based compensation	1,369	3.1	(2.7)	—	—	0.4
Settlement of tangible equity units	6,105	7.2	(7.2)	—	—	—
Comprehensive loss:
Net loss	—	—	—	(134.9)	—	(134.9)
Post retirement benefit, net of tax					(1.0)	(1.0)
Foreign currency translation	—	—	—	—	(182.5)	(182.5)
Total comprehensive loss						$(318.4)
Balances at December 31, 2015	221,622	$1,196.4	$82.5	$(381.8)	$(321.8)	$575.3
See accompanying notes to consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

1. Description of Business
Thompson Creek Metals Company Inc. ("TCM") is a North American mining company incorporated under the laws of British Columbia with copper, gold and molybdenum mining, milling, processing and marketing operations in Canada and the United States ("US").
The Copper-Gold operations consist of Mount Milligan Mine, a conventional truck-shovel open-pit copper and gold mine and concentrator in British Columbia. The US operations for molybdenum include the Thompson Creek Mine ("TC Mine") (mine and mill) in Idaho and the Langeloth Metallurgical Roasting Facility (the "Langeloth Facility") in Pennsylvania. The Canadian operations for molybdenum consist of a 75% joint venture interest in the Endako Molybdenum Mine Joint Venture ("Endako Mine") (mine, mill and roaster) in British Columbia. Due to continued weakness in the molybdenum market Endako Mine was placed on temporary suspension in December 2014 and subsequently was placed on care and maintenance effective July 1, 2015. As previously disclosed in TCM's 2014 Form 10-K, TC Mine was placed on care and maintenance in December 2014 after the processing of stockpiled ore from Phase 7 was completed. During 2015, TC Mine conducted limited stripping for the next phase of mining (referred to as “Phase 8”). As part of TCM's cost reduction measures, further stripping at TC Mine ceased effective August 6, 2015. As of January 2016, TCM is operating a commercial molybdenum beneficiation circuit at TC Mine to treat molybdenum concentrates to supplement the concentrate feed TCM sources directly for the Langeloth facility.
The costs related to the Endako Mine temporary suspension and care and maintenance and TC Mine care and maintenance are reflected in costs for idle mining operations in the Consolidated Statements of Operations and Comprehensive Loss. The test-work costs related to the molybdenum beneficiation circuit are reflected in operating expenses in the Consolidated Statements of Operations and Comprehensive Loss.
TCM also has a 100% interest in a copper and molybdenum exploration property located in British Columbia (the “Berg property”) and a 0.51% net smelter return royalty and a 10.2% net profits interest in a zinc and lead exploration project located in Canada (the "Howards Pass property").
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
New Accounting Standards
In November 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") in connection with the balance sheet classification of deferred taxes. The objective of this ASU is to simplify the presentation of deferred income taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. TCM adopted this ASU effective October 1, 2015. Upon adoption, TCM adjusted its December 31, 2014, balance sheet by decreasing its current and non-current deferred tax assets by $0.1 million and $11.5 million, respectively and decreasing current deferred tax liabilities by $14.1 million and increasing non-current deferred tax liabilities by $2.5 million.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)
2. Significant Accounting Policies (Continued)

In July 2015, the FASB issued an ASU that simplified the subsequent measurement of inventory by requiring entities to measure inventory at the lower of cost or net realizable value, except for inventory measured using the last-in, first-out (LIFO) or the retail inventory methods. Under the new guidance, entities are only required to compare the cost of inventory to one measure - net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an interim or annual reporting period. This ASU must be applied prospectively. TCM adopted this ASU effective October 1, 2015, and it had no impact on its results of operations.
In April and August 2015, the FASB issued ASUs to simplify the presentation of debt issuance costs. These ASUs require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, these ASUs are effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. TCM will adopt this ASU effective January 1, 2016.
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
Currency Translation
The functional currency of TCM and its US operations is the US dollar. Monetary assets and liabilities denominated in foreign currencies are translated into US dollars at exchange rates in effect at the balance sheet date, with resulting gains or losses reported in loss (gain) on foreign exchange in the computation of net (loss) income. Other non-monetary assets and liabilities are translated at historic rates. Revenues, expenses and cash flows in foreign currencies are translated into US dollars at average exchange rates.
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
Years ended December 31, 2015, 2014 and 2013
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
Cash and Cash Equivalents and Restricted Cash
Cash comprises cash deposits held at banks. Cash equivalents are financial instruments issued or guaranteed by major financial institutions and governments that have an original maturity date of less than 90 days. Cash equivalents are stated at cost, which approximates market value. Restricted cash is primarily amounts withheld related to certain construction contracts and amounts to fund TCM's deferred compensation program.
Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts. As of December 31, 2015, accounts receivable included trade accounts receivables of $52.8 million, Goods and Services Sales Tax refunds receivable of $1.4 million, third party molybdenum receivables of $0.2 million and other miscellaneous receivables of $0.2 million, partially offset by $1.9 million of mark-to-market adjustments relating to provisional invoices for copper and gold concentrate sales.
As of December 31, 2014, accounts receivable included trade accounts receivables of $45.1 million, Goods and Services Sales Tax refunds receivable of $2.0 million, Langeloth Facility receivables of $0.9 million, third party molybdenum receivables of $0.3 million and settlement receivables on hedges and other miscellaneous receivables of $1.3 million, partially offset by $3.5 million of mark-to-market adjustments relating to provisional invoices for copper and gold concentrate sales.
Product Inventories
Product inventories are carried at the lower of cost or net realizable value, as of October 1, 2015. Prior to that date product inventories were carried at the lower of cost or market and assessed monthly to determine if a write down was required. Cost comprises production costs for copper-gold concentrate ("concentrate") and molybdenum concentrate ("molybdenum") produced and processed from TCM's mines, as well as amounts paid for molybdenum concentrate purchased from third parties. Production costs include the direct mining, milling and on-site general and administrative costs; costs of processing, beneficiation and roasting; transportation, shipping, freight and insurance costs; refining and treatment costs; warehouse costs; stock-based compensation and depreciation, depletion and amortization. Stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) incurred during the production phase of a mine are considered variable production costs and are included as a component of inventory produced during the period in which stripping costs are incurred. For concentrate, TCM uses the weighted-average cost method for production and sales of product inventory. For molybdenum, TCM uses the first-in, first-out cost method for production and sales of product inventory. For both the copper-gold and molybdenum operations, the weighted-average cost method is used for stockpiled ore.
Obsolescence
TCM routinely evaluates materials and supplies inventory for obsolescence. When necessary, obsolete and surplus materials and supplies are written down in a manner that reduces the inventory value to an amount that does not exceed its net realizable value, which may be considered salvage value, with the difference charged to current period expenses. During 2015, 2014 and 2013, TCM recorded write downs for obsolete materials and supplies inventory of $0.2 million, $2.8 million and $2.4 million, respectively.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
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
Mine Development
Capitalization of mine development costs that meet the definition of an asset begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body and the removal of overburden to initially expose an ore body at open pit surface mines. Costs incurred before mineral resources are classified as proven and probable reserves are expensed and classified as exploration expense, unless it can be substantiated prior to the commencement of a drilling program that the drilling costs will result in the conversion of a mineral resource into proven and probable reserves. All capitalized costs are amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be produced from estimated proven and probable mineral reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in costs and expenses on the Consolidated Statements of Operations and Comprehensive Loss. Tax credits, which will be used to offset future taxable income, generated from qualifying new mine development costs are included as reductions to property, plant, equipment and development and increases to deferred tax assets on the Consolidated Balance Sheets. The benefit from these tax incentives will be reflected in net income (loss) over the estimated life of the ore body, along with the capitalized mine development costs which generated the credits.
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
Additionally, interest expense and financing fees allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use. See Note 9 for further discussion.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
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
See Note 5 for further discussion of TCM's 2014 and 2013 impairment charges.
Legal Fees
TCM generally recognizes legal expenses as incurred. When it is determined that a contingency meets the criteria for recognition as a liability on the balance sheet, TCM also accrues for the related incurred legal fees associated with that probable contingency.
Debt Issuance Costs
Included in other long-term assets are costs associated with the issuance of TCM's Senior Notes (2017 Notes, 2018 Notes and 2019 Notes as defined in Note 9) and tangible equity units ("tMEDS"). The remaining unamortized issuance costs at December 31, 2015 totaled $9.9 million and are being amortized over the life of the Senior Notes. The unamortized costs at December 31, 2014 totaled $15.3 million, and were amortized over the life of the Senior Notes or the tMEDS, as applicable. Amortization costs for the Senior Notes and tMEDS were capitalized to Mount Milligan Mine until the underlying assets became ready for their intended use.
Equipment Financings
TCM is the lessee of equipment under the Equipment Facility with Caterpillar (see Note 8). In 2013, TCM entered into an equipment financing transaction with Caterpillar with respect to certain Endako Mine equipment. In 2013, TCM also entered into equipment financing transactions with Caterpillar with respect to certain equipment at Mount Milligan Mine pursuant to the Equipment Facility. TCM's ability to finance additional equipment under the Equipment Facility expired in September 2015 per the amended terms of the Equipment Facility agreement. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Once ready for their intended use, the assets are depreciated over the lower of their related lease terms or their estimated productive lives. Beginning in September 2013, in conjunction with the start-up phase of Mount Milligan Mine, TCM ceased capitalizing the interest and debt issuance costs associated with the leases under the Equipment Facility for Mt. Milligan Mine as the related assets were placed in service.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)
2. Significant Accounting Policies (Continued)

Financial Instruments
From time to time, TCM enters into various arrangements, such as forward commodity contracts, foreign currency forward contracts and fixed- and provisionally-priced purchase and sale contracts. TCM does not account for any of these arrangements using hedge accounting.
Financial and derivative instruments (including embedded derivatives) are recorded at fair value on the Consolidated Balance Sheets. Changes in the fair value of derivatives are recorded each period in the Consolidated Statements of Operations and Comprehensive Loss.
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
Revenue Recognition
TCM sells its products pursuant to sales contracts entered into with its customers. For concentrate sales, revenue is recognized when title and risk of loss pass and when collectability is reasonably assured. The passing of title and risk of loss are based on terms of the sales contract, upon shipment. Revenues from TCM’s concentrate sales are recorded based on a provisional sales price, with adjustments made for a final sales price calculated in accordance with the terms specified in the relevant sales contract, including the price to be received under the Gold Stream Arrangement, as well as any potential losses from TCM's commitment under the Gold Stream Arrangement. Revenues from concentrate sales are recorded net of treatment and all refining charges and the impact of derivative contracts. Treatment and refining charges represent payments or price adjustments that are contractually negotiated, as is typical in the industry. Moreover, because a portion of the metals contained in concentrate is unrecoverable as a result of the smelting process, TCM's revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)
2. Significant Accounting Policies (Continued)

Under the long-established structure of sales agreements prevalent in the industry, metals contained in concentrate are generally provisionally priced at the time of shipment. The provisional prices are finalized in a specified future month (generally one to four months from the shipment date) based on quoted monthly average spot gold prices on the London Metal Exchange ("LME") or spot copper prices on the London Bullion Market Association ("LBMA"). TCM receives market prices based on prices in the specified future month, which results in mark-to-market price fluctuations recorded to revenues until the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. For changes in metal quantities upon receipt of new information and assay, the provisional sales quantities are adjusted as well.

To satisfy its obligations under the Gold Stream Arrangement, TCM purchases unallocated refined gold and arranges for delivery to Royal Gold, Inc's ('Royal Gold") designated account. TCM recognizes revenue for sales of refined gold when title and risk of loss passes and when collectability is reasonably assured. Revenue from and costs for unallocated refined gold delivered under the Gold Stream Arrangement and gains and losses related to TCM's forward commodity gold contracts to hedge the Company's exposure under the Gold Stream Arrangement are netted and recorded to gold sales.
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
TCM enters into provisionally-priced molybdenum, copper and gold sales contracts, whereby the contracts settle at prices to be determined at a future date based upon quoted prices. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to an estimated fair value at the end of each period. Changes to the fair value of embedded derivatives related to molybdenum purchase agreements are included in operating expenses in the Consolidated Statements of Operations and Comprehensive Loss as the product is sold.
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
Years ended December 31, 2015, 2014 and 2013
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
Employee Stock Purchase Plan
TCM's employee stock purchase plan ("ESPP") provides an opportunity for TCM's employees to purchase its common shares at 85% of the closing price at the beginning of the offering period or at the end of the offering period, whichever is lower. Effective May 13, 2014, TCM shareholders approved the Amended and Restated Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan that makes additional shares of TCM's common stock available for issuance. The ESPP was suspended effective January 1, 2016.
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
3. Inventory
The carrying value of product inventory was as follows:

	December 31, 2015	December 31, 2014
Copper and Gold Inventory:
Concentrate	$19.4	$29.4
Stockpiled ore	15.6	8.3
	$35.0	$37.7
Molybdenum Inventory:
Finished product	$12.3	$45.0
Work-in-process	8.5	13.5
Stockpiled ore	—	0.4
	$20.8	$58.9
	$55.8	$96.6
During 2015, 2014 and 2013, the carrying value of TCM's product inventory exceeded its market or net realizable value, resulting in write downs.

The following table sets forth the write downs of TCM's product inventory in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Copper-Gold
Operating expense	$—	$—	$20.2
Depreciation, depletion and amortization	—	—	2.1
Start-up costs	—	—	7.3
US Operations Molybdenum
Operating expense	13.7	2.1	—
Depreciation, depletion and amortization	0.6	0.2	—
Canadian Operations Molybdenum
Operating expense	1.4	20.4	24.1
Depreciation, depletion and amortization	0.1	2.8	4.1
	$15.8	$25.5	$57.8

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

4. Property, Plant, Equipment and Development, Net
Property, plant, equipment and development, net, comprised the following:

	December 31, 2015	December 31, 2014
Mining properties and mineral reserves	$630.4	$709.8
Mining and milling equipment and facilities (1)	1,305.4	1,523.4
Processing facilities	176.7	171.1
Construction-in-progress (2)	16.4	14.0
Other	9.5	9.5
	2,138.4	2,427.8
Less: Accumulated depreciation, depletion and amortization	(282.2)	(209.5)
	$1,856.2	$2,218.3
(1) As of December 31, 2015, mining and milling equipment and facilities included $13.0 million related to the July 2015 settlement of Mount Milligan Mine construction and development claims.
(2) The construction-in-progress balances consisted primarily of projects at Mount Milligan Mine. As of December 31, 2015, the construction-in-progress consisted of $15.2 million primarily related to the permanent secondary crusher at Mount Milligan Mine, $0.6 million related to the beneficiation circuit at TC Mine and $0.6 million in ongoing operating capital at Langeloth. The construction-in-progress balance at December 31, 2014 consisted primarily of costs for Phase 2 of the tailings facility system at the Mount Milligan Mine.
During the years ended December 31, 2015, December 31, 2014 and December 31, 2013 TCM recognized non-cash property plant equipment and development asset impairments of nil, $92.0 million and $188.0 million, respectively. See Note 5 for further discussion of asset impairments.
5. Asset Impairments
Our impairment analysis did not result in any long-lived asset impairments during 2015. TC Mine and Endako Mine molybdenum assets were impaired to their overall liquidation values in 2014 as discussed below.

The following table sets forth the write downs of property, plant, and equipment and development assets, mineral reserves, materials and supplies inventory and goodwill in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the years presented:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
US Operations Molybdenum
Property, plant, and equipment	$—	$—	$127.8
Materials and supplies	—	3.3	1.6
Canadian Operations Molybdenum
Property, plant, and equipment	—	66.7	59.4
Materials and supplies	—	9.5	5.3
Exploration Properties and Other
Mineral reserves		25.3	—
Land	—	—	0.8
	$—	$104.8	$194.9

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)
5. Asset Impairments (Continued)

Effective December 31, 2014, TCM and its joint venture partner temporarily suspended operations at Endako Mine due to significant declines in commodity prices and ongoing weakness in the molybdenum price. Additionally, given mining performance for 2014, there was a decrease in the Endako Mine molybdenum proven and probable reserves. The temporary suspension and reserve decrease constituted triggering events, requiring TCM to re-evaluate its proportionate share of Endako Mine's long-lived assets for impairment in the fourth quarter of 2014. This evaluation indicated that TCM's share of the anticipated undiscounted cash flows from Endako Mine assets, using the two-step approach discussed in Note 2, were less than its share of the carrying value of the fixed assets due to the expected future molybdenum price and anticipated production and cash costs from the Endako Mine. This resulted in estimating TCM's share of the assets’ estimated fair value, which was also less than TCM's share of their carrying values. As a result of this evaluation during 2014 TCM recorded non-cash write downs of the Endako Mine property, plant and equipment assets and materials and supply inventory.

Additionally, as of December 31, 2014, TCM evaluated the fair value of its exploration properties given the significant decline in commodity prices in the fourth quarter of 2014. This evaluation indicated that the fair value of these properties was less than TCM's carrying values and non-cash write downs were recognized in the fourth quarter of 2014, representing a write-down to the assets’ estimated fair value as of December 31, 2014. Given the weakness in commodity markets, as of December 31, 2014, TCM also evaluated the fair value of its remaining materials and supplies inventory at TC Mine; the fair value of TC Mine’s materials and supplies inventory was less than the carrying value resulting in non-cash write downs in 2014.

As of December 31, 2013, TCM's decision to place TC Mine on care and maintenance and the update to its Endako Mine molybdenum reserves using a price of $10 per pound of molybdenum oxide compared to $12 per pound used previously, constituted triggering events, requiring TCM to evaluate the long-lived assets at these mines for impairment in the fourth quarter of 2013. As a result of these analyses, TCM recorded a non-cash asset impairment, representing a write down to the assets' estimated fair value as of December 31, 2013. Additionally during 2013, TCM negotiated a contract with US Energy to sell land originally acquired by one of its subsidiaries for easements related to the Mt. Emmons project, in respect of which TCM terminated its interest in 2011. TCM assessed the impact of this contract on the carrying value of the land, and recorded a non-cash write down of the land representing a write down to the land's fair value.

These impairment charges were included in total costs and expenses in TCM's Consolidated Statements of Operations and Comprehensive Loss.

6. Financial Instruments
TCM enters into various derivative financial instruments in the normal course of operations to manage exposure to the market prices of copper, gold and molybdenum. TCM does not apply hedge accounting to its derivative instruments. Accordingly, changes in fair value of derivative instruments are recorded in the Consolidated Statements of Operations and Comprehensive Loss, except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception.
The following table provides details about the fair values of TCM's derivative assets and liabilities:

	Fair Value as of December 31,
	2015	2014
Assets
Commodity contracts	$—	$1.8
Total	$—	$1.8
Liabilities
Forward currency contracts	$2.0	$0.3
Commodity contracts	$1.5	$—
Provisionally-priced sales	$1.9	$—
Total	$5.4	$0.3

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)
6. Financial Instruments (Continued)

TCM's commodity and currency derivative assets are included in prepaid expenses and other current assets, and similar types of derivative liabilities are included in other current liabilities. Provisionally-priced sales assets or liabilities are included in accounts receivable. TCM is exposed to credit risk when counterparties with which it has entered into derivative transactions are unable to satisfy their obligations. To reduce counterparty credit exposure, TCM deals primarily with large, credit-worthy financial institutions and companies and limits credit exposure to each. TCM believes the counterparties to the contracts to be credit-worthy entities and, therefore, TCM believes credit risk of counterparty non-performance is relatively low, and as such, the fair value of the derivatives has not been adjusted.
The following table sets forth the (losses) gains on derivative instruments for the years presented:

		Years Ended
Derivative Type and Activity	Statement of Operations Classification	December 31, 2015	December 31, 2014	December 31, 2013
Gold hedges related to Gold Stream Arrangement	Gold sales	$(2.3)	$(1.3)	$—
Provisional priced MTM gold sales	Gold sales	$(0.3)	$(0.1)	$—
Provisional priced MTM copper sales	Copper sales	$1.9	$(3.5)	$—
Copper and Gold hedges; other commodity contracts	Other	$4.9	$4.7	$1.6
Molybdenum hedges	Molybdenum sales	$—	$—	$(0.1)
Forward currency contracts	(Loss) gain on foreign exchange, net	$(5.4)	$(0.2)	$—
Gold Hedges Related to Gold Stream Arrangement and Other Commodity Contracts
TCM must satisfy its obligation under the Gold Stream Arrangement (discussed in Note 10) by delivering gold to Royal Gold after TCM receives payment from third-party purchasers, including offtakers and traders, that purchase concentrate from Mount Milligan Mine ("MTM Customers"). During 2015,TCM delivered gold to Royal Gold based on a percentage of the gold ounces included in each final sale of gold to MTM Customers within two days of receiving a final payment. If the final payment from an MTM Customer is not received within five months of the provisional payment date, then TCM will deliver an estimated amount of gold ounces based on information that is available from the MTM Customer at that time.
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
In addition to the Gold Stream Risk and in connection with the sale of concentrate from Mount Milligan Mine, TCM is exposed to copper and gold price fluctuations between the dates of concentrate shipment, provisional payment and final payment. In order to hedge the price risk for the metals contained in concentrate, TCM has entered into certain forward copper and gold purchase and sale contracts pursuant to which it purchases copper or gold at an average price during a quotational period and sells copper or gold at a spot price. Additionally, TCM has entered into zero cost collars pursuant to which it agrees with a counterparty to a floor and ceiling relative to future prices of gold. If the gold price is below the floor, the counterparty pays TCM the difference between the price and the floor. If the gold price is above the ceiling, TCM pays the counterparty the difference between the ceiling and the price. TCM records its commodity contracts at fair value using a market approach based on observable quoted market prices and contracted prices. These financial instruments are intended to protect TCM against the price risk related to the MTM Customer purchase contracts.
The following table provides details of TCM's commodity contracts as of December 31, 2015:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)
6. Financial Instruments (Continued)

	Quantity	Sell Price	Buy Price	Maturities Through
Gold Hedge Purchases related to Gold Stream Arrangement (oz)	31,940	TBD	$1,072 - $1,133	January 2016 - April 2016
Forward Gold Sales (oz)	9,000	$1,130	TBD	January 2016 - June 2016
Fuel Hedges (gallons)	1,560,000	N/A	$2.00	January 2016 - December 2016

	Quantity	Put Price	Call Price	Maturities Through
Gold Collars (oz)	14,600	$1,050 - $1,125	$1,164 - $1,227	January 2016 - October 2016
Provisionally-Priced Contracts
Certain copper-gold and molybdenum sales contracts provide for provisional pricing. These sales contain an embedded derivative related to the provisional-pricing mechanism, which is bifurcated and accounted for as a derivative. TCM also enters into provisionally-priced molybdenum purchase contracts that also contain an embedded derivative, which is bifurcated and accounted for as a derivative.
TCM determines the fair value of its provisionally-priced contracts using a market approach based upon observable inputs from published market prices and contract terms. Changes to the fair values of the embedded derivatives related to provisionally-priced molybdenum purchases are included in operating expenses in the Consolidated Statements of Operations and Comprehensive Loss as the product is sold.
The following table sets forth TCM's outstanding provisionally-priced contracts as of December 31, 2015:

		Average Price Per Unit
	Open Positions	Contract	Market	Maturities Through
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	26.1	TBD	TBD	March 2016
Gold (ounces)	31,719	TBD	TBD	March 2016
Embedded derivatives in provisional purchase contracts:
Molybdenum (millions of pounds)	1.8	N/A	TBD	February 2016
Forward Currency Contracts
TCM transacts business in various currencies in the normal course of its operations and for capital expenditures. In addition, with all of its revenues denominated in US dollars, TCM has an ongoing foreign exchange risk with respect to its Canadian operations. To help mitigate this risk, TCM has entered into foreign currency forward contracts pursuant to which it has agreed to buy Canadian dollars at an agreed-upon rate. TCM records its currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of December 31, 2015 and December 31, 2014, TCM had 26 and 8 open foreign currency option contracts, respectively.
The following table provides details of TCM's forward currency contracts as of December 31, 2015:

	Notional Amount	Buy Price	Maturities Through
Forward currency contracts	C$67,000,000	$1USD/C$1.29 - C$1.38	January 2016 - August 2016
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
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)
6. Financial Instruments (Continued)

The streaming arrangement with Royal Gold ("Gold Stream Arrangement") contains an agreement to sell gold at a fixed price, but it does not meet the definition of a derivative instrument. See discussion of the Gold Stream Arrangement in Note 10.
The following table sets forth TCM's outstanding molybdenum fixed-priced sales contracts as of December 31, 2015:

	Quantity (000's lb)	Sell Price	Maturities Through
Molybdenum fixed price sales	368.9	$7.08	June 2016

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

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
As of December 31, 2015 and 2014, TCM held certain items that were required to be measured at fair value on a recurring basis. These included derivative assets and liabilities which consist of commodity and foreign currency derivative instruments and provisionally priced contracts. In addition to the fair value disclosure requirements related to financial instruments carried at fair value, TCM has provided disclosures regarding the fair value of all of TCM's financial instruments in accordance with US GAAP. The methods and significant assumptions used to estimate the fair value of these financial instruments and any changes in methods or significant assumptions from prior periods have also been disclosed. As required, financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following tables set forth TCM's financial liabilities measured at fair value by level within the fair value hierarchy.

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities
Senior secured notes	$257.6	$—	$257.6	$—
Senior unsecured notes	96.7	—	96.7	—
Commodity contracts	1.5	—	1.5	—
Provisionally-priced contracts	1.9	—	1.9	—
Forward currency contracts	2.0	2.0	—	—
	$359.7	$2.0	$357.7	$—

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Commodity contracts	$1.8	$—	$1.8	$—
	$1.8	$—	$1.8	$—
Liabilities
Senior secured notes	$393.2	$—	$393.2	$—
Senior unsecured notes	453.3	—	453.3	—
tMEDS	0.4	—	—	0.4
Forward currency contracts	0.3	0.3	—	—
	$847.2	$0.3	$846.5	$0.4

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)
7. Fair Value Measurement (Continued)

TCM classified its currency contracts within Level 1 because they are valued using a market approach based on observable quoted exchange rates and contracted notional amounts. TCM classified its senior secured and unsecured notes within Level 2 because they are valued using discounted cash flow valuation models which use a mix of inputs including a risk-free interest rate input that is quoted in an active market and credit spreads. The risk-free interest rate and credit spread inputs are negatively correlated to the fair value measure; an increase (decrease) in the input will decrease (increase) the fair value measure. TCM classified its commodity contracts and provisionally priced contracts within Level 2 because they are valued using a market based approach, other than observable quoted prices included within Level 1, other inputs from published market prices and contracted prices and terms. TCM classified its tMEDS within Level 3 because they are valued using significant unobservable inputs. TCM determined the fair value of the debt component of tMEDS using a discounted cash flow model by obtaining yields for comparably-rated issuers trading in the market, considering the market yield of existing TCM debt and the credit rating of TCM.

As of December 31, 2015, the carrying values of the 9.75% senior secured notes, the 7.375% senior unsecured notes and the 12.5% senior unsecured notes were higher than their fair values of $257.6 million, $61.1 million and $35.6 million, respectively.

As of December 31, 2015, the carrying values of TCM's financial instruments approximated their fair values. TCM determined the fair value of its financial instruments using LME or COMEX copper and gold forward prices and option pricing models using the counterparties' and TCM's credit quality. See Note 6 for more information regarding TCM's financial instruments.

On May 15, 2015, the prepaid share purchase contract portion of each outstanding tangible equity units ("tMEDS") was automatically settled at the maximum settlement rate of 5.3879 shares of common stock. TCM issued a total of 6,105,210 shares of common stock in connection with such settlement. See Note 12 for more information regarding the tMEDS.

As of December 31, 2014, the carrying values of the 9.75% senior secured notes were lower than their fair values of approximately $393.2 million, while the carrying value of the 7.375% senior unsecured notes, the 12.5% senior unsecured notes and tMEDS were higher than their fair values of $273.0 million, $180.3 million and $0.4 million, respectively.
There were no transfers into or out of Level 3 during the years ended December 31, 2015 and 2014. TCM's policy is to recognize transfers as of the actual date of the event or change in circumstances.
The following table sets forth a reconciliation of activity related to Level 3 financial liabilities for the years ended December 31, 2015 and 2014:

Debt
Balance at January 1, 2014	0.4
Settlement and revaluation of tMEDS	—
Balance at December 31, 2014	$0.4
Settlement of tMEDS	(0.4)
Balance at December 31, 2015	$—
In addition to assets and liabilities that are recorded at fair value on a recurring basis, TCM records certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges when required by US GAAP. See Note 5 for further discussion of asset impairments.

8. Leases
TCM's total capital lease obligations consisted of the following:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)
8. Leases (Continued)

	December 31, 2015	December 31, 2014
Equipment Facility capital leases	$20.1	$20.3
Equipment Facility sale leaseback	31.2	45.9
Sale leaseback	1.7	2.3
Total lease obligations	53.0	68.5
Less: Current portion	(25.6)	(22.8)
Total long-term lease obligations	$27.4	$45.7
Equipment Financings
TCM entered into an equipment financing facility, as amended from time to time (the "Equipment Facility"), pursuant to which Caterpillar Financial Services Limited ("Caterpillar") agreed to underwrite up to $132.0 million in mobile fleet equipment financing for Mount Milligan Mine. Each borrowing under the Equipment Facility represents a capital lease and has a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at TCM's option. At the end of each 48 or 60 month lease period, TCM has the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes non-financial covenants, and as of December 31, 2015, TCM was in compliance with these covenants. TCM's ability to finance additional equipment under the Equipment Facility expired in September 2015 per the amended terms of the Equipment Facility agreement. During 2015, TCM entered into two new capital leases pursuant to the Equipment Facility. The leases resulted in an increase of $8.3 million to TCM's capital lease obligation after total upfront payments of $0.9 million. Interest payments are based on an annual fixed rate of 5.70%. TCM did not enter into any new capital leases pursuant to the Equipment Facility in 2014.
During 2013, TCM entered into three leases with Caterpillar with respect to certain equipment pursuant to the Equipment Facility, of which two are considered sale-leaseback transactions. Interest payments are based on a fixed rate of 5.50%
As of December 31, 2015 and 2014, TCM had $51.3 million and $66.2 million, respectively, in outstanding borrowings under the Equipment Facility. Interest pertaining to the Equipment Facility is allocable to the cost of developing mining properties and to constructing new facilities and is capitalized until assets are ready for their intended use. Beginning in September 2013, in conjunction with the start-up phase of Mount Milligan Mine, TCM ceased capitalizing the interest and debt issuance costs associated with the leases under the Equipment Facility for Mount Milligan Mine as the related assets were placed in service.
Separate from the Equipment Facility, during 2013, TCM entered into a sale-leaseback transaction with Caterpillar with respect to 75% of certain Endako Mine equipment. TCM received $5.3 million in cash from Caterpillar for the sale of this equipment, which was subsequently leased back, after an upfront down payment of $1.4 million. Interest payments are based on a fixed rate of 5.85%. On September 4, 2015, TCM assumed the lease for the remaining 25% of the equipment and subsequently transferred this equipment to Mount Milligan Mine. In connection with this transfer, TCM paid $0.3 million to Sojitz, TCM's Endako Mine joint venture partner, for its 25% share of the fair value of the leased equipment and recognized an additional sale-leaseback obligation of $0.5 million. The agreement includes certain non-financial covenants, and as of December 31, 2015, TCM was in compliance with these covenants.
Interest and debt issuance costs on the equipment financings, as described above, consisted of the following:

	Years Ended December 31,
	2015	2014	2013
Interest paid	$3.7	$4.6	$4.7
Interest and debt issuance costs capitalized	$—	$—	$3.7
Interest and debt issuance costs expensed	$4.3	$5.0	$1.9

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)
8. Leases (Continued)

Future lease payments under capital leases as of December 31, 2015 for each of the next five years and in the aggregate were:

Total

2016	$25.6
2017	20.6
2018	4.4
2019	1.8
2020	0.6
Total future capital lease payments	$53.0
Operating Leases
TCM leases certain assets, such as equipment and office space, under operating leases expiring at various dates through 2020. Future lease payments under operating leases as of December 31, 2015 for each of the next five years and in the aggregate were:

Total

2016	$2.4
2017	1.5
2018	0.4
2019	—
2020	—
Thereafter	—
Total future operating lease payments	$4.3
Rent expense for 2015, 2014 and 2013 was $0.5 million, $0.5 million and $0.7 million, respectively.

9. Debt
TCM's senior secured and unsecured notes, tMEDS and equipment loans consisted of the following:

	December 31, 2015	December 31, 2014
9.75% Senior secured notes due 2017, net of discount	$314.5	$347.9
7.375% Senior unsecured notes due 2018	334.1	335.8
12.5% Senior unsecured notes due 2019	183.0	188.5
tMEDS (1)	—	1.2
Equipment loans	—	2.8
Total debt	831.6	876.2
Less: Current portion	—	(3.9)
Total long-term debt	$831.6	$872.3
(1) See Note 12 for additional information.
Interest paid, capitalized and expensed was as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)
9. Debt (Continued)

	Years Ended December 31,
	2015	2014	2013
Interest paid	$81.4	$86.7	$77.1
Interest capitalized	$1.7	$4.1	$71.5
Interest expensed	$83.0	$87.3	$22.2

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

During 2015, TCM repurchased $34.2 million of its 2017 Notes in a privately negotiated transaction and recorded a debt extinguishment loss of $3.1 million and reduced $0.5 million and $0.8 million of the related unamortized debt issuance costs and discount amortization, respectively.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)
9. Debt (Continued)

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
During 2015 and 2014, TCM repurchased $1.7 million and $14.2 million, respectively of its 2018 Notes in open market transactions and recorded a debt extinguishment gain of $0.3 million and $2.3 million, respectively and reduced the related unamortized debt issuance costs by an insignificant amount and $0.3 million, respectively.

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

The 2019 Notes are governed by a base indenture as supplemented by the first and second supplemental indentures thereto, each dated May 11, 2012 (the “2019 Notes Indenture”). There are no maintenance covenants with respect to the Company's financial performance. However, the 2019 Notes Indenture does contain transaction-based restrictive covenants that restrict the Company's ability and the ability of certain of the Company's subsidiaries to incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into transactions with affiliates; and enter into agreements restricting the Company's subsidiaries ability to pay dividends and consolidate, merge or sell all or substantially all of TCM assets, in each case subject to certain exceptions.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
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

During 2015, TCM repurchased $5.5 million of the 2019 Notes in open market transactions and recorded an insignificant debt extinguishment loss and reduced $0.1 million of the related unamortized debt issuance costs. During 2014, TCM repurchased $11.5 million of its 2019 Notes in open market transactions. In connection with the repurchase of these 2019 Notes, TCM recorded a debt extinguishment loss of $0.2 million and reduced $0.2 million of the related unamortized debt issuance costs.
Mobile Mining Equipment Loans
On December 8, 2010, TCM executed an equipment financing agreement with Caterpillar in the amount of $12.8 million secured by six units of mobile mining equipment purchased by TCM during 2010. As of December 31, 2015, all obligations with respect to the mobile mining equipment loans had been satisfied.
Total Debt
Aggregate maturities, net of discount amortization on the 2018 Notes, of the outstanding borrowings at December 31, 2015 were as follows:

Years	Principal Due
2016	$—
2017	315.8
2018	334.1
2019	183.0
2020	—
Thereafter	—
Total maturities	832.9
Discount amortization on 2017 Notes	(1.3)
Total debt	$831.6
10. Gold Stream Arrangement
Pursuant to the Gold Stream Arrangement, TCM agreed to sell to Royal Gold 52.25% of the refined gold production from Mount Milligan Mine for a total upfront payment of $781.5 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. The upfront cash payments of $781.5 million (referred to herein as the "Record of Deposit") which were received under the Gold Stream Arrangement were recorded as deferred revenue and classified as a liability on TCM's Consolidated Balance Sheets.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

10. Gold Stream Arrangement (Continued)

The Gold Stream Arrangement restricts TCM's ability to incur debt that is secured by the Mount Milligan Mine assets. Subject to the exceptions discussed below, TCM cannot incur debt that is secured by the Mount Milligan Mine assets in excess of $350.0 million until the earlier of the date upon which 425,000 ounces of refined gold have been sold and delivered to Royal Gold or the date upon which the aggregate dollar amount of the difference between the market price for the gold delivered to Royal Gold and the price actually paid by Royal Gold exceeds $280.0 million. Per a December 2014 amendment, TCM is additionally permitted to pledge the Mount Milligan Mine assets to secure up to $25.0 million of hedging obligations incurred in connection with gold and copper production from Mount Milligan Mine, foreign currency exchange risk relating to Mount Milligan Mine and one or more corporate credit facilities utilized in connection with Mount Milligan Mine. Provided that Mount Milligan Mine meets specified throughput, recovery and delivery conditions, the $25.0 million would increase to $50.0 million. As of December 31, 2015, these conditions have been met and Royal Gold concurred with the achievement of those conditions in January 2016.
TCM must maintain the Record of Deposit during the term of the Gold Stream Arrangement wherein TCM reduces the $781.5 million total amount paid by Royal Gold by the difference between the current market price at the time of sale of refined gold to Royal Gold and $435 per ounce, multiplied by the amount of refined gold sold in such sale. If, at the end of the initial 50-year term of the Gold Stream Arrangement, the total deposit amount reflected in the deposit record has not been reduced to nil, TCM must pay to Royal Gold the remaining balance reflected in the deposit record. As of December 31, 2015, the remaining deposit per the Gold Stream Arrangement totaled $653.5 million. In the event of any default by TCM under the Gold Stream Arrangement, Royal Gold could require TCM to repay the outstanding deposit. The remaining Record of Deposit differs from the unrecognized deferred revenue for accounting purposes.
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
TCM sells copper and gold concentrate from Mount Milligan Mine to MTM Customers, and then purchases gold ounces in the market for delivery to Royal Gold, in an amount based on a portion of the gold ounces in the copper and gold concentrate sold to MTM Customers as determined in accordance with the terms of the Gold Stream Arrangement. Mount Milligan Mine began selling copper and gold concentrate to MTM Customers and delivering gold ounces to Royal Gold in the fourth quarter of 2013, at which time TCM began to recognize an amount of the deferred revenue as gold ounces are delivered to Royal Gold, as explained further below. In connection with TCM's first 12 shipments of copper and gold concentrate (which concluded in the fourth quarter of 2014) from Mount Milligan Mine to MTM Customers, TCM was required to deliver gold ounces to Royal Gold based on a percentage of gold ounces in each provisional sale of gold to MTM Customers within two days of receiving a provisional payment for the sale of the copper and gold concentrate, with subsequent delivery of the remaining gold ounces upon final settlement. Thereafter, all deliveries of gold to Royal Gold were based solely on the final settlement of provisional sales of concentrate to MTM Customers and payable at the time of final settlement. The gold ounces delivered to Royal Gold under the Gold Stream Arrangement are based on the contained gold ounces in the provisional payments and final settlements multiplied by a 97% payable factor.
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
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

10. Gold Stream Arrangement (Continued)

The following table presents the revenue under the Gold Stream Arrangement for the years ended December 31, 2015, 2014, and 2013 respectively, in the form of (i) cash receipts based on gold sales during the applicable period, and (ii) deferred revenue for gold ounces delivered and deferred revenue to be recognized upon final settlement during the applicable period:

	Years Ended
(US$ in millions)	December 31, 2015	December 31, 2014	December 31, 2013
Gold sales related to cash portion of Gold Stream Arrangement	$50.1	$39.0	$1.3
Gold sales related to deferred portion of Gold Stream Arrangement (1)	39.9	31.2	1.0
Total gold sales under Gold Stream Arrangement (1)	$90.0	$70.2	$2.3
_____________________________________________________________________________
(1) The years ended December 31, 2015, 2014 and 2013 included $36.7 million, $19.2 million and 0.8 million, respectively, of revenue for gold ounces delivered, and $3.2 million, $12.0 million and 0.7 million, respectively, in future reduction of deferred revenue liability ultimately to be recognized upon delivery of gold.

11. Other Liabilities

Other liabilities comprised the following:

	December 31, 2015	December 31, 2014

Liabilities for unrecognized tax benefits (1)	$9.7	$—
Other accrued taxes	—	0.4
Employee benefits	3.9	4.8
	$13.6	$5.2
(1) See Note 19 for more information.

12. Tangible Equity Units ("tMEDS")

As of December 31, 2015, all obligations with respect to the tMEDS had been satisfied and no tMEDS remain outstanding. On May 11, 2012, TCM completed a public offering of 8,800,000 tMEDS with a stated value of $25.00. Each tMEDS unit consisted of a prepaid common stock purchase contract and a senior amortizing note due May 15, 2015. In June 2014, TCM completed an exchange offer whereby 7,206,862 units, or 86.4% of the then outstanding tMEDS, were tendered for exchange and accepted by TCM. In exchange for the tendered tMEDS, TCM issued 42,129,829 shares of its common stock.

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

For the years ended December 31, 2015, 2014 and 2013, TCM paid $0.1 million, $1.3 million and $3.1 million, respectively, and expensed $0.1 million, $1.2 million and $0.6 million, respectively, of the interest and debt issuance costs associated with the tMEDS. For the years ended December 31, 2014 and 2013, TCM capitalized $0.1 million and $2.7 million, respectively, of the interest and debt issuance costs associated with the tMEDS.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

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
The following table details items affecting asset retirement obligations for future mine closure and reclamation costs in connection with TCM's Mount Milligan Mine, TC Mine, Endako Mine (reflecting 75% ownership) and its now-terminated interest in the Davidson property for the three years ended December 31, 2015:

	Mt. Milligan	Thompson Creek Mine	Endako Mine	Davidson Property	Total
At January 1, 2013	$4.3	$21.5	$10.5	$0.3	$36.6
Additions/Revisions	(1.2)	(1.3)	8.2	—	5.7
Accretion	0.2	1.3	0.9	—	2.4
Foreign exchange	(0.2)	—	(0.7)	—	(0.9)
At December 31, 2013	$3.1	$21.5	$18.9	$0.3	$43.8
Additions/Revisions (1)	(0.7)	(9.2)	(0.3)	—	(10.2)
Accretion	0.4	1.5	1.7	—	3.6
Foreign exchange	(0.3)	—	(1.6)	—	(1.9)
At December 31, 2014	$2.5	$13.8	$18.7	$0.3	$35.3
Additions/Revisions	0.4	(0.1)	(0.3)	—	—
Accretion	0.3	0.6	1.3	0.1	2.3
Reclamation payments	—	—	—	(0.3)	(0.3)
Foreign exchange	(0.4)	—	(3.1)	—	(3.5)
At December 31, 2015	$2.8	$14.3	$16.6	$0.1	$33.8
(1) At December 31, 2014 the downward revision to the asset retirement obligation at TC Mine resulted in a $6.2 million decrease to depreciation, depletion and amortization in the Consolidated Statements of Operations and Comprehensive Loss.
TCM is required by US federal and state laws and Canadian provincial laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if TCM is unable to do so. These laws are complex and vary from jurisdiction to jurisdiction. The laws govern the determination of the scope, cost of the closure, reclamation obligation and the amount and forms of financial assurance. As of December 31, 2015 and 2014, TCM has provided the appropriate regulatory authorities in the US and Canada with $72.5 million and $78.6 million, respectively, in non-cash reclamation financial assurance for mine closure obligations which are secured by $10.0 million and $10.3 million in cash deposits as of December 31, 2015 and 2014, respectively.
The current reclamation bonding for TC Mine is $42.3 million as of December 31, 2015. TCM has provided surety bonds which are secured by $10.0 million in cash deposits, to satisfy these obligations. The estimated future reclamation costs for TC Mine have been discounted using rates from 6.7% to 20.4%. As of December 31, 2015, TCM anticipates that these costs will be incurred from 2031 to 2045. The total inflated and undiscounted estimated reclamation costs for TC Mine were $42.1 million and $44.6 million as of December 31, 2015 and 2014, respectively.
In connection with the development of Mount Milligan Mine, the Province of British Columbia required us to provide a reclamation deposit in the amount of $21.7 million and $25.9 million as of December 31, 2015 and 2014, respectively. The estimated future reclamation costs for Mount Milligan Mine have been discounted using rates from 11.0% to 20.4%. As of December 31, 2015, TCM anticipates that these costs will be incurred beginning in the year 2037. The total inflated and undiscounted estimated reclamation costs for Mount Milligan Mine were $36.1 million and $43.1 million as of December 31, 2015 and 2014, respectively.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)
13. Asset Retirement Obligations (Continued)

For Endako Mine, the British Columbia Ministry of Energy, Mines and Petroleum Resources required TCM to provide a reclamation deposit in the amount of $11.1 million and $13.2 million as of December 31, 2015 and 2014, respectively. TCM's proportionate share was $8.3 million and $9.9 million as of December 31, 2015 and 2014, respectively. TCM's share of total inflated and undiscounted estimated reclamation costs for Endako Mine were $29.2 million and $35.6 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, TCM estimates its proportionate share of these costs will be incurred from 2015 to 2031. The estimated future reclamation costs for Endako Mine have been discounted using rates from 2.94% to 20.40%.
TCM's Berg property was acquired in the 2010 acquisition of Terrane. The Province of British Columbia required TCM to provide a reclamation deposit in the amount of $0.1 million as of December 31, 2015 for the Berg property.
During 2015, TCM's reclamation deposits related to Mount Milligan Mine, Endako Mine and the Berg property were in the form of letters of credit secured by a guarantee. Under the arrangements, the ACE Group, a surety company, provided a guarantee to Export Development Canada ("EDC"), who provided a guarantee to Royal Bank of Canada ("RBC"), who issued letters of credit to the British Columbia Ministry of Energy and Mines. TCM pays total annual fees of approximately 1.7% of the total reclamation bond guarantee to the surety company, EDC and RBC.
In October 2013, TCM relinquished the option to develop the Davidson exploration property located in British Columbia, Canada that TCM had held since 2005. As of December 31, 2015, TCM has $0.1 million remaining in reclamation bonds that are held by the British Columbia Ministry of Energy and Mines in connection with pending water quality monitoring obligations. TCM believes that all reclamation obligations have been met that arose during TCM's option period.
14. Employee Benefits
Retention and Severance
As of December 31, 2015 and 2014, TCM's total retention and severance liability was $0.6 million and $1.5 million, respectively. For the years ended December 31, 2015, 2014 and 2013, TCM recognized an expense of $7.4 million, $7.2 million and $6.0 million, respectively, for retention and severance arrangements.
Defined Contribution Pension Plans
TCM, through its subsidiaries, maintains defined contribution pension plans available to certain employees. TCM's Thompson Creek Metals Company Thrift Plan (the "Plan") is a defined contribution pension plan and covers all eligible employees employed in the US. The Plan is subject to the provisions of the US Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the US Internal Revenue Code. The assets of the Plan are held and the related investment transactions are executed by the Plan's trustee. Administrative fees, including accounting and attorney fees, are paid by TCM on behalf of the Plan. TCM contributed approximately $1.1 million, $1.7 million and $1.8 million, respectively, to the Plan for the years ended December 31, 2015, 2014 and 2013. TCM may make additional contributions to the Plan at its sole discretion; however, TCM has no further obligation relating to benefits under this Plan.

TCM has formed the Thompson Creek Metals Company Inc. Registered Pension Plan (the "Pension Plan") covering all Canadian employees. The assets of the Pension Plan are held and the related investment transactions are executed by the Pension Plan's trustee. Administrative fees, including any accounting and legal fees, are paid by TCM on behalf of the Pension Plan. All participating locations of the Pension Plan contributed C$1.8 million, C$2.7 million and C$2.4 million to the Pension Plan for the years ended December 31, 2015, 2014 and 2013, respectively. TCM has recorded its proportionate 75.0% share related to Endako Mine contributions. TCM has no further obligation relating to pension benefits under this Pension Plan.
Post Retirement Benefits
Under the union agreement at the Langeloth Facility, TCM is required to provide post retirement medical benefits for certain retired former employees and their dependents by making the monthly medical insurance premium payments on their behalf. Substantially all of Langeloth's current unionized employees may become eligible for this benefit if certain age and service requirements are met at the time of retirement, as specified in the union agreement. The benefit ceases when the eligible retired employee reaches 65 years of age. TCM does not have any obligation related to eligible retired unionized employees

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)
14. Employee Benefits (Continued)

beyond the monthly medical insurance premiums. Prior service costs, actuarial gains and losses and transition obligations are amortized over the average life expectancy of the plan's participants.
The following table sets forth the actuarial present value of post retirement medical benefit obligations and amounts recognized in TCM's consolidated financial statements:

	December 31, 2015	December 31, 2014
Change in benefit obligations:
Net benefit obligation at beginning of year	$4.0	$3.2
(Gain) loss	(1.0)	0.6
Service cost	0.4	0.3
Interest cost	0.1	0.1
Benefits paid	(0.1)	(0.2)
	$3.4	$4.0
The liability of $3.4 million and $4.0 million was included in other liabilities on TCM's Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively.
The assumptions used to determine the benefit obligations as of December 31, 2015 included a measurement date of December 31, 2015 and a discount rate of 4.2%. The yield curve matching TCM's benefit obligation was derived using a cash flow analysis under the Citigroup pension liability index. The Citigroup pension discount curve shows the relationship between interest rates and the duration for hypothetical zero coupon investments. This yield curve was used in determining the discount rate for TCM's post retirement benefit obligation.
The components of net periodic benefit costs for the year ended December 31, 2015 included $0.4 million of service cost and $0.1 million of interest cost for a total net periodic benefit cost of $0.5 million.
The health care cost trend assumed that average cost of coverage was 7.0% for 2015, reduced by 0.25% annually through 2021 and from there being reduced by 0.5% to an ultimate trend of 4.5% in 2024 and beyond. The assumed health care cost trend rates can have a significant effect on the amounts reported for post retirement medical benefits. The effect of a one percent change in the health care cost trend rate used to calculate periodic post retirement medical costs and the related benefit obligation would be insignificant to this benefit obligation.
The expected post retirement medical benefits provided below were based on actuarial assumptions.

December 31,
Expected benefit payments:
2016	$0.1
2017	$0.1
2018	$0.1
2019	$0.2
2020	$0.2
2021-2025	$1.5

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)
14. Employee Benefits (Continued)

Employee Stock Purchase Plan
The ESPP was suspended effective January 1, 2016. The ESPP, which was initially approved by TCM's shareholders in May 2010, provided an opportunity for TCM's employees to purchase its common shares at 85% of the closing price at the beginning of the offering period or at the end of the offering period, whichever is lower. Effective May 13, 2014, TCM's shareholders approved the Amended and Restated Thompson Creek Metals Company Inc. 2010 Employee Stock Purchase Plan (as amended and restated, the "ESPP"), which (i) makes an additional 2,000,000 shares of the Company's common stock available for issuance; (ii) changes the frequency of offering periods to four consecutive three-month offering periods per year; (iii) allows the Compensation Committee to establish sub-plans or special rules designed to achieve desired tax or other objectives for employees outside of the U.S.; (iv) allows the Compensation Committee to exclude from any sub-plan the limit on an employee's right to accrue common stock pursuant to the ESPP at a rate that exceeds $25,000 in market value of common stock per calendar year; (v) allows the Compensation Committee to change the frequency and/or duration of offering periods with respect to future offerings; (vi) caps the number of shares that any employee may purchase in any offering period and in any calendar year at 5,000 and 20,000 shares, respectively; (vii) allows for participation in the ESPP by any employee employed as of an enrollment date; and (viii) permits participants in the ESPP to change their contribution rates during offering periods, subject to limitations imposed by the Compensation Committee.
As of December 31, 2015 there are 1,136,885 shares authorized for purchase by TCM's employees under the ESPP. Compensation expense is measured based on the fair value using a Black-Scholes model of the employees' option to purchase shares of common stock at the grant date. Compensation expense is recognized over the future periods in which the related employee service is rendered. TCM estimated a fair value of employee options to purchase shares under the ESPP of $0.75 for the first two three-month offering periods of 2014. TCM recorded $0.1 million, $0.2 million and $0.2 million of expense related to the ESPP plan for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, TCM issued 917,232 shares of common stock under the ESPP. No tax benefit is realized for ESPPs unless there is a disqualifying disposition. As discussed above, the ESPP was suspended effective January 1, 2016.
15. Shareholders' Equity
The authorized share capital of TCM comprised an unlimited number of common shares and an unlimited number of preferred shares, issuable in series with terms determinable upon issuance. As of December 31, 2015, TCM has not issued any preferred shares.
During 2015, 2014 and 2013, TCM issued 6,105,210, 42,129,828 and 2,109,330 in shares of common stock, respectively, in settlement of certain prepaid common stock purchase contracts for a total of 50,344,368 common shares. These prepaid common stock purchase contracts were issued as part of the 2012 issuance of tMEDS. As of December 31, 2015, all obligations with respect to the tMEDS had been satisfied and no tMEDS remain outstanding. See Note 12 for further discussion.
16. Stock-Based Compensation
On May 13, 2014, TCM's shareholders approved the Amended and Restated 2010 Long-Term Incentive Plan (the "LTIP"). The LTIP allows TCM to grant stock options, share appreciation rights, restricted shares, RSUs, PSUs or shares granted as bonus compensation. As of December 31, 2015, the number of common shares authorized for awards under the LTIP plan is 7.5 million. Effective November 21, 2013, Mr. Perron, TCM's Chief Executive Officer, was granted a one-time inducement award comprising stock options to purchase 400,000 shares of TCM's common stock and 300,000 RSUs, each vesting in three equal annual installments beginning on the first anniversary of the date of grant. The stock options will be exercisable for five years from the date of grant. These grants were made as an employment inducement award outside of the LTIP.
TCM does not realize a tax benefit for stock-based awards granted to Canadian employees under the current Canadian tax law. As of December 31, 2015, TCM has granted stock options, PSUs and RSUs, as discussed below.
TCM recognized stock-based compensation expense as follows:

	Years Ended December 31,
	2015	2014	2013
Stock options	$0.3	$0.4	$0.6
Performance share units	2.6	$2.7	2.3
Restricted stock units	2.8	$2.4	2.5
Total stock-based compensation expense	5.7	5.5	5.4
Stock-based compensation expense is included within general and administrative expense, cost of goods sold and exploration expense within the Consolidated Statements of Operations and Comprehensive Loss.
Stock Options

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

16. Stock-Based Compensation (Continued)

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
The following table summarizes stock option activity for the three years ended December 31, 2015:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
	(000's)	(1)	(1)
Stock options outstanding at January 1, 2013	2,459	$11.50	$0.2
Granted	779	$3.13	—
Canceled/expired/forfeited	(658)	$11.95	—
Stock options outstanding at December 31, 2013	2,580	$8.86	$0.2
Granted	423	$2.64	—
Exercised	(11)	$2.70	—
Canceled/expired/forfeited	(1,606)	$11.44	—
Stock options outstanding at December 31, 2014	1,386	$4.04	$—
Granted	65	$0.53	$—
Canceled/expired/forfeited	(295)	$6.30	—
Stock options outstanding at December 31, 2015	1,156	$3.26	—

Vested and exercisable at December 31, 2015	740	$3.77	—
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

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
	(000's)	(1)		(000's)	(1)
0.53 - 5.83	1,110	$2.97	2.9	694	$3.33	2.1
6.02 - 10.64	26	$8.23	0.8	26	$8.23	0.8
11.88 - 14.04	20	$12.99	0.2	20	$12.99	0.2
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
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

16. Stock-Based Compensation (Continued)

As of December 31, 2015, approximately 0.4 million outstanding options had not vested and were not exercisable. The total unrecognized compensation cost related to these options was $0.3 million as of December 31, 2015 and is expected to be recognized over a weighted-average period of 1.8 years.
The weighted-average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using a Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2015	2014	2013
Weighted-average fair value of options granted (1)	$0.53	$1.48	$1.02
Expected volatility	55.8%	53.5%	52.5%
Expected life (years)	2.6	2.7	2.7
Risk-free interest rate	0.9%	0.7%	0.4%
Expected dividend yield	—%	—%	—%
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
At December 31, 2015, unrecognized compensation expense related to PSUs totaled $5.2 million that will be recognized on a straight-line basis over a weighted-average period of 1.8 years.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

16. Stock-Based Compensation (Continued)

The following table summarizes PSU activity for the three years ended December 31, 2015:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2013	845	$11.95
PSUs granted	948	$4.21
Canceled/expired/forfeited	(568)	$7.69
Outstanding at December 31, 2013	1,225	$7.88
PSUs granted	1,426	$3.37
Canceled/expired/forfeited	(731)	$7.98
Outstanding at December 31, 2014	1,920	$4.59
PSUs granted	2,805	$2.06
Canceled/expired/forfeited	(926)	$5.02
Outstanding at December 31, 2015	3,799	$2.61
Restricted Stock Units
TCM accounts for RSUs at fair value, which is based on the market value of TCM's common shares on the day of grant and recognized over the vesting period of 3 years. Upon vesting, TCM will issue the requisite shares from authorized but unissued common stock. At December 31, 2015, unrecognized compensation expense related to restricted stock units totaled $2.7 million that will be recognized on a straight-line basis over a weighted-average period of 1.7 years.
The following table summarizes RSU activity for the three years ended December 31, 2015:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at January 1, 2013	534	$9.30
RSUs granted	1,266	$2.52
RSUs vested and common shares issued	(201)	$9.41
Canceled/expired/forfeited	(253)	$5.58
Outstanding at December 31, 2013	1,346	$4.23
RSUs granted	935	$2.76
RSUs vested and common shares issued	(551)	$4.65
Canceled/expired/forfeited	(275)	$3.84
Outstanding at December 31, 2014	1,455	$3.20
RSUs granted	2,218	$1.53
RSUs vested and common shares issued	(643)	$3.55
Canceled/expired/forfeited	(350)	$2.20
Outstanding at December 31, 2015	2,680	$1.87
Stock-based compensation cost charged against earnings for all of TCM's stock-based awards is shown below for the years ended December 31, 2015, 2014 and 2013:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

16. Stock-Based Compensation (Continued)

	Years Ended December 31,
	2015	2014	2013
Total stock-based compensation	$5.8	$5.8	$5.6
Amount capitalized to product inventory	(0.6)	(0.1)	0.1
Amount capitalized to Mount Milligan Mine construction	—	(0.3)	(0.3)
Stock-based compensation expense	5.2	5.4	5.4
US tax benefit	(1.3)	(1.7)	(1.5)
Impact on net income (loss)	$3.9	$3.7	$3.9
17. Commitments and Contingencies
Legal Matters
TCM is from time to time involved in or subject to legal proceedings related to its business. While it is not feasible to predict or determine the outcome of these proceedings, it is the opinion of management that the resolution of such proceedings is not expected to have a material adverse effect on TCM's consolidated financial position, results of operations or cash flows.
Concentrate Sales Agreements

As of December 31, 2015, TCM is party to four multi-year concentrate sales agreements for the sale of concentrate produced at Mount Milligan Mine. Pursuant to these agreements, TCM has agreed to sell an aggregate of the copper and gold concentrate produced at Mount Milligan Mine of approximately 120,000 tonnes in 2016, 60,000 tonnes in 2017 and 40,000 tonnes in 2018. Pricing under these concentrate sales agreements will be determined by reference to specified published reference prices during the applicable quotation periods. Payment for the concentrate will be based on the price for the agreed copper and gold content of the parcels delivered, less smelting and refining charges and certain other deductions, if applicable. The copper smelting and refining charges will be negotiated in good faith and agreed by the parties for each contract year based on terms generally acknowledged as industry benchmark terms. The gold refining charges are as specified in the agreements. Remaining concentrate produced at Mount Milligan Mine will be sold under short-term contracts or on a spot basis.
Molybdenum Purchases
In the normal course of operations, TCM enters into agreements for the purchase of molybdenum. As of December 31, 2015, TCM had commitments to purchase approximately 9.2 million pounds of molybdenum as unroasted molybdenum concentrate from 2016 to 2017 primarily priced at the time of purchase at a set discount to the market price for roasted molybdenum concentrate.
Molybdenum Sales
In the normal course of operations, TCM enters into certain molybdenum sales contracts pursuant to which it sells future production at fixed prices. As of December 31, 2015, TCM had commitments to sell approximately 369 thousand pounds of molybdenum oxide in 2016 at an average price of $7.08 per pound.
Capital Purchase Commitments
As of December 31, 2015, TCM had open capital purchase commitments of $25.8 million related to the Mount Milligan Mine which are expected to be incurred during 2016.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

18. Exploration
The following table summarizes TCM's exploration expenses by project or property:

	Years Ended December 31,
	2015	2014	2013
Berg Property	$0.3	$0.2	$0.6
TC Mine	—	0.1	0.1
Exploration stage project	2.2	0.3	0.1
Davidson Property	—	—	0.6
Maze Lake	—	0.3	—
	$2.5	$0.9	$1.4
19. Income and Mining Tax (Benefit) Expense
Loss before income taxes consisted of the following for the periods presented:

	Years Ended December 31,
	2015	2014	2013
Canada	$(198.1)	$(248.3)	$(249.0)
United States	(24.3)	102.4	(29.4)
	$(222.4)	$(145.9)	$(278.4)
The following table sets forth the tax expense by jurisdiction for the periods presented:

	Years Ended December 31,
	2015	2014	2013
Current
Canada	$4.3	$3.2	$0.6
United States	(16.0)	12.2	13.3
	$(11.7)	$15.4	$13.9
Deferred
Canada	$(78.7)	$(36.0)	$(32.7)
United States	2.9	(1.1)	(44.6)
	(75.8)	(37.1)	(77.3)
Total tax benefit	$(87.5)	$(21.7)	$(63.4)
Income and mining taxes differ from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings (losses) before income taxes. The differences resulted from the following items:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

19. Income and Mining Tax (Benefit) Expense (Continued)

	Years Ended December 31,
	2015	2014	2013
Loss before income and mining taxes	$(222.4)	$(145.9)	$(278.4)
Combined Canadian federal and provincial income tax rates	26.0%	26.0%	25.8%
Income taxes based on above rates	(57.8)	(37.9)	(71.8)
(Decrease) increase to income taxes:
Difference in foreign statutory tax rates	(2.2)	10.5	(3.2)
Provincial and state mining and franchise taxes	(2.3)	(0.5)	(5.6)
Change in tax positions	—	(7.4)	—
Non-deductible expenses	3.9	4.8	3.9
Non-taxable income	(12.9)	(6.4)	(4.6)
Tax credits	—	—	0.3
Foreign tax differences	(10.8)	(10.2)	(10.2)
Depletion allowance	—	(16.1)	(19.1)
Domestic production allowance	—	(1.2)	(0.1)
Unrealized foreign exchange gain on translation of investments	4.0	3.3	2.4
Change in valuation allowance	(14.4)	39.0	40.8
Impact of change in tax on future income and mining taxes	—	—	2.1
Foreign exchange on deferred remeasurement	3.4	(1.1)	0.5
Stock based compensation	1.3	1.2	1.3
Other	0.3	0.3	(0.1)
Income and mining tax benefit	$(87.5)	$(21.7)	$(63.4)
Net Deferred Tax Assets (Liabilities)
Deferred tax assets and liabilities arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. As previously discussed, effective October 1, 2015, TCM adopted an ASU in connection with the balance sheet classification of deferred taxes. Upon adoption, TCM adjusted its December 31, 2014, balance sheet by decreasing its current and non-current deferred tax assets by $0.1 million and $11.5 million, respectively and decreasing current deferred tax liabilities by $14.1 million and increasing non-current deferred tax liabilities by $2.5 million.
The significant components of deferred income tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

19. Income and Mining Tax (Benefit) Expense (Continued)

	December 31,
	2015	2014
Deferred tax assets:
Working capital	$2.2	$5.4
Tax losses and credits carried forward	236.0	157.5
Property, plant, equipment and development	112.8	288.2
Asset retirement obligations	1.1	4.0
Deferred compensation	1.4	1.8
Gold Stream deferred revenue	81.5	37.4
Unrealized foreign exchange losses	50.8	25.6
Other deductible temporary differences	4.9	4.1
Deferred tax assets	490.7	524.0
Valuation allowances	(231.7)	(279.4)
Net deferred tax assets, net of valuation allowance	$259.0	$244.6
Deferred tax liabilities:
Inventory	$(9.6)	$(16.6)
Other taxable temporary differences-current	(0.3)	(0.7)
Property, plant, equipment and development	(136.7)	(204.5)
Unrealized foreign exchange gains	(24.7)	(11.4)
Other taxable temporary differences-non-current	—	(0.2)
Total deferred tax liabilities	(171.3)	(233.4)
Net deferred tax assets	$87.7	$11.2
At December 31, 2015, TCM had $617.3 million in loss and $85.7 million in credit carry-forwards available for tax purposes. The loss and credit carry-forwards per the income tax returns filed, due to uncertain tax benefits, are larger than the carry-forward benefits for which a deferred tax asset is recognized for financial statement purposes. All of the carry-forwards expire beyond 2025.
Valuation allowances are recorded on some of the benefits associated with tax losses, credits and unrealized foreign exchange losses. Historically, a portion of the tax benefits related to TCM's capital expenditures, primarily at Endako Mine and TC Mine, have required us to record valuation allowances as it was not more likely than not that the benefit related to the specific deferred tax assets will be realized based on the available sources of taxable income. As a result of a change in the legal structure in late 2015, which will facilitate future consolidation of our Canadian tax reporting entities, we are able to consider the benefits of these tax planning strategies in the determination of the valuation allowances. The change had a favorable impact on the amount of our deferred taxes that we expect will be realized in the future, resulting in the reversal of $51.6 million of valuation allowances associated with those deferred tax assets.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

19. Income and Mining Tax (Benefit) Expense (Continued)

TCM intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, US and non-US income and withholding taxes for which deferred taxes might otherwise be required have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary's net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $259.6 million and $1,233.5 million as of December 31, 2015 and 2014, respectively. The additional US and non-US income and withholding tax that would arise on reversal of the temporary differences could be offset, in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred for the year ended December 31, 2014. As of December 31, 2015, as a result of a change in our legal structure, the company no longer has foreign earnings that would subject to the US foreign tax credit system, making the estimate of foreign repatriated earnings reasonably practical. In the unlikely event of a distribution of US earnings in the form of a taxable dividend subject to withholding, the tax impact could be up to $13.0 million under the reduced treaty rate between Canada and the US.
Income Tax Uncertainties
A summary of the activities associated with TCM's uncertainty in income taxes reserve for unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance as of January 1, 2015	$3.1
Additions for tax positions of current year	57.1
Reductions for tax positions of prior years	(1.9)
Balance as of December 31, 2015	$58.3
During 2015, we received $19.8 million in refunds of which $15.9 million was initially accounted for as a net liability for unrecognized tax benefits due to an uncertain tax position primarily related to timing differences for certain deductions. A remaining net liability for unrecognized tax benefits of $9.7 million is presented as other liabilities on TCM's consolidated balance sheets as of December 31, 2015. These refunds did not have an impact on our 2015 tax benefit.
Included in the balance of unrecognized tax benefits at December 31, 2015 are potential benefits of $0.8 million that, if recognized, would affect the effective tax rate on income from continuing operations. Some unrecognized tax benefits are timing in nature and, if recognized, could result in some additional impact to the effective tax rate due to indirect impacts on statutory deductions and valuation allowances. Furthermore, in the next 12 months it is reasonably possible that the unrecognized tax benefits could decrease by $11.3 million as a result of amortization of the tax positions which are timing in nature.
TCM recognizes interest and penalties related to unrecognized tax benefits in operating expenses. During the years ended December 31, 2015 and 2014, TCM recognized $0.3 million and nil, respectively in interest and penalties related to uncertain tax positions.
TCM or one of its subsidiaries files income tax returns in the Canadian federal jurisdiction, US federal jurisdiction and various state and provincial jurisdictions. The tax years for TCM and its significant subsidiaries that remain subject to examination were as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

19. Income and Mining Tax (Benefit) Expense (Continued)

Jurisdiction	Years Under Examination	Additional Open Years
US Federal		2011-2014
Canada Federal	2011-2013	2008-2010, 2014
British Columbia	2008-2009	2010-2014
Colorado	—	2011-2014
Idaho	—	2012-2014
Pennsylvania	—	2012-2014
Utah	—	2012-2014

20. Net Loss per Share
The following is a reconciliation of net loss and weighted-average common shares outstanding for purposes of calculating diluted net loss per share for the three years ended December 31, 2015:

	Years Ended December 31,
	2015	2014	2013
Net loss	$(134.9)	$(124.2)	$(215.0)
Basic weighted-average number of shares outstanding	218.8	193.7	171.1
Diluted weighted-average number of shares outstanding	218.8	193.7	171.1
Net loss per share
Basic	$(0.62)	$(0.64)	$(1.26)
Diluted	$(0.62)	$(0.64)	$(1.26)
For the year ended December 31, 2015, TCM was in a net loss position, and approximately 1.1 million stock options, 3.8 million PSUs and 2.7 million RSUs were excluded from the computation of diluted weighted-average shares as the effect would have been anti-dilutive under the treasury stock method.
For the year ended December 31, 2014, TCM was in a net loss position, and approximately 1.3 million stock options, 1.9 million PSUs, 1.5 million RSUs and 26.3 million shares for the settlement of the tMEDS purchase contracts were excluded from the computation of diluted weighted-average shares the effect would have been anti-dilutive under the treasury stock method.
For the year ended December 31, 2013, TCM was in a net loss position, and approximately 2.1 million stock options, 1.2 million PSUs, 1.3 million RSUs and 44.9 million shares for the settlement of tMEDS purchase contracts were excluded from the computation of diluted weighted-average shares as the effect would have been anti-dilutive under the treasury stock method.
21. Transactions with our Endako Mine Joint Venture Partner
Total sales by TCM to Sojitz, TCM's Endako Mine joint venture partner, were $12.1 million, $107.2 million and $80.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. This represented 2.4%, 13.3% and 18.5% of TCM's total revenues for these respective years.
For the year ended December 31, 2015, TCM did not record any significant amounts for management fee income or selling and marketing costs. For the years ended December 31 2014 and 2013, TCM recorded management fee income of $0.4 million and $0.3 million, respectively and selling and marketing commissions of $0.8 million and $0.5 million, respectively, from Sojitz.
At December 31, 2015 TCM did not have any accounts receivable owing from Sojitz. At December 31, 2014, TCM's related accounts receivable owing from Sojitz was $4.1 million.
During 2015, in connection with the assumption of a sale-leaseback described further in Note 8, TCM paid $0.3 million to Sojitz for its 25% share of the fair value of the leased equipment and recognized an additional sale-leaseback obligation of $0.5 million.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

22. Supplementary Cash Flow Information

	Years Ended December 31,
	2015	2014	2013
Change in current assets and current liabilities:
Accounts receivable	$(5.4)	$11.0	$4.8
Product inventory	16.9	(3.8)	(54.5)
Materials and supplies inventory	(2.0)	0.6	(27.4)
Prepaid expenses and other current assets	1.1	6.5	(6.1)
Income and mining taxes receivable	(5.6)	3.8	11.2
Accounts payable and accrued liabilities	(17.9)	(4.6)	30.6
Income and mining taxes payable	(1.2)	(2.6)	(1.2)
	$(14.1)	$10.9	$(42.6)
Cash interest paid (1)	$85.1	$91.3	$81.8
Income and mining taxes (refunds) payments, net (2)	$(12.2)	$10.4	$2.5
(1) For the years ended December 31, 2015, 2014 and 2013, cash interest paid of $1.8 million, $9.1 million, and $74.7 million, respectively, had been previously capitalized related to TCM's debt, as described in Note 9.
(2) For the years ended December 31, 2015 TCM received $19.8 million in refunds of US and Canadian income taxes related to prior year tax returns, of which $9.7 million has been accounted for as a net liability for unrecognized tax benefits due to an uncertain tax position primarily related to timing differences for certain deductions. For the years ended December 31, 2014 and 2013, TCM received $4.1 million and $7.5 million, respectively, in refunds of US and Canadian income taxes related to prior year tax returns.
Non-cash Investing and Financing Activities

	Years Ended December 31,
	2015	2014	2013
Investing activities
Other investing adjustments (1)	$—	$—	$6.5
Acquisition of property, plant and equipment under the Equipment Facility (see Note 8) (2)	$8.8	$—	$3.9
Sale leaseback	$0.8	$—	$—
Financing activities
Settlement of tMEDS	$(7.2)	$(9.3)	$—
Capitalized debt costs (3)	$—	$—	$0.6
Long-term lease obligations	$0.5	$—	$(3.5)
(1) Included capitalized depreciation.
(2) Excluded sale-leaseback capital leases.
(3) Included capitalized interest not paid in cash, amortization of deferred financing costs and debt discounts.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

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
TCM manages its credit risk from its accounts receivable through its collection activities. As of December 31, 2015, TCM had two customers who owed TCM more than $3.0 million and accounted for approximately 78.9% of total accounts and other receivables outstanding. Another one customer had a balance greater than $1.0 million but less than $3.0 million that accounted for approximately 5.7% of total accounts and other receivables. As of December 31, 2015, all of these customers were compliant with credit terms and scheduled payment dates.
TCM's maximum counterparty and credit risk exposure is the carrying value of its cash and cash equivalents and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities and fixed-rate debt, excluding the 2017 Notes, 2018 Notes, 2019 Notes and tMEDS, as discussed in Note 7, approximate fair value as of December 31, 2015.
24. Segment Information
TCM has three reportable segments, based on products and geography: Copper-Gold, US Operations Molybdenum and Canadian Operations Molybdenum. The Copper-Gold segment represents the Mount Milligan Mine and includes the sale of copper-gold products, net of refining costs and all expenditures, including all mining, milling, on-site general and administration, transportation and warehousing. The US Molybdenum segment includes all US molybdenum sales and tolling and calcining revenue, all Langeloth roasting and on-site general and administration expenditures and all expenditures from TC Mine, which was placed on care and maintenance in December 2014, including all mine site general and administration, molybdenum beneficiation test-work costs, stripping costs and costs for idle mining operations. The Canadian Molybdenum segment which consists of the 75% owned Endako Mine, which was placed on temporary suspension effective December 31, 2014 and care and maintenance effective July 1, 2015, includes 75% of all Canadian molybdenum sales as well as TCM's 75% share of expenditures from the Endako Mine, including all mine site general and administration costs, transportation costs, and costs for idle mining operations. The 2015 costs related to care and maintenance at TC Mine, TCM's 75% share of the temporary suspension and care and maintenance costs at Endako Mine, and TCM's 75% share of the one-time severance costs of $6.7 million relating to the placement of Endako Mine on care and maintenance are reflected in costs for idle mining operations in the statements of operations. The inter-segment represents the elimination of intercompany transactions between the Langeloth Facility and the corporate entity for the year ended December 31, 2015 and the elimination of intercompany transactions between TC Mine, the Langeloth Facility and the corporate entity for the year ended December 31, 2014.
TCM's chief operating decision makers (President and CEO, CFO) evaluate segment performance based on segment revenue less costs and expenses. TCM attributes other income and expenses to the reporting segments if the income or expense is directly related to segment operations, as described above. TCM does not allocate corporate expenditures such as general and administrative, exploration and interest income and expense items to its reporting segments, unless such expenditures are directly related to segment operations. Gains and losses on foreign exchange are calculated on transactions denominated in a different currency than the segment's functional currency; the Copper-Gold segment's unrealized foreign exchange balance is primarily related to its intercompany notes.
Segment information for the three years ended December 31, 2015, 2014 and 2013 was as follows:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

24. Segment Information (Continued)

For the year ended December 31, 2015:

	Copper-Gold	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment/Corporate	Total
Revenues
Copper sales	$151.1	$—	$—	$—	$151.1
Gold sales	209.8	—	—	—	209.8
Molybdenum sales	—	92.5	11.2	—	103.7
Tolling, calcining and other	—	30.0	—	(0.5)	29.5
	360.9	122.5	11.2	(0.5)	494.1
Cost and expenses
Operating expenses	177.7	120.9	7.5	(0.5)	305.6
Depreciation, depletion and amortization	83.8	13.5	0.7	—	98.0
Cost of sales	261.5	134.4	8.2	(0.5)	403.6
Selling and marketing	8.0	2.3	0.4	—	10.7
Accretion expense	0.3	0.6	1.4	—	2.3
Costs of idle operations	—	7.7	15.9	—	23.6
	269.8	145.0	25.9	(0.5)	440.2
Segment revenues less costs and expenses	91.1	(22.5)	(14.7)	—	53.9
Other segment expenses (income)
Loss (gain) on foreign exchange	34.4	—	(3.3)	—	31.1
Segment income (loss) before income and mining taxes	$56.7	$(22.5)	$(11.4)	$—	$22.8

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

24. Segment Information (Continued)

For the year ended December 31, 2014:

	Copper-Gold	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment/Corporate	Total
Revenues
Copper sales	$178.4	$—	$—	$—	$178.4
Gold sales	172.3	—	—	—	172.3
Molybdenum sales	—	327.4	119.0	(5.2)	441.2
Tolling, calcining and other	—	20.1	—	(5.3)	14.8
	350.7	347.5	119.0	(10.5)	806.7
Cost and expenses
Operating expenses	201.3	218.9	114.0	(10.4)	523.8
Depreciation, depletion and amortization	69.6	12.9	15.5	—	98.0
Cost of sales	270.9	231.8	129.5	(10.4)	621.8
Selling and marketing	6.1	6.1	3.4	(1.5)	14.1
Accretion expense	0.3	1.5	1.8	—	3.6
Asset impairments	—	3.3	76.2	—	79.5
	277.3	242.7	210.9	(11.9)	719.0
Segment revenues less costs and expenses	73.4	104.8	(91.9)	1.4	87.7
Other segment expenses (income)
Loss (gain) on foreign exchange	15.6	—	(2.1)	—	13.5
Segment income (loss) before income and mining taxes	$57.8	$104.8	$(89.8)	$1.4	$74.2

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

24. Segment Information (Continued)

For the year ended December 31, 2013:

	Copper-Gold	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment/Corporate	Total
Revenues
Copper sales	$8.7	$—	$—	$—	$8.7
Gold sales	5.6	—	—	—	5.6
Molybdenum sales	—	319.4	81.9	(0.5)	400.8
Tolling, calcining and other	—	23.6	—	(4.3)	19.3
	14.3	343.0	81.9	(4.8)	434.4
Cost and expenses
Operating expenses (1)	43.6	198.8	90.5	(4.7)	328.2
Depreciation, depletion and amortization (1)	0.1	33.8	16.6	—	50.5
Cost of sales	43.7	232.6	107.1	(4.7)	378.7
Selling and marketing	0.8	7.0	2.7	(1.2)	9.3
Accretion expense	0.3	1.2	0.9	—	2.4
Asset impairments	—	129.4	64.7	—	194.1
	44.8	370.2	175.4	(5.9)	584.5
Segment revenues less costs and expenses	(30.5)	(27.2)	(93.5)	1.1	(150.1)
Other segment expenses (income)
Start-up costs	10.2	—	0.1	—	10.3
Loss (gain) on foreign exchange	12.7	0.4	0.3	—	13.4
Segment (loss) income before income and mining taxes	$(53.4)	$(27.6)	$(93.9)	$1.1	$(173.8)
(1) Certain prior year reclassifications were made to conform with current year presentation. This resulted in an increase in operating expenses and a decrease in depreciation, depletion and amortization of $9.3 million.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

24. Segment Information (Continued)

Reconciliation of Segment Income to Net (Loss) Income

	Years Ended December 31,
	2015	2014	2013
Segment income (loss)	$22.8	$74.2	$(173.8)
Other expense (income)
Impairment on exploration stage properties	—	25.3	—
Land write down	—	—	0.8
General and administrative	19.8	23.5	21.6
Exploration	2.5	0.9	1.4
Interest expense, net	87.1	91.9	23.1
Loss on foreign exchange	137.3	86.3	57.4
Corporate depreciation	0.6	1.9	1.4
Loss (gain) from debt extinguishment	2.8	(1.6)	—
Other	(4.9)	(8.1)	(1.1)
(Loss) income before income and mining taxes	(222.4)	(145.9)	(278.4)
Income and mining tax benefit	(87.5)	(21.7)	(63.4)
Net loss	$(134.9)	$(124.2)	$(215.0)
Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, was as follows:

As of December 31, 2015	Copper-Gold	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment/Corporate	Total
Capital expenditures (1)	$54.9	$6.2	$0.2	$—	$61.3
Property, plant, equipment and development (3)	$1,721.0	$112.0	$23.0	$0.2	$1,856.2
Assets	$1,920.5	$324.3	$84.0	$47.6	$2,376.4
Liabilities	$840.6	$26.9	$19.1	$914.5	$1,801.1

As of December 31, 2014	Copper-Gold	US Operations Molybdenum	Canadian Operations Molybdenum	Inter-segment/Corporate	Total
Capital expenditures (2)	$77.0	$4.0	$1.1	$—	$82.1
Property, plant, equipment and development (3)	$2,075.3	$114.4	$27.5	$1.1	$2,218.3
Assets	$2,304.1	$444.3	$77.6	$20.3	$2,846.3
Liabilities	$912.0	$33.8	$30.5	$982.5	$1,958.8

(1) Capital expenditures were for the year ended December 31, 2015. Copper-Gold capital expenditures in 2015 included $18.1 million for the tailings storage facility, $13.0 million for the one-time settlement of certain Mount Milligan Mine construction and development claims, $12.8 million for ongoing operational capital, $5.5 million for engineering, site preparation and pre-construction work for the permanent secondary crusher, $3.3 million for concrete work for the permanent secondary crusher and $2.2 million related primarily to the payment of accruals from 2014.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)

24. Segment Information (Continued)

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

(3) Included exploration properties.

Revenues by geographic region are as follows:

	For the Years Ended December 31,
	2015		2014		2013
	$	%	$	%	$	%
North America	$98.8	20.0%	$260.3	32.3%	$231.9	53.4%
Japan	158.9	32.2%	131.9	16.4%	66.7	15.4%
European Union	15.0	3.0%	48.2	6.0%	69.8	16.1%
India	2.6	0.5%	13.9	1.7%	27.1	6.2%
Korea	211.5	42.8%	290.1	36.0%	10.9	2.5%
Brazil	3.3	0.7%	12.6	1.6%	15.6	3.6%
Philippines	—	—%	28.8	3.6%	—	—%
China	—	—%	1.1	0.1%	—	—%
Other	4.0	0.8%	19.8	2.3%	12.4	2.8%
Total revenues	$494.1	100.0%	$806.7	100.0%	$434.4	100.0%
Revenues for geographic areas are classified based on the customer location.
25. Summary of Quarterly Financial Data (Unaudited)
The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2015, 2014 and 2013:

For the Year December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$123.0	$134.1	$141.7	$95.3
Net (loss) income	$(87.2)	$0.3	$(60.9)	$12.9
Basic net (loss) income per share	$(0.41)	$0.00	$(0.28)	$0.06
Diluted net (loss) income per share	$(0.41)	$0.00	$(0.28)	$0.06

For the Year December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$161.0	$248.4	$229.3	$168.0
Net (loss) income	$(39.1)	$61.6	$(11.1)	$(135.6)
Basic net (loss) income per share	$(0.23)	$0.35	$(0.05)	$(0.63)
Diluted net income (loss) per share	$(0.23)	$0.28	$(0.05)	$(0.63)

THOMPSON CREEK METALS COMPANY INC.
Notes to the Consolidated Financial Statements (Continued)
Years ended December 31, 2015, 2014 and 2013
(US dollars in millions, except per share amounts)
25. Summary of Quarterly Financial Data (Unaudited) (Continued)

For the Year December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$108.7	$117.8	$90.8	$117.1
Net income (loss)	$0.9	$(19.2)	$13.8	$(210.5)
Basic net income (loss) per share	$0.01	$(0.11)	$0.08	$(1.24)
Diluted net income (loss) per share	$0.00	$(0.11)	$0.06	$(1.24)

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
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
TCM's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to TCM's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM's disclosure controls and procedures are effective as of December 31, 2015.
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
Management assessed the effectiveness of TCM’s internal control over financial reporting as of December 31, 2015 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013.  Based on this assessment, management concluded that as of December 31, 2015, TCM’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  Internal Controls have been evaluated and updated where appropriate and as needed based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework of 2013.
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Thompson Creek Metals Company Inc.:

We have audited Thompson Creek Metals Company Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Thompson Creek Metals Company Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Thompson Creek Metals Company Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thompson Creek Metals Company Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, cash flows, and shareholders’ equity for each of the years in the three‑year period ended December 31, 2015, and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Denver, Colorado
February 24, 2016
ITEM 9B.   OTHER INFORMATION
None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our definitive proxy statement for the 2016 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2015.
ITEM 11.   EXECUTIVE COMPENSATION
Incorporated by reference from our definitive proxy statement for the 2016 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2015.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our definitive proxy statement for the 2016 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2015, with the exception of those items listed below.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth certain information as of December 31, 2015 with respect to shares of common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (4)	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders (1)(2)	7,134,959	$3.47	7,475,953
Equity compensation plans not approved by stockholders (3)	500,000	2.87	—
Total	7,634,959	$3.26	7,475,953
_______________________________________________________________________________

(1)
Included in this category are the following equity compensation plans, which have been approved by the Company’s shareholders: Amended and Restated 2010 Long-Term Incentive Plan (the "LTIP") and Amended and Restated 2010 Employee Stock Purchase Plan (the "ESPP").

(2)
Included 6,378,954 shares subject to restricted stock units ("RSUs") or performance share units ("PSUs") that entitle each holder thereof to one share of common stock for each unit that vests over the holder's period of continued service and/or the satisfaction or attainment of specified performance criteria.

(3)
Included in this category is a one-time inducement award granted to our Chief Executive Officer in connection with his commencement of employment with us comprising stock options to purchase 400,000 shares of our common stock and 300,000 restricted share units, of which 200,000 restricted share units had vested as of December 31, 2015, each vesting in three equal annual installments beginning on the first anniversary of the date of grant.

(4)
Calculated without taking into account 6,478,954 shares of common stock subject to outstanding RSUs and PSUs that will become issuable following the vesting of those units and awards, without any cash consideration or other payment required for those shares. Beginning in 2011, the majority of option, warrants and rights grants have a strike price denominated in US dollars and, as such, those with a Canadian dollar strike price have been converted to US dollars for disclosure purposes using the exchange rates on the respective date of grant.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the registrant's definitive proxy statement for the 2016 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2015.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the registrant's definitive proxy statement for the 2016 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2015.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed or incorporated by reference as part of this report:
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

4.9
Intercreditor Agreement, dated November 27, 2012, among Valiant Trust Company, as Senior Debt Representative, RGLD Gold AG, and Terrane Metals Corp. (incorporated by reference to Exhibit 4.9 to TCM's Annual Report on Form 10-K filed with the SEC on February 20, 2015).

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
10.5
Second Amendment to Amended and Restated Purchase Agreement, dated December 11, 2014, among TCM, Terrane Metals Corp., Royal Gold, Inc. and RGLD Gold AG. (incorporated by reference to Exhibit 10.5 to TCM's Annual Report on Form 10-K filed with the SEC on February 20, 2015).

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

10.10
Amending Agreement, dated January 15, 2015, among Caterpillar Financial Services Limited, TCM and Terrane Metals Corp.(incorporated by reference to Exhibit 10.10 to TCM's Annual Report on Form 10-K filed with the SEC on February 20, 2015).

**10.11
Exploration, Development and Mine Operating Agreement, dated June 12, 1997, between TCML and Nissho Iwai Moly Resources, Inc. (now Sojitz Moly Resources, Inc.) (incorporated by reference to Exhibit 10.8 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

10.12
Amendment to Exploration, Development and Mine Operating Agreement, dated May 19, 2015, between Thompson Creek Mining Ltd. and Sojitz Moly Resources, Inc. (incorporated by reference to Exhibit 10.1 to TCM's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015).

**10.13
Distributorship and Sales Agreement, dated September 1, 2006, between Blue Pearl Mining Ltd. and Sojitz Corporation (incorporated by reference to Exhibit 10.9 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

**10.14
Sales Representative Agreement, dated June 12, 1997, among Thompson Creek Canada, Ltd., Nissho Iwai Moly Resources, Inc. (now Sojitz Moly Resources, Inc.), Thompson Creek Metals Company, LLC and Nissho Iwai Corporation (incorporated by reference to Exhibit 10.10 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

10.15
Frame Contract, dated June 12, 1997, among TCML, Nissho Iwai Moly Resources, Inc. (now Sojitz Moly Resources, Inc.), Thompson Creek Metals Company, LLC and Nissho Iwai Corporation (incorporated by reference to Exhibit 10.11 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2010).

**10.16
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

**10.18
Copper Concentrate Sales Agreement, dated August 13, 2012, among TCM, Terrane Metals Corp. and Glencore Ltd. (incorporated by reference to Exhibit 10.1 to TCM's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.19
Amendment No. 1 to Copper Concentrate Sales Agreement, dated July 10, 2013, among Terrane Metals Corp., TCM and Glencore Ltd. (incorporated by reference to Exhibit 10.1 to TCM's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013).

**10.20
Copper Concentrate Sales Agreement, effective October 15, 2014, between Terrane Metals Corp. and Pan Pacific Copper Co. Ltd. (incorporated by reference to Exhibit 10.1 to TCM's Quarterly Report on Form 10-Q filed with the SEC on May 6, 2015).

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

Exhibit Number	Description
10.21
Option Agreement, dated July 16, 1986, between Richard Haslinger and Lincoln Resources Inc. (incorporated by reference to Exhibit 10.16 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

10.22
Amendment to the Option Agreement, dated 1987, between Richard Haslinger and Lincoln Resources Inc. (incorporated by reference to Exhibit 10.17 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

†10.23
Employment Agreement, dated August 1, 2013, between Thompson Creek Metals Company USA ("Thompson Creek USA") and Jacques Perron (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on August 8, 2013).

†10.24
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

†10.26
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

†10.30
Amended and Restated Employment Agreement, dated March 16, 2015, between Thompson Creek Metals Company USA and Mark Wilson (incorporated by reference to Exhibit 10.1 to TCM's Current Report on Form 8-K filed with the SEC on March 18, 2015).

†10.31
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

†10.33
Employment Agreement, dated September 15, 2014, between Thompson Creek USA and Geoffrey Ramey. (incorporated by reference to Exhibit 10.31 to TCM's Annual Report on Form 10-K filed with the SEC on February 20, 2015).

†10.34
Thompson Creek Metals Company Inc. Amended Incentive Stock Option Plan (incorporated by reference to Exhibit 99.30 to TCM's Registration Statement on Form 40-F (File No. 001-33783) filed with the SEC on October 30, 2007).

†10.35
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

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

†10.37
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2012 to December 31, 2014 performance period (incorporated by reference to Exhibit 10.33 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

†10.38
Form of Amended and Restated Performance Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2013 to December 31, 2015 performance period (incorporated by reference to Exhibit 10.37 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

†10.39
Form of Performance Share Unit Award Agreement under the Amended and Restated Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2014 to December 31, 2017 performance period (executive officer) (incorporated by reference to Exhibit 10.5 to TCM's Current Report on Form 8-K filed with the SEC on May 13, 2014).

†10.40
Form of Performance Share Unit Award Agreement under the Amended and Restated Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for the January 1, 2015 to December 31, 2018 period (executive officer) (incorporated by reference to Exhibit 10.2 to TCM's Current Report on Form 8-K filed with the SEC on March 18, 2015).

†10.41
Form of Amended and Restated Restricted Share Unit Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.35 to TCM's Annual Report on Form 10-K filed with the SEC on February 27, 2012).

†10.42
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

†10.45
Form of Amended and Restated Stock Option Award Agreement under Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan for grants made to executives on or after February 22, 2013 (incorporated by reference to Exhibit 10.39 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).

†10.46
Form of Stock Option Award Agreement under the Amended and Restated Thompson Creek Metals Company Inc. 2010 Long-Term Incentive Plan (executive officer) (incorporated by reference to Exhibit 10.4 to TCM's Current Report on Form 8-K filed with the SEC on May 13, 2014).

†10.47
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

†10.51
Amendment to Performance Share Unit Award Agreement, dated March 1, 2013, between TCM and Wendy Cassity (incorporated by reference to Exhibit 10.8 to TCM's Current Report on Form 8-K filed with the SEC on March 6, 2013).

†10.52
Stock Option Inducement Award Agreement, dated November 22, 2013, between TCM and Jacques Perron (incorporated by reference to Exhibit 10.1 to TCM's Registration Statement on Form S-8 filed with the SEC on November 22, 2013).

THOMPSON CREEK METALS COMPANY INC.
EXHIBIT INDEX

†10.53
Restricted Share Unit Inducement Award Agreement, dated November 22, 2013, between TCM and Jacques Perron (incorporated by reference to Exhibit 10.2 to TCM's Registration Statement on Form S-8 filed with the SEC on November 22, 2013).

†10.54
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

†10.56	Non-Employee Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).
†10.57	First Amendment to Non-Employee Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.43 to TCM's Annual Report on Form 10-K filed with the SEC on February 25, 2013).
*12.1	Computation of Ratio of Earnings to Fixed Charges
*21.1	Subsidiaries of TCM.
*23.1	Consent of KPMG LLP.
*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with SEC Release No. 33-8328.
*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. This` document is being furnished in accordance with SEC Release No. 33-8328.
*95	Mine Safety Disclosures.
*101
The following materials from the Annual Report on Form 10-K of Thompson Creek Metals Company Inc. for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (vi) Consolidated Statement of Shareholders' Equity and (v) related notes to these financial statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Littleton, State of Colorado, on February 24, 2016.

THOMPSON CREEK METALS COMPANY INC.

/s/ JACQUES PERRON
Jacques Perron President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on February 24, 2016.

Signature	Title

/s/ JACQUES PERRON	President, Chief Executive Officer and Director (Principal Executive Officer)
Jacques Perron
/s/ TIMOTHY J. HADDON	Chairman of the Board
Timothy J. Haddon
/s/ DENIS C. ARSENAULT	Director
Denis C. Arsenault
/s/ CAROL T. BANDUCCI	Director
Carol T. Banducci
/s/ JAMES L. FREER	Director
James L. Freer
/s/ JAMES P. GEYER	Director
James P. Geyer
/s/ KEVIN DROVER	Director
Kevin Drover
/s/ ANNE E. GIARDINI	Director
Anne E. Giardini
/s/ PAMELA L. SAXTON	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pamela L. Saxton