Form 10-K/A
period 2015-12-31
Thompson Creek Metals Co Inc.
filed 2016-04-29
CIK 1415020

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
As of April 22, 2016, there were 222,475,350 shares of the registrant's common stock, no par value, outstanding.
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Thompson Creek Metals Company Inc. (the “Company,” “we,” “us” or “our”) will not be filing its definitive proxy materials for its 2016 annual meeting of the Company’s shareholders with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after the end of its fiscal year ended December 31, 2015.

Accordingly, pursuant to the instructions to Form 10-K, this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the SEC on February 24, 2016 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing have been amended and restated in their entirety, and Item 15 of Part IV of the Original Filing has also been amended to include new certifications by our principal executive officer and principal financial officer. This Form 10-K/A does not amend or otherwise update any other information in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS
Directors
The following table sets forth the names, ages and positions of the persons who are our directors and executive officers as of April 25, 2016. There are no family relationships among any of our directors and executive officers.

Name	Age	Position
Directors:
Jacques Perron	54	President, Chief Executive Officer and Director
Timothy J. Haddon	67	Chairman
Denis C. Arsenault	60	Director
Carol T. Banducci	56	Director
Kevin Drover	63	Director
James L. Freer	68	Director
James P. Geyer	64	Director
Anne E. Giardini	56	Director

Executive Officers:
Jacques Perron	54	President, Chief Executive Officer and Director
Pamela L. Saxton	63	Executive Vice President and Chief Financial Officer
Mark A. Wilson	61	Executive Vice President and Chief Commercial Officer
Geoffrey Ramey	41	Vice President, Human Resources & HR Systems

Directors

Our Board of Directors (the “Board”) currently consists of eight directors. We believe that all of our directors possess the highest personal and professional ethics, integrity and values. Each director has also demonstrated business acumen and an ability to exercise sound judgment and is committed to representing the long-term interests of our shareholders. Finally, we value our directors' significant experience on other public company boards of directors and board committees.
Jacques Perron. Mr. Perron has been our Chief Executive Officer and a member of the Board since October 2013. In December 2014, he was also appointed as our President. He has worked in the mining industry for more than 30 years and has extensive technical and operations experience. Prior to joining Thompson Creek, Mr. Perron was President and Chief Executive Officer of St Andrew Goldfields Ltd. since 2007. Previous senior management positions include Senior Vice President of IAMGOLD Corporation from 2006 to 2007 and Vice President, Canada of Cambior Inc. from 2004 to 2006. From 1984 to 2004, Mr. Perron held a variety of increasingly senior management positions with Cameco, Inc., Placer Dome Canada Limited, Breakwater Resources Ltd., Cambior Inc., JS Redpath Ltd. and Noranda Inc. Mr. Perron has also been a director of the Canadian Mineral Industry Education Foundation since 2007. Mr. Perron has a Bachelor of Science degree in Mining Engineering from l'École Polytechnique de Montréal.
We believe Mr. Perron's qualifications to sit on our Board of Directors include his CEO experience leading our Company and another publicly-listed mining company, his experience making and executing strategic business decisions at multiple companies, his extensive knowledge of and experience in the mining industry, and his day-to-day knowledge of the Company and its operations.
Timothy J. Haddon. Mr. Haddon joined our Board in May 2007, and became our Chairman in October 2013. He had previously served as our Lead Director since December 2007. Mr. Haddon is currently the President, Chief Executive Officer, a director and 50% owner of International Natural Resource Management Co., a private company which has invested in and provided consulting services to the mining industry. He has held those positions since 2002. From August 2014 to June 2015, he served on the board of directors of Midway Gold Corp., a mining company listed on the Toronto Stock Exchange (the

"TSX") and the NYSE MKT LLC. He served as a director of Alacer Gold Corp. (previously named Anatolia Minerals Development Limited), a gold mining company listed on the Toronto and Australian Stock Exchanges, from September 1998 to September 2013 and served as Chairman from May 2003 to February 2011 and again from August 2011 to September 2013. From April 2010 to December 2013, Mr. Haddon served as a director of International Tower Hill Mines Ltd., a mining company listed on the TSX, and from May 2009 to December 2013, he served on the advisory board of Pala Investments AG, a fund focused on investments associated with the mining industry. He has served as a director of publicly traded companies since 1989, and has held the position of CEO at multiple mining companies including Amax Gold Inc., where he served as the President and Chief Executive Officer from 1989 to 1993. Mr. Haddon serves on the Board of Trustees of the Colorado School of Mines, where he obtained a Bachelor of Science in Mining Engineering.
We believe Mr. Haddon's qualifications to sit on our Board of Directors include his CEO experience, his extensive experience as a public company director, his educational training as a mining engineer, and his more than 40 years of experience working in the mining industry with numerous public mining, development and exploration companies.
Denis C. Arsenault. Mr. Arsenault joined our Board in May 2005. Mr. Arsenault served as the Chief Financial Officer of Sulliden Gold Corporation Ltd., a mining company listed on the TSX, from November 2010 to August 2014. From 2006 to 2009, Mr. Arsenault served as Chief Financial Officer of Central Sun Mining Inc. (formerly Glencairn Gold Corporation), a Canadian gold mining company. Prior to this, he has held CFO positions in a range of sectors, including mining and resources, communications, truck trailer manufacturing and life sciences. Mr. Arsenault's experience includes chairing and serving on audit committees, compensation committees, governance committees and other special committees of various public and private companies. Mr. Arsenault currently serves as a member of the boards of directors of the following Canadian mining companies: Murchison Minerals Ltd. (since June 2014), Belo Sun Mining Corp. (since May 2015) and Stonegate Agricom Ltd. (since 2008). From 2009 to 2015 Mr. Arsenault served on the board of directors of MBAC Fertilizer Corp. From 2006 to 2013, Mr. Arsenault served on the board of directors of Rockcliff Resources Inc. From 2004 to 2012, Mr. Arsenault served on the board of directors of Alliance Grain Traders Inc. Mr. Arsenault began his career with KPMG in 1981, and he later co-founded Wasserman Arsenault, Chartered Accountants. Mr. Arsenault holds a Bachelor of Commerce from the University of Toronto. Mr. Arsenault is a Chartered Accountant with 30 years of experience.
We believe Mr. Arsenault's qualifications to sit on our Board of Directors include his professional designation as a CPA, his significant financial and accounting experience in the mining and manufacturing industries, including as a Chief Financial Officer, and his more than 15 years of service on other boards, including as a member of numerous audit, compensation, governance and special committees.
Carol T. Banducci. Ms. Banducci joined our Board in May 2010. Ms. Banducci is Executive Vice President and Chief Financial Officer of IAMGOLD Corporation. She joined IAMGOLD in July 2007, and she currently oversees all aspects of the finance, information technology and investor relations functions. IAMGOLD is a mid-tier gold mining company listed on the NYSE and the TSX. Ms. Banducci acted as Chair of the Board of Directors of Niobec Inc, a wholly-owned subsidiary of IAMGOLD and the second largest producer of ferroniobium in the world, from August 2011 until its sale in January 2015. From January 2009 to August 2010 and from June 2014 to present, Ms. Banducci has served as a director of Euro Resources SA, a French company focused on precious metal royalties listed on the Euronext in Paris. From November 2005 through June 2007, Ms. Banducci was Vice President, Financial Operations and a director (from 2006 to 2007) of Royal Group Technologies, where she led comprehensive integration, restructuring and cost improvement initiatives. Prior to 2004, Ms. Banducci was Vice President and Chief Financial Officer of Canadian General‑Tower Limited, and held other senior level finance positions with the world's leading suppliers of explosives and blasting technology, including Vice President and Chief Financial Officer of Orica Explosives North America; Vice President, Finance and Information Technology and Chief Financial Officer of ICI Explosives Canada & Latin America; International Controller of ICI International Explosives; and Treasurer of ICI Canada Inc. Ms. Banducci has extensive finance experience in statutory and management reporting, audit, forecasts, capital programs, treasury, tax, acquisitions and divestments, pension fund management, insurance and information technology. She holds a Bachelor of Commerce degree from the University of Toronto.
We believe Ms. Banducci's qualifications to sit on our Board of Directors include her extensive experience as Chief Financial Officer of a publicly-traded mining company, her experience as a board member for other mining companies, and her more than 20 years of financial management and strategic leadership experience with leading global companies, including other mining companies.
Kevin Drover. Mr. Drover joined our Board in May 2015. Mr. Drover has served as the President and Chief Executive Officer and a director of Aurcana Corporation, a Canadian silver mining company, since July 2014. He also currently serves on the board of directors of Aquila Resources Inc, a Canadian junior mining company. From November 2013 to March 2015, Mr. Drover served as Chief Executive Officer and a director of Oracle Mining Corp. (formerly Gold Hawk Resources Inc.), a Canadian-based mining company that owns the Oracle Ridge copper mine in Arizona and previously owned the

Coricancha Mine in central Peru until it sold the asset to Nyrstar in 2009. In December 2015, the operating subsidiary of Oracle Mining Corp. was placed into receivership. From June 2006 to June 2011, Mr. Drover served as Chief Operating Officer and then Chief Executive Officer of Oracle Mining Corp. Previously, Mr. Drover served as Chief Operating Officer of Glencairn Gold Corporation, where he was responsible for two gold mining operations in Latin America, and as Vice President of Operations at Kinross Gold Corporation, where he was responsible for six operating mines worldwide.
We believe Mr. Drover’s qualifications to sit on our Board of Directors include his extensive experience in the mining industry, including significant management, operations and project development with mining companies developing and producing mining operations located in Canada, the U.S., Latin America, and in other foreign jurisdictions, as well as his experience as a board member for other mining companies.
James L. Freer. Mr. Freer joined our Board in August 2008. Mr. Freer retired in June 2008 from Ernst & Young LLP, one of the largest global audit and accounting firms, after serving as a Certified Public Accountant in various positions for 38 years, during which time he was the lead audit partner for another publicly-traded mining company. At Ernst & Young, Mr. Freer was Managing Partner of the Pacific Southwest Area (Los Angeles) from 1995 to 2000 and the Northwest Area (Seattle) from 1991 to 1995. From 2000 until his retirement, Mr. Freer was a member of the Ernst & Young Americas Executive Board in New York, which is responsible for governance and strategy, and a member of the Americas Operations Committee. He also served as Americas Vice-Chair with lead responsibility for all aspects of the firm's over 35,000 employees, including compensation, technical and other training, policies, culture, retention and development. Mr. Freer holds a Bachelor of Science in Business Administration from Central Washington University.
We believe Mr. Freer's qualifications to sit on our Board of Directors include his significant financial, accounting and management experience, including his auditing experience in the mining industry.
James P. Geyer. Mr. Geyer joined our Board in May 2007. Mr. Geyer was Vice President North America of Stonegate Agricom Ltd., a TSX- listed mineral development company, and President of its wholly-owned subsidiary Paris Hills Agricom Inc. from September 2012 to June 2015. Mr. Geyer originally joined Stonegate in September 2010. From February 1997 to August 2010, he was Senior Vice President of Gold Reserve Inc., a publicly-traded gold exploration and development company. He has been a director of Gold Reserve Inc. since June 1997 and a director of Stonegate Agricom Ltd. since May 2015. Mr. Geyer's service on the board of Stonegate Agricom Ltd. will terminate in May 2016. From 1987 to 1997, he held various management and operations positions with Pegasus Gold Corporation, the latest being Vice President, Operations. From 1975 to 1987, he held various positions with AMAX Inc. Mr. Geyer holds a Bachelor of Science in Mining Engineering from the Colorado School of Mines. Mr. Geyer has over 40 years of experience in the mining business.
We believe Mr. Geyer's qualifications to sit on our Board of Directors include his extensive experience in the mining industry in management, engineering, operations, finance, environmental, permitting and exploration functions, and his experience as an executive officer and director for other publicly-traded mineral development companies.
Anne E. Giardini. Ms. Giardini joined our Board in May 2014. Ms. Giardini is the Chancellor of Simon Fraser University. Previously, she served as President of Weyerhaeuser Company Limited ("Weyerhaeuser Ltd."), until October 2014. Weyerhaeuser Ltd. is the Canadian subsidiary of Weyerhaeuser Company, an international forest products company listed on the New York Stock Exchange ("Weyerhaeuser"). She joined Weyerhaeuser Ltd. in 1994 and served as its Assistant General Counsel and then its Vice President and General Counsel prior to her appointment as President in 2008. Ms. Giardini oversaw Weyerhaeuser Ltd.'s Canadian operations and worked closely with senior management of Weyerhaeuser in the U.S. and Canada on various corporate, legal, policy, and strategic matters. Ms. Giardini's experience includes chairing and serving on the boards of various organizations and industry groups, including the Board of Governors, Simon Fraser University, the Vancouver Board of Trade, and the Forest Products Association of Canada. She has been recognized extensively for her leadership and achievements in business and law, and she was a member of the Federal Advisory Council for Promoting Women on Boards in 2013. Ms. Giardini holds an L.L.M. from Trinity Hall, University of Cambridge, an L.L.B. from the University of British Columbia, and a B.A. from Simon Fraser University.
We believe Ms. Giardini's qualifications to sit on our Board of Directors include her significant experience as an executive in the natural resources industry in British Columbia and her legal and leadership expertise.

Executive Officers
Pamela L. Saxton. Ms. Saxton joined the Company in August 2008 and became Chief Financial Officer and Vice President, Finance in October 2008. Ms. Saxton was promoted to Executive Vice President and Chief Financial Officer in August 2011. Ms. Saxton has over 30 years of domestic and international finance and accounting experience within and outside the mining industry. Prior to joining the Company, she was Vice President, Finance-U.S. Operations for Franco‑Nevada U.S. Corporation, a mining company, from 2007 to 2008. Prior to joining Franco‑Nevada, Ms. Saxton was Vice President and Chief Financial Officer of NewWest Gold Corporation from 2006 to 2007. From 2004 to 2006, she was Vice President and Controller, Payments Division, of First Data Corporation; from 1994 to 2003, she was Vice President Finance, Corporate Controller and Chief Accounting Officer of J.D. Edwards & Company; and from 1987 to 1994, she was Vice President and Controller of Amax Gold, Inc. and Assistant Controller of Cyprus Amax Minerals Company. Ms. Saxton holds a Bachelor of Science in Accounting from the University of Colorado in Boulder. She is a member and past Chair of the Board of the Colorado Association of Commerce and Industry. She also serves as Trustee for the Viola Vestal Foundation, which provides scholarships to universities primarily for mining programs.
Mark A. Wilson. Mr. Wilson joined the Company in 2005 and became Vice President, Sales and Marketing in 2006. Mr. Wilson was promoted to Executive Vice President and Chief Commercial Officer in August 2011. Mr. Wilson has worked for 30 years in the mining industry and has extensive experience in marketing, business development and finance. Prior to joining the Company, he consulted for Climax Molybdenum Company on new product development (2001‑2002) and served as President, Chief Executive Officer and Chief Financial Officer for Goldbelt Resources Ltd., a Canadian public company focused on mineral exploration in Kazakhstan (1996‑1999). From 1981 to 1996, he was employed by Cyprus Amax Minerals Company in increasingly responsible roles including Vice President of Business Development and Manager of Molybdenum Marketing. Mr. Wilson holds a B.S. in Geology and Geophysics from Yale University and a M.A. in Law and Diplomacy from the Fletcher School of Law and Diplomacy.
Geoffrey Ramey. Mr. Ramey joined the Company as Vice President, Human Resources & HR Systems in September 2014. He has 15 years of human resources, administration and technology experience with a variety of private and public companies in several different industry sectors. Prior to joining Thompson Creek, Mr. Ramey was Vice President, Human Resources and Business Technology Solutions at St Andrew Goldfields Ltd. since 2009. From 1999-2008 Mr. Ramey worked as a Human Resources professional with increasingly senior HR, administrative and systems related positions at Vizible Corporation, Yahoo! Canada, Xstrata, LoyaltyOne and Cap Gemini Ernst & Young Canada. Mr. Ramey recently served on the Canadian board of directors of the Human Resources Professionals Association. Mr. Ramey has a Bachelor of Arts degree in Labour Studies from McMaster University and a Business Administration diploma specializing in Human Resources and HR Systems from the Sheridan Institute of Technology and Advanced Learning. Mr. Ramey is also involved in providing HR and IT services to the Coast to Coast Against Cancer Foundation.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that during 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% shareholders were timely filed.

CORPORATE GOVERNANCE
Code of Ethics

We have adopted a Code of Conduct and Ethics (the “Code of Ethics”) for our directors, officers and employees. The Code of Ethics is intended to document the principles of conduct and ethics to be followed by our Company and our employees, officers and directors. Its purpose is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest. Our Board has responsibility for monitoring compliance with the Code of Ethics by ensuring all directors, officers and employees receive and become thoroughly familiar with the Code of Ethics and acknowledge their support and understanding of the Code of Ethics. We encourage our employees to report any non-compliance with the Code of Ethics to a supervisor, designated management representatives, our General Counsel or the Chairman of our Audit Committee. We have also established a telephone hotline and a website portal through which our employees may report non-compliance with our Code of Ethics on a confidential and anonymous basis, as described in more detail below. A copy of the Code of Ethics may be accessed on our website at www.thompsoncreekmetals.com under “Corporate - Corporate Governance - Code of

Conduct and Ethics.” We will disclose any future amendments to, or waivers from, certain provisions of our Code of Ethics on our website following such amendment or waiver.

Board Committees

We have the following four standing Board committees: (1) Audit Committee, (2) Compensation Committee, (3) Corporate Governance and Nominating Committee, and (4) Safety, Health and Environment Committee. Each committee of the Board is composed entirely of non-employee directors determined to be "independent" under the listing standards of the New York Stock Exchange (“NYSE”) and the TSX and our Corporate Governance Guidelines, and each reports directly to our Board. Under their written charters adopted by the Board, each of the committees is authorized and assured of appropriate funding to retain and consult with external advisors, consultants and counsel. All of the committee charters and our Corporate Governance Guidelines are available on Thompson Creek's website at www.thompsoncreekmetals.com under "Company - Corporate Governance.”

The following table shows the directors who are currently members or the chair of each of the standing Board committees:

Name of Director	Audit	Compensation	Corporate Governance and Nominating	Environment, Health and Safety
Denis C. Arsenault	Member	Chair
Carol T. Banducci	Member		Member
Kevin Drover			Member	Member
James L. Freer	Chair		Member
James P. Geyer			Chair	Member
Anne E. Giardini		Member		Chair
Timothy J. Haddon		Member		Member
Jacques Perron

Audit Committee

The Audit Committee's primary function is to assist the Board with the oversight of:

•	The integrity of the Company's financial statements;

•	The Company's compliance with legal and regulatory requirements;

•	The independent registered public accounting firm's qualifications and independence; and

•	The performance of the Company's internal audit function and independent registered public accounting firm.

The Audit Committee's primary duties and responsibilities include:

•
Overseeing the engagement of our independent registered public accounting firm, including reviewing and approving the terms of the engagement of the independent registered public accounting firm and pre-approving all permitted non-audit services to be performed by the independent registered public accounting firm;

•	Overseeing attest engagements by the Company of other registered public accounting firms;

•
Overseeing the Company's internal controls and financial risk management, including reviewing and discussing with management and the independent registered public accounting firm our financial risk exposures and assessing the policies and procedures and processes management has implemented to monitor and control such exposures; reviewing with the management, the independent registered public accounting firm and the internal audit function the adequacy and effectiveness of our internal control over financial reporting and disclosure controls and procedures; and approving the appointment of the head of our internal audit function or the contractor filling this role and receiving reports periodically from the head of the internal audit function; and

•	Overseeing the Company's financial reporting and auditing.

The Board has also determined that each of Mr. Arsenault, Mr. Freer and Ms. Banducci is an “audit committee financial expert” as defined by the SEC rules.

Compensation Committee

The Compensation Committee's primary duties and responsibilities include:

•
Reviewing, approving and recommending to the Board the base salary, bonus, equity and other benefits for, and any change of control packages for, our Chief Executive Officer and the other members of the senior management team;

•	Reviewing and making recommendations to the Board upon the recommendation of management with respect to the Company's overall compensation benefits philosophies and programs for employees;

•	Annually reviewing and approving corporate goals and objectives relevant to the compensation of the Chief Executive Officer and the other members of the senior management team;

•	Reviewing and making recommendations to the Board with respect to the implementation or variation of equity plans and benefits plans;

•	Administering our compensation plans, including equity plans;

•	Reviewing and recommending to our Board the compensation of our Board, including annual retainers, meeting fees, equity awards and other benefits conferred upon our Board;

•
Researching and identifying trends in employment benefits, establishing and periodically reviewing our policies in the area of management benefits and perquisites, and providing periodic reports to our Board on compensation matters;

•	Preparing the report on executive compensation, including the Compensation Discussion and Analysis, included on an annual basis in our annual report or proxy statement;

•	Reviewing and reporting on risks arising from our compensation policies and practices; and

•	Overseeing all matters relating to shareholder approval of executive compensation, including the frequency of such votes.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee's primary duties and responsibilities include:

•	Assessing the effectiveness of our Board as a whole, the committees of our Board and the contribution of individual members;

•	Overseeing and assessing the Company's governance;

•	Proposing new nominees for appointment to our Board;

•	Reviewing on a periodic basis and recommending to the Board the appropriate size and composition of the Board;

•	Overseeing orientation of new directors and continuing education for all directors;

•	Overseeing the evaluation of the Board and management;

•	Approving related person transactions; and

•	Reviewing succession planning and development strategies for our CEO and other executive officers.

Safety, Health and Environment Committee

Our Safety, Health and Environment Committee is charged with assisting our Board in its oversight of safety, health and environmental matters and other technical matters, including overseeing the development and implementation of appropriate policies, procedures and practices relating to safety, health and the environment, reviewing the performance of the Company with respect to such matters, and overseeing and reviewing the Company's determination of reserves and resources. In particular, our Safety, Health and Environment Committee's authorities and responsibilities include:

•	Reviewing and approving management's development and implementation of policies and standards in the areas of safety, health and environment and our compliance with the same;

•	Reviewing periodic reports from management on our operational performance in the areas of safety, health and the environment;

•	Reviewing and discussing the results of the Company's goals, programs, policies and practices with respect to sustainability;

•	Reviewing the Company's reserves and resources;

•	Reviewing and monitoring the Company's emergency preparedness programs and policies;

•
Reviewing the Company's communication practices with employees, consultants and contractors concerning the importance of developing a culture focused on safety, health and environmental responsibility;

•	Monitoring compliance with regulatory requirements and reviewing any significant non-compliance issues;

•	Reviewing the Company's audit plans in the areas of safety, health and environment and reviewing periodic status reports on such audits and recommendations therein;

•	Making periodic visits to our operating sites to observe practices and discuss issues in the areas of safety, health and environment;

•	Reviewing the qualifications of staff in leadership positions in the areas of safety, health and environment and meeting privately with such staff periodically;

•	Monitoring evolving laws and regulations in the areas of safety, health and environment; and

•	Reporting on the Committee's findings in the above areas to the Board on a regular basis.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis ("CD&A") is designed to provide our shareholders and investors with an understanding of our executive compensation program and to discuss the compensation earned in 2015 by our named executive officers. Our named executive officers for 2015 included our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and the three other most highly compensated executive officers, as named below. Effective January 15, 2016, Wendy Cassity resigned as our Vice President, General Counsel and Secretary.

•	Jacques Perron, President, Chief Executive Officer and Director;
•Pamela L. Saxton, Executive Vice President and Chief Financial Officer;

•	Mark A. Wilson, Executive Vice President and Chief Commercial Officer;

•	Wendy Cassity, Former Vice President, General Counsel and Secretary; and

•	Geoffrey Ramey, Vice President, Human Resources and HR Systems.
2015 Business Overview and Highlights
Fiscal year 2015 was a challenging year for the mining industry and our company, with sharp declines in commodity prices, lack of investor interest in the resource sector, and instability in the global financial markets.

•
Due to steep declines in the molybdenum price, at the end of 2014, we suspended operations at our molybdenum mines, took a number of cost-cutting measures, including the layoff of valuable employees, and wrote off inventory and assets in our molybdenum business. The shutdown of our molybdenum mines resulted in a 38.8% decrease in revenues for fiscal year 2015, as compared to fiscal year 2014.

•
Declines in the prices of copper and gold throughout 2015 adversely affected the average realized sales prices of our products, which largely offset the increases in our sales of payable copper and payable gold from 2014. As a result, our copper-gold revenues only increased by approximately 3% in 2015, as compared to 2014, despite increases of payable copper and gold production year over year.

•
The declining commodities prices and uncertainty as to when such prices might recover, the instability of the global financial markets, and economic slowdowns in China and Europe, created uncertainty among investors in the mining industry, and many mining stocks declined in 2015. Our stock price, as reported on both the New York Stock Exchange ("NYSE") and the Toronto Stock Exchange ("TSX"), fell below $1.00 per share in the second quarter of 2015 and continued to decline thereafter.

•
The significant declines in copper prices in 2015 and the ongoing weakness in the base metals market adversely affects our forecasted ability to generate sufficient cash flow from operations to fully repay our outstanding senior notes when they come due beginning in 2017, and, as a result, our credit quality and long-term liquidity have been adversely affected, and our share price has been further depressed.

We cannot control metals prices or global market conditions, but we can control our safety performance, operational performance, operating costs, and capital expenditures. Therefore, we focused our executive compensation programs in 2015 on those performance metrics that we can control.

Amid a challenging market environment, our Company, led by our named executive officers, accomplished the following in 2015:

•
We kicked off a Company-wide Safety and Leadership Initiative, which had a positive impact on our safety performance. For 2015, our Company All Incident Recordable Rate (“AIRR”) was 0.67, compared to 2.46 in 2014. In addition, our 2015 AIRR was significantly better than the industry average of 2.01 for the Mining Association of British Columbia Index and 1.82 for the U.S. Surface Metals and Mining Index.

•
Our primary focus during 2015 was to complete the ramp-up of Mount Milligan and meet our production and cash cost guidance. At year-end 2015, we achieved average daily mill throughput of 60,000 tonnes per day.

For 2015, we produced 71.4 million pounds of payable copper and 218,081 ounces of payable gold. Our copper and gold production met our production guidance of 70 to 80 million pounds of copper and 210 to 220 thousand ounces of gold. In addition, we achieved average unit cash costs on a bi-product basis of $0.55 per pound of copper produced, which was at the low end of our cash cost guidance of $0.55 to $0.75 per pound of copper produced.

•
In 2015, we transformed our business strategy for molybdenum to maximize the location and efficiency of our Langeloth metallurgical facility ("Langeloth"). Langeloth primarily operates as one of the world’s largest toll conversion plants and its quality products are recognized around the world. Cash flows from the Langeloth operation are expected to substantially cover the annual costs of care and maintenance at our two molybdenum mines, enabling us to retain the optionality of the mines.

•	We ended the year with a strong cash balance of approximately $177 million.

•
Since the completion of the Mount Milligan Mine to December 31, 2015, we have repaid and retired 13% of our debt balance, or approximately $134 million, including the net repayments of our capital lease obligations. During 2014 and 2015 we have repurchased a total of $67.1 million of our bond obligations which will result in total future bond interest savings of $16.3 million between 2016 through 2019.

•
During 2015, management focused on identifying potential solutions to address the Company's balance sheet and future liquidity issues. In November, we engaged Moelis & Company and BMO Capital Markets as advisors to assist our Board of Directors in evaluating strategic and financial alternatives available to the Company, including debt refinancing and restructuring, new capital transactions and asset sales.

Compensation Philosophy

Our core executive compensation philosophy is to:

•	pay for performance by linking short- and long-term awards to pre-established and objective Company performance goals;

•	tie executive compensation to the interests of our shareholders and the creation of shareholder value; and

•	provide a competitive level of compensation that will attract and retain talented high-achievers.
Our Compensation Committee (the “Committee”) designs our executive compensation program with these goals in mind and evaluates the effectiveness of our policies on an ongoing basis. Below is a summary of each of our compensation components, including our rationale for using each component and a description of how each aligns with our compensation philosophy:
Short-Term Compensation

Element of Compensation	Summary and Purpose of Element
Base Salary (Fixed)	Base salaries form an essential part of our executive compensation and ensure a fixed level of annual cash compensation.
Annual Performance-Based Cash Incentives (At-Risk)
Our annual cash incentive bonus plan is designed to provide performance-based awards to our executive officers, each of whose performance has a significant impact on the success of the Company. Bonus targets are established for each executive based on competitive market data and the position and experience of the executive. Payouts are determined based on the achievement of certain pre-established and objective Company performance goals and the individual performance of the executive. Annual bonuses reward our executives for achieving short-term goals that we believe are important to our long-term success and the creation of shareholder value.

Long-Term Compensation

Element of Compensation	Summary and Purpose of Element
Performance Share Units (At-Risk)
Performance share units are a variable, performance-based, component of compensation intended to create incentives for long-term performance and to further align the interests of executives with those of shareholders. Vesting of performance share units is tied to the achievement of long-term financial and/or operational Company goals.

Restricted Share Units (At-Risk)
Restricted share units are a variable component of compensation intended to create incentives for performance and further align the interests of executives with those of shareholders. Restricted share unit values increase or decrease in relation to our stock price.

Other Compensation	We offer company-matching in connection with our 401(k) plan, limited perquisites and other compensation from time to time to ensure that our executive compensation is competitive.

The following graph reflects the relationship of performance (at-risk) to fixed compensation with respect to our Chief Executive Officer, as well as our other named executive officers on an average basis, and illustrates the extent to which our executive compensation program pays for performance. For purposes of this graph, fixed compensation includes base salary, any guaranteed bonus and other fixed compensation, and at-risk compensation includes annual cash incentive awards and the grant date fair value of all stock and option awards granted in 2015.
In addition, the Committee regularly reviews realizable pay for its executives. The Committee recognizes realized pay as an important measure for pay-for-performance alignment because it demonstrates the value actually earned by our named executive officers. The following graph demonstrates the correlation between total compensation and realizable for our Chief Executive Officer in 2014 and 2015.

Target Compensation: Target compensation is calculated using our Chief Executive Officer’s base salary, target annual incentive bonus, other cash compensation for such year, and stock awards, as disclosed in the Summary Compensation Table below.

Realized Compensation: Realized compensation is calculated using our Chief Executive Officer’s actual earned base salary, actual earned annual incentive bonus, all other compensation as disclosed in the applicable Summary Compensation Table, and the value of all PSUs and RSUs that vested during the year (calculated by multiplying the number of shares vested by the closing price of our common stock on the vesting date) and the value of stock options exercised during the year (calculated by multiplying the number of options exercised by the difference between the exercise price and the closing price of our common stock on the exercise date).
During 2015, realized molybdenum, copper and gold prices declined significantly compared to 2014, our Thompson Creek molybdenum mine in Idaho ("TC Mine") was on care and maintenance, and our Endako molybdenum mine in British Columbia ("Endako Mine" or "Endako") was placed on care and maintenance mid-year, all of which adversely affected our financial performance, which had an adverse effect on total shareholder return and directly diminished the realized compensation of our Chief Executive Officer in 2015 compared to 2014. As described above, the performance goals for the Company and our named executive officers in 2015 were based on objectives that were within the Company’s control, such as achievement of safety performance objectives, throughput at our operating mines, operational performance, operating costs and capital expenditures, among other things. In 2015, Mr. Perron led the Company in significantly improving our company-wide safety performance, completing the ramp-up and achieving design daily mill throughput at Mount Milligan Mine and transforming the molybdenum business to substantially cover care and maintenance costs of TC Mine and Endako Mine and to maintain future option value of those mines. In addition to these Company achievements, Mr. Perron exceeded his individual target performance metrics established by the Committee, which resulted in Mr. Perron receiving a performance-based cash bonus of 97% of his target for 2015. See "2015 Compensation Decisions—Cash Compensation—Annual Cash Incentive Bonuses" below for more information.
At our annual meeting of shareholders in May 2015, we held our annual advisory stockholder vote to approve the compensation of our named executive officers (“say-on-pay”). The compensation of our named executive officers reported in our 2015 proxy statement was approved by over 66% of the votes cast at the 2015 annual meeting. In order to align the executive compensation program with its pay for performance philosophy, the Committee changed its approach to our executive compensation practices in 2015 to focus on those performance metrics that are within the control of the Company and its management, and on those performance metrics that the Committee believes will lead to the future success of the Company. The Committee believes it has considered, and it will continue to consider, the outcome of our say-on-pay votes when reviewing the objectives of our program and making future compensation decisions for the named executive officers.

Role of the Compensation Committee
The Committee oversees our executive compensation program. Each Committee member is an independent non-employee director with significant experience in executive compensation matters. The Committee develops and approves the overall compensation package for our Chief Executive Officer and, with the additional assistance of our Chief Executive Officer, for each other named executive officer. Objective criteria are reviewed in detail, and the Committee exercises its discretion after such review in making decisions regarding executive compensation. We have a small group of executive officers, and the Committee's decisions regarding salary amounts, grant amounts (in the form of equity and cash awards and percentage allocations under the annual incentive plan) and total compensation mix reflect the Committee's views as to the scope of responsibilities of our executive officers and the Committee's subjective assessment of their respective impacts on our overall success.
In implementing and administering the Company's compensation philosophy, the Committee regularly:

•	Evaluates the design and administration of each component of executive compensation;

•	Reviews Company performance and the degree of attainment of pre-established performance goals;

•	Reviews the overall individual performance of each executive officer;

•	Considers executive compensation data provided by its independent executive compensation consultant to assess the competitiveness of the Company's compensation policies;

•	Considers the results of the advisory "say-on-pay" vote of the Company's shareholders;

•	Considers feedback received from our shareholders on our executive compensation program; and

•	Approves or recommends executive compensation matters to the Board.
Role of our Compensation Consultant
To assist in its review and oversight of our executive compensation program, the Committee has retained Mercer (US) Inc. ("Mercer"), an international executive compensation consulting firm, as its independent executive compensation consultant. Mercer provides analyses and recommendations that inform the Committee's decisions, evaluates market data, provides updates on market trends and the regulatory environment as it relates to executive compensation, reviews and provides feedback on management proposals presented to the Committee related to executive compensation, and works with the Committee to strengthen the pay-for-performance relationship and alignment with shareholders. The Committee consults with Mercer regularly throughout the year. The Committee has assessed the independence of Mercer and concluded that no conflict of interest exists that would prevent Mercer from independently representing the Committee. Mercer was hired directly by the Committee and neither Mercer nor any of its affiliates has provided any other services to the Company or our executive officers.
Competitive Market Assessment
Each year, the Committee reviews compensation levels for our named executive officers as compared to a selected peer group and appropriate survey sources to help ensure that compensation to our named executive officers is competitive with compensation at other companies with whom we compete for talent and sufficient to retain and motivate our executives.
For 2015, this analysis considered:

i.	compensation data from a public company peer group (described below);

ii.	Mercer's 2015 Mining Industry Compensation Survey; and

iii.	Global Governance Advisors 2015 Executive & Board Remuneration Report.
One of the primary ways the Committee evaluates our executive compensation arrangements relative to other companies is to compare the Company's practices to a comparable group of publicly-traded mining companies of similar size (as determined by annual revenue and market capitalization), complexity and scope of operations, and that are based in Canada and/or the United States. The composition of this peer group is reassessed annually in consultation with the Committee's independent executive compensation consultant. For 2015, the Company's peer group was revised from the previous year's peer group, as follows: (a) Mercator Minerals and Imperial Metals were removed because their respective annual revenues were too low; (b) Nevsun Resources and Dundee Precious Metals were removed because the locations of their respective mining operations were not comparable to those of the Company; (c) Centerra Gold Inc., Coeur Mining Inc., and Detour Gold Corp. were added to provide greater representation in the peer group of gold mining companies to reflect the Company's gold mining operations; and (d) Royal Gold Inc. was added to include a similarly sized U.S.-based company in the gold sector whose share price performance may be impacted by Mount Milligan's performance.
The following table sets forth the comparative group the Committee used in the determination of our overall executive compensation for 2015:

Comparative Company	12-Month Trailing Revenue @ Sept 2014 (US$ millions)	Market Capitalization @ Nov 2014 (US$ millions)	Total Assets @ Sept 2014 (US$ millions)	Corporate Headquarters Location
Stillwater Mining Company	$964	$1,578	$1,384	USA
Centerra Gold Inc	$875	$1,132	$1,691	Canada
Pan American Silver Corp	$782	$1,418	$2,673	Canada
New Gold Inc	$736	$2,023	$4,251	Canada
Lundin Mining Corporation	$695	$3,375	$4,487	Canada
Coeur Mining Inc	$664	$425	$2,915	USA
Capstone Mining Corp	$662	$671	$1,972	Canada
Detour Gold Corp	$512	$1,230	$2,641	Canada
Hudbay Minerals Inc	$502	$1,778	$4,929	Canada
Hecla Mining Co	$493	$867	$2,252	USA
Molycorp Inc	$483	$242	$2,961	USA
Taseko Mines Limited	$357	$289	$883	Canada
Royal Gold Inc	$250	$4,127	$2,893	USA
Thompson Creek Metals Company Inc	$617	$362	$3,058	USA
The Committee considers this market data when setting target compensation and makes adjustments as needed to create greater alignment with the Company's compensation philosophy, to reflect unique circumstances at the Company and to reflect the skills, experience, contributions, performance and responsibility of the individual executive.
2015 Compensation Decisions
The principal components of our executive compensation for 2015 were base salaries, annual performance-based cash incentive bonuses and long-term incentive awards in the form of equity awards. The following graphs illustrate the component mix of compensation for our Chief Executive Officer, as well as for our other named executive officers on an average basis.

Below is a summary of each of our compensation components, including our rationale for using each component and a description of how each aligns with our compensation philosophy:
Cash Compensation
Base Salary. As reflected in the charts above, fixed compensation in the form of base salary represents approximately 21%-27% of our executive officers' total compensation for 2015, affirming our commitment to allocate more compensation to performance-based elements of our executive compensation program. Base salaries are provided as compensation for day-to-day responsibilities and services and provide a consistent cash flow to our named executive officers. The Committee reviews executive salaries annually and makes adjustments based on market data, the individual's executive position, scope of responsibility, tenure, experience, education, current year performance and expected future contribution to the Company.
The Committee increased base salaries for 2015 effective April 1 for each of our named executive officers. The base salaries of our named executive officers in 2015 are set forth below:

Named Executive Officer	2015 Base Salary	Increase Over 2014 Base Salary
Jacques Perron	$600,000	9.09%
Pamela Saxton	$370,000	7.22%
Mark Wilson	$390,000	26.5%
Wendy Cassity	$300,000	4.02%
Geoffrey Ramey	$245,000	4.26%

The increases in 2015 base salaries compared to 2014 were based on the individual performance of each of our named executive officers in previous years, and the market competitive analysis of our peer companies in order to retain our executive officers during this difficult time in the mining industry. The increase in Mr. Wilson's 2015 base salary was made in connection with the execution of his amended and restated employment agreement, pursuant to which his previous retention arrangement was eliminated. Prior to 2015, Mr. Wilson's base salary had been set at a lower level due to the retention payments that he was eligible to receive under his previous employment agreement. When Mr. Wilson's retention arrangement was eliminated in March 2015, his base salary was increased accordingly to align his total compensation package with applicable market levels. See "Other Aspects of our Executive Compensation Program - Retention Arrangements" below for more information.

Annual Cash Incentive Bonuses. In keeping with the Company's performance-based compensation philosophy, annual cash incentive bonus payouts are tied to the achievement of specific Company performance targets and individual goals reviewed and approved by our Board of Directors, as described in more detail below, multiplied by a target percentage for each executive expressed as a percentage of base salary. The Committee establishes bonus targets and the Company and individual performance metrics each year in consultation with its independent executive compensation consultant and the full Board of Directors. In establishing these targets and metrics, the Committee considers short- and long-term financial and operational goals for the Company, competitive market data, desired market positioning and each executive's position, scope of responsibility and ability to impact Company performance, as applicable.
The annual performance bonus payout targets for our named executive officers for 2015 were as follows:

Named Executive Officer	Target as a percentage of base salary
Jacques Perron President and Chief Executive Officer	90%
Pamela Saxton Executive Vice President and Chief Financial Officer	60%
Mark Wilson Executive Vice President and Chief Commercial Officer	60%
Wendy Cassity (1) Former Vice President, General Counsel and Secretary	50%
Geoffrey Ramey Vice President, Human Resources and HR Systems	50%
(1) Pursuant to the terms of the bonus plan, Ms. Cassity was not paid a bonus for 2015 performance due to her resignation from the Company prior to bonus approval and payment.

Company and individual performance weightings for our named executive officers for 2015 were as follows:

2015 Company and Individual Performance Weightings
	CEO	All Other NEOs
Company Performance	80%	80%
Individual Performance	20%	20%
Total	100%	100%
2015 Company Performance Metrics
In February 2015, the Committee and our Board reviewed and approved the 2015 annual cash incentive bonus plan and established the Company performance goals upon which the Company portion of the 2015 bonus payouts would be paid out. The Committee considered specific business objectives for 2015 and set the Company performance goals for 2015.
As described above, the mining industry in recent years has been severely adversely affected by prevailing commodities prices and other factors outside the control of the Company. However, the Committee believes there are a number of performance objectives within the control of management that can lead to the Company’s future success. In 2015, the Committee set performance objectives based on factors within the Company's control, such as our safety performance, throughput at Mount Milligan Mine, operational performance, operating costs and capital expenditures.
Related to one of our most important goals and in an effort to be a leader in safety among our peers, we launched a Company-wide Safety and Leadership Initiative, which combines behavior-based safety systems with the development of a safety-centric culture and safety leadership training. The initiative was first implemented at TC Mine in 2012 and resulted in improved safety performance. In 2015, we rolled out the initiative at our remaining sites, including the corporate office. As illustrated in the graph below, the result has been a dramatic improvement in safety performance with our Company-wide All Incident Reportable Rate ("AIRR") improving from 2.48 during 2013 to 0.67 during 2015. As safety is integral to our business, our Safety Index Score along with our AIRR were included as performance metrics in the calculation of annual incentive bonuses. The measurable results indicated a 110.7% and 200% performance achievement for the Safety Index Score and AIRR, respectively. These two metrics accounted for 15% of the company performance bonus payout calculation as well as the Safety Index Score comprising portions of each site-specific performance.

Improving Safety Performance
Company All Incident Recordable Rate (AIRR)[1]

Thompson Creek Metals Company
U.S. Metals Manufacturing AIRR Average
Surface Metals Mining U.S. AIRR Average
Mining Association British Columbia AIRR Average
7.00
6.00
5.00
4.00
3.00
2.00
1.00
0.00
5.03
2.60
2.25
1.40
2.48
2.46
0.67
2009
2010
2011
2012
2013
2014
2015

[1] Includes Lost Time and Reportable Incidents.

1

The table below sets forth the main categories of the Company performance objectives set by the Committee in 2015.

2015 Company Performance Metrics and Calculation
Metric	Payout(1)	Weighting	Weighted Payout
Safety Index Score	110.7%	10%	11.1%
Safety AIRR(2)	200%	5%	10.0%
Mount Milligan (3)	71.7%	65.0%	46.6%
Langeloth	63%	15%	9.4%
TC Mine	157.5%	2.5%	3.9%
Endako	30.2%	2.5%	0.8%

Company Performance Score			81.8%

(1)	Represents payout percentage of target based on actual performance.

(2)	Reflects Company safety performance as measured by All Incident Recordable Rate (AIRR).

(3)	Mount Milligan Performance Metrics and Calculation shown in the table below.

Performance at Mount Milligan, our principal operating asset, comprised 65% of the Company performance bonus payout calculation. The table below sets forth the specific performance objectives for Mount Milligan set by the Committee and the Board in 2015, along with the calculation of the payouts with respect to each performance metric.

2015 Mount Milligan Mine Site Specific Performance Metrics and Calculation
Metric	Weighting	Threshold 0%	Target 100%	Stretch 200%	2015 Actual	Payout(1)
Safety Index Score	10%	75	90	105	91	106.7%
Safety AIRR	5%	2.65	2.385	2.12	0.65	200%
Throughput	20%	17,814,300	19,910,100	22,005,900	16,137,968	—%
Recoveries - Cu	7.5%	78.6%	83.6%	88.6%	80.0%	27.5%
Recoveries - Au	7.5%	63.8%	68.8%	73.8%	68.4%	91.3%
Grade - Cu %	2.5%	0.255%	0.268%	0.281%	0.264%	66.4%
Grade - Au g/t	2.5%	0.515	0.542	0.569	0.635	200%
CDN $/t Milled	20%	$11.87	$10.80	$9.72	$13.34	—%
CDN CAPEX	15%	$82,260,000	$78,147,000	$74,034,000	$74,358,132	192.1%
Site Specific Objectives(2)	10%	—	100	200	66	66%
(1)    Represents payout percentage of target based on actual performance.
(2)     Site Specific Objectives for Mount Milligan in 2015 included activities relating to environmental compliance, tailings dam activities, inventory management, corporate responsibility matters, and employee relations.
If the Company achieved its targeted performance for a given metric, the payout percentage for that metric would be 100%. The maximum payout percentage for any metric was 200%. If the minimum amounts were not achieved for a particular metric (the "threshold"), no amount was to be paid for that metric. Payout percentages are pro-rated for performance between the threshold and the target, and the target and the stretch, performance levels. The payout percentage for each metric was given a particular weighting within the overall Company performance target, and based on such payout percentages and weightings, the Company payout factor was 81.8%.
To calculate the portion of the incentive bonus tied to Company performance received by each named executive officer, the bonus payout target for each executive was multiplied by the weighting of Company performance on the cash incentive bonus (80%, in the case of the Chief Executive Officer and each of the other named executive officers). This amount was subsequently multiplied by 81.8%, the Company payout factor calculated above. As a result, approximately 65% of the target incentive bonus for our Chief Executive Officer and each of the other named executive officers was paid out as part of the Company performance calculation.
2015 Individual Performance Metrics
In 2015, 20% of the target incentive bonus for our Chief Executive Officer and all other named executive officers was tied to the achievement of individual goals reviewed and approved by the Committee. The Committee believes that tying some portion of the incentive bonus to individual goals aligns personal performance with strategic objectives that will support the long-term sustainability and performance of the Company. Individual performance metrics for 2015 were approved by the Committee in February 2015.
In February 2016, the Committee reviewed, in an executive session without management, the 2015 performance goals for the Chief Executive Officer and assessed his accomplishments. Mr. Perron's individual performance objectives for 2015 included goals relating to providing safety direction for safety performance, balance sheet management, increasing efficiencies to streamline the organization, succession planning for the senior leadership team, and developing the Company's molybdenum business plan. The Committee also reviewed the 2015 performance goals and individual performance assessments, together with Mr. Perron's recommended payouts for each, for the other named executive officers. For our named executive officers, individual performance objectives for 2015 included certain goals and objectives tied to operational performance and other Company initiatives and strategies applicable to each executive's area of responsibility. The Committee also reserves the right to use its discretion in determining final payouts for the individual portion of the annual performance bonus. Based on the Committee's review, for the individual portion of the 2015 performance bonus for all 2015 named executive officers, the Committee approved calculations ranging from 115% to 130% of target.

2015 Performance Bonus Payouts
The chart below shows the target bonus and final bonus amount for each of our named executive officers for 2015:

Named Executive Officer	2015 Target Bonus (1)	Final 2015 Bonus Payout	Bonus Payment as a Percentage of Target
Jacques Perron	$528,750	$515,376	97%
Pamela L. Saxton	$218,265	$196,000	90%
Mark Wilson	$221,745	$214,000	97%
Wendy Cassity (2)	$148,550	$—	—%
Geoffrey Ramey	$121,250	$110,000	91%
_______________________________________________________________________________
(1) Target bonus is calculated by multiplying the prorated annual salary by each executives' performance payout target percentage.
(2) Ms. Cassity's employment with the Company terminated in January 2016. Pursuant to the terms of the performance bonus plan, Ms. Cassity was not paid a bonus for 2015 performance due to her resignation prior to bonus approval and payment.

Long-Term Incentive Plan Compensation
2015 Annual PSU and RSU Grants. In February 2015, our named executive officers received annual equity awards in the form of restricted share units ("RSUs") and performance share units ("PSUs") under our Amended and Restated 2010 Long-Term Incentive Plan (the "LTIP"). The Committee recommends such awards, and the Board approves them. The number of units granted to each named executive officer was based on the volume-weighted average trading price of shares of our common stock on the TSX for the 30 completed trading days immediately preceding the grant date, converted at the average noon exchange rate quoted by the Bank of Canada on the grant date. Of the total number of units granted, 75% was granted in the form of PSUs, with metrics tied to long-term Company performance, and the remaining 25% was granted in the form of time-based RSUs. The high proportion of performance-based rewards reflects the Committee's commitment to our pay-for-performance philosophy. The time-based awards facilitate retention, which is also an important goal of our executive compensation program. The target PSU and RSU grants for our named executive officers for 2015 were as follows:

2015 Stock-Based Long-Term Incentive Payout Target	Target of grant value as a percentage of base salary
Jacques Perron	200%
Pamela L. Saxton	150%
Mark Wilson	150%
Wendy Cassity	150%
Geoffrey Ramey	150%

2014 and 2015 PSU Performance Metrics. In 2014, the Committee reviewed historical performance metrics for PSU grants, discussed the performance-based long-term equity incentives used by peer companies, and considered the Company's business strategy and priorities going forward. Based on these discussions, the Committee decided to revise the performance metrics for any PSU grants made 2014 onward but retain the three-year measurement period, with cliff vesting at the end of the three-year period, used for prior grants.
The performance metrics for the 2014 PSU grants are as follows:

•	Total shareholder return relative to the S&P TSX Global Base Metals Index (60% weighting); and

•
Aggregate "cash generated by (used in) operating activities" less aggregate "capital expenditures" for 2014 through 2016, as reflected in Statements of Cash Flows included in the Company's Annual Reports on Form 10-K for such fiscal years (40% weighting).

The performance metrics for the 2015 PSU grants are as follows:

•	Total shareholder return relative to the S&P TSX Global Base Metals Index (60% weighting); and

•
Aggregate "cash generated by (used in) operating activities" for 2015 through 2017, as reflected in Statements of Cash Flows included in the Company's Annual Reports on Form 10-K for such fiscal years (40% weighting).

The S&P/TSX Global Base Metals Index is designed to provide investors an index of global securities involved in the production or extraction of base metals. The index is a subset of the S&P/TSX Global Mining Index. We believe these changes more closely tie our performance based compensation to the Company’s current business objectives.
PSUs granted in 2014 vest according to relative total shareholder return as set forth below:

Level of Performance	Relative TSR Performance Percentage	Vesting
Stretch	150% or greater	200% of Target
Target	100%	Target Units
Threshold	50% or below	0
PSUs granted in 2014 vest in connection with the Cash Flow From Operations performance metric as set forth below:

Level of Performance	Cash Flow From Operations	Vesting
Stretch	$450 million or greater	200% of Target
Target	$350 million	Target Units
Threshold	$250 million or below	0
PSUs granted in 2015 vest according to relative total shareholder return as set forth below:

Level of Performance	Relative TSR Performance Percentage	Vesting
Stretch	150% or greater	200% of Target
Target	100%	Target Units
Threshold	50% or below	0
PSUs granted in 2015 vest in connection with the Cash Flow From Operations performance metric as set forth below:

Level of Performance	Cash Flow From Operations	Vesting
Stretch	$200 million or greater	200% of Target
Target	$150 million	Target Units
Threshold	$100 million or below	0
Payout amounts are pro-rated for performance between the threshold and the target, and the target and the stretch, performance levels.

2015 RSU Grants. Our named executive officers were granted RSUs in 2013, 2014 and 2015. RSUs granted before 2014 vest ratably over three years commencing on the grant date and RSUs granted in 2014 and 2015 vest ratably over three years commencing on the first anniversary of the grant date. The Committee believes that awarding some portion of equity compensation in the form of time vested RSUs encourages retention. More importantly, considered together with our stock ownership guidelines, ensures that our executives own a minimum number of shares of our common stock. This aligns the interests of our executives with those of our shareholders and creates incentives for long-term value creation. We believe RSU awards also align the interests of our executives with those of our shareholders as the value of the RSUs increases or decreases in relation to our stock price.
Changes to 2016 Executive Compensation
Cash-Based Incentive Plan
On April 6, 2016, the Committee approved the Thompson Creek Metals Company Inc. Cash-Based Incentive Plan (the “Incentive Plan”). The Incentive Plan was developed by the Committee in consultation with Mercer and legal counsel and is intended to motivate and promote retention of executives and key employees while reinforcing the alignment of their interests with those of other Company stakeholders. Pursuant to the Incentive Plan, the Company may grant performance-based awards (the “Performance Awards”) and incentive awards (the “Incentive Awards,” and together with the Performance Awards, the “Awards”) to the Company’s named executive officers.
Pursuant to the Incentive Plan, if there is a Change of Control (as defined in the Incentive Plan), the Committee may provide that outstanding awards are either (i) assumed, continued or replaced with an equivalent cash award by the successor or acquiring corporation or (ii) accelerated in full and settled. If there is a Change of Control and a successor or acquiring corporation refuses to assume or continue or replace outstanding awards, the vesting and settlement of such awards shall be immediately accelerated and any repayment provisions to which such awards are subject shall immediately lapse, in each case, upon consummation of the Change of Control.
Performance Awards provide for a total target amount that may be earned (0-200%) based upon our achievement with respect to annual performance metrics over the course of calendar years 2016 through 2018. Subject to the continued employment of a named executive officer, the earned portion of the Performance Awards will vest and become payable on December 31, 2018. If the vesting of Performance Awards is accelerated upon a Change of Control, accelerated vesting will generally be based upon actual performance for any calendar year completed prior to such Change of Control and based upon 100% of target for any calendar year not completed prior to such Change of Control. If Performance Awards are assumed or replaced in connection with a Change of Control, then if a named executive officer's employment is terminated by the Company (or the successor or acquiror) without Cause (as defined in the Incentive Plan) or by the named executive officer for Good Reason (as defined in the Incentive Plan), in each case, within twelve months following such Change of Control, outstanding Performance Awards will immediately vest and be payable upon such termination of employment. Such vesting will generally be based upon actual performance for any calendar year completed prior to such termination of employment and based upon 100% of target for any calendar year not completed prior to such termination of employment.
Incentive Awards provide for the payment to each named executive officer of an incentive award on the next payroll date following the date of the award agreement, subject to an obligation to repay to the Company the total amount of the Incentive Award if the named executive officer's employment with the Company terminates for any reason prior to the occurrence of the earlier of the consummation of a Restructuring Transaction (as defined in the Incentive Plan), a Change of Control or December 31, 2016. The repayment obligation lapses upon a named executive officer's termination of employment by the Company without Cause or by the named executive officer for Good Reason.
On April 6, 2016, the Committee approved the following grants of Performance Awards and Incentive Awards to our named executive officers, subject in each case to the terms and conditions of the Incentive Plan and the applicable award agreements:

Named Executive Officer	Performance Award (total target amount)	Incentive Award
Jacques Perron	$900,000	$750,000
Pamela L. Saxton	$416,250	$277,500
Mark A. Wilson	$438,750	$292,500
Geoffrey Ramey	$275,625	$183,750

Amended and Restated Employment Agreement for Pamela L. Saxton
Effective April 8, 2016, the Company and Ms. Saxton entered into an Amended and Restated Employment Agreement (the “Amended Agreement”), which amends and restates Ms. Saxton’s Amended and Restated Employment Agreement dated as of December 28, 2009 (as previously amended, the “Original Agreement”).
Ms. Saxton’s continued annual base salary under the Amended Agreement is $370,000, which will be reviewed annually by the Board of Directors of the Company but will not be less than the previous year’s base salary. Ms. Saxton continues to be eligible to participate in the Company’s performance bonus plan and long-term incentive plan, as in effect from time to time. Ms. Saxton’s entitlement to other benefits has generally not changed from the Original Agreement.
Unlike the Original Agreement, which had an indefinite term, the Amended Agreement has a term ending on April 8, 2019, which term may be automatically extended for additional one-year terms unless notice is given by the Company at least 180 days prior to the expiration of the then-current term that the term will not be extended. Payments and benefits to which Ms. Saxton is entitled upon certain termination events have generally not changed from the Original Agreement, except as described in "Potential Payments and Benefits upon Termination" below.
See Exhibit 10. 4 to the Company's Current Report on Form 8-K filed with the SEC and on SEDAR on March 18, 2015 for a copy of the Amended Agreement.
Other Aspects of our 2015 Executive Compensation Program
Perquisites and Other Personal Benefits
Named executive officers receive the benefits we provide to our salaried employees, including health care coverage, life and disability insurance protection, reimbursement of certain educational expenses, and a 401(k) plan for U.S. employees and a pension plan for Canadian employees. We provide these benefits to help offset the financial costs and loss of income arising from illness, disability or death, to encourage ongoing education in job-related areas and to allow employees to take advantage of favorable insurance rates available with group policies. We do not provide any of our executives with tax gross-ups during their employment (other than in connection with a business-related relocation).
In addition to the benefits provided to salaried employees generally, we also pay for parking at our principal office in Littleton, Colorado for four of our named executive officers and in 2015 we provided relocation benefits to Mr. Ramey as set forth in footnote 6 to the Summary Compensation Table. The Committee believes that perquisites should not play an important role in the compensation of the Company's executives. The Committee has determined that the limited benefits described above are reasonable and in line with those typically provided to management-level employees and align with our overall compensation goal of providing competitive compensation and benefits to our executive officers that maximizes the interests of our shareholders.
Retention Arrangements
In 2014, Mr. Wilson was entitled to certain retention payments pursuant to his employment agreement with the Company. This retention arrangement was negotiated by our predecessor company in 2004 in order to ensure that we retained experienced senior managers through the then-anticipated end date of operation of the TC Mine. Pursuant to the arrangement, Mr. Wilson accrued each year an amount equivalent to 37.5% of his annual base salary, a portion of which was paid to Mr. Wilson on an annual basis and another portion of which was deferred and payable upon Mr. Wilson's termination of employment under certain circumstances. The portion of the retention amounts that were earned in 2013 and 2014 are included in the "Bonus" column of the Summary Compensation Table below.
Effective March 16, 2015, the Company entered into an amended and restated employment agreement with Mr. Wilson, which eliminated the retention payment that was included in the original agreement. In connection with the termination of this retention arrangement, Mr. Wilson received a one-time signing bonus equivalent to what was owed under the original retention agreement. This one-time signing bonus is reflected in the "Bonus" column of the Summary Compensation Table below. For a description of the material terms of Mr. Wilson's amended and restated employment agreement, please see the Current Report on Form 8-K filed with the SEC and on SEDAR on March 18, 2015.
Employment Agreements
We have employment agreements with each of our named executive officers. The Committee believes such agreements are necessary to attract talented executives. As discussed below, the Committee also believes that our executive employment agreements are structured so as to motivate our executives to act in the best interests of shareholders under certain extraordinary circumstances. The employment agreements for Messrs. Perron and Ramey and Ms. Saxton provide for a three-year term, subject to certain termination and renewal rights. Mr. Wilson's amended and restated employment agreement provides for a five-year term, subject to certain termination and renewal rights.
The employment agreements with our named executive officers contain certain protections upon a change-in-control of the Company. The Committee believes that change-in-control protections serve to minimize the distraction caused by a potential change-in-control transaction and reduce the risk that key talent would leave the Company before a change-in-control transaction closes. The Committee also believes that these provisions motivate executives to make decisions that are in the best interests of our shareholders should a transaction take place by providing executives with the necessary financial security during a change-in-control transaction (and the subsequent period of uncertainty) to help them stay focused on managing the Company rather than their own personal employment situations. Provisions of the employment agreements of our named executive officers that relate to severance pay and termination benefits (including upon a change of control) are described below in further detail in the section entitled "Potential Payments and Benefits Upon Termination."
Stock Ownership Guidelines
In February 2012, the Board of Directors adopted stock ownership guidelines for named executive officers to further align their interests with those of our shareholders. Under the guidelines, our Chief Executive Officer must maintain ownership of stock with an aggregate value equal to at least 300% of base salary, and all other named executive officers must maintain ownership of stock with an aggregate value of at least 100% of base salary. Each of our named executive officers must attain the specified minimum ownership position by the later of (i) February 2017 and (ii) five years after becoming an executive officer of the Company. Unvested restricted stock units are counted towards satisfaction of these minimum ownership requirements, but unexercised stock options and unvested performance share units are not. The individual's tax basis in common shares at the time of the purchase is used to determine the value of shares held (or, in the case of unvested RSUs, the average closing price of a share of our stock for the 90-day period immediately preceding the determination date). The Committee reviews compliance (or progress towards compliance) with these guidelines annually. In its sole discretion, the Committee may impose such conditions, restrictions or limitations on any individual as it determines to be necessary or appropriate to achieve the purposes of the guidelines, including imposing restrictions on dispositions of our stock until compliance is achieved. These guidelines may be waived, at the discretion of the Committee, if compliance would create severe hardship or prevent an executive or director from complying with a court order, such as a divorce settlement.
Clawback Policy
In February 2014, our Board adopted a clawback policy pursuant to which it may recapture incentive compensation paid or awarded to an executive officer where the financial or operating results upon which the incentive compensation was based are subsequently restated, due to material non-compliance with financial reporting requirements, in a manner that would have reduced the size of the payment or award had the accurate data or restated results been known at the time of payment or award.
Pledging and Hedging of Company Stock
Short sales by an employee of the Company may reduce the employee's incentive to improve Company performance. For this reason, Company policy prohibits our officers, directors and all other employees from engaging in short sales or other short-position transactions in our common stock. Pursuant to Company policy adopted by our Board in March 2013, all executive officers and directors are prohibited from pledging the Company's securities as collateral for a loan, and all officers and directors are prohibited from engaging in any hedging transactions with respect to the Company's securities.
Income Tax and Accounting Considerations
In the event total compensation for certain of our named executive officers exceeds the $1 million threshold at which tax deductions are limited under Internal Revenue Code Section 162(m), our Compensation Committee will consider whether to take action to balance tax deductibility of executive compensation with its responsibility to retain and motivate executives with competitive compensation programs. The Committee may, but is not obligated to, take such actions as it deems to be in the best interests of the shareholders, including: (i) provide non-deductible compensation above the $1 million threshold; (ii) require deferral by a named executive officer of a portion of the bonus or other compensation to a time when payment may be deductible by us; and/or (iii) modify existing programs to qualify bonuses and other performance-based compensation to be exempt from the deduction limit.

Risk Management Considerations
The Committee believes that our performance-based bonus and equity programs create incentives to increase long-term shareholder value. Several elements of the program are designed to promote the creation of long-term value and thereby discourage behavior that leads to excessive risk:

•	Incentive bonus payments. In order for our named executive officers to receive performance-based bonuses in 2015, the Company was required to meet pre-determined performance objectives.

•
PSU awards.  The PSUs granted in 2015 vest three years from the grant date provided that we achieve the targets relating to our total shareholder return relative to the S&P TSX Global Base Metals Index and our generation of operating cash flow, in each case, over the three-year measurement period. These performance metrics were designed to better promote the creation of long-term value and thereby discourage behavior that may lead to excessive risk.

•
Stock option awards.  Beginning in 2014, all new grants of stock options vest over a three, rather than a two-year period, and continue to remain exercisable for five years from the date of grant, encouraging executives to look to long-term appreciation in equity values.

•	Stock Ownership Guidelines. Our directors and executive officers are subject to stock ownership guidelines requiring them to maintain a threshold level of ownership of Company stock.

•
Anti-Pledging and Hedging Policies. Pursuant to Company policy, our directors and executive officers are prohibited from pledging the Company's securities as collateral for a loan, and all officers and directors are prohibited from engaging in any hedging transactions with respect to the Company's securities.

•
Clawback Policy. Pursuant to Company policy, if we restate our financial or operating results due to material non-compliance with applicable financial reporting requirements, we may recapture certain incentive compensation paid or awarded to an executive officer that was based on such financial or operating results.

The Committee, in consultation with the Board, periodically reviews the Company's compensation policies and practices for named executive officers to confirm that those policies and practices do not encourage excessive risk-taking. The Committee has determined that our current policies and practices do not create risks that are reasonably likely to have a material adverse effect on our Company.
COMPENSATION COMMITTEE REPORT
We, the Compensation Committee of the Board of Directors of Thompson Creek Metals Company Inc., have reviewed and discussed the Compensation Discussion and Analysis set forth above with the management of the Company, and, based on such review and discussion, have recommended to the Board of Directors inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K/A.
This Compensation Committee Report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K/A into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.
COMPENSATION COMMITTEE
Denis C. Arsenault, Chairman
Anne E. Giardini
Timothy J. Haddon

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2015, 2014 AND 2013
The following Summary Compensation Table sets forth the compensation of our named executive officers during the 2015, 2014 and 2013 fiscal years.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)(4)	Option Awards ($)(3)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Jacques Perron President, Chief Executive Officer and Director	2015	587,500	—	1,683,872	—	515,376	51,621	2,838,369
	2014	550,000	—	1,263,036	—	700,000	69,565	2,582,601
	2013	105,769	307,250	831,000	356,000	—	108,691	1,708,710

Pamela L. Saxton Executive Vice President and Chief Financial Officer	2015	363,775	—	778,789	—	196,000	14,338	1,352,902
	2014	345,100	—	594,373	—	278,699	13,000	1,231,172
	2013	345,100	—	539,478	83,250	91,106	12,500	1,071,434

Mark A. Wilson Executive Vice President and Chief Commercial Officer	2015	372,980	186,968	808,588	—	214,000	18,985	1,601,521
	2014	308,300	80,929	530,993	—	240,655	47,684	1,208,561
	2013	308,300	80,929	481,873	105,000	86,941	47,184	1,110,227

Wendy Cassity Former Vice President, General Counsel and Secretary	2015	297,100	—	631,451	—	—	13,250	941,801
	2014	288,400	—	397,374	—	200,579	13,000	899,353
	2013	288,400	—	360,588	—	77,868	12,500	739,356

Geoffrey Ramey Vice President, HR and HR Systems	2015	242,500	—	515,685	—	110,000	36,512	904,697
	2014	70,500	25,000	—	31,500	47,465	96,296	270,761
_______________________________________________________________________________

(1)
The Committee increased base salaries for 2015 effective April 1 for each of our named executive officers. The above 2015 salaries reflect the partial year proration. Mr. Perron's employment with the Company commenced on October 14, 2013. Mr. Ramey's employment with the Company commenced on September 15, 2014. The base salary for each of those named executive officers was pro-rated accordingly for any applicable partial year of service.

(2)
Effective March 16, 2015, the Company entered into a new employment agreement with Mr. Wilson which eliminated the retention payment that was included in the original agreement. In connection with the termination of this retention arrangement, Mr. Wilson received a one-time signing bonus equivalent to what was owed under the original agreement. During 2013 and 2014, the amount shown for Mr. Wilson consists of the retention payments earned in accordance with the terms of his previous retention arrangement described above in our Compensation Discussion and Analysis under the heading "Other Aspects of Our 2015 Compensation Program—Retention Arrangements."

(3)
Amounts shown represent the aggregate grant date fair value computed in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 718 ("ASC 718"). The amounts shown include amounts that have not yet vested, as well as awards that may be later canceled (such as upon an executive's termination of employment); these amounts do not reflect financial benefits actually realized by the executives. For the financial benefits actually realized by our continuing named executive officers in 2015, see the Realized Pay Table for Fiscal 2015, below.

For informational purposes, assuming achievement of the highest level of performance for PSUs, calculated by multiplying the closing price of the Company's common stock on the grant date by the maximum number of shares that could be issued upon vesting of the PSUs granted in 2015, the value of such awards would be $2,083,546 for Mr. Perron, $963,639 for Ms. Saxton, $802,947 for Mr. Wilson, $638,086 for Mr. Ramey and $781,329 for Ms. Cassity.

(4)
A discussion of the assumptions used in calculating the award values for the purposes of this table may be found in Note 16 to our 2015 audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC.

(5)
Amounts shown represent annual cash incentive bonuses for performance in 2015, which were paid during the first quarter of 2016. See CD&A under the heading "2015 Compensation Decisions—Cash Compensation—Annual Cash Incentive Bonuses" for more information.

(6)	The components of the items in the All Other Compensation column for fiscal 2015 consist of the following:

Name	Qualified Savings (401(k))— Company Contribution	Perquisites, Tax Gross-ups and Other Personal Benefits	Total All Other Compensation for fiscal 2015
Jacques Perron(a)	$13,250	$38,371	$51,621
Pamela L. Saxton(a)	$13,250	$1,088	$14,338
Mark A. Wilson(a)	$13,250	$5,735	$18,985
Wendy Cassity	$13,250	—	$13,250
Geoffrey Ramey(b)	$13,250	23,262	$36,512

(a)	The perquisites and other personal benefits set forth above relate to a vacation policy change which allowed for the one-time payout of excess accrued vacation.

(b)	During 2015, Geoffrey Ramey received a gross-up payment related to 2014 relocation benefits.

REALIZED PAY TABLE FOR FISCAL 2015
The following table presents actual compensation realized in 2015 by our named executive officers. This table supplements the Summary Compensation Table above, but is not a substitute for that table. The primary difference between this supplemental table and the Summary Compensation Table is the method used to value our PSUs, RSUs and stock options. Under SEC rules, the Summary Compensation Table reports the grant date fair value of all PSUs, RSUs and stock options granted during the year, regardless of whether the stock awards have vested or whether the option awards have been exercised. As a result, a significant portion of each total compensation amount reported in the Summary Compensation Table relates to stock awards and stock options that have not vested or been exercised and for which the value to the named executive officer is therefore uncertain (and which may end up having no value at all). In contrast, this supplemental table includes only PSUs and RSUs that have vested and options that were exercised during the year and shows the value of those awards on the applicable vesting or exercise date. It should be noted that these named executive officers might not actually realize the value attributed to these awards even in this supplemental table, because the ultimate value of their vested shares will depend on the value of our stock when they are sold.
The following information should be read in conjunction with the CD&A and the Summary Compensation Table above, and the tables and the footnotes below.

Name and Principal Position	Year	Salary (1)	Bonus (1)	Stock Vested (2)	Options Exercised (3)	Non-Equity Incentive Plan Compensation (1)	All Other Compensation (1)	Total Realized
Jacques Perron President, Chief Executive Officer and Director	2015	$587,500	$—	$61,030	$—	$515,376	$51,621	$1,215,527
Pamela L. Saxton Executive Vice President and Chief Financial Officer	2015	$363,775	$—	$41,304	$—	$196,000	$14,338	$615,417
Mark A. Wilson Executive Vice President and Chief Commercial Officer	2015	$372,980	$186,968	$36,896	$—	$214,000	$18,985	$829,829
Wendy Cassity Former Vice President, General Counsel and Secretary	2015	$297,100	$—	$27,609	$—	$—	$13,250	$337,959
Geoffrey Ramey Vice President, Human Resources and HR Systems	2015	$242,500	$—	$—	$—	$110,000	$36,512	$389,012
_______________________________________________________________________________

(1)	These columns report the same amounts reported in the Summary Compensation Table. For an explanation of these amounts, see the applicable footnote in the Summary Compensation Table.

(2)
Amounts shown represent the aggregate value of all PSUs and RSUs that vested during the year. The value of vested stock awards is calculated by multiplying the number of shares vested by the closing price of our common stock on the vesting date. No PSUs vested in 2015 because the performance metrics were not met.

(3)	No options were exercised during 2015.

GRANTS OF PLAN-BASED AWARDS IN 2015
The following table presents information regarding the long-term incentive awards granted to our named executive officers in 2015. Amounts shown under the heading “Grant Date Fair Value of Stock and Option Awards” present the aggregate grant date fair value of the awards (as computed for financial accounting purposes) and do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. For information regarding the financial benefit, if any, actually realized by each continuing named executive officer upon vesting of equity awards in 2015, see the Realized Pay Table for Fiscal 2015, above.

Name	Grant Date	Board Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (Annual Performance Bonus)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (Performance Share Units)(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(4)	Grant Date Fair Value of Stock and Options Awards ($)(5)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum(#)
Jacques Perron			$—	$540,000	$1,080,000
	2/24/2015	2/19/2015				—	655,203	1,310,406				$1,336,614
	2/24/2015	2/19/2015							218,401			$347,258
Pamela L. Saxton			$—	$222,000	$444,000
	2/24/2015	2/19/2015				—	303,031	606,062				$618,183
	2/24/2015	2/19/2015							101,010			$160,606
Mark A. Wilson			$—	$234,000	$468,000
	2/24/2015	2/19/2015				—	252,499	504,998				$515,098
	2/24/2015	2/19/2015							84,166			$133,824
	3/17/2015	3/17/2015	—			—	64,642	129,284				$131,870
	3/17/2015	3/17/2015	—			—			21,547			$27,796
Wendy Cassity			$—	$150,000	$300,000
	2/24/2015	2/19/2015				—	245,701	491,402				$501,230
	2/24/2015	2/19/2015							81,900			$130,221
Geoffrey Ramey			$—	$122,500	$245,000
	2/24/2015	2/19/2015				—	200,656	401,312				$409,338
	2/24/2015	2/19/2015							66,885			$106,347
_______________________________________________________________________________

(1)
Represents the threshold, target and maximum amounts payable under the 2015 annual cash incentive bonus plan. If the minimum performance criteria were not achieved for the threshold level, no bonus would be paid. Targeted performance bonus potential for our other named executive officers in 2015 was 90% of base salary for Mr. Perron, 60% of base salary for each of Ms. Saxton and Mr. Wilson, and 50% of base salary for each Ms. Cassity and Mr. Ramey. The actual amounts earned are listed in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table.

(2)
Represents the range of shares that may be released at the end of the three-year performance period applicable to PSU awards. The vesting terms for our PSUs are described in more detail above under "Compensation Discussion and Analysis—2015 Compensation Decisions—Long-Term Incentive Plan Compensation."

(3)
Represents awards of RSUs vesting as to one-third of the units on each of the first three anniversaries of the grant date. The vesting terms for our RSUs are described in more detail above under "Compensation Discussion and Analysis—2015 Compensation Decisions—Long-Term Incentive Plan Compensation."

(4)
The exercise price is equal to the volume-weighted average trading price of the Company's common stock on the TSX for the five days prior to the grant date, converted at the average noon exchange rate quoted by the Bank of Canada on the date of grant. The Board of Directors approved the number of options to be granted and the formula for determining the exercise price before the start of the five days which determined the exercise price.

(5)
Amounts shown represent the aggregate grant date fair value computed in accordance with the FASB ASC 718. A discussion of the assumptions used in calculating the award values for the purposes of this table may be found in Note 16 to our 2015 audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC. The grant date fair value of the PSUs is reported based on achievement of target performance.

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END
The following table provides information on the holdings of stock options and stock awards by our named executive officers on December 31, 2015.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)		Option Expiration Date(1)	Number of Shares or Units of Stock that Have Not Vested (#)(2)	Market Value of Shares or Units of Stock that Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested($)(4)
Jacques Perron	11/21/2013	266,667	133,333	$2.87		11/21/2018	100,000	$20,000	—	$—
	5/22/2014	—	—	$—		—	65,476	$13,095	294,643	$58,929
	2/24/2015	—	—	$—		—	218,401	$43,680	655,203	$131,041
Pamela L. Saxton	3/3/2013	75,000	—	$3.36		3/3/2018	11,300	$2,260	101,650	$20,330
	5/22/2014	—	—	$—		—	30,812	$6,162	138,656	$27,731
	2/24/2015	—	—	$—		—	101,010	$20,202	303,031	$60,606
Mark A. Wilson	3/3/2013	—	—	$—		—	10,091	$2,018	90,800	$18,160
	8/16/2013	75,000	—	$3.49		8/16/2018	—	$—	—	$—
	5/22/2014	—	—	$—		—	27,526	$5,505	123,871	$24,774
	2/24/2015	—	—	$—		—	84,166	$16,833	252,499	$50,500
	3/17/2015	—	—	$—	—	—	21,547	$4,309	64,642	$12,928
Wendy Cassity	3/3/2013	—	—	$—		—	7,550	$1,510	67,950	$13,590
	5/22/2014	—	—	$—		—	20,600	$4,120	92,700	$18,540
	2/24/2015						81,900	$16,380	245,701	$49,140
Geoffrey Ramey	11/19/2014	16,667	33,333	$2.02		11/19/2019	—	$—	—	$—
	2/24/2015	—	—	$—		—	66,885	$13,377	200,656	$40,131
_______________________________________________________________________________

(1)
Stock options granted prior to November 2013 vest one-third on the date of grant and one-third on each of the first and second anniversaries of the date of grant. Stock options granted in or after November 2013 vest one-third on each of the first, second and third anniversaries of the date of grant.

(2)	RSUs vest ratably on each of the first, second, and third anniversaries of the date of grant. See CD&A above for a more detailed description of the terms of our RSUs.

(3)
Reflects the number of shares that may be released upon vesting of PSUs granted in 2013, 2014, and 2015 assuming target performance. PSUs granted in 2013 cliff vest three years from the grant date based on the Company's achievement during the three-year measurement period of objective targets relating to the Company's total shareholder return relative to the Russell 2000 Index and the Company's success in replacing mineral reserves. PSUs granted in 2014 and 2015 cliff vest three years from the grant date based on the Company's achievement during the three-year measurement period of objective targets relating to the Company's total shareholder return relative to the S&P TSX Global Base Metals Index and generation of specified cash flows from operations. See CD&A for a more detailed description of the terms of our PSUs.

(4)
The market value is the number of shares shown in the table multiplied by $0.20, the closing market price of our common stock on the NYSE on December 31, 2015, the last trading day of our fiscal year 2015.

STOCK VESTED IN FISCAL 2015
The following table provides information concerning RSUs vested during 2015 for each of the named executive officers. No named executive officers exercised options during 2015.

	Stock Awards
Name	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting ($)
Jacques Perron	132,738	$61,030
Pamela L. Saxton	31,514	$41,304
Mark A. Wilson	28,151	$36,896
Wendy Cassity	21,065	$27,609
Geoffrey Ramey	—	$—
POTENTIAL PAYMENTS AND BENEFITS UPON TERMINATION
The following is a description of the potential payments that our named executive officers (except for Ms. Cassity) would have been entitled to receive under various scenarios in which their employment with us terminated as of December 31, 2015.
As discussed in CD&A above, effective April 8, 2016, we entered into an Amended and Restated Employment Agreement with Ms. Saxton (the "Amended Agreement"). The description below regarding potential payments to be made to Ms. Saxton under various termination events reflects the terms of her previous employment agreement, as such agreement was in effect as of December 31, 2015. A summary of the amendments that were made in the Amended Agreement with respect to potential payments upon termination are summarized at the end of this section.
Ms. Cassity, our former Vice President, General Counsel and Secretary, resigned from the Company in January 2016. Ms. Cassity did not receive any payments from the Company in connection with her resignation from the Company, except for payout of accrued vacation as of the date of her termination.
Estimated Payments Upon Death or Disability
In the event of a termination by reason of death or disability of a named executive officer, we are required, pursuant to such executive's employment agreement, to pay such executive or his or her estate: (i)  the equivalent of such officer's accrued vacation at the time of termination, subject to a maximum amount of accrued vacation based on such officer's vacation entitlement; and (ii) a pro-rated bonus payment if a bonus would otherwise have been awarded to the executive if he or she remained employed (payable at the time the bonus would have normally been payable). In addition, Ms. Saxton is entitled under the terms of her employment agreement, to the equivalent of four weeks of base salary at her then-existing base salary multiplied by the number of years that Ms. Saxton has been employed by us (pro-rated for any partial year of employment). Mr. Wilson is entitled to $23,715 multiplied by the number of years that he has been employed by us (pro-rated for any partial year of employment). Neither Mr. Perron nor Mr. Ramey is entitled to this additional payment.
In the event of a termination by reason of death or disability, unvested options, PSUs, and RSUs are forfeited pursuant to their terms subject to the discretion of the Committee to determine otherwise. Vested options generally remain exercisable for a period of 12 months following termination by reason of death or disability.
Estimated Payments Upon Voluntary Termination by Executive or Retirement
Under the terms of the employment agreements of each of our named executive officers, upon voluntary termination of employment by the executive, the executive shall be entitled to receive in a lump sum, less any required withholdings, the equivalent of such officer's accrued vacation at the time of the notice date, subject to a maximum amount of accrued vacation based on such officer's vacation entitlement. In addition to this amount, upon retirement on or after age 62, Ms. Saxton is entitled to receive, less any required withholdings, the equivalent of four weeks of base salary at her then-existing base salary multiplied by the number of years Ms. Saxton has been employed by us (pro-rated for any partial year of employment). Mr. Wilson is entitled to $23,715 multiplied by the number of years that he has been employed by us (pro-rated for any partial year of employment). Mr. Perron is entitled to a pro-rated bonus payment if a bonus would otherwise have been awarded to him if he remained employed (payable at the time the bonus would have normally been payable).
Upon voluntary termination of employment by the executive, all unvested options, PSUs and RSUs are forfeited. Upon termination of employment due to retirement on or after age 62, any unvested RSUs, PSUs and options are forfeited pursuant to their terms subject to Committee discretion to determine otherwise. Vested options remain exercisable for a period of 3 months following termination of employment for reasons other than death or disability.
Estimated Payments Upon Termination for Other Reasons
Under the terms of the employment agreements of each of our named executive officers (except Mr. Wilson and Mr. Ramey), if we terminate his or her employment other than for Cause (as defined in each respective employment agreement), then the terminated officer is entitled to receive in a lump sum, less any required withholdings: (i)  the equivalent of 24 months’ base salary in effect on the date notice of termination is given, or the notice date; (ii) the equivalent of such officer’s accrued vacation as of the notice date, subject to a maximum amount of accrued vacation based on such officer's vacation entitlement; (iii) a pro-rated bonus payment based on our actual performance; and (iv) the equivalent of 24 multiplied by the last monthly premium amount that we have paid on such officer's behalf for long-term disability insurance prior to termination.
Ms. Saxton is also entitled to receive in a lump sum, less any required withholdings, the equivalent of four weeks of base salary at her then-existing base salary multiplied by the number of years she has been employed by us. Each named executive officer (except Mr. Wilson and Mr. Ramey) is also entitled to receive payments reflecting the cost of medical and dental insurance coverage during the 24-month period following any such termination.
If we terminate Mr. Wilson’s employment other than for Cause (as defined in his employment agreement) prior to the three-year anniversary of his amended and restated employment agreement dated March 16, 2015, then Mr. Wilson is entitled to receive in a lump sum, less any required withholdings: (i) a severance payment of $616,600; (ii) $23,715 multiplied by the number of years that he has been employed by us; (iii) the equivalent of his accrued vacation as of the notice date, subject to a maximum amount of accrued vacation based on his vacation entitlement; (iv) a pro-rated bonus payment based on our actual performance; and (v) the equivalent of 24 multiplied by the last monthly premium amount that we have paid on his behalf for long-term disability insurance prior to termination. He is also entitled to payments reflecting the cost of medical and dental insurance coverage during the 24-month period following any such termination.
If we terminate Mr. Wilson’s employment other than for Cause following the three-year anniversary of his amended and restated employment agreement dated March 16, 2015, then Mr. Wilson is entitled to receive in a lump sum, less any required withholdings: (i) the equivalent of 12 months’ base salary in effect on the notice date; (ii) $23,715 multiplied by the number of years that he has been employed by us; (iii) the equivalent of his accrued vacation as of the notice date, subject to a maximum amount of accrued vacation based on his vacation entitlement; (iv) a pro-rated bonus payment based on our actual performance; and (v) the equivalent of 12 multiplied by the last monthly premium amount that we have paid on his behalf for long-term disability insurance prior to termination. He is also entitled to receive payments reflecting the cost of medical and dental insurance coverage during the 12-month period following any such termination.
Under the terms of Mr. Ramey’s employment agreement, if we terminate his employment other than for Cause (as defined in his employment agreement), then Mr. Ramey is entitled to receive in a lump sum, less any required withholdings: (i) the equivalent of 12 months' base salary in effect on the notice date; (ii) the equivalent of his accrued vacation as of the notice date, subject to a maximum amount of accrued vacation based on his vacation entitlement; (iii) a pro-rated bonus payment based on our actual performance; and (iv) the equivalent of 12 multiplied by the last monthly premium amount that we have paid for Mr. Ramey for long-term disability insurance prior to termination. He is also entitled to receive payments reflecting the cost of medical and dental insurance coverage during the 12-month period following his termination.
Upon termination other than for Cause, unvested options, PSUs and RSUs granted to our named executive officers are forfeited subject to the discretion of the Committee to determine otherwise. Vested options remain exercisable for a period of three months following termination of employment by the Company other than for Cause.
If we terminate the employment of any of our executives for Cause, such executive officer is only entitled to receive any compensation earned through the date of termination and the equivalent of such officer's accrued vacation at the time of the notice date, subject to a maximum amount of accrued vacation based on such officer's vacation entitlement.

Estimated Payments Upon a Change of Control
Pursuant to the terms of our employment agreements with Messrs. Perron and Ramey, if, during the term of the applicable agreement, there is a change of control (as defined in such agreement), and within 12 months of such change of control, we give notice of our intention to terminate his employment for any reason other than cause, or a triggering event (as defined in his employment agreement) occurs, and the officer elects to terminate his employment, then such officer is entitled to receive in a lump sum, less any required withholdings, (1) the equivalent of 24 months’ base salary in effect on the notice date, (2) the equivalent of such officer's accrued vacation at the time of the notice date, subject to a maximum amount of accrued vacation based on such officer’s vacation entitlement, (3) a lump sum equal to two-times such officer's target bonus for the year of termination if a bonus would otherwise have been awarded to him if he remained employed (payable at the time the bonus would have normally been payable), and (4) the equivalent of 24 multiplied by the last monthly premium amount that we have paid on such officer's behalf for long-term disability insurance prior to termination. Mr. Wilson’s amended and restated employment agreement, effective March 16, 2015, contains identical terms regarding the triggers and respective payments upon termination in connection with a change of control, except that he is also entitled to $23,715 multiplied by the number of years that he has been employed by us.
Pursuant to the terms of our employment agreement with Ms. Saxton, in the event there is a change of control (as defined in the employment agreement) and (i) within 120 days of such change of control, such named executive officer elects to terminate her employment, or (ii) within 12 months of such change of control, we give notice of our intention to terminate her employment for any reason other than cause, or a triggering event (as defined in the employment agreement) occurs and Ms. Saxton elects to terminate her employment, then she is entitled to receive in a lump sum, less any required withholdings, (1) the equivalent of 36 months' base salary in effect on the notice date, (2) the equivalent of four weeks of base salary at her then-existing base salary multiplied by the number of years that Ms. Saxton has been employed with us, (3) the equivalent of her accrued vacation at the time of the notice date, subject to a maximum amount of accrued vacation based on Ms. Saxton's vacation entitlement, (4) a pro-rated bonus payment based on our performance bonus guidelines, and (5) the equivalent of 36 multiplied by the last monthly premium amount that we have paid on her behalf for long-term disability insurance prior to termination.
Upon the termination of the executive’s employment resulting from a change of control, each of our named executive officers are also entitled to payments reflecting the cost of medical and dental insurance coverage during the 24-month (in the case of Messrs. Perron and Ramey) or 36-month (in the case of Ms. Saxton) period following such change of control. Mr. Wilson’s amended and restated employment agreement entitles him to payments for the 24-month period.
With respect to unvested RSUs, unvested PSUs and unvested options, upon a change of control, the Company shall be deemed to have achieved target performance for purposes of unvested PSUs and the Committee shall determine for each executive that such RSUs, PSUs and options will either: (i) immediately vest and settle or (ii) be assumed by the successor corporation, provided that, if assumed by the successor corporation, such RSUs, PSUs and options will immediately vest and settle in the event the executive is terminated or demoted during the 12-month period following the change of control.
Other Employment Agreement Provisions and Tables
Except in the case of death, amounts due upon termination of employment to our named executive officers pursuant to their employment agreements are conditioned upon such officer executing a general release of claims in a form satisfactory to us. Our named executive officers are subject to non-solicitation requirements following termination of employment as well as confidentiality obligations. The non-solicit is 12 months for Mr. Perron and 24 months for each of our other named executive officers.
Except for Ms. Cassity who voluntarily terminated employment with the Company effective January 15, 2016, the tables below quantify certain compensation that would become payable to each of our named executive officers as outlined above assuming that the named executive officer's employment had terminated on December 31, 2015, or, in the case of a change of control, that a change in control occurred and the named executive officer's employment had terminated on December 31, 2015. To the extent that any payment would be subject to interest and additional tax imposed pursuant to Internal Revenue Code Section 409A, then such payment will be paid on the date that is the earliest of six months from the termination date or such other date as will not result in such payment being subject to such Section 409A sanctions.
In addition, we have agreed with each named executive officer that, in the event any payment received or to be received by such officer would constitute a "parachute payment" within the meaning of Section 280G and would otherwise be subject to the excise tax imposed by Section 4999 of the Code, then such payment shall be either: (i) provided to such named executive officer in full, or (ii) provided to such named executive officer as to such lesser extent as would result in no portion of such payment being subject to such excise tax, whichever of the amounts, when taking into account applicable federal, state, local and foreign income and employment taxes and any other taxes, results in the named executive officer receiving (on an after tax basis) the greatest amount of benefits (notwithstanding the fact that all or some of the payments may be taxable). Any such reduction would be calculated at the time of the termination event or change of control and is not reflected in the estimated amounts provided in the tables below.
JACQUES PERRON

	Voluntary Termination/ Retirement ($)	Involuntary not for Cause ($)	Involuntary for Cause ($)	Change of Control ($)	Disability ($)	Death ($)
Severance	$—	$1,200,000	$—	$1,200,000	$—	$—
Bonus (1)	$540,000	$540,000	$—	$1,080,000	$540,000	$540,000
Unvested RSUs (2)	$—	$—	$—	$76,775	$—	$—
Unvested PSUs (2)	$—	$—	$—	$189,970	$—	$—
Benefits Payments	$—	$21,309	$—	$21,309	$—	$—
Unused Vacation Pay	$65,429	$65,429	$65,429	$65,429	$65,429	$65,429
Total	$605,429	$1,826,738	$65,429	$2,633,483	$605,429	$605,429
_______________________________________________________________________________

(1)	The amounts assume a performance bonus payout at target for 2015.

(2)
The value was calculated by multiplying the number of shares vesting on termination of employment by $0.20, the closing market price of our common stock on the New York Stock Exchange on December 31, 2015, the last trading day of the Company's fiscal year 2015.

PAMELA L. SAXTON(1)

	Voluntary Termination/ Retirement ($)	Involuntary not for Cause ($)	Involuntary for Cause ($)	Change of Control ($)	Disability ($)	Death ($)
Severance	$216,304	$956,304	$—	$1,326,304	$216,304	$216,304
Bonus (2)	$—	$222,000	$—	$222,000	$222,000	$222,000
Unvested RSUs (3)	$—	$—	$—	$28,624	$—	$—
Unvested PSUs (3)	$—	$—	$—	$108,667	$—	$—
Benefits Payments	$—	$43,450	$—	$65,175	—	$—
Unused Vacation Pay	$28,294	$28,294	$28,294	$28,294	$28,294	$28,294
Total	$244,598	$1,250,048	$28,294	$1,779,064	$466,598	$466,598
_______________________________________________________________________________

(1)	Payments reflect the terms of Ms. Saxton's employment agreement in effective as of December 31, 2015.

(2)	The amounts assume a performance bonus payout at target for 2015.

(3)
The value was calculated by multiplying the number of shares vesting on termination of employment by $0.20, the closing market price of our common stock on the New York Stock Exchange on December 31, 2015, the last trading day of the Company's fiscal year 2015.

Amended Terms Under Ms. Saxton's Amended Agreement
Pursuant to Ms. Saxton's Amended Agreement (which became effective April 8, 2016), the following are changes to payments and benefits to which Ms. Saxton is entitled upon certain termination events going forward:

•
Contains a “double-trigger” change of control provision, pursuant to which Ms. Saxton is only entitled to the specified payments and benefits if there is a change of control (as defined in the Amended Agreement) and, within 12 months of such change of control, the Company gives notice of its intention to terminate Ms. Saxton’s employment for any reason other than cause (as defined in the Amended Agreement), or a triggering event (as defined in the Amended Agreement) occurs, and Ms. Saxton elects to terminate her employment.

•
The severance payment in connection with a termination of employment after a change of control has been reduced to equal 24 months’ base salary (compared to 36 months’ base salary under the previous agreement), and the other payments to which Ms. Saxton is entitled upon termination after a change of control, including those relating to long-term disability premium and continuing health insurance coverage, have been similarly reduced to a 24-month period. Ms. Saxton is also entitled to a lump sum equal to two-times her target bonus for the year of termination if a bonus would have otherwise have been awarded to her if she remained employed (payable at the time the bonus would have normally been payable).

•
The additional severance payment payable in a lump-sum, less any required withholdings, upon death, retirement on or after age 62, termination by the Company other than for cause, and termination after a change of control, which was previously equal to four weeks of base salary at the base salary in effect at the time of termination, multiplied by the number of years of employment with the Company, has been changed to equal $28,462 (or four weeks of Ms. Saxton’s base salary immediately prior to the Amended Agreement) multiplied by the number of years of employment with the Company up to the date immediately prior to the effective date of the Amended Agreement (the “Severance Payment”).

•
If the Company terminates Ms. Saxton’s employment other than for cause before the three-year anniversary of the effective date of the Amended Agreement, she would be entitled to severance in the amount of $740,000, rather than the 24 months’ of her then-existing base salary, as provided in the Original Agreement, plus the Severance Payment.

•
If the Company terminates Ms. Saxton’s employment other than for cause following the three-year anniversary of the effective date of the Amended Agreement, her severance payment entitlement would be the reduced to the equivalent of 12 months’ base salary in effective on the notice date, plus the Severance Payment.

MARK A. WILSON

	Voluntary Termination/ Retirement ($)	Involuntary not for Cause ($)	Involuntary for Cause ($)	Change of Control ($)	Disability ($)	Death ($)
Severance	$247,160	$863,760	$—	$1,027,160	$247,160	$247,160
Bonus (1)	$—	$234,000	$—	$468,000	$234,000	$234,000
Unvested RSUs (2)	$—	$—	$—	$24,356	$—	$—
Unvested PSUs (2)	$—	$—	$—	$93,434	$—	$—
Benefits Payments	$—	$60,636	$—	$60,636	$—	$—
Unused Vacation Pay	$34,412	$34,412	$34,412	$34,412	$34,412	$34,412
Total	$281,572	$1,192,808	$34,412	$1,707,998	$515,572	$515,572
_______________________________________________________________________________

(1)	The amounts assume a performance bonus payout at target for 2015.

(2)
The value was calculated by multiplying the number of shares vesting on termination of employment by $0.20, the closing market price of our common stock on the New York Stock Exchange on December 31, 2015, the last trading day of the Company's fiscal year 2015.

GEOFFREY RAMEY

	Voluntary Termination/ Retirement ($)	Involuntary not for Cause ($)	Involuntary for Cause ($)	Change of Control ($)	Disability ($)	Death ($)
Severance	$—	$245,000	$—	$490,000	$—	$—
Bonus (1)	$—	$122,500	$—	$245,000	$122,500	$122,500
Unvested RSUs (2)	$—	$—	$—	$13,377	$—	$—
Unvested PSUs (2)	$—	$—	$—	$40,131	$—	$—
Benefits Payments	$—	$34,882	$—	$69,765	$—	$—
Unused Vacation Pay	$11,904	$11,904	$11,904	$11,904	$11,904	$11,904
Total	$11,904	$414,286	$11,904	$870,177	$134,404	$134,404
_______________________________________________________________________________

(1)	The amounts assume a performance bonus payout at target for 2015. The amount reflected for "Change of Control" equals two-times target bonus for 2015.

(2)
The value was calculated by multiplying the number of shares vesting on termination of employment by $0.20, the closing market price of our common stock on the New York Stock Exchange on December 31, 2015, the last trading day of the Company's fiscal year 2015.

2015 Director Compensation
The table below summarizes the compensation earned by each of our non-employee directors for the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash (1)(2)	Stock Awards (3)	Total
Denis C. Arsenault (4)	$86,500	$118,110	$204,610
Carol T. Banducci (5)	$67,000	$118,110	$185,110
James L. Freer (6)	$93,500	$118,110	$211,610
James P. Geyer (7)	$78,000	$118,110	$196,110
Anne E. Giardini (8)	$84,000	$118,110	$202,110
Timothy J. Haddon (9)	$157,500	$118,110	$275,610
Kevin Drover (10)	$23,544	$90,667	$114,211
_______________________________________________________________________________

(1)	Includes fees for Board service earned in the fourth quarter of 2014 and paid in 2015.

(2)	For Mr. Arsenault, Ms. Banducci, Ms. Giardini, and Mr. Drover, these amounts were converted from the amounts paid in CDN$ using an average exchange rate of C$1.26/US$0.79.

(3)
These amounts do not represent the amounts actually paid to or realized by the directors for these awards during fiscal year 2015. These amounts represent the grant date fair value of awards of restricted shares units made in 2015 computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). A discussion of the assumptions used in calculating the award values may be found in Note 16 to our 2015 audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC.

(4)	As of December 31, 2015, Mr. Arsenault held options to purchase zero shares of our common stock and held 74,283 RSUs, which vest on May 7, 2016.

(5)	As of December 31, 2015, Ms. Banducci held options to purchase zero shares of our common stock and held 74,283 RSUs, which vest on May 7, 2016.

(6)
As of December 31, 2015, Mr. Freer held options to purchase zero shares of our common stock and held 105,883 RSUs. Mr. Freer elected to defer the vesting of all RSUs awarded to him in 2014 and 2015 until the earlier of his service on the Board terminating or January 1, 2018. The deferrals constitute the 105,883 RSUs.

(7)
As of December 31, 2015, Mr. Geyer held options to purchase zero shares of our common stock and held 122,908 RSUs. Mr. Geyer elected to defer the vesting of all RSUs awarded to him in 2013, 2014, and 2015 until his service on the Board terminates. The deferrals constitute the 122,908 RSUs.

(8)	As of December 31, 2015, Ms. Giardini held options to purchase 50,000 shares of our common stock, which expire May 26, 2019, and held 74,283 RSUs, which vest on May 7, 2016.

(9)
As of December 31, 2015, Mr. Haddon held options to purchase zero shares of our common stock and held 91,308 RSUs. Mr. Haddon elected to defer the vesting of all RSUs awarded to him in 2013 and 2015 until his service on the Board terminates. The deferrals constitute the 91,308 RSUs.

(10)
Mr. Drover joined the Board effective May 7, 2015, and his retainer was pro-rated for 2015. As of December 31, 2015, Mr. Drover held options to purchase 50,000 shares of our common stock and held 141,667 RSUs, which vest on May 7, 2016.

The Board and the Compensation Committee annually review the adequacy and form of our directors' compensation. For 2015, each of our non-employee directors was entitled to receive an annual retainer fee of $40,000, and meeting fees of $1,500 per Board or Board committee meeting attended. The Chair of the Board was entitled to receive an additional retainer of $80,000 per year. The Chair of the Audit Committee was entitled to receive an additional retainer of $25,000 for the year, the Chair of the Compensation Committee was entitled to receive an additional retainer of $12,000 for the year, and the Chairs of the Corporate Governance and Nominating Committee and the Safety, Health and Environment Committee were each entitled to receive an additional retainer of $8,000 for the year. All such directors' fees were paid quarterly in arrears.
Each of our non-employee directors typically receives a grant of stock options when he or she becomes a director, and beginning in 2010 and in each year thereafter until 2016, each also received an annual grant of RSUs. In February 2015, each non-employee director received a grant of RSUs valued at approximately $118,110 that fully vests on May 7, 2016, the one-

year anniversary of our 2015 annual meeting of shareholders. Mr. Drover received a prorated amount of RSUs, as he joined our Board in May 2015.
Each of our directors is also entitled to reimbursement by us for all reasonable travel expenses incurred in connection with Board or Board committee meetings.
Directors who are also our employees or employees of any of our affiliates do not receive any compensation for their services as a director. Accordingly, Mr. Perron is not compensated for his service as a director.
Changes to 2016 Director Compensation
On March 31, 2016, the Board approved certain amendments to our director compensation program, effective January 1, 2016. As amended, each of our non-employee directors is entitled to receive an annual retainer fee of $125,000 ($85,000 of which effectively replaces the annual grant of RSUs for 2016), payable in advance on a quarterly basis, and a $5,000 advance payment each month to cover meeting fees (which remain at $1,500 per Board or Board committee meeting attended) and any reasonable travel expenses for such month. The Chair of the Board is entitled to receive an additional annual retainer of $120,000 for 2016, payable in advance on a quarterly basis. No changes were made with respect to the additional retainers payable to each of the Chairs of the Audit Committee, the Compensation Committee, the Corporate Governance and Nominating Committee, and the Safety, Health & Environment Committee, except that such annual retainers are payable in advance on a quarterly basis. None of our non-employee directors will receive a grant of RSUs in 2016.
Compensation Committee Interlocks and Insider Participation

None of our Compensation Committee members (i) has ever been an officer or employee of our Company, (ii) is or was a participant in a related person transaction in 2015 (see Item 13. “Relationships and Related Transactions, and Directors Independence” below for a description of our the policy on related person transactions) or (iii) is an executive officer of another entity at which one of our executive officers serves on board of directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners, Directors and Management

The following table sets forth information concerning the beneficial ownership of our common stock by (a) each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock, (b) our directors, (c) our named executive officers set forth in the Summary Compensation Table in Item 11. “Executive Compensation” above, and (d) all of our directors and executive officers as a group, in each case as of April 22, 2016. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days of April 22, 2016.

Percentage ownership calculations for beneficial ownership are based on 222,475,350 shares outstanding at the close of business on April 22, 2016. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed shares of common stock subject to (i) options held by that person that are currently exercisable or exercisable within 60 days of April 22, 2016 or (ii) RSUs that will vest and settle within 60 days of April 22, 2016, to be outstanding. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address of all persons listed below is c/o Thompson Creek Metals Company Inc., 26 West Dry Creek Circle, Suite 810, Littleton, Colorado 80120.

Name	Shares Beneficially Owned(1)	Percent
Greater than 5% Beneficial Owners:
Letko, Brosseau & Associates Inc.(2)	16,493,352	7.41%
Kevin Douglas and affiliates (3)	16,301,614	7.33%
Directors and Named Executive Officers:
Jacques Perron(4)	529,773	*
Timothy J. Haddon(5)	176,253	*
Denis C. Arsenault(6)	227,084	*
Carol T. Banducci(5)	145,800	*
Kevin Drover(7)	141,667
James L. Freer(5)	157,692	*
James P. Geyer(5)	159,192	*
Anne E. Giardini(8)	118,031	*
Pamela L. Saxton(9)	154,310	*
Mark A. Wilson(10)	187,178	*
Geoffrey Ramey(11)	37,148	*
Wendy Cassity	55,436	*
All executive officers and directors as a group (11 persons)(12)	2,034,128	*
_______________________________________________________________________________
* Less than 1%.

(1)	Unless otherwise noted, each director and executive officer has sole voting and investment power with respect to the shares shown as beneficially owned by him or her.

(2)
Based solely on information as of December 31, 2015 included in a Schedule 13G/A filed with the SEC on February 3, 2016. The address of Letko, Brosseau & Associates Inc. is 1800 McGill College Avenue, Ste. 2510, Montreal, Quebec H3A 3J6, Canada.

(3)
Based solely on information as of December 31, 2015 included in a Schedule 13G/A filed with the SEC on February 11, 2016. The shares are beneficially held by Kevin Douglas and his affiliates, consisting of Michelle Douglas, James E. Douglas, III, K&M Douglas Trust, Douglas Family Trust and the James Douglas and Jean Douglas Irrevocable Descendants' Trust. The address of Kevin Douglas and his affiliates is 125 E. Sir Francis Drake Blvd., Ste. 400, Larkspur, CA 94939.

(4)
Shares beneficially owned include (i) 266,667 shares issuable upon the exercise of options that may be exercised within 60 days of April 22, 2016 and (ii) restricted stock units representing the right to receive 32,738 shares that vest within 60 days of April 22, 2016.

(5)	Shares beneficially owned include restricted stock units representing the right to receive 74,283 shares that vest within 60 days of April 22, 2016.

(6)
Shares beneficially owned include (i) 53,000 shares held in Mr. Arsenault's Registered Retirement Savings Plan (RRSP), (ii) 2,940 shares held by his spouse, (iii) 5,900 shares held by his spouse's RRSP and (iv) restricted stock units representing the right to receive 74,283 shares that vest within 60 days of April 22, 2016.  Mr. Arsenault's spouse has sole voting and investment power with respect to the shares she owns directly and in her RRSP. Mr. Arsenault disclaims beneficial ownership of the shares held by his spouse and his spouse's RRSP.

(7)	Shares beneficially owned consist of restricted stock units representing the right to receive 141,667 shares that vest within 60 days of April 22, 2016.

(8)
Shares beneficially owned include (i) 33,334 shares issuable upon the exercise of options that may be exercised within 60 days of April 22, 2016 and (ii) restricted stock units representing the right to receive 74,283 shares that vest within 60 days of April 22, 2016.

(9)
Shares beneficially owned include (i) 75,000 shares issuable upon the exercise of options that may be exercised within 60 days of April 22, 2016 and (ii) restricted stock units representing the right to receive 15,406 shares that vest within 60 days of April 22, 2016.

(10)
Shares beneficially owned include (i) 20,000 shares held in IRA accounts controlled by Mr. Wilson, (ii) 300 shares held by his spouse's IRA, (iii) 75,000 shares issuable upon the exercise of options that may be exercised within 60 days of April 22, 2016, and (iv) restricted stock units representing the right to receive 13,763 shares that vest within 60 days of April 22, 2016. Mr. Wilson's spouse has sole voting and investment power with respect to the shares she owns in her IRA. Mr. Wilson disclaims beneficial ownership of the shares held by his spouse's IRA.

(11)	Shares beneficially owned include 16,667 shares issuable upon the exercise of options that may be exercised within 60 days of April 22, 2016.

(12)
Excludes Ms. Cassity, as she is no longer an executive officer of the Company. Shares beneficially owned include (i) 466,668 shares issuable upon the exercise of options that may be exercised within 60 days of April 22, 2016 and (ii) restricted stock units representing the right to receive 426,423 shares that vest within 60 days of April 22, 2016.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
Director Independence
The Board has determined that the following directors, comprising all of our non-employee directors and representing a majority of the Board, are “independent” under the listing standards of the NYSE and the TSX, the SEC and Canadian securities regulations and our Independence Guidelines: Mr. Arsenault, Ms. Banducci, Mr. Drover, Mr. Freer, Mr. Geyer, Ms. Giardini and Mr. Haddon. Mr. Perron was determined not to be independent as he is an officer of our Company. In order to assist the Board in making its determinations, the Board has adopted Independence Guidelines as part of our Corporate Governance Guidelines, which are available on our website at www.thompsoncreekmetals.com under "Company - Corporate Governance." These Independence Guidelines identify, among other things, material business, charitable, familial and other relationships that could interfere with a director's ability to exercise independent judgment. If there is a relationship between us and a director that is not directly addressed by the Independence Guidelines, our Corporate Governance Guidelines provide that the determination regarding whether such director is independent will be made by the other members of our Board who are independent.

Related Person Transaction Policies and Procedures
The Board has adopted a written policy for approval of any transaction or series of transactions exceeding $120,000 between the Company and our directors, executive officers, beneficial owners of more than 5% of our common stock, and their respective immediate family members (each, a "related person").
The policy provides that the Corporate Governance and Nominating Committee reviews certain transactions subject to the policy and decides whether or not to approve or ratify those transactions. In doing so, the Corporate Governance and Nominating Committee determines whether the transaction is in the best interests of the Company. In making that determination, the Corporate Governance and Nominating Committee takes into account, among other factors it deems appropriate:
• The extent of the related person's interest in the transaction;
• Whether the transaction is on terms generally available to an unaffiliated third party under the same or similar circumstances;
• The benefits to the Company;
• The impact or potential impact on a director's independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, 10% shareholder or executive officer;
• The availability of other sources for comparable products or services; and
• The terms of the transaction.
In the event Company management determines that it is impractical or undesirable to wait until a meeting of the Corporate Governance and Nominating Committee to consummate a related person transaction, the Chair of the Corporate Governance and Nominating Committee may approve such transaction in accordance with the policy (or, if the transaction relates to the Chair of the Corporate Governance and Nominating Committee, the Chair of the Audit Committee). A summary of any transactions so pre-approved is provided to the full Corporate Governance and Nominating Committee for its review at its next regularly scheduled meeting.
The Corporate Governance and Nominating Committee has adopted standing pre-approvals under the policy for the following transactions, even if the amount involved will exceed $120,000:
• Executive officer compensation;
• Director compensation;
• Transactions with another company where the related person's relationship is only as a non-executive employee, director, or beneficial holder of less than 10% of the other company's shares, and the transaction does not exceed the greater of $500,000 or 2% of the other company's annual revenues;
• Contributions by the Company to charitable organizations where the related person is an non-executive employee or director and the contribution does not exceed the lesser of $500,000 or 2% of the charitable organization's annual receipts;

• Transactions where the related person's only interest is as a holder of Company stock and all holders received proportional benefits (such as the payment of regular quarterly dividends); and
• Transactions involving competitive bids.
A summary of any new transaction covered by the standing pre-approvals described above is provided to the Corporate Governance and Nominating Committee for its review at its next regularly scheduled meeting.
Related Person Transactions
During 2015, there were no transactions between the Company and any related persons in which the amount involved exceeded $120,000, and there are no such transactions currently proposed.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

During 2015, KPMG LLP served as our independent registered public accounting firm and also provided certain other audit-related and tax services, as further described below. The following table sets forth approximate aggregate fees billed to us for the fiscal years ending December 31, 2015 and 2014 by KPMG LLP:

	2015	2014
Audit Fees (1)	$1,142,130	$1,362,432
Audit Related Fees (2)		37,753
Tax Fees (3)	24,200	—
Total	$1,166,330	$1,400,185
_______________________________________________________________________________

(1)
These fees for both years relate to services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, and services in connection with our regulatory filings.

(2)	These fees relate to consent filings and registration statements.

(3)	These fees relate to tax planning.

The Audit Committee pre-approved all audit and non-audit services performed by KPMG LLP during 2015. The Audit Committee also reviewed and approved actual spending on such services on a quarterly basis in 2015.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Part IV of the Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Annual Report on Form 10-K/A.

Exhibit Number	Description
*31.3	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*31.4	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
________________________________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Littleton, State of Colorado, on April 29, 2016.

THOMPSON CREEK METALS COMPANY INC.

/s/ JACQUES PERRON
Jacques Perron President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
*31.3	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
*31.4	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
________________________________________
* Filed herewith