Form 10-Q
period 2016-03-31
Thompson Creek Metals Co Inc.
filed 2016-05-04
CIK 1415020

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
Or
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
As of May 2, 2016, there were 222,475,350 shares of the registrant's common stock, no par value, outstanding.

Thompson Creek Metals Company Inc.

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(US dollars in millions, except share amounts)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$139.1	$176.8
Accounts receivable (Note 2)	60.3	52.7
Product inventory (Note 3)	74.6	55.8
Materials and supplies inventory	31.7	28.3
Prepaid expenses and other current assets	9.7	4.2
Income and mining taxes receivable	6.2	6.1
	321.6	323.9
Property, plant, equipment and development, net (Note 4)	1,962.9	1,856.2
Reclamation deposits	10.1	10.1
Other assets	22.4	21.0
Deferred income tax assets (Note 14)	156.3	155.4
	$2,473.3	$2,366.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$76.7	$72.0
Income, mining and other taxes payable	1.3	1.1
Current portion of Gold Stream deferred revenue (Note 9)	46.4	47.0
Current portion of long-term lease obligations (Note 7)	25.3	25.6
Other current liabilities	3.2	3.5
	152.9	149.2
Gold Stream deferred revenue (Note 9)	672.4	677.8
Long-term debt, net of unamortized debt issuance costs and discounts (Note 8)	823.0	821.8
Long-term lease obligations (Note 7)	21.4	27.4
Other liabilities (Note 10)	14.2	13.6
Asset retirement obligations	35.7	33.8
Deferred income tax liabilities (Note 14)	72.3	67.7
	1,791.9	1,791.3
Commitments and contingencies (Note 13)
Shareholders' equity
Common stock, no-par, 222,475,350 and 221,622,186 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,197.7	1,196.4
Additional paid-in capital	82.7	82.5
Accumulated deficit	(346.7)	(381.8)
Accumulated other comprehensive loss	(252.3)	(321.8)
	681.4	575.3
	$2,473.3	$2,366.6
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(US dollars in millions, except per share amounts)	2016	2015
REVENUES
Copper sales	$28.1	$32.2
Gold sales	45.3	36.0
Molybdenum sales	19.6	42.8
Tolling, calcining and other	4.4	12.0
Total revenues	97.4	123.0
COSTS AND EXPENSES
Cost of sales
Operating expenses	57.5	83.0
Depreciation, depletion and amortization	19.8	20.0
Total cost of sales	77.3	103.0
Selling and marketing	2.2	3.0
Strategic initiative related costs	3.4	—
Accretion expense	0.6	0.6
General and administrative	4.1	5.6
Costs for idle mining operations	2.4	5.6
Total costs and expenses	90.0	117.8
OPERATING INCOME	7.4	5.2
OTHER (INCOME) EXPENSE
(Gain) loss on foreign exchange	(59.4)	88.2
Interest and finance fees	21.1	22.6
Gain from debt extinguishment	—	(0.3)
Interest income	(0.1)	(0.1)
Other	3.2	(1.3)
Total other (income) expense	(35.2)	109.1
Income (loss) before income and mining taxes	42.6	(103.9)
Total income and mining tax expense (benefit)	7.5	(16.7)
NET INCOME (LOSS)	$35.1	$(87.2)
COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	69.5	(96.5)
Total other comprehensive (income) loss	69.5	(96.5)
Total comprehensive income (loss)	$104.6	$(183.7)

NET INCOME (LOSS) PER SHARE
Basic	$0.16	$(0.41)
Diluted	$0.16	$(0.41)
Weighted-average number of common shares
Basic	222.2	214.4
Diluted	222.2	214.4
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(US dollars in millions)	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$35.1	$(87.2)
Adjustments to reconcile net income (loss)
Depreciation, depletion and amortization	19.8	20.0
Deferred revenue related to Gold Stream Arrangement	(6.6)	(6.4)
Accretion expense	0.6	0.6
Amortization of finance fees	1.2	1.2
Stock-based compensation	1.3	1.3
Product inventory write downs	0.7	5.2
Deferred income tax expense (benefit)	8.0	(15.1)
Unrealized (gain) loss on financial instruments and mark-to-market adjustments	(10.7)	6.0
Unrealized foreign exchange (gain) loss	(59.8)	86.6
Debt extinguishment gain	—	(0.3)
Changes in other long term liabilities	0.6	—
Gold Stream Arrangement net payable	10.1	(5.5)
Change in current assets and liabilities (Note 17)	(16.0)	(11.7)
Cash used in operating activities	(15.7)	(5.3)
INVESTING ACTIVITIES
Capital expenditures	(15.6)	(13.2)
Capitalized interest payments	(0.4)	(0.7)
Restricted cash	—	7.1
Proceeds from sale of assets	0.1	—
Cash used in investing activities	(15.9)	(6.8)
FINANCING ACTIVITIES
Equipment financings and repayments	(6.3)	(6.5)
Repayment of long-term debt	—	(1.3)
Senior note repurchases	—	(6.8)
Proceeds from issuance of common shares, net	0.1	0.3
Cash used in financing activities	(6.2)	(14.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.1	(1.0)
DECREASE IN CASH AND CASH EQUIVALENTS	(37.7)	(27.4)
Cash and cash equivalents, beginning of period	176.8	265.6
Cash and cash equivalents, end of period	$139.1	$238.2
Supplementary cash flow information (Note 17)
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
(US dollars in millions, share data in thousands)	Shares	Amount
Balances at December 31, 2015	221,622	$1,196.4	$82.5	$(381.8)	$(321.8)	$575.3
Amortization of stock-based compensation	—	—	1.3	—	—	1.3
Shares issued under stock-based compensation	853	1.3	(1.1)	—	—	0.2
Comprehensive income:
Net income	—	—	—	35.1	—	35.1
Foreign currency translation	—	—	—	—	69.5	69.5
Total comprehensive income						$104.6
Balances at March 31, 2016	222,475	$1,197.7	$82.7	$(346.7)	$(252.3)	$681.4
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements - Unaudited
(US dollars in millions, except per share amounts)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") have been condensed or omitted. This report should be read in conjunction with the Thompson Creek Metals Company Inc. ("TCM," "Company," "we," "us" or "our") consolidated financial statements and notes contained in its Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K") filed with the Securities and Exchange Commission ("SEC"). The information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other quarter or for the year ending December 31, 2016.
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
The Copper-Gold operations consist of Mount Milligan Mine, a conventional truck-shovel open-pit copper and gold mine and concentrator in British Columbia. The US operations for molybdenum include the Thompson Creek Mine ("TC Mine") (mine and mill) in Idaho and the Langeloth Metallurgical Roasting Facility (the "Langeloth Facility") in Pennsylvania. The Canadian operations for molybdenum consist of a 75% joint venture interest in the Endako Molybdenum Mine Joint Venture ("Endako Mine") (mine, mill and roaster) in British Columbia. As previously disclosed in TCM's 2015 Form 10-K, due to continued weakness in the molybdenum market Endako Mine was placed on temporary suspension effective December 31, 2014 and subsequently placed on care and maintenance effective July 1, 2015. TC Mine was placed on care and maintenance in December 2014 after the processing of stockpiled ore from Phase 7 was completed. During the first seven months of 2015, TC Mine conducted limited stripping for the next phase of mining (“Phase 8”). As part of TCM's cost reduction measures, further stripping at TC Mine ceased effective August 6, 2015. As of January 2016, TCM is operating a commercial molybdenum beneficiation circuit at TC Mine to treat molybdenum concentrates to supplement the concentrate feed TCM sources directly for the Langeloth facility.

The costs related to the Endako Mine temporary suspension and care and maintenance and TC Mine care and maintenance are reflected in costs for idle mining operations in the Condensed Consolidated Statements of Operations and Comprehensive (Income) Loss. The costs related to the molybdenum beneficiation circuit are reflected in operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Income) Loss.

TCM also has a 100% interest in a copper and molybdenum exploration property located in British Columbia (the “Berg property”) and a 0.51% net smelter return royalty and a 10.2% net profits interest in a zinc and lead exploration project located in Canada (the "Howards Pass property").

New Accounting Standards

In April and August 2015, the FASB issued Accounting Standard Updates ("ASUs") to simplify the presentation of debt issuance costs. These ASUs require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, these ASUs are effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. TCM adopted this ASU effective January 1, 2016. Upon adoption, TCM retrospectively adjusted its December 31, 2015 balance sheet by decreasing its other assets by $9.8 million and decreasing its long-term debt by $9.8 million.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

1. Basis of Presentation (Continued)

In June 2014, the FASB issued an ASU to provide clarity on how to account for certain share-based payment awards where the terms of an award may provide that the performance target could be achieved regardless of whether the employee is rendering service on the date the performance target is achieved. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The ASU is effective for fiscal years beginning after December 15, 2015. TCM adopted this ASU effective January 1, 2016, and it had no impact on its results of operations.

In January 2016, the FASB issued an ASU to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, requires the use of an exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires a separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk. The ASU is effective for fiscal years beginning after December 15, 2017. We are evaluating the impact of this ASU on our financial statements.

In March 2016, the FASB issued an ASU to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016. We are evaluating the impact of this ASU on our financial statements.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

2. Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts and were comprised of the following:

	March 31, 2016	December 31, 2015
Receivables
Trade receivables	$54.9	$52.8
Mark-to-market adjustments on trade receivables relating to provisional invoices for Mount Milligan Mine copper and gold concentrate sales	3.0	(1.9)
Goods and services sales tax refunds	2.2	1.4
Settlement receivables on hedges and other miscellaneous receivables	0.2	0.4
	$60.3	$52.7
3. Product Inventory
The carrying value of product inventory was as follows:

	March 31, 2016	December 31, 2015
Copper and Gold Inventory
Concentrate	$40.5	$19.4
Stockpiled ore	14.5	15.6
	$55.0	$35.0
Molybdenum Inventory
Finished product	$11.2	$12.3
Work-in-process	8.4	8.5
	$19.6	$20.8
	$74.6	$55.8
During the three months ended March 31, 2016 and 2015, the carrying value of TCM's molybdenum inventory exceeded its market value, resulting in inventory write downs of $0.7 million and $5.6 million, respectively.
The following table sets forth the write downs of TCM's molybdenum inventory in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
US Molybdenum
Operating expense	$0.7	$3.8
Depreciation, depletion and amortization	—	0.3
Canadian Molybdenum
Operating expense	—	1.4
Depreciation, depletion and amortization	—	0.1
	$0.7	$5.6

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements - Unaudited
(US dollars in millions, except per share amounts)

4. Property, Plant, Equipment and Development, Net
Property, plant, equipment and development, net, was composed of the following:

	March 31, 2016	December 31, 2015
Mining properties and mineral reserves	$671.8	$630.4
Mining and milling equipment and facilities	1,392.2	1,305.4
Processing facilities	177.4	176.7
Construction-in-progress (1)	30.9	16.4
Other	9.5	9.5
	2,281.8	2,138.4
Less: Accumulated depreciation, depletion and amortization	(318.9)	(282.2)
	$1,962.9	$1,856.2
(1) The construction-in-progress balances primarily related to the permanent secondary crusher project at Mount Milligan Mine.
5. Financial Instruments
TCM enters into various derivative financial instruments in the normal course of operations to manage exposure to the market prices of copper and gold and foreign exchange risk with respect to its Canadian operations. TCM does not apply hedge accounting to its derivative instruments. Accordingly, changes in fair value of derivative instruments are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception.
The following table sets forth the fair values of TCM's derivative assets and liabilities:

	Fair value as of
	March 31, 2016	December 31, 2015
Assets (1)
Provisionally-priced sales	$3.0	$—
Forward currency contracts	3.4	—
Total	$6.4	$—
Liabilities (1)
Commodity contracts	$1.0	$1.5
Provisionally-priced sales	—	1.9
Forward currency contracts	—	2.0
Total	$1.0	$5.4
_____________________________________________________________________________
(1) TCM's derivative assets are included in prepaid expenses and other current assets and accounts receivable, and derivative liabilities are included in other current liabilities on its condensed consolidated balance sheets. TCM is exposed to credit risk when counterparties with whom it has entered into derivative transactions are unable to satisfy their obligations. To reduce counterparty credit exposure, TCM deals primarily with large, credit-worthy financial institutions and companies. TCM believes the counterparties to the contracts to be credit-worthy entities and, therefore, TCM believes credit risk of counterparty non-performance is relatively low, and, as such, the fair value of the derivatives has not been adjusted.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
5. Financial Instruments (Continued)

The following table sets forth the gains (losses) on derivative instruments for the periods presented:

		Three Months Ended March 31,
Derivative Type and Activity	Statement of Operations Classification	2016	2015
Gold hedges related to Gold Stream Arrangement	Gold sales	$3.9	$0.7
Provisional priced MTM gold sales	Gold sales	$2.0	$(1.2)
Provisional priced MTM copper sales	Copper sales	$2.8	$5.1
Copper and Gold hedges; other commodity contracts	Other	$(2.8)	$1.3
Forward currency contracts	Gain (loss) on foreign exchange, net	$4.8	$(1.6)
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
In addition to the Gold Stream Risk and in connection with the sale of concentrate from Mount Milligan Mine, TCM is exposed to copper and gold price fluctuations between the dates of concentrate shipment, provisional payment and final payment. In order to hedge the price risk for the metals contained in concentrate, TCM has entered into certain forward copper and gold purchase and sale contracts pursuant to which it purchases copper or gold at an average price during a quotational period and sells copper or gold at a spot price. Additionally, TCM has entered into put/call collars pursuant to which it agrees with a counterparty to a floor and ceiling relative to future prices of gold and copper. If the gold or copper price is below the floor, the counterparty pays TCM the difference between the price and the floor. If the gold or copper price is above the ceiling, TCM pays the counterparty the difference between the ceiling and the price. TCM records its copper and gold commodity contracts at fair value using a market approach based on observable quoted market prices and contracted prices. These activities are intended to protect against the price risk related to the MTM Customer purchase contracts. Additionally, TCM also enters into fuel hedges to manage its exposure to price fluctuations in the cost of diesel purchased for use in operations.
The following table provides details of TCM's commodity contracts as of March 31, 2016:

	Quantity	Sell Price	Buy Price	Maturities Through
Gold Hedge Purchases related to Gold Stream Arrangement (oz)	39,360	TBD	$1,072 - $1,248 / TBD	April 2016 - August 2016
Forward Gold Sales (oz)	4,500	$1,130	N/A	April 2016 - June 2016
Fuel Hedges (gallons)	1,170,000	N/A	$2.00	April 2016 - December 2016

	Quantity	Put/Sell Price	Call/Buy Price	Maturities Through
Gold Collars (oz)	46,100	$1,050 - $1,200	$1,164 - $1,350	April 2016 - December 2016
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
The following table sets forth TCM's outstanding provisionally-priced contracts as of March 31, 2016:

		Average Price Per Unit
	Open Positions	Market Price	Contract	Maturities Through
Embedded derivatives in provisional sales contracts
Copper (millions of pounds)	15.1	TBD	TBD	August 2016
Gold (ounces)	45,766	TBD	TBD	May 2016
Embedded derivatives in provisional purchase contracts
Molybdenum (millions of pounds)	0.8	N/A	TBD	May 2016
Forward Currency Contracts
TCM transacts business in various currencies in the normal course of its operations and for capital expenditures. In addition, although TCM's revenues are denominated in US dollars, TCM has ongoing foreign exchange risk with respect to its Canadian operations. To help mitigate this risk, TCM has entered into foreign currency forward contracts pursuant to which it has agreed to buy Canadian dollars at an agreed-upon rate. TCM records its currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of March 31, 2016, TCM had 29 open foreign currency option contracts.
The following table provides details of TCM's forward currency contracts as of March 31, 2016:

	Notional Amount	Buy Price	Maturities Through
Forward currency contracts	C$71,000,000	$1USD/C$1.38	April 2016 - August 2016
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
The following table sets forth TCM's outstanding molybdenum fixed-priced sales contracts as of March 31, 2016:

	Quantity (000's lb)	Sell Price	Maturities Through
Molybdenum fixed price sales	87.8	$7.45	July 2016

6. Fair Value Measurement
US GAAP includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). TCM's policy is to recognize transfers into and out of Level 3 as of the actual date of the event or change in circumstances. There were no transfers into or out of Level 1, 2 or 3 during the three months ended March 31, 2016.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

6. Fair Value Measurement (Continued)

As of March 31, 2016 and December 31, 2015, TCM held certain items that were required to be measured at fair value on a recurring basis. These included derivative assets and liabilities which consist of commodity and foreign currency derivative instruments and provisionally priced contracts. In addition to the fair value disclosure requirements related to financial instruments carried at fair value, TCM has provided disclosures regarding the fair value of all of TCM's financial instruments in accordance with US GAAP. The methods and significant assumptions used to estimate the fair value of these financial instruments have also been disclosed. As of March 31, 2016, there have been no significant changes to these methods or assumptions. As required, financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following tables set forth TCM's financial assets and liabilities measured at fair value by level within the fair value hierarchy.

	Fair Value at March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Provisionally-priced sales	$3.0	$—	$3.0	$—
Forward currency contracts	3.4	3.4	—	—
	$6.4	$3.4	$3.0	$—
Liabilities
Senior secured notes	$288.8	$—	$288.8	$—
Senior unsecured notes	123.3	—	123.3	—
Commodity contracts	1.0	—	1.0	—
	$413.1	$—	$413.1	$—

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities
Senior secured notes	$257.6	$—	$257.6	$—
Senior unsecured notes	96.7	—	96.7	—
Commodity contracts	1.5	—	1.5	—
Provisionally-priced sales	1.9	—	1.9	—
Forward currency contracts	2.0	2.0	—	—
	$359.7	$2.0	$357.7	$—

As of March 31, 2016, the carrying values of TCM's senior secured and unsecured notes were higher than their fair values. TCM determined the fair value of the notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads. See Note 8 for more information regarding the debt. As of December 31, 2015, the carrying values of the 9.75% senior secured notes, the 7.375% senior unsecured notes and the 12.5% senior unsecured notes were higher than their fair values of $257.6 million, $61.1 million and $35.6 million, respectively.

As of March 31, 2016, the carrying values of TCM's financial instruments approximated their fair values. TCM determined the fair value of its financial instruments using LME or COMEX copper and gold forward prices and option pricing models using the counterparties' and TCM's credit quality. See Note 5 for more information regarding TCM's financial instruments.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

7. Leases
TCM's total capital lease obligations consisted of the following:

	March 31, 2016	December 31, 2015
Equipment Facility capital leases	$17.9	$20.1
Equipment Facility sale leaseback	27.4	31.2
Sale leaseback	1.4	1.7
Total lease obligations	46.7	53.0
Less: Current portion	(25.3)	(25.6)
Total long-term lease obligations	$21.4	$27.4
TCM entered into an equipment financing facility, as amended from time to time (the "Equipment Facility"), pursuant to which Caterpillar Financial Services Limited ("Caterpillar") agreed to underwrite up to $132.0 million in mobile fleet equipment financing for Mount Milligan Mine. Each borrowing under the Equipment Facility represents a capital lease or a sale leaseback arrangement and has a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at TCM's option. At the end of each 48 or 60 month lease period, TCM has the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes non-financial covenants, and as of March 31, 2016, TCM was in compliance with these covenants. TCM's ability to finance additional equipment under the Equipment Facility expired in September 2015 per the amended terms of the Equipment Facility agreement. TCM did not enter into any new capital leases pursuant to the Equipment Facility during the three months ended March 31, 2016.
With respect to certain equipment pursuant to the Equipment Facility, TCM entered into three leases with Caterpillar, of which two are considered sale-leaseback transactions. Interest payments are based on a fixed rate of 5.50%.
Separate from the Equipment Facility, during 2013, TCM entered into a sale-leaseback transaction with Caterpillar with respect to 75% of certain Endako Mine equipment. Interest payments are based on a fixed rate of 5.85%. During 2015, TCM assumed the lease for the remaining 25% of the equipment and subsequently transferred this equipment to Mount Milligan Mine.

Interest and debt issuance costs on the equipment financings, as described above, consisted of the following:

	Three Months Ended
	March 31, 2016	March 31, 2015
Interest paid	$0.8	$0.9
Interest and debt issuance costs expensed	$0.8	$1.1

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

8. Debt
TCM's debt balance at March 31, 2016 is net of reductions of $9.9 million for unamortized net discounts and unamortized debt issuance costs; and at December 31, 2015 is net of reductions of $11.1 million for unamortized net discounts and unamortized debt issuance costs. The components of debt follow:

	March 31, 2016	December 31, 2015
9.75% Senior secured notes due 2017	$315.8	$315.8
Less : Deferred financing fees and debt discounts	(4.1)	(4.8)
	311.7	311.0
7.375% Senior unsecured notes due 2018	334.1	334.1
Less : Deferred financing fees	(3.0)	(3.3)
	331.1	330.8
12.5% Senior unsecured notes due 2019	183.0	183.0
Less : Deferred financing fees	(2.8)	(3.0)
	180.2	180.0
Total long-term debt	$823.0	$821.8
Interest paid, capitalized and expensed, was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Interest paid	$15.4	$17.3
Interest capitalized	$0.5	$0.3
Interest expensed	$20.3	$21.5

9.75% Senior Secured Notes

The 9.75% senior secured notes (the “2017 Notes”) are guaranteed on a senior basis by substantially all of TCM's subsidiaries and are secured by a first priority lien, subject to permitted liens, on substantially all of TCM's and the guarantors' property and assets. The 2017 Notes mature on December 1, 2017 and accrue interest from November 27, 2012 until maturity at a fixed rate of 9.75% per year. Interest on the 2017 Notes is payable on February 1 and August 1 of each year, commencing February 1, 2013, to the holders of record at the close of business on the January 15 and July 15 prior to each interest payment date. There are no maintenance covenants with respect to TCM's financial performance. However, the indenture contains certain transaction-based restrictive covenants. For more information regarding the 2017 Notes, see Note 9 within Item 8 of TCM's 2015 Form 10-K.
7.375% Senior Unsecured Notes
The 7.375% senior unsecured notes (the "2018 Notes") are guaranteed on a senior basis by substantially all of TCM's subsidiaries. The 2018 Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year. Interest is payable on June 1 and December 1 of each year, and the first interest payment occurred on December 1, 2011. Interest is payable to the holders of record at the close of business on the May 15 and November 15 prior to each interest payment date. There are no maintenance covenants with respect to TCM's financial performance. However, the indenture contains certain transaction-based restrictive covenants. For more information regarding the 2018 Notes, see Note 9 within Item 8 of TCM's 2015 Form 10-K.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

8. Debt (Continued)

12.5% Senior Unsecured Notes
The 12.5% senior unsecured notes (the “2019 Notes”) are guaranteed on a senior basis by substantially all of TCM's subsidiaries. The 2019 Notes mature on May 1, 2019 and accrue interest from May 11, 2012 until maturity at a fixed rate of 12.5% per year. Interest on the 2019 Notes is payable on May 1 and November 1 of each year, commencing November 1, 2012, to the holders of record at the close of business on the April 15 and October 15 prior to each interest payment date. There are no maintenance covenants with respect to TCM's financial performance. However, the indenture contains certain transaction-based restrictive covenants. For more information regarding the 2019 Notes, see Note 9 within Item 8 of TCM's 2015 Form 10-K.

9. Gold Stream Arrangement
Pursuant to TCM's agreement with a subsidiary of Royal Gold, Inc. ("Royal Gold") ("Gold Stream Arrangement"), TCM agreed to sell to Royal Gold 52.25% of the refined gold production from Mount Milligan Mine for a total upfront payment of $781.5 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. The upfront cash payments received under the Gold Stream Arrangement ("Record of Deposit") were recorded as deferred revenue and classified as a liability on TCM's Condensed Consolidated Balance Sheets. As of March 31, 2016, the outstanding Record of Deposit under the Gold Stream Arrangement totaled $641.3 million. In the event of any default under the Company's agreement with Royal Gold, Royal Gold could require TCM to repay the outstanding Record of Deposit. For more information regarding the Gold Stream Arrangement, see Note 10 within Item 8 of TCM's 2015 Form 10-K.
The following table presents the revenue under the Gold Stream Arrangement for the three months ended March 31, 2016 and 2014, respectively, in the form of (i) cash receipts based on gold sales during the applicable period, and (ii) deferred revenue for gold ounces delivered and deferred revenue to be recognized upon final settlement during the applicable period:

	Three Months Ended
(US$ in millions)	March 31, 2016	March 31, 2015
Gold sales related to cash portion of Gold Stream Arrangement	$10.0	$8.3
Gold sales related to deferred portion of Gold Stream Arrangement (1) (2)	6.6	6.4
Total gold sales under Gold Stream Arrangement (1)	$16.6	$14.7
_____________________________________________________________________________
(1) The three months ended March 31, 2016 and 2015 included $6.0 million and $4.1 million, respectively, of revenue for gold ounces delivered, and $0.6 million and $2.3 million, respectively, in future reduction of deferred revenue liability ultimately to be recognized upon delivery of gold.
(2) The three months ended March 31, 2016 included a $1.5 million reduction related to five provisional invoices from 2015. The decrease resulted from a downward revision to the rate at which the deferred revenue liability resulting from the Gold Stream Arrangement was amortized. This rate is calculated based on the remaining deferred revenue liability and total ounces of refined gold owed to Royal Gold.

10. Other Liabilities

Other liabilities comprised the following:

	March 31, 2016	December 31, 2015

Liabilities for unrecognized tax benefits (1)	$8.4	$9.7
Deferred vendor payable (2)	1.8	—
Employee benefits, retention and incentives (3)	4.0	3.9
	$14.2	$13.6
(1) Unrecognized tax benefits related to an uncertain tax position primarily related to timing differences for certain deductions.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

10. Other Liabilities (Continued)

(2) In March 2016 TCM entered into a program ( the "BC Hydro Program") offered by the government of British Columbia to certain copper and coal producers. The BC Hydro Program amended the terms of TCM's existing utility agreement with British Columbia’s crown corporation, BC Hydro. As a participant in this program, TCM can defer payment on up to 75% of electrical obligations to BC Hydro, with the percentage deferral and repayment being dependent upon levels of copper prices and Canadian foreign exchange rates. The BC Hydro Program is a five-year program, with a two-year deferral period. All amounts outstanding must be repaid by the end of the five-year period or if copper prices are above C$3.40. The deferred balance will accrue interest at an annual rate of Prime (as set by the Bank of Canada)+5%, compounded monthly. As of March 31, 2016, TCM has elected to participate in the program. TCM can elect to end its participation in the BC Hydro Program at any time by paying the then outstanding obligations in full.

(3) See Note 11 for further discussion.

11. Cash-Based Incentive Plan
On March 31, 2016, the Board of Directors of TCM approved the framework for the Thompson Creek Metals Company Inc. cash-based incentive plan (the “Incentive Plan”), which was finalized and approved by the Compensation Committee of the Board on April 6, 2016. Pursuant to the Incentive Plan, the Committee approved grants of certain cash-based awards that vest over 2.75 years (the “Performance and Inducement Awards”) and other cash-based awards (the “Incentive Awards”), subject in each case to the terms and conditions of the Incentive Plan and the applicable award agreements, to TCM’s named executive officers and key employees.

Pursuant to the Incentive Plan, $3.3 million of Incentive Awards were granted to TCM’s named executive officers and key employees. Of this, $2.2 million in Incentive Awards were paid to named executive and key officers in April 2016. This payment is subject to an obligation to repay to TCM the total amount of the Incentive Award if the participant’s employment with TCM terminates under certain circumstances, subject to the conditions contained in the applicable award agreement. As of March 31, 2016, we had accrued $2.2 million in Incentive Awards to TCM’s named executive and key employees with the corresponding offset in accounts receivable. The Incentive Awards will be accrued and expensed on a straight-line basis over nine months, commencing in April 2016.

The Performance and Inducement Awards of $3.6 million to named executive officers and key employees will be accrued and expensed over the vesting period, commencing in April 2016.

12. Stock-Based Compensation

TCM recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
	2016	2015
Stock options	$0.1	$0.1
Performance share units	0.7	0.5
Restricted stock units	0.5	0.7
Total stock-based compensation expense	$1.3	$1.3

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
12. Stock-Based Compensation (Continued)

As of March 31, 2016, TCM has granted stock options, PSUs and RSUs, as discussed below.
Stock Options
The expiration date and vesting provisions of stock options granted are established at the time an award is made. Stock options vest over 3 years and are exercisable over a period of time not to exceed 10 years from the grant date but generally expire 5 years from the grant date. When an option is exercised, TCM may issue the requisite shares from authorized but unissued common stock, or from treasury stock. The exercise price of options granted is equal to the volume weighted-average trading price of the underlying shares on the TSX over the five consecutive trading days immediately before the grant date, converted to U.S. dollars at the noon exchange rate of the Bank of Canada on the grant date.
The following table summarizes stock option activity during the three months ended March 31, 2016:

	Options (000's)	Weighted-Average Exercise Price
Stock options outstanding at December 31, 2015	1,156	$3.26
Canceled/expired/forfeited	(10)	$14.04
Stock options outstanding at March 31, 2016	1,146	$3.17

Vested and exercisable at March 31, 2016 (1)	752	$3.59
(1) The aggregate intrinsic value of these exercisable awards was nil as of March 31, 2016.
As of March 31, 2016, approximately 0.4 million outstanding options had not vested and were not exercisable. The total unrecognized compensation cost related to these options was $0.2 million as of March 31, 2016 and is expected to be recognized over a weighted-average period of 1.62 years.
Performance Share Units (PSUs)
The vesting of the outstanding PSUs granted subsequent to January 1, 2012 and prior to January 1, 2014 is contingent upon two metrics: 1) TCM's Total Shareholder Return (TSR) relative to the Russell 2000 Index during the three-year performance period; and 2) the proven and probable mine reserves replaced by TCM during the three-year performance period as measured by the replacement reserves percentage determined by the plan administrator. The PSUs cliff vest three years from the date of issuance upon achievement of the above metrics. Any PSUs not vested at such time will expire.
The vesting of the outstanding PSUs granted subsequent to January 1, 2014 is contingent upon two metrics: 1) TCM’s Total Shareholder Return (TSR) relative to the S&P TSX Global Base Metals Index during the three-year period commencing on January 1 of the year in which the grant was made (the “performance period”); and 2) cash flow from operations, defined as TCM’s aggregate “cash generated by (used in) operating activities” less aggregate “capital expenditures,” as reported in the Statements of Cash Flows in the Company’s Annual Report on Form 10-K for each fiscal year in the performance period. The PSUs cliff vest approximately three years from the date of grant, or on the date in the first quarter of the fiscal year immediately succeeding the performance period on which the plan administrator determines and certifies the achievement of the above metrics. Any PSUs not vested at such time will expire.
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
As of March 31, 2016, unrecognized compensation expense related to PSUs totaled $4.8 million and will be recognized on a straight-line basis over a weighted-average period of 1.66 years.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
12. Stock-Based Compensation (Continued)

The following table summarizes PSU activity during the three months ended March 31, 2016:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at December 31, 2015	3,799	$2.61
Canceled/expired/forfeited	(31)	$2.38
Outstanding at March 31, 2016	3,768	$2.62
Restricted Stock Units (RSUs)
TCM accounts for RSUs at fair value, which is based on the market value of TCM's common shares on the day of grant and recognized over the vesting period of three years. Upon vesting, TCM may issue the requisite shares from authorized but unissued common stock, or from treasury stock.
As of March 31, 2016, unrecognized compensation expense related to RSUs totaled $2.4 million and will be recognized on a straight-line basis over a weighted-average period of 1.61 years.
The following table summarizes RSU activity during the three months ended March 31, 2016:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at December 31, 2015	2,680	$1.87
RSUs vested and common shares issued	(603)	$1.98
Canceled/expired/forfeited	(28)	$1.80
Outstanding at March 31, 2016	2,049	$1.83

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
Concentrate Sales Agreements
As of March 31, 2016, TCM is party to four multi-year concentrate sales agreements for the sale of concentrate produced at Mount Milligan Mine. Pursuant to these agreements, TCM has agreed to sell an aggregate of the copper and gold concentrate produced at Mount Milligan Mine of approximately 130,000 dry tonnes in 2016, 50,000 dry tonnes in 2017 and 40,000 dry tonnes of concentrate in 2018. Pricing under these concentrate sales agreements will be determined by reference to specified published reference prices during the applicable quotation periods. Payment for the concentrate will be based on the price for the agreed copper and gold content of the parcels delivered, less smelting and refining charges and certain other deductions, if applicable. The copper smelting and refining charges will be negotiated in good faith and agreed by the parties for each contract year based on terms generally acknowledged as industry benchmark terms. The gold refining charges are as specified in the agreements. Remaining concentrate produced at Mount Milligan Mine will be sold under short-term contracts or on a spot basis.
Molybdenum Purchases
In the normal course of operations, TCM enters into agreements for the purchase of molybdenum to utilize the upgrading capabilities at its Langeloth facility and generate saleable upgraded molybdenum products. As of March 31, 2016, TCM had commitments to purchase approximately 7.3 million pounds of unroasted molybdenum concentrate and 2.2 million pounds of molybdenum oxide from 2016 to 2017, to be priced at the time of purchase at a set discount to the market price.
Molybdenum Sales
In the normal course of operations, TCM enters into certain molybdenum sales contracts pursuant to which it sells future production at fixed prices. As of March 31, 2016, TCM had commitments to sell approximately 87.8 thousand pounds of molybdenum oxide in 2016 at an average price of $7.45 per pound.
Capital Purchase Commitments
As of March 31, 2016, TCM had open capital purchase commitments of $16.1 million related to the Mount Milligan Mine, which are expected to be incurred throughout 2016.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

14. Income and Mining Tax Expense (Benefit)

Income and mining taxes for the three months ended March 31, 2016 and 2015 were an expense of $7.5 million and a benefit of $16.7 million, respectively.

Usual drivers of differences for the three months ended March 31, 2016 between our effective rate and what would be expected from applying the Canadian federal and provincial income tax rates include pre-tax gains from foreign exchange, which largely have no tax expense due to valuation allowances on the associated deferred tax assets, and the British Columbia mineral taxes for Mount Milligan. Furthermore, as a result of a change in the legal structure in late 2015, which will facilitate future consolidation of our Canadian tax reporting entities, the non-foreign exchange income and expenses from the Canadian tax reporting entities largely have no federal and provincial tax impact due to valuation allowances on the associated deferred tax assets.

Usual drivers of differences for the three months ended March 31, 2015 between our effective rate and what would be expected from applying the Canadian federal and provincial income tax rates include pre-tax losses from the Endako Mine and foreign exchange, which largely have no federal and provincial tax impact due to valuation allowances on the associated deferred tax assets, and the British Columbia mineral taxes for Mount Milligan.

The tax expense for the three months ended March 31, 2016 and the tax benefit for the three months ended March 31, 2015 did not contain significant unusual items.

15. Net Income (Loss) per Share
The following is a reconciliation of net income (loss) and weighted-average common shares outstanding for purposes of calculating diluted net income (loss) per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$35.1	$(87.2)
Basic weighted-average number of shares outstanding	222.2	214.4
Diluted weighted-average number of shares outstanding	222.2	214.4
Net income (loss) per share
Basic	$0.16	$(0.41)
Diluted	$0.16	$(0.41)
For the three months ended March 31, 2016, approximately 1.1 million options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the price of the common stock. For the three months ended March 31, 2016, approximately 3.8 million PSUs were excluded from the computation of diluted weighted-average shares because the underlying market and performance metrics had not been met. For the three months ended March 31, 2016, approximately 2.0 million RSUs were excluded from the computation of diluted weighted-average shares as the hypothetical repurchase of shares exceeded the number of unvested units.
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

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements - Unaudited
(US dollars in millions, except per share amounts)

16. Transactions with our Endako Mine Joint Venture Partner
During the three months ended March 31, 2016, TCM did not make any sales to Sojitz, TCM's Endako Mine joint venture partner. Total sales by TCM to Sojitz were $6.1 million for the three months ended March 31, 2015, and represented 5.0% of TCM's total revenues for the three months ended March 31, 2015.
For the three months ended March 31, 2016 and March 31, 2015, TCM recorded insignificant amounts for management fee income and selling and marketing costs from Sojitz.
TCM's related accounts receivable owed from Sojitz were nil as of March 31, 2016 and December 31, 2015
17. Supplementary Cash Flow Information
The following table discloses the change in current assets and current liabilities for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Change in current assets and current liabilities:
Accounts receivable	$(2.8)	$0.2
Product inventory	(11.3)	10.5
Materials and supplies inventory	(2.7)	(0.7)
Prepaid expenses and other current assets	(1.9)	0.5
Income and mining taxes receivable	(0.1)	(2.6)
Accounts payable and accrued liabilities	2.7	(19.6)
Income and mining taxes payable	0.1	—
	$(16.0)	$(11.7)
Cash interest paid (1)	$16.2	$18.2
Income and mining taxes payments, net	$1.0	$0.9
_____________________________________________________________________________
(1) For the three months ended March 31, 2016 and 2015, cash interest paid of $0.4 million and $0.7 million, respectively, had been previously capitalized related to TCM's debt, as described in Note 8.
Non-cash Investing and Financing Activities

	Three Months Ended
	March 31, 2016	March 31, 2015
Investing activities
Acquisition of property, plant and equipment under the Equipment Facility (see Note 7)	$—	$9.2
Financing activities
Capitalized debt costs (1)	$0.5	$0.3
Long-term lease obligations	$—	$8.3
____________________________________________________________________________
(1) Included capitalized interest not paid in cash, amortization of deferred financing costs and debt discounts.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements - Unaudited
(US dollars in millions, except per share amounts)

18. Concentration of Credit Risk
TCM is exposed to counterparty risk from its cash and cash equivalent balances and its reclamation deposits held by financial institutions and governmental entities. TCM monitors its positions with, and the credit quality of, the financial institutions and companies in which it invests its cash and cash equivalents, and that hold its reclamation deposits. Counterparties to cash balances and reclamation deposits, other than balances maintained in various bank operating accounts, are US and Canadian institutions and the US and Canadian governments.
TCM manages its credit risk from its accounts receivable through its collection activities. As of March 31, 2016, TCM had two customers who owed TCM more than $3.0 million each and collectively accounted for approximately 66.3% of total accounts and other receivables outstanding. As of March 31, 2016, TCM had four customers who owed TCM more than $1.0 million each but less than $3.0 million. As of March 31, 2016, all of these customers were compliant with credit terms and scheduled payment dates.
TCM's maximum counterparty and credit risk exposure is the carrying value of its cash and cash equivalents and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities and fixed-rate debt, excluding the 2017 Notes, 2018 Notes and 2019 Notes, as discussed in Note 6, approximate fair value as of March 31, 2016.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

19. Segment Information
TCM has three reportable segments, based on products and geography: Copper-Gold, US Molybdenum and Canadian Molybdenum. The Copper-Gold segment represents the Mount Milligan Mine and includes the sale of copper-gold products, net of refining costs and all expenditures, including all mining, milling, on-site general and administration, transportation and warehousing. The US Molybdenum segment includes all US molybdenum sales and tolling and calcining revenue, all Langeloth roasting and on-site general and administration expenditures and all expenditures from TC Mine, which was placed on care and maintenance in December 2014, including all mine site general and administration and stripping costs and costs for idle mining operations. The Canadian Molybdenum segment which consists of the 75% owned Endako Mine, which was placed on temporary suspension effective December 31, 2014 and care and maintenance effective July 1, 2015, includes 75% of all Canadian molybdenum sales as well as TCM's 75% share of expenditures from the Endako Mine, including all site general and administration costs, transportation costs, and costs for idle mining operations. The costs related to care and maintenance at TC Mine for the three months ended March 31, 2016 and 2015, and our 75% share of the temporary suspension and care and maintenance costs at Endako Mine for the three months ended March 31, 2016 and 2015 are reflected in costs for idle mining operations in the statements of operations. The inter-segment represents the elimination of intercompany transactions between the Langeloth Facility and the corporate entity for the three months ended March 31, 2016 and 2015.
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
Segment information for the three months ended March 31, 2016 and 2015 was as follows:
For the three months ended March 31, 2016:

	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Revenues
Copper sales	$28.1	$—	$—	$—	$28.1
Gold sales	45.3	—	—	—	45.3
Molybdenum sales	—	19.6	—	—	19.6
Tolling, calcining and other	—	4.4	—	—	4.4
	73.4	24.0	—	—	97.4
Cost and expenses
Operating expenses	36.0	21.5	—	—	57.5
Depreciation, depletion and amortization	17.3	2.4	—	—	19.7
Cost of sales	53.3	23.9	—	—	77.2
Selling and marketing	1.8	0.4	—	—	2.2
Accretion expense	0.1	0.2	0.3	—	0.6
Costs for idle mining operations	—	1.8	0.6	—	2.4
	55.2	26.3	0.9	—	82.4
Segment operating income (loss)	18.2	(2.3)	(0.9)	—	15.0
Other segment (income) expense
Loss (gain) on foreign exchange	(13.8)	—	0.1	—	(13.7)
Segment income (loss) before income and mining taxes	$32.0	$(2.3)	$(1.0)	$—	$28.7

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

19. Segment Information (Continued)

For the three months ended March 31, 2015:

	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Revenues
Copper sales	$32.2	$—	$—	$—	$32.2
Gold sales	36.0	—	—	—	36.0
Molybdenum sales	—	37.8	5.0	—	42.8
Tolling, calcining and other	—	12.1	—	(0.1)	12.0
	68.2	49.9	5.0	(0.1)	123.0
Cost and expenses
Operating expenses	33.8	45.9	3.4	(0.1)	83.0
Depreciation, depletion and amortization	14.3	5.2	0.4	—	19.9
Cost of sales	48.1	51.1	3.8	(0.1)	102.9
Selling and marketing	2.0	0.7	0.2	0.1	3.0
Accretion expense	0.1	0.2	0.3	—	0.6
Cost of idle operations	—	2.4	3.2	—	5.6
	50.2	54.4	7.5	—	112.1
Segment operating income	18.0	(4.5)	(2.5)	(0.1)	10.9
Other segment (income) expenses
Loss (gain) on foreign exchange	17.3	—	(2.1)	—	15.2
Segment income before income and mining taxes	$0.7	$(4.5)	$(0.4)	$(0.1)	$(4.3)
For the three months ended March 31, 2016 and 2015:
Reconciliation of Segment Income to Net Income (Loss)

	Three Months Ended March 31,
	2016	2015
Segment income	$28.7	$(4.3)
Other expense (income)
General and administrative	4.1	5.6
Financial advisory fees and related costs	3.4	—
Interest expense, net	21.0	22.5
(Gain) loss on foreign exchange	(45.7)	73.0
Corporate depreciation	0.1	0.1
Gain from debt extinguishment	—	(0.3)
Other expense (income)	3.2	(1.3)
Income (loss) before income and mining taxes	42.6	(103.9)
Income and mining tax expense (benefit)	7.5	(16.7)
Net income (loss)	$35.1	$(87.2)

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

19. Segment Information (Continued)

Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, was as follows:

As of March 31, 2016	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Capital expenditures (1)	$15.2	$0.4	$—	—	$15.6
Property, plant, equipment and development (3)	$1,828.3	$109.8	$24.6	$0.2	$1,962.9
Assets	$2,081.3	$283.4	$86.5	$22.1	$2,473.3
Liabilities	$843.4	$23.5	$20.4	$904.6	$1,791.9

As of December 31, 2015	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Capital expenditures (2)	$54.9	$6.2	$0.2	$—	$61.3
Property, plant, equipment and development (3)	$1,721.0	$112.0	$23.0	$0.2	$1,856.2
Assets	$1,920.5	$324.3	$84.0	$37.8	$2,366.6
Liabilities	$840.6	$26.9	$19.1	$904.7	$1,791.3
__________________________________________________________________________
(1) Capital expenditures were for the three months ended March 31, 2016. Copper-Gold capital expenditures are for the Mount Milligan Mine and include $10.5 million relating to the construction of the permanent secondary crushing circuit, $3.9 million related primarily to the tailings storage facility and $0.8 million for operating capital.
(2) Capital expenditures were for the year ended December 31, 2015. Copper-Gold capital expenditures are for the Mount Milligan Mine and include $18.1 million for the tailings storage facility, $13.0 million for the one-time settlement of certain Mount Milligan Mine construction and development claims, $12.8 million for ongoing operational capital, $5.5 million for engineering, site preparation and pre-construction work for the permanent secondary crusher, $3.3 million for concrete work for the permanent secondary crusher and $2.2 million related primarily to the payment of accruals from 2014.
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

Pursuant to the indentures governing the 2017 Notes, 2018 Notes and 2019 Notes, a guarantor may be released from its guarantee obligations only under certain customary circumstances specified in the indentures, namely upon (1) the sale or other disposition (including by way of merger, amalgamation or consolidation) of such guarantor, (2) the designation of such guarantor as an unrestricted subsidiary in accordance with the terms of the indentures, (3) a legal defeasance or covenant defeasance or (4) the full satisfaction of TCM's obligations under the respective indenture.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of TCM for the three months ended March 31, 2016, and should be read in conjunction with TCM's condensed consolidated financial statements and the notes thereto included in Item 1 herein and the discussion of Risk Factors included in Part II, Item 1A herein. Additionally, the following discussion should be read in conjunction with the consolidated financial statements, the related "Management's Discussion and Analysis of Financial Condition and Results of Operation, the discussion of Risk Factors and the discussion of TCM's Business and Properties in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K").
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
Forward-Looking Statements
Certain statements in this report (including information incorporated by reference) are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and applicable Canadian securities legislation, and are intended to be covered by the safe harbors provided by these regulations. All statements other than statements of historical fact set forth or incorporated herein by reference are forward-looking statements. These forward-looking statements may, in some cases, be identified by the use of terms such as "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Our forward-looking statements may include, without limitation, statements with respect to: future financial or operating performance of the Company or its subsidiaries and its projects; future liquidity; access to existing or future financing arrangements and ability to refinance or reduce debt on favorable terms or at all; future inventory, production, sales, payments from customers, cash costs, capital expenditures and exploration expenditures; future earnings and operating results; expected mining and concentrate grades and recoveries; estimates of mineral reserves and mineral resources, including estimated mine life and annual production; expectations regarding the optimization of Mount Milligan Mine and construction of a permanent secondary crushing circuit, including the effects of secondary crushing; future concentrate shipment dates and shipment sizes; future operating plans and goals, including expected financial and operating results of the molybdenum business; expected costs, including any severance costs; personnel decisions, including reductions in work force; future copper, gold, and molybdenum prices; and future foreign exchange rates.
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Important factors that could cause actual results and events to differ from those described in such forward-looking statements can be found in the section entitled "Risk Factors" in our 2015 Form 10-K, Quarterly Reports on Form 10-Q and other documents filed on EDGAR at www.sec.gov and on SEDAR at www.sedar.com. Although we have attempted to identify those material factors that could cause actual results or events to differ from those described in such forward-looking statements, there may be other factors, currently unknown to us or deemed immaterial at the present time that could cause results or events to differ from those anticipated, estimated or intended. Many of these factors are beyond our ability to control or predict. Given these uncertainties, the reader is cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Highlights for the First Quarter 2016

•
Total cash and cash equivalents at March 31, 2016 were $139.1 million, compared to $176.8 million at December 31, 2015. Total debt, including capital lease obligations but excluding unamortized debt issuance costs and debt discounts, was $879.6 million at March 31, 2016, compared to $885.9 million at December 31, 2015.

•	Working capital at March 31, 2016 was $168.7 million, compared to $174.7 million at December 31, 2015.

•	Cash used in operating activities was $15.7 million in the first quarter of 2016, compared to cash used in operating activities of $5.3 million in the first quarter of 2015.

•
Consolidated revenues for the first quarter of 2016 were $97.4 million, compared to $123.0 million in the first quarter of 2015. Copper and gold sales contributed $73.4 million in revenue in the first quarter of 2016, compared to $68.2 million in the first quarter of 2015. Molybdenum sales were $19.6 million for the first quarter of 2016, compared to $42.8 million in the first quarter of 2015. During the first quarter of 2016, we completed three shipments of copper-gold concentrate and recorded three sales, compared to four shipments and three sales in the first quarter of 2015.

•
Sales volumes and average realized sales prices for copper and gold for the first quarter of 2016 were 15.0 million pounds of copper at an average realized price of $2.17 per pound and 44,391 ounces of gold at an average realized price of $1,026 per ounce, compared to 14.8 million pounds of copper at an average realized price of $2.47 per pound and 36,750 ounces of gold at an average realized price of $986 per ounce for the first quarter of 2015. In the first quarter of 2016, we sold 3.0 million pounds of molybdenum, which consisted of roasted molybdenum concentrate sourced from third parties, at an average realized price of $6.47 per pound. In the first quarter of 2015, we sold 4.3 million pounds of molybdenum, which consisted of inventory produced at our mines in 2014 in addition to third-party sourced product, at an average realized price of $10.00 per pound.

•	Consolidated operating income for the first quarter of 2016 was $7.4 million, compared to $5.2 million for the first quarter of 2015.

•
Net income for the first quarter of 2016 was $35.1 million, or $0.16 per diluted share, compared to net loss of $87.2 million, or $0.41 per diluted share, for the first quarter of 2015. The net income for the first quarter of 2016 and the net loss for the first quarter of 2015 included primarily unrealized non-cash foreign exchange gains and losses of $59.4 million and $88.2 million, respectively, primarily on intercompany notes.

•
Non-GAAP adjusted net loss for the first quarter of 2016 was $19.3 million, or $0.09 per diluted share, compared to non-GAAP adjusted net loss for the same period of 2015 of $14.2 million, or $0.07 per diluted share. Non-GAAP adjusted net income (loss) excludes foreign exchange gains and losses, net of related income tax effects. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP adjusted net income (loss).

•
Payable production at Mount Milligan Mine for the first quarter of 2016 was 19.1 million pounds of copper and 53,329 ounces of gold, compared to payable production of 15.4 million pounds of copper and 46,119 ounces of gold for the first quarter of 2015.

•
Non-GAAP unit cash cost per pound of copper produced for the first quarter of 2016, on a by-product basis, net of gold credits, was $0.78 per pound and, on a co-product basis, $1.41 per pound of copper and $523 per ounce of gold. Non-GAAP unit cash cost in the first quarter of 2015 was, on a by-product basis, $1.12 per pound and on a co-product basis, $1.64 per pound of copper and $498 per ounce of gold. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

•
Capital expenditures for the first quarter of 2016 were $15.6 million, composed of $15.2 million for Mount Milligan Mine and $0.4 million for TC Mine, compared to $13.2 million for the first quarter of 2015.

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
We have three reportable segments, based on products and geography: Copper-Gold, US Molybdenum and Canadian Molybdenum. The Copper-Gold segment represents the Mount Milligan Mine and includes the sale of copper-gold products, net of refining costs, and all expenditures, including all mining, milling, mine site general and administration, transportation and warehousing. The US Molybdenum segment includes the sale of third party molybdenum purchases, tolling and calcining revenue from Langeloth, all roasting and on-site administrative expenditures from Langeloth, molybdenum beneficiation costs and costs for idle mining operations from TC Mine. The Canadian Molybdenum segment includes all 2015 molybdenum sales from the 75% owned Endako Mine, which was placed on care and maintenance effective July 1, 2015, and our 75% share of expenditures from Endako Mine, including all mine site general and administration costs, severance costs, transportation costs, and costs for idle mining operations. Our 75% share of the care and maintenance and temporary suspension costs at Endako Mine along with the care and maintenance costs at TC Mine are reflected in costs for idle mining operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016.
Copper-Gold
During the first quarter of 2016, we completed three shipments of copper-gold concentrate and recorded three sales, compared to four shipments of copper-gold concentrate and three sales in the first quarter of 2015.

For the first quarter of 2016, compared to the first quarter of 2015, payable copper production increased 23.7% primarily due to improved throughput, partially offset by lower copper recoveries. Non-GAAP copper cash costs on a by-product basis decreased 30.4% quarter over quarter, primarily due to a 25.8% increase in gold sales together with a favorable Canadian exchange rate. On a co-product basis, non-GAAP copper cash costs decreased by 14.0%, primarily due to higher payable copper production and a favorable Canadian exchange rate together with a higher proportion of gold production, compared to copper production during the first quarter of 2016, compared to the first quarter of 2015, which affects the allocation of costs on a co-product basis.

For the first quarter of 2016, compared to the first quarter of 2015, payable gold production increased 15.6% and gold non-GAAP cash costs on a co-product basis increased by 5.0%. Quarter over quarter, the increase in gold non-GAAP unit cash costs on a co-product basis was primarily due to a higher proportion of gold production compared to copper production in the first quarter of 2016, compared to the first quarter of 2015.

Average daily throughput for the first quarter of 2016 significantly improved to 58,099 tonnes, compared to 39,569 tonnes for the first quarter of 2015. The modifications and enhancements that were made in 2015 to remedy operational challenges experienced during the first quarter of 2015 proved successful, and as a result, daily mill throughput increased 46.8%, and copper and gold payable production increased 23.7% and 15.6%, respectively, in the first quarter of 2016, compared to the first quarter of 2015. Copper and gold recoveries for the first quarter of 2016 were lower as compared to the first quarter of 2015, as a result of changes in the operational conditions primarily from increased throughput. Gold recoveries in the first quarter of 2016 were further negatively impacted as a result of lower gold grades as compared to the first quarter of 2015. During 2015, our primary focus at Mount Milligan was to increase daily mill throughput. We intend to continue to optimize the mine and mill throughout 2016 and expect that recoveries will increase.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

As discussed in our 2015 Form 10-K, in the fourth quarter of 2015 we made the decision to order the long-lead items for the permanent crusher and take additional steps in preparation for construction, and in February 2016 we made the decision to commence construction. We expect the construction and commissioning of the permanent secondary crusher to be completed in the fourth quarter of 2016. We believe that a permanent secondary crushing circuit will enable us to consistently achieve average daily throughput of approximately 62,500 tonnes per day ("tpd") and allow for reliable increases in mill throughput at lower operating cost than what we could achieve with the temporary secondary crushing circuit. The total estimated capital cost for the project is expected to be in the range of $60 - $65 million, inclusive of approximately $9.7 million incurred during the first quarter of 2016 and $15.0 million incurred in 2015. Capital costs incurred for the permanent secondary crusher through March 31, 2016 related to engineering, design/supply of major equipment, placement of schedule-critical concrete and delivery of initial loads of structural steel and conveyors. As of March 31, 2016 and December 31, 2015, we had accruals related to the permanent crusher of $5.4 million and $6.2 million, respectively.

See “Selected Condensed Consolidated Financial and Operational Information” and “Segment Discussion” in this MD&A for additional information for our copper-gold operations during the first quarter of 2016 and 2015.
Molybdenum
In 2015, we transformed our business strategy for molybdenum to maximize the location and efficiency of our Langeloth Facility near Pittsburgh, Pennsylvania. We provide tolling services for customers by converting molybdenum concentrates to molybdenum oxide powder and briquettes and ferromolybdenum products. Additionally, we also purchase molybdenum concentrates to convert to upgraded products which are then sold in the metallurgical and chemical markets. Going forward, we expect Langeloth to generate sufficient cash flow to continue to substantially cover the annual costs of care and maintenance at our two molybdenum mines, enabling us to hold our molybdenum business on a cash neutral basis and allowing us to retain the optionality to re-start our mines if a more favorable market presents itself. Additionally, as of January 2016, we are operating a commercial molybdenum beneficiation circuit at our TC Mine to treat molybdenum concentrates to supplement the concentrate feed we source directly for our Langeloth facility. This beneficiation process at TC Mine has allowed us to process high copper molybdenum concentrate, which is then transported to Langeloth for processing.

During the first quarter of 2016, the molybdenum business used net cash flows (net of capital expenditures) of $4.3 million, primarily as a result of the change in the molybdenum working capital accounts driven by the business cycle of receivables and payments.

As previously disclosed, both our Endako Mine and TC Mine are on care and maintenance and for the first quarter of 2016 we incurred approximately $1.8 million and $0.6 million of care and maintenance costs at TC Mine and Endako Mine, respectively.
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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The average published price for our products has fluctuated as follows for the periods shown:

	Copper (1)	Gold (2)	Molybdenum oxide (3)
April 2016	$2.20	$1,242	$5.60
First quarter 2016	$2.12	$1,181	$5.32
Fourth quarter 2015	$2.22	$1,105	$4.82
Third quarter 2015	$2.39	$1,125	$5.82
Second quarter 2015	$2.74	$1,192	$7.48
First quarter 2015	$2.64	$1,219	$8.22
______________________________________________________________________________
(1) Average Metals Bulletin Daily published price for London Metal Exchange (LME) settlement per pound.
(2) Average Metals Bulletin Daily published price for daily average London price per troy ounce.
(3) Average Platts Metals Week published price per pound for molybdenum oxide.
We have a hedging program in place to provide downside protection for copper and gold prices for 2016. See Note 5 for more information regarding our copper and gold financial instruments.
Liquidity
Our cash and cash equivalents balance was $139.1 million at March 31, 2016, compared to $176.8 million at December 31, 2015. The decrease in our cash balance is primarily due to the timing of concentrate shipments and the decrease in our working capital from December 31, 2015 to March 31, 2016 primarily due to the build up of copper-gold inventory at the end of the first quarter of 2016, together with capital expenditures and equipment financing repayments in the first quarter of 2016.
Copper and gold prices, the operating performance of our Mount Milligan Mine, the US$ to C$ foreign exchange rate and the scheduled maturities of our outstanding Senior Notes (as outlined in Liquidity and Capital Resources) are the critical drivers of our liquidity and credit quality. We believe that estimated cash flow from our Mount Milligan Mine, together with cash on hand as of March 31, 2016, will provide sufficient liquidity to fund our planned capital expenditures, working capital needs and scheduled debt and interest payments until our outstanding Senior Notes come due, beginning in December 2017. This liquidity outlook assumes a spot price of approximately $2.15 per pound for copper, a spot price of approximately $1,250 per ounce for gold, a US$ to C$ foreign exchange rate of approximately US$1.00 = C$1.28, and financial assurance obligations, including assurances related to our reclamation obligations, substantially consistent with our current obligations.

The significant decline in copper prices in 2015 and the continuing and expected weakness in the base metals market have materially impacted our ability to generate sufficient cash flow from operations to fully repay our outstanding Senior Notes when they come due, and, as a result, our credit quality has declined and our long-term liquidity has been adversely affected. As previously disclosed, we have engaged financial advisors to assist us in evaluating strategic and financial alternatives available to us to, among other things, de-lever the balance sheet and complete a capital refinance/restructure in order to insure that we can continue to operate with sufficient liquidity in the longer term while providing a platform for future growth opportunities. Our ability to refinance or restructure our debt or obtain additional financing is subject to a number of risks and uncertainties, and there can be no assurance that we will successfully complete a restructuring or refinancing on favorable terms or at all. Please refer to the "Liquidity and Capital Resources" section in this MD&A and Part I, Item 1.A “Risk Factors” of our 2015 Form 10-K for further discussion.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Outlook
The following table presents our guidance for the full year 2016, which remains unchanged from our guidance issued previously. See footnotes below for changes in underlying foreign exchange rate and gold price assumptions:

Year Ending December 31, 2016 (Estimated)
Mount Milligan Mine Copper and Gold (1)
Concentrate production (000's dry tonnes)	125 - 135
Copper payable production (000's lb)	55,000 - 65,000
Gold payable production (000's oz) (1)	240 - 270
Unit cash cost - By-product ($/payable lb copper produced): (2)	$0.25 - $0.70

Cash Capital Expenditures ($ in millions, plus or minus 10%):
Mount Milligan operations	$5
Mount Milligan tailings dam	$20
Mount Milligan secondary crusher (3)	$47
Total capital expenditures	$72

(1)	Estimates for cash costs and capital expenditures assume an average foreign exchange rate of US$1.00 = C$1.28 for 2016.

(2)
Assumes gold by-product credits at a weighted average gold price of approximately $825/oz, which takes into account the $435/oz under the streaming arrangement with Royal Gold ("Gold Stream Arrangement").

(3)	Excluded $6.2 million in accruals as of December 31, 2015 that were paid in 2016.

See Item 1A of our 2015 Form 10-K for a discussion of risk factors relating to our production and cost guidance.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Summary of Quarterly Results
(US$ in millions, except per share, per pound and per ounce amounts—unaudited)

	Mar 31 2016	Dec 31 2015	Sep 30 2015	Jun 30, 2015	Mar 31 2015
Financial Information
Revenues	$97.4	$95.3	$141.7	$134.1	$123.0
Operating income (loss)	$7.4	$3.2	$10.5	$12.1	$5.2
Net income (loss)	$35.1	$12.9	$(60.9)	$0.3	$(87.2)
Net income (loss) per share:
—basic	$0.16	$0.06	$(0.28)	$0.00	$(0.41)
—diluted	$0.16	$0.06	$(0.28)	$0.00	$(0.41)
Cash (used in) generated by operating activities	$(15.7)	$(19.7)	$38.5	$23.9	$(5.3)
Adjusted Non-GAAP Measures (1)
Adjusted net (loss) income	$(19.3)	$(17.1)	$(5.0)	$(13.5)	$(14.2)
Adjusted net (loss) income per share
—basic	$(0.09)	$(0.08)	$(0.02)	$(0.06)	$(0.07)
—diluted	$(0.09)	$(0.08)	$(0.02)	$(0.06)	$(0.07)
Operational Statistics
Copper
Payable production (000's lb) (2)	19,062	19,473	16,363	20,159	15,405
Cash cost ($/payable lb produced) - By-Product (1)	$0.78	$0.79	$(0.16)	$0.48	$1.12
Cash cost ($/payable lb produced) - Co-Product (1)	$1.41	$1.39	$1.66	$1.55	$1.64
Copper sold (000's lb)	14,962	16,123	24,427	21,195	14,791
Average realized sales price ($/lb) (1)	$2.17	$1.92	$2.09	$2.63	$2.47
Gold
Payable production (oz) (2)	53,329	58,254	53,791	59,917	46,119
Cash cost ($/payable oz produced) - Co-Product (1)	$523	$463	$527	$434	$498
Gold sold (oz)	44,391	51,781	75,451	57,920	36,750
Average realized sales price ($/oz) (1)	$1,026	$932	$926	$975	$986
Molybdenum
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	—	244	592	576	2,552
Purchased and processed product	3,036	2,410	2,342	1,679	1,733
	3,036	2,654	2,934	2,255	4,285
Average realized sales price ($/lb)	$6.47	$6.39	$7.86	$9.23	$10.00
___________________________________________________________

(1)	See "Non-GAAP Financial Measures" for the definition and reconciliation of these non-GAAP measures.

(2)
Payable production for copper and gold reflects estimated metallurgical losses resulting from handling of the concentrate and payable metal deductions, subject to metal content, levied by smelters. The current payable percentage applied is approximately 95.0% for copper and 96.5% for gold.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Selected Condensed Consolidated Financial and Operational Information
(US$ in millions, except per share, per pound and per ounce amounts)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Financial Information
Revenues
Copper sales	$28.1	$32.2
Gold sales	45.3	36.0
Molybdenum sales	19.6	42.8
Tolling, calcining and other	4.4	12.0
Total revenues	97.4	123.0
Costs and expenses
Cost of sales
Operating expenses	57.5	83.0
Depreciation, depletion and amortization	19.8	20.0
Total cost of sales	77.3	103.0
Total costs and expenses	90.0	117.8
Operating income	7.4	5.2
Other (income) expense	(35.2)	109.1
Income (loss) before income and mining taxes	42.6	(103.9)
Income and mining tax expense (benefit)	7.5	(16.7)
Net income (loss)	$35.1	$(87.2)
Net income (loss) per share
Basic	$0.16	$(0.41)
Diluted	$0.16	$(0.41)
Cash used in operating activities	$(15.7)	$(5.3)
Adjusted Non-GAAP Measures: (1)
Adjusted net (loss) income (1)	$(19.3)	$(14.2)
Adjusted net (loss) income per share—basic (1)	$(0.09)	$(0.07)
Adjusted net (loss) income per share—diluted (1)	$(0.09)	$(0.07)

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)
Operational Statistics
Copper
Payable production (000's lb) (2)	19,062	15,405
Cash cost ($/payable lb produced) - By-Product (1)	$0.78	$1.12
Cash cost ($/payable lb produced) - Co-Product (1)	1.41	$1.64
Copper sold (000's lb)	14,962	14,791
Average realized sales price ($/lb) (2)	$2.17	$2.47
Gold
Payable production (oz)	53,329	46,119
Cash cost ($/payable oz produced) - Co-Product (1)	$523	$498
Gold sold (oz)	44,391	36,750
Average realized sales price ($/oz) (1)	$1,026	$986
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	$—	$2,552
Purchased and processed product	3,036	1,733
	3,036	4,285
Average realized sales price ($/lb)	$6.47	$10.00
_______________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)
Payable production for copper and gold reflects estimated metallurgical losses resulting from handling of the concentrate and payable metal deductions, subject to metal content, levied by smelters. The current payable percentage applied is approximately 95.0% for copper and 96.5% for gold

	As of
	March 31, 2016	December 31, 2015
Cash and cash equivalents	$139.1	$176.8
Total assets	$2,473.3	$2,366.6
Total debt, net of unamortized debt issuance costs and discounts (1)	$869.7	$874.8
Total liabilities	$1,791.9	$1,791.3
Shareholders' equity	$681.4	$575.3
Shares outstanding (000's)	222,475	221,622
(1) Includes capital lease obligations under equipment facility.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Three Months Ended March 31, 2016 (Unaudited)
Net Income (Loss)
Net income for the first quarter of 2016 was $35.1 million, or $0.16 per diluted share, compared to a net loss of $87.2 million, or $0.41 per diluted share, for the first quarter of 2015. The net income for the first quarter of 2016 was primarily due to operating income of $7.4 million and non-cash foreign exchange gains of $59.4 million, partially offset by interest and finance fee expense of $21.1 million and income tax expense of $7.5 million. The net loss for the first quarter of 2015 primarily related to non-cash foreign exchange losses of $88.2 million and interest and finance fee expense of $22.6 million, partially offset by operating income of $5.2 million. Quarter over quarter, the increase in operating income is primarily due to a $5.2 million increase in copper-gold sales and a $3.2 million decrease in the costs for idle mining operations, which were somewhat offset by a decrease in molybdenum sales and tolling revenues, net of related molybdenum operating expenses.
Non-GAAP adjusted net loss for the first quarter of 2016 (which excluded foreign exchange gains related to intercompany notes, net of tax impacts) was $19.3 million, or $0.09 per diluted share. Non-GAAP adjusted net loss for the first quarter of 2015 was $14.2 million, or $0.07 per diluted share. See "Non-GAAP Financial Measures" for the definition and reconciliation of non-GAAP adjusted net (loss) income.
Revenues
Revenues in the first quarter of 2016 were $97.4 million, down 20.8% compared to revenues of $123.0 million for the first quarter of 2015. The quarter over quarter decrease in revenues was driven primarily by lower molybdenum sales due to the care and maintenance status of our molybdenum mines. Copper and gold sales increased by $5.2 million during the first quarter of 2016, with the sale of 15.0 million pounds of copper and 44,391 ounces of gold at average realized sales prices of $2.17 per pound of copper and $1,026 per ounce of gold. During the first quarter of 2015, we sold 14.8 million pounds of copper and 36,750 ounces of gold at average realized sales prices of $2.47 per pound of copper and $986 per ounce of gold.
In the first quarter of 2016, we sold approximately 3.0 million pounds of molybdenum sourced entirely from third party purchased product. In the first quarter of 2015, we sold approximately 4.3 million pounds of molybdenum, of which 2.6 million pounds, consisted of 2014 production from our molybdenum mines. In the first quarter of 2016, the average realized sales price for molybdenum was $6.47 per pound compared to $10.00 per pound for the first quarter of 2015.
Operating Expenses
Operating expenses for the first quarter of 2016 were $57.5 million, down 30.7% from the same quarter in 2015. Quarter over quarter, the decrease in operating expenses is primarily due to lower operating expenses for our molybdenum business together with favorable Canadian foreign exchange rates. Our molybdenum mines are currently on care and maintenance, and all of the molybdenum inventory that was produced from our mines in 2014 was sold in 2015.
Lower-of-cost-or-market product inventory write downs within operating expenses for each reportable segment during the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
US Molybdenum	$0.7	$3.8
Canadian Molybdenum	—	1.4
	$0.7	$5.2
Molybdenum product inventory write-downs in the first quarter of 2016 were related to third party purchased product and costs of molybdenum beneficiation and roasting. Molybdenum product inventory write-downs in the first quarter of 2015 were a combination of write-downs on third party purchased product and inventory from our molybdenum mines and were primarily the result of declining prices.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Quarter over quarter operating expenses were impacted by foreign exchange rates. The foreign exchange rate averaged US$1.00 = C$1.37 for the first quarter of 2016, compared to an average rate of US$1.00 = C$1.24 for the same period in 2015.
The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the first quarter of 2016 was $0.78 per pound of payable copper produced on a by-product basis (net of gold credits), $1.41 per pound of payable copper produced on a co-product basis and $523 per ounce of payable gold produced on a co-product basis. The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the first quarter of 2015 was $1.12 per pound of payable copper produced on a by-product basis, $1.64 per pound of payable copper produced on a co-product basis and $498 per ounce of payable gold produced on a co-product basis. Quarter over quarter, the decrease in non-GAAP copper cash costs on a by-product basis was primarily related to higher gold sales together with a favorable Canadian exchange rate.
Depreciation, Depletion and Amortization Expense ("DD&A")
DD&A in the first quarter of 2016 was $19.8 million, compared to $20.0 million in the first quarter of 2015. Quarter over quarter the decrease in DD&A is primarily related to lower sales of molybdenum in the first quarter of 2016 and a decrease in ongoing DD&A from our molybdenum mines as a result of the care and maintenance status of these mines, partially offset by an increase in DD&A from our Mount Milligan Mine due to higher copper and gold sales volume in the first quarter of 2016, compared to the first quarter of 2015.
Lower-of-cost-or-market molybdenum product inventory write downs within DD&A for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
US Molybdenum	$—	$0.3
Canadian Molybdenum	—	0.1
	$—	$0.4
Molybdenum product inventory write-downs in the first quarter of 2015 were primarily the result of declining prices as discussed previously.
General and Administrative Expense
General and administrative expense in the first quarter of 2016 was $4.1 million, compared to $5.6 million in the first quarter of 2015. Quarter over quarter, the decrease in general and administrative expense was primarily due to a decrease in compensation and consulting expense and NYSE listing fees. General and administrative expense for each of the first quarter of 2016 and 2015 included $0.9 million and $0.7 million in stock-based compensation expense, respectively. Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based award applies.
Strategic Initiative Related Costs
In connection with the evaluation of strategic and financial alternatives, we incurred fees and other related costs of $3.4 million during the first quarter of 2016. No such expense was incurred in the first quarter of 2015.
Costs for Idle Mining Operations
Costs for idle mining operations in the first quarter of 2016 were $2.4 million, compared to $5.6 million in the first quarter of 2015. In the first quarter of 2016 and 2015, we incurred $1.8 million and $2.4 million, respectively, in care and maintenance costs at TC Mine and $0.6 million and $3.2 million, respectively, in care and maintenance and temporary suspension costs at Endako Mine. The Endako Mine was placed on care and maintenance effective July 1, 2015. Refer to our 2015 Form 10-K for further discussion.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Interest and Finance Fees

Interest and finance fees were $21.1 million in the first quarter of 2016, compared to $22.6 million in the first quarter of 2015. Quarter over quarter, the decrease in interest expense was primarily due to debt reductions related to repurchases of our Senior Notes in 2015 and 2014. See our 2015 Form 10-K for additional details on these repurchases. In the first quarter of 2016 and 2015, we capitalized $0.5 million and $0.3 million, respectively, of interest and amortization of debt issuance costs. We capitalize interest expense allocable to the cost of developing mining properties and to construct new facilities until assets are ready for their intended use. This capitalized interest will be amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.

Foreign Exchange Gains and Losses

For the first quarter of 2016 and 2015, we recognized $59.4 million of foreign exchange gains and $88.2 million of foreign exchange losses, respectively. The foreign exchange gains in the first quarter of 2016 consisted of $54.4 million of unrealized foreign exchange gains on intercompany notes, $5.4 million of unrealized gains on forward currency contracts, $0.2 million in realized foreign exchange gains related to other operating items, partially offset by $0.6 million in realized foreign exchange losses related to forward currency contracts. The foreign exchange losses in the first quarter of 2015 consisted of $86.6 million of unrealized foreign exchange losses on intercompany notes and $1.6 million of realized losses on forward currency contracts.
The primary drivers of respective non-cash foreign currency gains and losses in the comparable quarters were intercompany notes that are C$ denominated and were entered into as part of a strategy to manage cash balances to fund our operations and provide future tax benefits. Quarter over quarter, the increase in foreign exchange gains was primarily due to the weakening of the C$ against the US$ in the first quarter of 2016 compared to the first quarter of 2015.The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.30 at March 31, 2016 compared to US $1.00 = C$1.38 at December 31, 2015. The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.27 at March 31, 2015 compared to US$1.00 = C$1.16 at December 31, 2014.

Other

Other expense in the first quarter of 2016 was $3.2 million, compared to other income of $1.3 million in the first quarter of 2015. The $3.2 million of other expense for the first quarter of 2016 comprised unfavorable mark-to-market losses on our commodity price hedges of which $0.9 million were realized losses, $2.0 million were unrealized losses and $0.3 million were fees paid in connection with a gold collar. The $1.3 million in other income in the first quarter of 2015 represented overall favorable mark-to-market income related to copper and gold commodity price hedges, of which $3.4 million was realized income, partially offset by $2.1 million of unrealized loss.

Income and Mining Tax Expense (Benefit)

For the first quarter of 2016, we had a tax expense of $7.5 million, compared to a tax benefit of $16.7 million for the first quarter of 2015. We had substantially similar effective tax rates of 17.6% and 16.1% for the first quarter of 2016 and 2015, respectively. While there is a difference in valuation allowances in the comparable periods due to the change in legal structure in late 2015 (see our 2015 Form 10-K), quarter over quarter, our effective tax rates remained comparable due to the effect of proportionally large foreign exchange gains and losses in both periods. The tax expense (benefit) for the first quarter of 2016 and 2015 included a $1.2 million gain and a $1.6 million loss, respectively, related to foreign exchange on deferred tax liabilities.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Operating Segment Discussion
The following discussion presents operating and financial results for the three months ended March 31, 2016 and 2015 for each operating reportable segment. This discussion does not include our idle operations.
Copper-Gold
Mount Milligan Mine
The following table summarizes Mount Milligan Mine's operating and financial results for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Unaudited)	2016	2015
Operational Statistics
Mined
Ore tonnes (000's)	4,929	4,328
Waste tonnes (000's)	5,282	3,195
Strip ratio	1.07	0.74
Milled (000's tonnes)	5,287	3,561
Average daily mill throughput (tonnes)	58,099	39,569
Copper ore grade (%)	0.23%	0.26%
Gold ore grade (g per tonne)	0.55	0.63
Copper recovery (%)	75.0%	79.3%
Gold recovery (%)	59.3%	66.7%
Concentrate production (dry tonnes)	40,079	30,345
Copper payable production (000's lb) (1)	19,062	15,405
Gold payable production (oz) (1)	53,329	46,119
Copper cash cost ($/payable lb produced) - By-Product (2)	$0.78	$1.12
Copper cash cost ($/payable lb produced) - Co-Product (2)	$1.41	$1.64
Gold cash cost ($/payable oz produced) - Co-Product (2)	$523	$498
Copper sold (000's lb)	14,962	14,791
Gold sold (oz)	44,391	36,750
Copper average realized sales price ($/lb) (2)	$2.17	$2.47
Gold average realized sales price ($/oz) (2)	$1,026	$986
_____________________________________________________________________________

(1)
Payable production for copper and gold reflects estimated metallurgical losses resulting from handling of the concentrate and payable metal deductions, subject to metal content, levied by smelters. The current payable percentage applied is approximately 95.0% for copper and 96.5% for gold.

(2)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

Copper and Gold Production and Cash Costs

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015, there was a 32.1% increase in concentrate production (dry tonnes), a 23.7% increase in payable copper production, a 15.6% increase in payable gold production and a 46.8% increase in mill throughput. Quarter over quarter, copper and gold recoveries were lower primarily due to the operational performance of the ball mill, regrind and flotation circuits with increased throughput. The variables affecting circuit performance are being evaluated and action plans developed to improve metal recovery. We expect staged improvements to be achieved throughout the year.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Non-GAAP unit cash costs for the first quarter of 2016 compared to the first quarter of 2015 were $0.78 per pound, compared to $1.12 per pound of copper on a by-product basis, respectively, $1.41 per pound, compared to $1.64 per pound of copper on a co-product basis, respectively, and $523 per ounce compared to $498 per ounce of gold on a co-product basis, respectively. By-product cash costs for the quarter ended March 31, 2016 were favorably impacted by an increase in ounces of gold sold in the first quarter of 2016, compared to the first quarter of 2015. Co-product cash costs for copper for the quarter ended March 31, 2016 were favorably impacted by higher payable copper production in the first quarter of 2016, compared to the first quarter of 2015, together with a higher proportion of gold production, compared to copper production in the first quarter of 2016 compared to the first quarter of 2015, which affects the allocation of costs on a co-product basis. Quarter over quarter, the increase in gold unit cash costs on a co-product basis was primarily due to a higher proportion of gold production, compared to copper production in the comparable quarters.
Operating expenses were positively impacted by favorable foreign exchange rates, as the US$ strengthened against the C$ in the first quarter of 2016, compared to the first quarter of 2015. The average foreign exchange rate was US$1.00 = C$1.37 for the first quarter of 2016, compared to US$1.00 = C$1.24 for the first quarter of 2015, resulting in a favorable impact on operating costs of approximately $3.4 million for the first quarter of 2016.
Copper and Gold Sold
During the three months ended March 31, 2016, compared to the three months ended March 31, 2015, copper sales volumes increased by 1.2% and gold sales volumes increased by 20.8%. Quarter over quarter, for copper, the 12.1% lower average realized sales price was slightly offset by higher copper sales volumes that resulted in an overall decrease in copper sales revenue. Quarter over quarter, for gold, the increase in sales volumes in addition to a 4.1% higher average realized sales price resulted in an increase in gold sales revenue. While the average realized prices for copper for the first quarter of 2016 were impacted by falling metal prices, average realized prices for gold were favorably impacted by an increase in the market price of gold in the first quarter of 2016. See “Non-GAAP Financial Measures” for the definition and reconciliation of the non-GAAP average realized sales prices.
Capital Expenditures
During the three months ended March 31, 2016, we made C$20.9 million of capital expenditures for Mount Milligan Mine, consisting of C$14.5 million related to the permanent secondary crushing circuit, C$5.4 million related to the tailings storage facility and C$1.0 million for ongoing operations. During the three months ended March 31, 2015, we made C$15.5 million of capital expenditures for Mount Milligan Mine, consisting of C$12.6 million for ongoing operations, C$2.3 million for engineering work for the permanent secondary crushing circuit and C$0.6 million related primarily to the payment of accruals from 2014.
US Molybdenum Operating Activities
Langeloth Facility
Operating results for the Langeloth Facility represent activities related to the roasting and processing of third-party concentrate and other metals at the Langeloth Facility. For the first quarter of 2016, this excluded product volumes and costs related to the roasting and processing of TC Mine and Endako Mine product inventory. However, the molybdenum pounds and the costs for the molybdenum beneficiation circuit at TC Mine, treating molybdenum concentrates to supplement the concentrate feed we source directly for our Langeloth facility, are included in the Langeloth Facility operating results.
The following is a summary of the Langeloth Facility's operating results for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Unaudited)	2016	2015
Operational Statistics
Molybdenum sold from purchased product (000's lb)	3,036	1,733
Realized price on molybdenum sold from purchased product ($/lb)	$6.47	$9.49
Toll roasted and upgraded molybdenum processed (000's lb)	1,633	6,795
Roasted metal products processed (000's lb)	1,696	3,134

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Quarter over quarter, molybdenum sold from third-party purchased molybdenum concentrate increased primarily due to the shift in our Langeloth business model and the operation of the beneficiation circuit. The average realized sales price of molybdenum sold from purchased product was $6.47 per pound for the first quarter 2016, compared to $9.49 per pound for the first quarter of 2015 primarily due to the adverse market conditions for molybdenum.
Quarter over quarter, the volume of toll roasted and upgraded molybdenum processed decreased by approximately 76.0% due to decreased demand. The volume of roasted metal products processed during the first quarter of 2016 decreased by 45.9%, compared to the same period in 2015 due to decreased demand.
Liquidity and Capital Resources
Our financial position was as follows:

	As of
(US$ in millions)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$139.1	$176.8
Accounts receivable	$60.3	$52.7
Product Inventory	$74.6	$55.8
Accounts payable	$76.7	$72.0
Current portion of debt, including equipment financings	$25.3	$25.6
Total working capital	$168.7	$174.7
Total debt, including equipment financings, net of unamortized debt issuance costs and discounts	$869.7	$874.8
During the first quarter of 2016, our debt and liquidity positions were primarily affected by the following:

•	Cash used in operating activities of $15.7 million for the first quarter of 2016 which reflects lower average realized prices for copper and three shipments of concentrate and three sales;

•	The timing of copper-gold concentrate shipments and the build up of copper-gold inventory;

•	Capital expenditures of $15.6 million for the first quarter of 2016 primarily related to our Mount Milligan Mine permanent secondary crushing circuit; and

•	Cash used in financing activities which was primarily related to repayments of equipment financings.
We monitor our exposure to the prices of our products as well as the currencies in which we operate. During the first quarter of 2016, we entered into hedges to manage exposure to fluctuations in the prices of copper and gold and also purchased gold to satisfy our obligations under the Gold Stream Arrangement; we also entered into hedges to manage exposure to the potential strengthening of the Canadian dollar against the US dollar. See Note 5 within Item 1 for further discussion.
As previously disclosed, we believe that estimated cash flow from our Mount Milligan Mine, together with cash on hand as of March 31, 2016, will provide sufficient liquidity to fund our planned capital expenditures, working capital needs and scheduled debt and interest payments until our outstanding Senior Notes (outlined below) come due, beginning in December 2017. This liquidity outlook is based on the following assumptions: (i) estimated copper and gold production and operating and capital costs for fiscal years 2016 and 2017 based on our current mining plan; (ii) spot prices ranging from $2.00 to $2.40 per pound for copper; (iii) spot prices ranging from $1,000 to $1,300 per ounce for gold; (iv) foreign exchange rates ranging from US$1.00 = C$1.25-$1.30; and (v) financial assurance obligations, including assurances related to our reclamation obligations, substantially consistent with our current obligations. On April 25, 2016, the spot price for copper was $2.27 per pound and the closing price for gold was $1,235 per ounce and the foreign exchange rate was US$1.00 = C$1.27. Refer to Part I, Item 1.A “Risk Factors” in our 2015 Form 10-K for a discussion of risks and uncertainties that could adversely impact the assumptions underlying our liquidity outlook and affect our liquidity in the short and long term.
As previously noted in Highlights and Overview, copper and gold prices, the operating performance of our Mount Milligan Mine, the US$ to C$ foreign exchange rate and the scheduled maturities of our outstanding Senior Notes are the critical drivers of our liquidity and credit quality.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following table summarizes the scheduled maturities and interest rates of our Senior Notes (excluding the impact of any debt discounts and debt issuance costs) as of March 31, 2016:

Senior Notes (1)	Balance as of March 31, 2016 (in millions)	Maturity	Interest Rate
2017 Notes	$315.8	December 1, 2017	9.75%
2018 Notes	334.1	June 1, 2018	7.375%
2019 Notes	183.0	May 1, 2019	12.5%
Total	$832.9
(1) Refer to Note 8 in Item 1 for additional information and definitions. All three series of Senior Notes are guaranteed on a senior basis by substantially all of our subsidiaries. The 2017 Notes are secured by a first priority lien (subject to permitted liens) on substantially all of our assets while the 2018 Notes and 2019 Notes are unsecured. The indentures governing the Senior Notes contain certain restrictive covenants but do not contain any maintenance covenants with respect to our financial performance.
As discussed in Highlights and Overview, the significant decline in copper prices in 2015, and the continuing current and expected weakness in the base metals market has materially negatively impacted our ability to generate sufficient cash flow from operations to fully repay our outstanding Senior Notes when they come due, and, as a result, our credit quality has declined and our long-term liquidity has been adversely affected. These constraints on our liquidity in the long term limit our ability in the near term to make capital investments in our business, take advantage of opportunities for strategic growth, secure funding for capital projects on reasonable terms, and secure needed working capital to withstand prolonged downturns in the mining industry.
In November, 2015, we announced that we engaged financial advisors to assist us in evaluating strategic and financial alternatives available to us, including debt refinancing and restructuring, new capital transactions and asset sales, to, among other things, de-lever the balance sheet to insure that we can continue to operate with sufficient liquidity in the longer term while providing a platform for future opportunities. In connection with a debt restructuring or refinancing, we may seek to convert a significant portion of our outstanding debt to equity, including the exchange of debt for shares of our common stock. In addition, we may seek to reduce our cash interest cost and/or extend debt maturity dates by negotiating the exchange of outstanding debt for new debt with modified terms or other measures. At this time, we are unable to predict the outcome of any discussions with our creditors, the outcome of any strategic transactions that we may pursue or whether any such efforts will be successful. In addition, our ability to complete new capital and other transactions efficiently depends on a number of factors, including the state of global commodity, credit and equity markets, interest rates, credit spreads, and our credit ratings. If we are unable to refinance or restructure our outstanding Senior Notes, complete new capital transactions or other transactions or obtain additional financings on acceptable terms or at all, we will face significant liquidity challenges as we approach the maturity of our outstanding Senior Notes. Refer to Part I, Item 1.a “Risk Factors” in our 2015 Form 10-K for a discussion of additional risks relating to our liquidity.
Additionally, as of March 31, 2016, we have provided the appropriate regulatory authorities in the US and Canada with approximately $74.5 million in reclamation financial assurance in the form of surety bonds for our share of mine closure obligations in the jurisdictions in which we operate. As of March 31, 2016, the surety bonds required cash collateral of $10.0 million. Any perceived challenges to our liquidity in the short or long term could cause regulatory authorities and contractual counterparties to require additional financial assurances with respect to our obligations to them. To the extent that the value of any security provided to regulatory authorities is or becomes insufficient to cover the amount of financial assurance we are required to post, we would be required to replace or supplement the existing security with more expensive forms of security, which might include cash deposits, which would have an adverse effect on our liquidity. Refer to Part I, Item 1.A “Risk Factors” in our 2015 Form 10-K for additional discussion.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Operating Cash Flows
Cash used in operating activities for the three months ended March 31, 2016 was $15.7 million, compared to cash used in operating activities of $5.3 million for the three months ended March 31, 2015. Quarter over quarter, the increase in cash flow used in operations was primarily a result of a decrease in revenues driven by lower molybdenum sales due to the care and maintenance status of our molybdenum mines, lower tolling and calcining revenue and lower copper sales revenue due to falling copper prices, financial advisory and other related costs and approximately $12.0 million in build of copper-gold product inventory due to the timing of concentrate shipments. These unfavorable changes in the first quarter of 2016 were partially offset by an increase in gold sales during the first quarter of 2016 as compared to the first quarter of 2015 together with favorable foreign exchange rates which favorably impacted our operating costs. Additionally, for the three months ended March 31, 2016, cash flow from operations benefited $10.1 million and for the three months ended March 31, 2015, cash flow from operations was negatively impacted by $5.5 million in net payables for undelivered ounces related to the Gold Stream Arrangement.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2016 was $15.9 million, compared to cash used in investing activities of $6.8 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, we spent $15.6 million on property, plant, equipment and development expenditures primarily related to the permanent secondary crushing circuit and the tailings storage facility at our Mount Milligan Mine. During the three months ended March 31, 2015, we spent $13.2 million on property, plant, equipment and development expenditures primarily related to ongoing operating capital and the construction of the secondary crusher. During the three months ended March 31, 2016 and 2015, we made $0.4 million and $0.7 million, respectively, in payments of capitalized interest primarily related to Mount Milligan Mine.
There were no reclamation deposit payments or refunds in the first quarter of 2016. During the first quarter of 2015, $7.1 million of restricted cash was released composed primarily of a $5.7 million refund of outstanding letters of credit/demand guarantees facility and $1.4 million in release of holdback liabilities related to construction and development of Mount Milligan Mine and related permanent operations residence.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2016 was $6.2 million, compared to cash used in financing activities of $14.3 million for the three months ended March 31, 2015. Quarter over quarter, the decrease in cash used in financing activities was due primarily to $6.8 million in certain senior note repurchases in the first quarter of 2015. For descriptions of our debt and lease obligations, see Notes 7 and 8 within Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2016, we have commitments to purchase approximately 7.3 million pounds of molybdenum sulfide concentrate and 2.2 million pounds of molybdenum oxide from 2016 to 2017 to be priced at the time of purchase. In addition, we have fixed-priced contracts, under which we have committed to sell approximately 87.8 thousand pounds of molybdenum in 2016 at an average market price of $7.45 per pound.
Transactions with our Endako Mine Joint Venture Partner
During the three months ended March 31, 2016, TCM did not make any sales to Sojitz, TCM's Endako Mine joint venture partner. Total sales by TCM to Sojitz were $6.1 million for the three months ended March 31, 2015, and represented 5.0% of TCM's total revenues for the three months ended March 31, 2015. See Note 16 within Item 1 of this Form 10-Q for more information about transactions with this joint venture partner.

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
For the first three months of 2016 and 2015 and for the five quarters ended March 31, 2016, the significant items were the net gains and losses related to the impact of foreign exchange due primarily to intercompany notes and related tax effects. Additionally for the fourth quarter of 2015, in connection with a change in our legal structure we also had a significant non-cash release of tax valuation allowances which were generated in prior years primarily as a result of asset impairments.
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
The following table reconciles net (loss) income presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net (loss) income and adjusted net (loss) income per share—basic and diluted, for the three months ended March 31, 2016 and for the previous four quarters. All figures within the tables are unaudited and are presented in US$ in millions, except shares and per share amounts.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Non-GAAP reconciliation

	Three Months Ended
	Mar 31 2016	Dec 31 2015	Sep 30 2015	Jun 30 2015	Mar 31 2015
Net income (loss)	$35.1	$12.9	$(60.9)	$0.3	$(87.2)
Add (Deduct):
Tax valuation allowance	—	(51.6)	—	—	—
(Gain) loss on foreign exchange (1)	(60.6)	29.3	69.9	(17.2)	89.8
Tax expense (benefit) on foreign exchange loss (gain)	6.2	(7.7)	(14.0)	3.4	(16.8)
Non-GAAP adjusted net (loss) income	$(19.3)	$(17.1)	$(5.0)	$(13.5)	$(14.2)

Net income (loss) per share
Basic	$0.16	$0.06	$(0.28)	$0.00	$(0.41)
Diluted	$0.16	$0.06	$(0.28)	$0.00	$(0.41)
Adjusted net (loss) income per share
Basic	$(0.09)	$(0.08)	$(0.02)	$(0.06)	$(0.07)
Diluted	$(0.09)	$(0.08)	$(0.02)	$(0.06)	$(0.07)
Weighted-average shares
Basic	222.2	221.6	221.2	218.0	214.4
Diluted	222.2	221.6	221.2	218.0	214.4
_______________________________________________________________________________
(1) Included a foreign exchange gain of $1.2 million; a foreign exchange loss of $1.0 million and $1.1 million; a foreign exchange gain of $0.3 million and a foreign exchange loss of $1.6 million, presented in income and mining tax expense (benefit) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, respectively.
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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following tables provide a reconciliation of cash costs, unit cash costs, and operating expenses for Copper-Gold operations included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the determination of net income (loss) for the five quarters ended March 31, 2016.
Non-GAAP cash cost

	Three Months Ended
(US$ in millions)	Mar 31 2016	Dec 31 2015	Sep 30 2015	Jun 30 2015	Mar 31 2015
Direct mining costs (1)	$44.8	$44.5	$41.3	$45.0	$37.4
Truck and rail transportation and warehousing costs	3.5	2.7	3.9	3.8	4.4
Costs reflected in inventory and operations costs	$48.3	$47.2	$45.2	$48.8	$41.8
Refining and treatment costs	4.6	5.2	7.9	6.6	4.5
Ocean freight and insurance costs	1.8	1.8	2.5	1.8	2.0
Direct costs reflected in revenue and selling and marketing costs	$6.4	$7.0	$10.4	$8.4	$6.5
Non-GAAP cash costs	$54.7	$54.2	$55.6	$57.2	$48.3
Reconciliation to amounts reported (US$ in millions)
Direct costs	$(6.4)	$(7.0)	$(10.4)	$(8.4)	$(6.5)
Changes in inventory	(11.5)	(10.2)	14.1	1.8	(7.0)
Silver by-product credits (2)	(1.0)	(0.9)	(1.4)	(1.2)	(1.2)
Non cash costs and other	0.2	0.1	0.2	0.2	0.2
Copper-Gold segment US GAAP operating expenses	$36.0	$36.2	$58.1	$49.6	$33.8
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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

By-Product

	Three Months Ended
(US$ in millions, except pounds and per pound amounts)	Mar 31 2016	Dec 31 2015	Sep 30 2015	Jun 30 2015	Mar 31 2015
Copper payable production (000's lbs)	19,062	19,473	16,363	20,159	15,405
Non-GAAP cash cost	$54.7	$54.2	$55.6	$57.2	$48.3
Less by-product credits
Gold sales (1)	$45.5	$48.2	$69.9	$56.5	$36.2
Gold sales related to deferred portion of Gold Stream Arrangement (2)	(6.6)	(10.4)	(13.1)	(10.0)	(6.4)
Net gold by-product credits	$38.9	$37.8	$56.8	$46.5	$29.8
Silver by-product credits (3)	1.0	0.9	1.4	1.3	1.2
Total by-product credits	$39.9	$38.7	$58.2	$47.8	$31.0
Non-GAAP cash cost net of by-product credits	$14.8	$15.5	$(2.6)	$9.4	$17.3
Non-GAAP cash cost per pound, on a by-product basis	$0.78	$0.79	$(0.16)	$0.48	$1.12
_______________________________________________________________________________
(1) Excluded refining and treatment charges.
(2) The three months ended March 31, 2016 included a $1.5 million reduction related to five provisional invoices from 2015. The decrease resulted from a downward revision to the rate at which the deferred revenue liability resulting from the Gold Stream Arrangement was amortized. This rate is calculated based on the remaining deferred revenue liability and total ounces of refined gold owed to Royal Gold.
(3) Silver sales are reflected as a credit to operating costs.

Co- Product

	Three Months Ended
(US$ in millions, except pounds, ounces and per unit amounts)	Mar 31 2016	Dec 31 2015	Sep 30 2015	Jun 30 2015	Mar 31 2015
Copper payable production (000’s lbs)	19,062	19,473	16,363	20,159	15,405
Gold payable production in Cu eq. (000’s lbs) (1)	19,938	19,962	17,199	17,317	14,082
Payable production (000’s lbs)	39,000	39,435	33,562	37,476	29,487

Non-GAAP cash cost allocated to Copper	$26.8	$27.7	$27.2	$30.8	$25.2
Non-GAAP cash cost per pound, on a co-product basis	$1.41	$1.39	$1.66	$1.55	$1.64

Non-GAAP cash cost allocated to Gold	$27.9	$26.5	$28.4	$26.4	$23.1
Gold payable production (ounces)	53,329	58,254	53,791	59,917	46,119
Non-GAAP cash cost per ounce, on a co-product basis	$523	$463	$527	$434	$498
______________________________________________________________________________

(1) Gold has been converted from payable ounces to thousands of copper equivalent pounds by using the gold production for the periods presented, using a gold price of $793, $757, $764, $795 and $806 per ounce for the three months ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively, (adjusted for the Royal Gold price of $435 per ounce) and a copper price of $2.12, $2.21, $2.39, $2.75 and $2.64 per pound for the three months ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

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

	Three Months Ended
(US$ in millions, except pounds, ounces and per unit amounts)	Mar 31 2016	Dec 31 2015	Sep 30 2015	Jun 30 2015	Mar 31 2015
Average realized sales price for Copper

Copper sales reconciliation ($)
Copper sales, excluding adjustments	$32.1	$33.9	$59.6	$58.4	$38.3
Final pricing adjustments	(2.4)	(5.1)	(7.1)	1.6	(7.3)
Mark-to-market adjustments	2.8	2.2	(1.5)	(4.3)	5.5
Copper sales, net of adjustments	32.5	31.0	51.0	55.7	36.5
Less Refining and treatment costs	4.4	4.9	7.5	6.4	4.3
Copper sales	$28.1	$26.1	$43.5	$49.3	$32.2

Pounds of Copper sold (000's lb)	14,962	16,123	24,427	21,195	14,791

Average realized sales price for Copper on a per unit basis
Copper sales excluding adjustments	$2.15	$2.10	$2.44	$2.76	$2.59
Final pricing adjustments	(0.16)	(0.32)	(0.29)	0.08	(0.49)
Mark-to-market adjustments	0.18	0.14	(0.06)	(0.21)	0.37
Average realized Copper sales price per pound sold	$2.17	$1.92	$2.09	$2.63	$2.47

Average realized sales price for Gold

Gold sales reconciliation ($)
Gold sales related to cash portion of Gold Stream Arrangement	$10.0	$11.7	$17.0	$13.1	$8.3
Gold sales related to deferred portion of Gold Stream Arrangement (1)	6.6	10.4	13.1	10.0	6.4
Gold sales under Gold Stream Arrangement	16.6	22.1	30.1	23.1	14.7
TCM share of gold sales to MTM Customers	26.2	26.6	40.2	34.0	21.2
Final pricing adjustments	0.6	0.1	(0.4)	(1.1)	0.7
Mark-to-market adjustments	2.1	(0.6)	0.1	0.4	(0.4)
Gold sales TCM Share	28.9	26.1	39.9	33.3	21.5
Gold sales, net of adjustments	45.5	48.2	70.0	56.4	36.2
Less Refining and treatment costs	0.2	0.2	0.5	0.1	0.2
Gold sales	$45.3	$48.0	$69.5	$56.3	$36.0

Ounces of gold sold to Royal Gold	23,079	26,819	39,061	30,070	19,154
TCM share of ounces of gold sold to MTM customers	21,312	24,962	36,390	27,850	17,596
Total ounces of Gold sold	44,391	51,781	75,451	57,920	36,750

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Average realized sales price for Gold on a per ounce basis
Gold sales related to cash portion of Gold Stream Arrangement	$435	$435	$435	$435	$435
Gold sales related to deferred portion of Gold Stream Arrangement (1)	286	390	334	334	334
Average realized sales price per ounce sold to Royal Gold	$721	$825	$769	$769	$769

TCM share of gold sales to MTM Customers	$1,229	$1,066	$1,105	$1,221	$1,205
Final pricing adjustments	28	3	(11)	(39)	40
Mark-to-market adjustments on current period sales	99	(23)	3	15	(25)
Average realized sales price per ounce sold for TCM share	$1,356	$1,046	$1,097	$1,197	$1,220

Average realized sales price per ounce sold	$1,026	$932	$926	$975	$985

(1) The three months ended March 31, 2016 reflect a $1.5 million reduction related to five provisional invoices from 2015. The decrease resulted from a downward revision of $66/oz. to the rate at which the deferred revenue liability resulting from the Gold Stream Arrangement was amortized. This rate is calculated based on the remaining deferred revenue liability and total ounces of refined gold owed to Royal Gold.
Critical Accounting Estimates
Change in Estimate
The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are set forth in our 2015 Form 10-K and have not changed.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our consolidated revenues include the sale of copper and gold concentrate from Mount Milligan Mine and the sale of molybdenum in various forms from third-party material that is purchased, processed and sold from the Langeloth Facility. Our financial results can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum.
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
For the three months ended March 31, 2016, we had copper sales totaling 15.0 million pounds recorded at an average realized price of $2.17 per pound. As of March 31, 2016, 15.1 million pounds of copper are subject to final pricing over the next several months. We estimate that each $0.10 per pound change in the price realized from the March 31, 2016 provisional price recorded would have a net impact on consolidated revenues for the three months ended March 31, 2016 of approximately $1.5 million. As of March 31, 2016, we had no derivative contracts related to copper hedging.

For the three months ended March 31, 2016, we had gold sales totaling 44,391 ounces at an average realized price of $1,026 per ounce. As of March 31, 2016, 45,766 ounces of gold are subject to final pricing over the next several months. We estimate that each $25 per ounce change in the price realized from the March 31, 2016 provisional price recorded would have a net impact on our share of the consolidated revenues for the three months ended March 31, 2016 of approximately $0.5 million.

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
At March 31, 2016, under derivative contracts designed to hedge gold price risk, we had contracts to purchase 39,360 ounces of gold at prices to be determined and we had entered into forward gold sales and gold collars for approximately 50,600 ounces in total with a sell price of $1,130 per ounce, buy price to be determined, a put price range of $1,050 - $1,200 per ounce and a call price range of $1,164 - $1,350 per ounce.
The following table provides details of TCM's open copper and gold forward sales contracts as of April 29, 2016:

	Quantity	Sell Price/Put Price	Buy Price/Call Price	Maturities Through
Forward Gold Sales (oz)	3,000	$1,130	N/A	May 2016 - June 2016
Gold Collars (oz)	42,100	$1,050 - $1,200	$1,164 - $1,350	May 2016 - December 2016

Molybdenum
The following table sets forth our outstanding and committed molybdenum purchase and sale contracts as of March 31, 2016:

Pounds to be Sold/Purchased/Priced
(000's lb)
Provisionally-priced contracts:
Purchases to be final priced (1)	843.8
Committed purchases (2)	9,500.0
Fixed-price sales contracts:
Committed sales (3)	87.8
(1) As of March 31, 2016, we had 843.8 thousand pounds of purchased molybdenum subject to final pricing.
(2) In the normal course of operations, we enter into agreements for the purchase of molybdenum to provide product for our Langeloth facility. As of March 31, 2016, we had commitments to purchase approximately 7.3 million pounds of unroasted molybdenum concentrate and 2.2 million pounds of molybdenum oxide from 2016 to 2017, to be priced at the time of purchase at a set discount to the market price.
(3) As of March 31, 2016, for our fixed-priced molybdenum sales contracts the average price per pound is $7.45.
As outlined in the table above, we enter into molybdenum purchase contracts to purchase future molybdenum production at provisional prices. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to inventory is recorded each reporting period until the date of final pricing. In times of falling molybdenum prices, molybdenum purchases benefit from lower prices paid for contracts priced at current market rates and also from a decrease related to the final pricing of provisionally-priced purchases pursuant to contracts entered into in prior years; in times of rising molybdenum prices, the opposite occurs. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair values of the embedded derivatives related to provisionally-priced molybdenum purchases are included in operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as the product is sold. For the three months ended March 31, 2016, we estimate that for each $1 per pound change in the price realized for molybdenum purchases, our operating income would change by approximately $3.0 million.

We also enter into certain molybdenum sales contracts to sell future molybdenum production at fixed prices. We have elected to treat these contracts as normal purchase and normal sale contracts.
Other
In the normal course of operations, we enter into agreements for the purchase of natural gas for use at the Langeloth facility. As of March 31, 2016, we had commitments to purchase approximately 22.6 thousand dekatherms (dt) from April 2016 - September 2016 at prices ranging from $3.07 - $3.13.
In April 2015, we entered into an agreement to purchase specified amounts of diesel fuel during 2015 and 2016. As of March 31, 2016, we had commitments to purchase 1.2 million from April 2016 through December 2016 at a price of $2.00 per gallon.

Foreign Currency Exchange Risk
We transact business in various currencies in the normal course of operations. All of our revenues are denominated in the US$; however, we pay certain expenses attributable to our Canadian operations in the C$. As a result, we have ongoing foreign exchange translation risk with respect to our Canadian operations. A decrease of 10% in the value of the US$ relative to the C$ would have lowered operating income for the three months ended March 31, 2016 by approximately $5.5 million.
To help mitigate this risk, we enter into foreign currency forward contracts from time to time, in which we have agreed to buy Canadian dollars at an agreed-upon rate. Please refer to Note 5 within Item 1 of this Form 10-Q for further discussion. We record our currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of March 31, 2016, we had 29 open foreign currency contracts. The following table provides details of our open forward currency contracts as of April 29, 2016:

	Notional Amount	Buy Price	Maturities Through
Forward currency contracts	C$54,000,000	$1USD/C$1.39	May 2016 - August 2016

ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
TCM's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to TCM's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of March 31, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that TCM's disclosure controls and procedures are effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.
Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended March 31, 2016.

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
*101
The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders' Equity, and (v) related notes to these financial statements.

_______________________________________________________________________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMPSON CREEK METALS COMPANY INC.
Registrant

May 4, 2016	/s/ JACQUES PERRON
Date	Jacques Perron (President and Chief Executive Officer)

May 4, 2016	/s/ PAMELA L. SAXTON
Date	Pamela L. Saxton (Principal Financial Officer and Principal Accounting Officer)