Form 10-Q
period 2016-06-30
Thompson Creek Metals Co Inc.
filed 2016-08-08
CIK 1415020

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
Or
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 29, 2016, there were 222,782,042 shares of the registrant's common stock, no par value, outstanding.

Thompson Creek Metals Company Inc.

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(US dollars in millions, except share amounts)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$119.7	$176.8
Accounts receivable (Note 2)	76.0	52.7
Product inventory (Note 3)	56.3	55.8
Materials and supplies inventory	29.3	28.3
Prepaid expenses and other current assets	7.8	4.2
Income and mining taxes receivable	0.2	6.1
	289.3	323.9
Property, plant, equipment and development, net (Note 4)	1,952.9	1,856.2
Restricted cash	3.1	—
Reclamation deposits	10.1	10.1
Other assets	22.2	21.0
Deferred income tax assets (Note 14)	155.7	155.4
	$2,433.3	$2,366.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$79.5	$72.0
Income, mining and other taxes payable	0.5	1.1
Current portion of Gold Stream deferred revenue (Note 9)	53.6	47.0
Current portion of long-term lease obligations (Note 7)	25.0	25.6
Other current liabilities	1.2	3.5
	159.8	149.2
Gold Stream deferred revenue (Note 9)	654.9	677.8
Long-term debt, net of unamortized debt issuance costs and discounts (Note 8)	824.2	821.8
Long-term lease obligations (Note 7)	15.3	27.4
Other liabilities (Note 10)	19.2	13.6
Asset retirement obligations	36.2	33.8
Deferred income tax liabilities (Note 14)	72.1	67.7
	1,781.7	1,791.3
Commitments and contingencies (Note 13)
Shareholders' equity
Common stock, no-par, 222,782,042 and 221,622,186 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,198.5	1,196.4
Additional paid-in capital	82.9	82.5
Accumulated deficit	(374.6)	(381.8)
Accumulated other comprehensive loss	(255.2)	(321.8)
	651.6	575.3
	$2,433.3	$2,366.6
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(US dollars in millions, except per share amounts)	2016	2015	2016	2015
REVENUES
Copper sales	$37.6	$49.3	$65.7	$81.5
Gold sales	64.6	56.3	109.9	92.3
Molybdenum sales	22.3	20.9	41.9	63.7
Tolling, calcining and other	4.2	7.6	8.6	19.6
Total revenues	128.7	134.1	226.1	257.1
COSTS AND EXPENSES
Cost of sales
Operating expenses	86.4	75.3	143.9	158.3
Depreciation, depletion and amortization	29.1	26.8	48.9	46.8
Total cost of sales	115.5	102.1	192.8	205.1
Selling and marketing	2.7	2.2	4.9	5.2
Strategic initiative related costs	4.9	—	8.3	—
Accretion expense	0.6	0.6	1.2	1.2
General and administrative	5.0	4.9	9.1	10.5
Exploration	1.4	0.1	1.4	0.1
Costs for idle mining operations	2.4	12.1	4.8	17.7
Total costs and expenses	132.5	122.0	222.5	239.8
OPERATING (LOSS) INCOME	(3.8)	12.1	3.6	17.3
OTHER EXPENSE (INCOME)
Loss (gain) on foreign exchange	1.4	(16.9)	(58.0)	71.3
Interest and finance fees	20.5	22.3	41.6	44.9
Loss from debt extinguishment	—	3.1	—	2.8
Interest income	(0.1)	—	(0.2)	(0.1)
Other	1.7	(1.8)	4.9	(3.1)
Total other expense (income)	23.5	6.7	(11.7)	115.8
(Loss) income before income and mining taxes	(27.3)	5.4	15.3	(98.5)
Total income and mining tax expense (benefit)	0.6	5.1	8.1	(11.6)
NET (LOSS) INCOME	$(27.9)	$0.3	$7.2	$(86.9)
COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	(2.9)	17.1	66.6	(79.4)
Total other comprehensive (loss) income	(2.9)	17.1	66.6	(79.4)
Total comprehensive (loss) income	$(30.8)	$17.4	$73.8	$(166.3)

NET (LOSS) INCOME PER SHARE
Basic	$(0.13)	$0.00	$0.03	$(0.40)
Diluted	$(0.13)	$0.00	$0.03	$(0.40)
Weighted-average number of common shares
Basic	221.7	218.0	222.4	216.2
Diluted	221.7	218.1	222.4	216.2
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(US dollars in millions)	2016	2015	2016	2015
OPERATING ACTIVITIES
Net (loss) income	$(27.9)	$0.3	$7.2	$(86.9)
Adjustments to reconcile net (loss) income
Depreciation, depletion and amortization	29.1	26.8	48.9	46.8
Deferred revenue related to Gold Stream Arrangement	(11.4)	(10.0)	(18.0)	(16.4)
Accretion expense	0.6	0.6	1.2	1.2
Amortization of finance fees	1.2	1.2	2.4	2.4
Stock-based compensation	1.2	1.8	2.5	3.1
Product inventory write downs	(0.1)	1.8	0.6	7.0
Deferred income tax expense (benefit)	0.2	5.0	8.2	(10.1)
Unrealized loss (gain) on financial instruments and mark-to-market adjustments	1.2	(6.0)	(9.5)	—
Unrealized foreign exchange loss (gain)	4.2	(16.0)	(55.6)	70.6
Debt extinguishment loss	—	0.7	—	0.4
Changes in other long term liabilities	4.8	—	5.4	—
Gold Stream Arrangement net payable	5.5	5.8	15.6	0.3
Change in current assets and liabilities (Note 17)	(2.3)	11.9	(18.3)	0.2
Cash generated by (used in) operating activities	6.3	23.9	(9.4)	18.6
INVESTING ACTIVITIES
Capital expenditures	(15.9)	(9.7)	(31.5)	(22.9)
Capitalized interest payments	(0.3)	(0.3)	(0.7)	(1.0)
Restricted cash	(3.1)	0.1	(3.1)	7.2
Proceeds from sale of assets	—	—	0.1	—
Cash used in investing activities	(19.3)	(9.9)	(35.2)	(16.7)
FINANCING ACTIVITIES
Equipment financings and repayments	(6.5)	(6.1)	(12.8)	(12.6)
Repayment of long-term debt	—	(1.0)	—	(2.3)
Senior note repurchases	—	(34.2)	—	(41.0)
Proceeds from issuance of common shares, net	—	0.2	0.1	0.5
Cash used in financing activities	(6.5)	(41.1)	(12.7)	(55.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.1	—	0.2	(1.0)
DECREASE IN CASH AND CASH EQUIVALENTS	(19.4)	(27.1)	(57.1)	(54.5)
Cash and cash equivalents, beginning of period	139.1	238.2	176.8	265.6
Cash and cash equivalents, end of period	$119.7	$211.1	$119.7	$211.1
Supplementary cash flow information (Note 17)
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
(US dollars in millions, share data in thousands)	Shares	Amount
Balances at December 31, 2015	221,622	$1,196.4	$82.5	$(381.8)	$(321.8)	$575.3
Amortization of stock-based compensation	—	—	2.4	—	—	2.4
Shares issued under stock-based compensation	1,160	2.1	(2.0)	—	—	0.1
Comprehensive income:
Net income	—	—	—	7.2	—	7.2
Foreign currency translation	—	—	—	—	66.6	66.6
Total comprehensive income						$73.8
Balances at June 30, 2016	222,782	$1,198.5	$82.9	$(374.6)	$(255.2)	$651.6
See accompanying notes to unaudited condensed consolidated financial statements.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements - Unaudited
(US dollars in millions, except per share amounts)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") have been condensed or omitted. This report should be read in conjunction with the Thompson Creek Metals Company Inc. ("TCM," the "Company," "we," "us" or "our") consolidated financial statements and notes contained in its Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K") filed with the Securities and Exchange Commission ("SEC"). The information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other quarter or for the year ending December 31, 2016.
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

The costs related to the Endako Mine temporary suspension and care and maintenance and TC Mine care and maintenance are reflected in costs for idle mining operations in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The costs related to the molybdenum beneficiation circuit are reflected in operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

1. Basis of Presentation (Continued)

New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In June 2015, the FASB agreed to defer by one year the mandatory effective date of this standard but will also provide entities the option to adopt the new guidance as of the original effective date. The provisions of the new guidance will be effective as of the beginning of our 2018 fiscal year but TCM has the option to adopt the guidance as early as the beginning of our 2017 fiscal year. TCM is evaluating the impact of the new guidance on our financial statements and have not yet selected either a transition approach to implement the standard or an adoption date.

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

In January 2016, the FASB issued an ASU to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, requires the use of an exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires a separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk. The ASU is effective for fiscal years beginning after December 15, 2017. TCM is evaluating the impact of this ASU on our financial statements.

In March 2016, the FASB issued an ASU to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016. TCM is evaluating the impact of this ASU on our financial statements.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

2. Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts and were comprised of the following:

	June 30, 2016	December 31, 2015
Receivables
Trade receivables	$64.7	$52.8
Mark-to-market adjustments on trade receivables relating to provisional invoices for Mount Milligan Mine copper and gold concentrate sales	4.1	(1.9)
Goods and services sales tax refunds	7.0	1.4
Settlement receivables on hedges and other miscellaneous receivables	0.2	0.4
	$76.0	$52.7
3. Product Inventory
The carrying value of product inventory was as follows:

	June 30, 2016	December 31, 2015
Copper and Gold Inventory
Concentrate	$20.8	$19.4
Stockpiled ore	16.7	15.6
	$37.5	$35.0
Molybdenum Inventory
Finished product	$9.9	$12.3
Work-in-process	8.9	8.5
	$18.8	$20.8
	$56.3	$55.8
The following table sets forth the adjustments to TCM's molybdenum inventory as a result of changes in the net realizable value, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
US Molybdenum
Operating expense (1)	$(0.1)	$1.8	$0.6	$5.6
Depreciation, depletion and amortization	—	0.1	—	0.4
Canadian Molybdenum
Operating expense	—	—	—	1.4
Depreciation, depletion and amortization	—	—	—	0.1
	$(0.1)	$1.9	$0.6	$7.5
_____________________________________________________________________________
(1) Included market price recoveries (not exceeding previously recognized losses) of $0.1 million on molybdenum product inventory during the three months ended June 30, 2016.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements - Unaudited
(US dollars in millions, except per share amounts)

4. Property, Plant, Equipment and Development, Net
Property, plant, equipment and development, net, was composed of the following:

	June 30, 2016	December 31, 2015
Mining properties and mineral reserves	$669.8	$630.4
Mining and milling equipment and facilities	1,389.0	1,305.4
Processing facilities	177.4	176.7
Construction-in-progress (1)	48.2	16.4
Other	9.5	9.5
	2,293.9	2,138.4
Less: Accumulated depreciation, depletion and amortization	(341.0)	(282.2)
	$1,952.9	$1,856.2
_____________________________________________________________________________
(1) The construction-in-progress balances primarily related to the permanent secondary crusher project at Mount Milligan Mine.
5. Financial Instruments
TCM enters into various derivative financial instruments in the normal course of operations to manage exposure to the market prices of copper and gold and foreign exchange risk with respect to its Canadian operations. TCM does not apply hedge accounting to its derivative instruments. Accordingly, changes in fair value of derivative instruments are recorded in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, except those contracts for which TCM has elected to apply the normal purchases and normal sales scope exception.
The following table sets forth the fair values of TCM's derivative assets and liabilities:

	Fair value as of
	June 30, 2016	December 31, 2015
Assets (1)
Provisionally-priced sales	$4.1	$—
Forward currency contracts	1.0	—
Total	$5.1	$—
Liabilities (1)
Commodity contracts	$0.7	$1.5
Provisionally-priced sales	—	1.9
Forward currency contracts	—	2.0
Total	$0.7	$5.4
_____________________________________________________________________________
(1) TCM's derivative assets are included in prepaid expenses and other current assets and accounts receivable, and derivative liabilities are included in other current liabilities in the Condensed Consolidated Balance Sheets. TCM is exposed to credit risk when counterparties with whom it has entered into derivative transactions are unable to satisfy their obligations. To reduce counterparty credit exposure, TCM deals primarily with large, credit-worthy financial institutions and companies. TCM believes the counterparties to the contracts to be credit-worthy entities and, therefore, TCM believes credit risk of counterparty non-performance is relatively low, and, as such, the fair value of the derivatives has not been adjusted.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
5. Financial Instruments (Continued)

The following table sets forth the gains (losses) on derivative instruments for the periods presented

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Type and Activity	Statement of Operations Classification	2016	2015	2016	2015
Gold hedges related to Gold Stream Arrangement	Gold sales	$1.9	$(0.2)	$5.8	$0.5
Provisional priced MTM gold sales	Gold sales	$1.7	$0.5	$3.7	$(0.7)
Provisional priced MTM copper sales	Copper sales	$(0.7)	$(4.3)	$2.1	$1.2
Copper and Gold hedges; other commodity contracts	Other	$(1.4)	$1.8	$(4.2)	$3.1
Forward currency contracts	Gain (loss) on foreign exchange, net	$0.3	$0.9	$5.1	$(0.7)
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
The following table provides details of TCM's commodity contracts as of June 30, 2016:

	Quantity	Sell Price	Buy Price	Maturities Through
Gold Hedge Purchases related to Gold Stream Arrangement (oz)	39,470	TBD	$1,246 - $1,264 / TBD	July 2016 - November 2016
Forward Gold Sales (oz)	6,000	$1,310	N/A	July 2016
Fuel Hedges (gallons)	780,000	N/A	$2.00	July 2016 - December 2016

	Quantity	Put/Sell Price	Call/Buy Price	Maturities Through
Gold Collars (oz)	29,600	$1,050 - $1,200	$1,164 - $1,350	July 2016 - December 2016
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

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)
5. Financial Instruments (Continued)

TCM determines the fair value of its provisionally-priced contracts using a market approach based upon observable inputs from published market prices and contract terms. Changes to the fair values of the embedded derivatives related to provisionally-priced molybdenum purchases are included in operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as the product inventory is sold.
The following table sets forth TCM's outstanding provisionally-priced contracts as of June 30, 2016:

		Average Price Per Unit
	Open Positions	Market Price	Contract	Maturities Through
Embedded derivatives in provisional sales contracts
Copper (millions of pounds)	25.3	TBD	TBD	November 2016
Gold (ounces)	50,506	TBD	TBD	September 2016
Embedded derivatives in provisional purchase contracts
Molybdenum (millions of pounds)	1.0	N/A	TBD	August 2016
Forward Currency Contracts
TCM transacts business in various currencies in the normal course of its operations and for capital expenditures. In addition, although TCM's revenues are denominated in US dollars, TCM has ongoing foreign exchange risk with respect to its Canadian operations. To help mitigate this risk, TCM has entered into foreign currency forward contracts pursuant to which it has agreed to buy Canadian dollars at an agreed-upon rate. TCM records its currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of June 30, 2016, TCM had 11 open foreign currency option contracts.
The following table provides details of TCM's forward currency contracts as of June 30, 2016:

	Notional Amount	Buy Price	Maturities Through
Forward currency contracts	C$30,000,000	$1USD/C$1.36	July 2016 - October 2016
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
The following table sets forth TCM's outstanding molybdenum fixed-priced sales contracts as of June 30, 2016:

	Quantity (000's lb)	Sell Price	Maturities Through
Molybdenum fixed price sales	255.5	$11.23	December 2019

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

6. Fair Value Measurement
US GAAP includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). TCM's policy is to recognize transfers into and out of Level 3 as of the actual date of the event or change in circumstances. There were no transfers into or out of Level 1, 2 or 3 during the three or six months ended June 30, 2016.
As of June 30, 2016 and December 31, 2015, TCM held certain items that were required to be measured at fair value on a recurring basis. These included derivative assets and liabilities which consist of commodity and foreign currency derivative instruments and provisionally priced contracts. In addition to the fair value disclosure requirements related to financial instruments carried at fair value, TCM has provided disclosures regarding the fair value of all of TCM's financial instruments in accordance with US GAAP. The methods and significant assumptions used to estimate the fair value of these financial instruments have also been disclosed. As of June 30, 2016, there have been no significant changes to these methods or assumptions. As required, financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following tables set forth TCM's financial assets and liabilities measured at fair value by level within the fair value hierarchy.

	Fair Value at June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Provisionally-priced sales	$4.1	$—	$4.1	$—
Forward currency contracts	1.0	1.0	—	—
	$5.1	$1.0	$4.1	$—
Liabilities
Senior secured notes	$311.5	$—	$311.5	$—
Senior unsecured notes	367.6	—	367.6	—
Commodity contracts	0.7	—	0.7	—
	$679.8	$—	$679.8	$—

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities
Senior secured notes	$257.6	$—	$257.6	$—
Senior unsecured notes	96.7	—	96.7	—
Commodity contracts	1.5	—	1.5	—
Provisionally-priced sales	1.9	—	1.9	—
Forward currency contracts	2.0	2.0	—	—
	$359.7	$2.0	$357.7	$—

As of June 30, 2016, the carrying values of the 9.75% senior secured notes, the 7.375% senior unsecured notes and the 12.5% senior unsecured notes were higher than their fair values of $311.5 million, $237.6 million and $130.0 million, respectively. TCM determined the fair value of the notes using a discounted cash flow valuation model, consisting of inputs such as risk-free interest rates and credit spreads. See Note 8 for more information regarding the debt. As of December 31, 2015, the carrying values of the 9.75% senior secured notes, the 7.375% senior unsecured notes and the 12.5% senior unsecured notes were higher than their fair values of $257.6 million, $61.1 million and $35.6 million, respectively.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

6. Fair Value Measurement (Continued)

As of June 30, 2016, the carrying values of TCM's financial instruments approximated their fair values. TCM determined the fair value of its financial instruments using LME or COMEX copper and gold forward prices and option pricing models using the counterparties' and TCM's credit quality. See Note 5 for more information regarding TCM's financial instruments.

7. Leases
TCM's total capital lease obligations consisted of the following:

	June 30, 2016	December 31, 2015
Equipment Facility capital leases	$15.6	$20.1
Equipment Facility sale leaseback	23.6	31.2
Sale leaseback	1.1	1.7
Total lease obligations	40.3	53.0
Less: Current portion	(25.0)	(25.6)
Total long-term lease obligations	$15.3	$27.4
TCM entered into an equipment financing facility, as amended from time to time (the "Equipment Facility"), pursuant to which Caterpillar Financial Services Limited ("Caterpillar") agreed to underwrite up to $132.0 million in mobile fleet equipment financing for Mount Milligan Mine. Each borrowing under the Equipment Facility represents a capital lease or a sale leaseback arrangement and has a term of 48 or 60 months. Interest on the amounts borrowed under the Equipment Facility is payable at either floating or fixed rates, at TCM's option. At the end of each 48 or 60 month lease period, TCM has the option to purchase the underlying equipment for a nominal sum. The Equipment Facility includes non-financial covenants, and as of June 30, 2016, TCM was in compliance with these covenants. TCM's ability to finance additional equipment under the Equipment Facility expired in September 2015 per the amended terms of the Equipment Facility agreement. TCM did not enter into any new capital leases pursuant to the Equipment Facility during the three or six months ended June 30, 2016. In May 2016, TCM posted $2.6 million in cash collateral to a surety company in connection with the $10.4 million surety bond for the Equipment Facility with Caterpillar.
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

Interest and debt issuance costs on TCM's equipment financings, as described above, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest paid	$0.6	$1.0	$1.4	$1.9
Interest and debt issuance costs expensed	$0.6	$1.2	$1.4	$2.3

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

8. Debt
TCM's debt balance at June 30, 2016 is net of reductions of $8.7 million for unamortized net discounts and unamortized debt issuance costs; and at December 31, 2015 is net of reductions of $11.1 million for unamortized net discounts and unamortized debt issuance costs. The components of debt follow:

	June 30, 2016	December 31, 2015
9.75% Senior secured notes due 2017	$315.8	$315.8
Less : Deferred financing fees and debt discounts	(3.5)	(4.8)
	312.3	311.0
7.375% Senior unsecured notes due 2018	334.1	334.1
Less : Deferred financing fees	(2.6)	(3.3)
	331.5	330.8
12.5% Senior unsecured notes due 2019	183.0	183.0
Less : Deferred financing fees	(2.6)	(3.0)
	180.4	180.0
Total long-term debt	$824.2	$821.8
Interest paid, capitalized and expensed on our senior secured and unsecured notes was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest paid	$23.8	$24.9	$39.2	$42.2
Interest capitalized	$0.8	$0.3	$1.3	$0.6
Interest expensed	$19.9	$21.1	$40.2	$42.6

9.75% Senior Secured Notes

The 9.75% senior secured notes (the “2017 Notes”) are guaranteed on a senior basis by substantially all of TCM's subsidiaries and are secured by a first priority lien, subject to permitted liens, on substantially all of TCM's and the guarantors' property and assets. The 2017 Notes mature on December 1, 2017 and accrue interest from November 27, 2012 until maturity at a fixed rate of 9.75% per year. Interest on the 2017 Notes is payable on February 1 and August 1 of each year, commencing February 1, 2013, to the holders of record at the close of business on the January 15 and July 15 prior to each interest payment date. There are no maintenance covenants with respect to TCM's financial performance. However, the indenture contains certain transaction-based restrictive covenants. For more information regarding the 2017 Notes, see Note 9 within Item 8 of TCM's 2015 Form 10-K. For additional information see Note 21.
7.375% Senior Unsecured Notes
The 7.375% senior unsecured notes (the "2018 Notes") are guaranteed on a senior basis by substantially all of TCM's subsidiaries. The 2018 Notes mature on June 1, 2018 and accrue interest from May 20, 2011 until maturity at a fixed rate of 7.375% per year. Interest is payable on June 1 and December 1 of each year, and the first interest payment occurred on December 1, 2011. Interest is payable to the holders of record at the close of business on the May 15 and November 15 prior to each interest payment date. There are no maintenance covenants with respect to TCM's financial performance. However, the indenture contains certain transaction-based restrictive covenants. For more information regarding the 2018 Notes, see Note 9 within Item 8 of TCM's 2015 Form 10-K. For additional information see Note 21.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

8. Debt (Continued)

12.5% Senior Unsecured Notes
The 12.5% senior unsecured notes (the “2019 Notes”) are guaranteed on a senior basis by substantially all of TCM's subsidiaries. The 2019 Notes mature on May 1, 2019 and accrue interest from May 11, 2012 until maturity at a fixed rate of 12.5% per year. Interest on the 2019 Notes is payable on May 1 and November 1 of each year, commencing November 1, 2012, to the holders of record at the close of business on the April 15 and October 15 prior to each interest payment date. There are no maintenance covenants with respect to TCM's financial performance. However, the indenture contains certain transaction-based restrictive covenants. For more information regarding the 2019 Notes, see Note 9 within Item 8 of TCM's 2015 Form 10-K. For additional information see Note 21.

9. Gold Stream Arrangement
Pursuant to TCM's agreement with a subsidiary of Royal Gold, Inc. ("Royal Gold") ("Gold Stream Arrangement"), TCM agreed to sell to Royal Gold 52.25% of the refined gold production from Mount Milligan Mine for a total upfront payment of $781.5 million, plus $435 per ounce, or the prevailing market rate if lower than $435 per ounce, when the gold is delivered. The upfront cash payments received under the Gold Stream Arrangement ("Record of Deposit") were recorded as deferred revenue and classified as a liability on TCM's Condensed Consolidated Balance Sheets. As of June 30, 2016, the outstanding Record of Deposit under the Gold Stream Arrangement totaled $618.6 million. In the event of any default under the Company's agreement with Royal Gold, Royal Gold could require TCM to repay the outstanding Record of Deposit. For more information regarding the Gold Stream Arrangement, see Note 10 within Item 8 of TCM's 2015 Form 10-K.
The following table presents the revenue under the Gold Stream Arrangement for the three and six months ended June 30, 2016 and 2015, respectively, in the form of (i) cash receipts based on gold sales during the applicable period, and (ii) deferred revenue for gold ounces delivered and deferred revenue to be recognized upon final settlement during the applicable period:

	Three Months Ended		Six Months Ended
(US$ in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Gold sales related to cash portion of Gold Stream Arrangement	$14.1	$13.1	$24.1	$21.4
Gold sales related to deferred portion of Gold Stream Arrangement (1) (2)	11.4	10.0	18.0	16.4
Total gold sales under Gold Stream Arrangement (1)	$25.5	$23.1	$42.1	$37.8
_____________________________________________________________________________
(1) The three and six months ended June 30, 2016 included $10.3 million and $16.3 million, respectively, of revenue for gold ounces delivered, and $1.1 million and $1.7 million, respectively, in future reduction of deferred revenue liability ultimately to be recognized upon delivery of gold. The three and six months ended June 30, 2015 included $12.8 million and $16.9 million, respectively of revenue for gold ounces delivered partially offset by $2.8 million and $0.5 million, respectively in future reduction of deferred revenue liability ultimately to be recognized upon delivery of gold.
(2) The six months ended June 30, 2016 included a $1.5 million reduction related to five provisional invoices from 2015. The decrease resulted from a downward revision to the rate at which the deferred revenue liability resulting from the Gold Stream Arrangement was amortized. This rate is calculated based on the remaining deferred revenue liability and total ounces of refined gold owed to Royal Gold.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

10. Other Liabilities

Other liabilities comprised the following:

	June 30, 2016	December 31, 2015
Liabilities for unrecognized tax benefits (1)	$8.3	$9.7
Deferred vendor payable (2)	6.4	—
Employee benefits, retention and incentives (3)	4.5	3.9
	$19.2	$13.6
_____________________________________________________________________________
(1) Unrecognized tax benefits related to an uncertain tax position primarily related to timing differences for certain deductions.
(2) In March 2016 TCM entered into a program (the "BC Hydro Program") offered by the government of British Columbia to certain copper and coal producers. The BC Hydro Program amended the terms of TCM's existing utility agreement with British Columbia’s crown corporation, BC Hydro. As a participant in this program, TCM can defer payment on up to 75% of electrical obligations to BC Hydro, with the percentage deferral and repayment being dependent upon levels of copper prices and Canadian foreign exchange rates. The BC Hydro Program is a five-year program, with a two-year deferral period. All amounts outstanding must be repaid by the end of the five-year period or if copper prices are above C$3.40. The deferred balance will accrue interest at an annual rate of Prime (as set by the Bank of Canada) +5%, compounded monthly. As of June 30, 2016, TCM continued to elect to participate in the program. TCM can elect to end its participation in the BC Hydro Program at any time by paying the then outstanding obligations in full.
(3) See Note 11 for further discussion.

11. Cash-Based Incentive Plan
On March 31, 2016, the Board of Directors of TCM approved the framework for the Thompson Creek Metals Company Inc. Cash-Based Incentive Plan (the “Incentive Plan”), which was finalized and approved by the Compensation Committee of the Board on April 6, 2016. Pursuant to the Incentive Plan, the Compensation Committee approved grants of certain cash-based awards that vest over 2.75 years (the “Performance and Inducement Awards”) and other cash-based awards (the “Incentive Awards”), subject in each case to the terms and conditions of the Incentive Plan and the applicable award agreements, to TCM’s named executive officers and key employees.

Pursuant to the Incentive Plan, $3.3 million of Incentive Awards were granted to TCM’s named executive officers and key employees of which $2.2 million in Incentive Awards were paid to named executive and key officers in April 2016. This payment is subject to an obligation to repay to TCM the total amount of the Incentive Award if the participant’s employment with TCM terminates under certain circumstances, subject to the conditions contained in the applicable award agreement.

The Performance and Inducement Awards of $3.6 million to named executive officers and key employees will be accrued and expensed over the vesting period, commencing in April 2016.

As of June 30, 2016, we had expensed $1.5 million in connection with these Performance and Inducement Awards and Incentive Awards. In accordance with GAAP, in expectation of the consummation of the Arrangement (as defined and discussed in Note 21), the expense related to the Performance and Inducement Awards and Incentive Awards will be accelerated and recognized in full prior to the date of the consummation of the Arrangement.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

12. Stock-Based Compensation

TCM recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$—	$0.1	$0.1	$0.2
Performance share units	0.7	0.9	1.4	1.4
Restricted stock units	0.5	0.7	1.0	1.4
Total stock-based compensation expense	$1.2	$1.7	$2.5	$3.0
As of June 30, 2016, TCM has outstanding stock options, PSUs and RSUs, as discussed below.
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
The following table summarizes stock option activity during the six months ended June 30, 2016:

	Options (000's)	Weighted-Average Exercise Price
Stock options outstanding at December 31, 2015	1,156	$3.26
Granted	6	$0.53
Canceled/expired/forfeited	(20)	$12.99
Stock options outstanding at June 30, 2016	1,142	$3.08

Vested and exercisable at June 30, 2016 (1)	742	$3.48
_____________________________________________________________________________
(1) The aggregate intrinsic value of these exercisable awards was nil as of June 30, 2016.
As of June 30, 2016, approximately 0.4 million outstanding options had not vested and were not exercisable. The total unrecognized compensation cost related to these options was $0.2 million as of June 30, 2016 and is expected to be recognized over a weighted-average period of 1.41 years. See Note 21 for additional information.
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
As of June 30, 2016, unrecognized compensation expense related to PSUs totaled $3.7 million and will be recognized on a straight-line basis over a weighted-average period of 1.42 years. See Note 21 for additional information.
The following table summarizes PSU activity during the six months ended June 30, 2016:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at December 31, 2015	3,799	$2.61
Canceled/expired/forfeited	(411)	$4.02
Outstanding at June 30, 2016	3,388	$2.44
Restricted Stock Units (RSUs)
TCM accounts for RSUs at fair value, which is based on the market value of TCM's common shares on the day of grant and recognized over the vesting period of three years. Upon vesting, TCM may issue the requisite shares from authorized but unissued common stock, or from treasury stock.
As of June 30, 2016, unrecognized compensation expense related to RSUs totaled $1.5 million and will be recognized on a straight-line basis over a weighted-average period of 1.39 years. See Note 21 for additional information.
The following table summarizes RSU activity during the six months ended June 30, 2016:

	Units	Weighted-Average Fair Value
	(000's)
Outstanding at December 31, 2015	2,680	$1.87
RSUs vested and common shares issued	(1,136)	$1.85
Canceled/expired/forfeited	(35)	$1.76
Outstanding at June 30, 2016	1,509	$1.88

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
Concentrate Sales Agreements
As of June 30, 2016, TCM has multi-year concentrate sales agreements with four counter parties for the sale of concentrate produced at Mount Milligan Mine. Pursuant to these agreements, TCM has agreed to sell an aggregate of the copper and gold concentrate produced at Mount Milligan Mine of approximately 136,000 dry tonnes in 2016, 100,000 dry tonnes in 2017, 80,000 dry tonnes in 2018 and 40,000 dry tonnes of concentrate in 2019. Pricing under these concentrate sales agreements will be determined by reference to specified published reference prices during the applicable quotation periods. Payment for the concentrate will be based on the price for the agreed copper and gold content of the parcels delivered, less smelting and refining charges and certain other deductions, if applicable. The copper smelting and refining charges will be negotiated in good faith and agreed by the parties for each contract year based on terms generally acknowledged as industry benchmark terms. The gold refining charges are as specified in the agreements. Remaining concentrate produced at Mount Milligan Mine will be sold under short-term contracts or on a spot basis.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

13. Commitments and Contingencies (Continued)

Molybdenum Purchases
In the normal course of operations, TCM enters into agreements for the purchase of molybdenum to utilize the upgrading capabilities at its Langeloth facility and generate saleable upgraded molybdenum products. As of June 30, 2016, TCM had commitments to purchase approximately 7.0 million pounds of unroasted molybdenum concentrate and 1.4 million pounds of molybdenum oxide from 2016 to 2017, to be priced at the time of purchase at a set discount to the market price.
Molybdenum Sales
In the normal course of operations, TCM enters into certain molybdenum sales contracts pursuant to which it sells future production at fixed prices. As of June 30, 2016, TCM had commitments to sell approximately 255.5 thousand pounds of molybdenum oxide from 2016 to 2019 at an average price of $11.23 per pound.
Capital Purchase Commitments
As of June 30, 2016, TCM had open capital purchase commitments of $12.7 million related to the Mount Milligan Mine, which are expected to be incurred throughout 2016.
14. Income and Mining Tax Expense (Benefit)

Income and mining tax expense for the three months ended June 30, 2016 and 2015 was $0.6 million and $5.1 million, respectively. Income and mining tax expense (benefit) for the six months ended June 30, 2016 and 2015 was an expense of $8.1 million and a benefit of $11.6 million, respectively.

For the three and six months ended June 30, 2016, the tax expense did not contain significant unusual items. Usual drivers of differences between our effective rate and from applying the Canadian federal and provincial income tax rates are due to foreign exchange, which largely have no tax impact due to valuation allowances on the associated deferred tax assets, and the British Columbia mineral taxes for Mount Milligan. Furthermore, as a result of a change in the legal structure in late 2015, which will facilitate future consolidation of our Canadian tax reporting entities, the non-foreign exchange income and expenses from the Canadian tax reporting entities largely have no federal and provincial tax impact due to valuation allowances on the associated deferred tax assets.

For the three and six months ended June 30, 2015, the tax expense (benefit) did not contain significant unusual items. Usual drivers of differences between our effective rate and from applying the Canadian federal and provincial income tax rates are due to pre-tax losses from the Endako Mine and foreign exchange, which largely have no tax impact due to valuation allowances on the associated deferred tax assets, and the British Columbia mineral taxes for Mount Milligan.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

15. Net (Loss) Income per Share
The following is a reconciliation of net (loss) income and weighted-average common shares outstanding for purposes of calculating diluted net (loss) income per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(27.9)	$0.3	$7.2	$(86.9)
Basic weighted-average number of shares outstanding	221.7	218.0	222.4	216.2
Effect of dilutive securities
Share-based awards	—	0.1	—	—
Diluted weighted-average number of shares outstanding	221.7	218.1	222.4	216.2
Net (loss) income per share
Basic	$(0.13)	$0.00	$0.03	$(0.40)
Diluted	$(0.13)	$0.00	$0.03	$(0.40)
For the three and six months ended June 30, 2016, respectively, approximately 1.1 million options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the price of the common stock. For the three and six months ended June 30, 2016, respectively, approximately 3.4 million PSUs were excluded from the computation of diluted weighted-average shares because the underlying market and performance metrics are highly probable of not being met. For the three and six months ended June 30, 2016, respectively, approximately 1.5 million RSUs were excluded from the computation of diluted weighted-average shares as the hypothetical repurchase of shares exceeded the number of unvested units.

For the three and six months ended June 30, 2015, respectively, approximately 1.2 million options were excluded from the computation of diluted weighted-average shares as the exercise prices exceeded the price of the common stock. For the three and six months ended June 30, 2015, approximately 2.8 million RSUs were excluded from the computation of diluted weighted-average shares as the hypothetical repurchase of shares exceeded the number of unvested units. For the three and six months ended June 30, 2015, approximately 4.3 million PSUs have been excluded from the computation of diluted weighted average shares because the underlying market and performance metrics had not been met.

16. Transactions with our Endako Mine Joint Venture Partner
During the three and six months ended June 30, 2016, sales to Sojitz, TCM's Endako Mine joint venture partner were nil. Total sales by TCM to Sojitz, TCM's Endako Mine joint venture partner, were $1.4 million and $7.4 million for the three and six months ended June 30, 2015, respectively. These sales represented 1.0% and 2.9% of TCM's total revenues for these respective periods.
For the three and six months ended June 30, 2016 and June 30, 2015, TCM recorded insignificant amounts for management fee income and selling and marketing costs from Sojitz.
TCM's related accounts receivable owed from Sojitz were nil as of June 30, 2016 and December 31, 2015.

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

17. Supplementary Cash Flow Information
The following table discloses the change in current assets and current liabilities for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Change in current assets and current liabilities:
Accounts receivable	$(14.7)	$14.3	$(17.5)	$14.5
Product inventory	11.1	(0.4)	(0.2)	10.1
Materials and supplies inventory	2.4	0.7	(0.3)	—
Prepaid expenses and other current assets	(0.5)	(0.3)	(2.4)	0.2
Income and mining taxes receivable	6.0	(3.8)	5.9	(6.4)
Accounts payable and accrued liabilities	(5.7)	2.0	(3.0)	(17.6)
Income and mining taxes payable	(0.9)	(0.6)	(0.8)	(0.6)
	$(2.3)	$11.9	$(18.3)	$0.2
Cash interest paid (1)	$24.4	$25.9	$40.6	$44.1
Income and mining tax (refunds) payments, net (2)	$(4.9)	$1.7	$(3.9)	$2.6
_____________________________________________________________________________
(1) Included cash interest paid on senior secured and unsecured notes and equipment financing arrangements. For the three months and six months ended June 30, 2016, cash interest paid of $0.3 million and $0.7 million, respectively, had been previously capitalized related to TCM's debt. For the three and six months ended June 30, 2015, cash interest paid of $0.3 million and $1.0 million, respectively, had been previously capitalized related to TCM's debt. See Notes 7 and 8 for additional information.
(2) For each of the three and six months ended June 30, 2016, TCM received $6.1 million in refunds of US and Canadian income taxes related to prior year tax returns. For each of the three and six months ended June 30, 2015, TCM received nil in refunds of US and Canadian income taxes related to prior year tax returns.
Non-cash Investing and Financing Activities

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Investing activities
Acquisition of property, plant and equipment under the Equipment Facility (see Note 7)	$—	$—	$—	$9.2
Financing activities
Capitalized debt costs (1)	$0.8	$0.3	$1.3	$0.6
Long-term lease obligations	$—	$—	$—	$8.3
Settlement of tMEDS	$—	$(7.2)	$—	$(7.2)
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
TCM manages its credit risk from its accounts receivable through its collection activities. As of June 30, 2016, TCM had four customers who owed TCM more than $3.0 million each and collectively accounted for approximately 61.4% of total accounts and other receivables outstanding. As of June 30, 2016, TCM had five customers who owed TCM more than $1.0 million each but less than $3.0 million. As of June 30, 2016, all of the customers discussed above were compliant with credit terms and scheduled payment dates.
TCM's maximum counterparty and credit risk exposure is the carrying value of its cash and cash equivalents and accounts receivable. The carrying amounts of accounts receivable, accounts payable, accrued liabilities and fixed-rate debt, excluding the 2017 Notes, 2018 Notes and 2019 Notes, as discussed in Note 6, approximate fair value as of June 30, 2016.
19. Segment Information
TCM has three reportable segments, based on products and geography: Copper-Gold, US Molybdenum and Canadian Molybdenum. The Copper-Gold segment represents the Mount Milligan Mine and includes the sale of copper-gold products, net of refining costs and all expenditures, including all mining, milling, on-site general and administration, transportation and warehousing. The US Molybdenum segment includes all US molybdenum sales and tolling and calcining revenue, all Langeloth roasting and on-site general and administration expenditures and all expenditures from TC Mine, which was placed on care and maintenance in December 2014, including all mine site general and administration and stripping costs and costs for idle mining operations. The Canadian Molybdenum segment which consists of the 75% owned Endako Mine, which was placed on temporary suspension effective December 31, 2014 and care and maintenance effective July 1, 2015, includes 75% of all Canadian molybdenum sales as well as TCM's 75% share of expenditures from the Endako Mine, including all site general and administration costs, transportation costs, and costs for idle mining operations. The costs related to care and maintenance at TC Mine for the three and six months ended June 30, 2016 and 2015, and our 75% share of the temporary suspension and care and maintenance costs at Endako Mine for the three and six months ended June 30, 2016 and 2015 are reflected in costs for idle mining operations in the statements of operations. The inter-segment represents the elimination of intercompany transactions between the Langeloth Facility and the corporate entity for the three and six months ended June 30, 2016 and 2015.
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

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

19. Segment Information (Continued)

Segment information for the three and six months ended June 30, 2016 and 2015 was as follows:
For the three months ended June 30, 2016:

	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Revenues
Copper sales	$37.6	$—	$—	$—	$37.6
Gold sales	64.6	—	—	—	64.6
Molybdenum sales	—	22.3	—	—	22.3
Tolling, calcining and other	—	4.2	—	—	4.2
	102.2	26.5	—	—	128.7
Cost and expenses
Operating expenses	61.9	24.5	—	—	86.4
Depreciation, depletion and amortization	27.0	2.1	—	—	29.1
Cost of sales	88.9	26.6	—	—	115.5
Selling and marketing	2.2	0.5	—	—	2.7
Accretion expense	0.1	0.1	0.4	—	0.6
Costs for idle mining operations	—	1.7	0.7	—	2.4
	91.2	28.9	1.1	—	121.2
Segment operating income (loss)	11.0	(2.4)	(1.1)	—	7.5
Other segment (income) expense
Gain on foreign exchange	(1.0)	—	—	—	(1.0)
Segment income (loss) before income and mining taxes	$12.0	$(2.4)	$(1.1)	$—	$8.5
For the three months ended June 30, 2015:

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

19. Segment Information (Continued)

	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Revenues
Copper sales	$49.3	$—	$—	$—	$49.3
Gold sales	56.3	—	—	—	56.3
Molybdenum sales	—	20.5	0.4	—	20.9
Tolling, calcining and other	—	7.8	—	(0.2)	7.6
	105.6	28.3	0.4	(0.2)	134.1
Cost and expenses
Operating expenses	49.6	25.7	0.2	(0.2)	75.3
Depreciation, depletion and amortization	22.8	3.8	—	0.2	26.8
Cost of sales	72.4	29.5	0.2	—	102.1
Selling and marketing	1.8	0.5	—	(0.1)	2.2
Accretion expense	0.1	0.1	0.4	—	0.6
Cost of idle operations	—	1.8	10.3	—	12.1
	74.3	31.9	10.9	(0.1)	117.0
Segment operating income (loss)	31.3	(3.6)	(10.5)	(0.1)	17.1
Other segment (income) expenses
(Gain) loss on foreign exchange	(4.3)	—	0.6	—	(3.7)
Segment income (loss) before income and mining taxes	$35.6	$(3.6)	$(11.1)	$(0.1)	$20.8

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

19. Segment Information (Continued)

For the six months ended June 30, 2016:

	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Revenues
Copper sales	$65.7	$—	$—	$—	$65.7
Gold sales	109.9	—	—	—	109.9
Molybdenum sales	—	41.9	—	—	41.9
Tolling, calcining and other	—	8.6	—	—	8.6
	175.6	50.5	—	—	226.1
Cost and expenses
Operating expenses	97.9	46.0	—	—	143.9
Depreciation, depletion and amortization	44.3	4.5	—	—	48.8
Cost of sales	142.2	50.5	—	—	192.7
Selling and marketing	4.0	0.9	—	—	4.9
Accretion expense	0.2	0.3	0.7	—	1.2
Costs for idle mining operations	—	3.5	1.3	—	4.8
	146.4	55.2	2.0	—	203.6
Segment operating income (loss)	29.2	(4.7)	(2.0)	—	22.5
Other segment (income) expense
(Gain) loss on foreign exchange	(14.8)	—	0.1	—	(14.7)
Segment income (loss) before income and mining taxes	$44.0	$(4.7)	$(2.1)	$—	$37.2

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

19. Segment Information (Continued)

For the six months ended June 30, 2015:

	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Revenues
Copper sales	$81.5	$—	$—	$—	$81.5
Gold sales	92.3	—	—	—	92.3
Molybdenum sales	—	58.3	5.4	—	63.7
Tolling, calcining and other	—	19.9	—	(0.3)	19.6
	173.8	78.2	5.4	(0.3)	257.1
Cost and expenses
Operating expenses	83.4	71.6	3.6	(0.3)	158.3
Depreciation, depletion and amortization	37.1	9.0	0.4	0.2	46.7
Cost of sales	120.5	80.6	4.0	(0.1)	205.0
Selling and marketing	3.8	1.2	0.2	—	5.2
Accretion expense	0.2	0.3	0.7	—	1.2
Cost of idle operations	—	4.2	13.5	—	17.7
	124.5	86.3	18.4	(0.1)	229.1
Segment operating income	49.3	(8.1)	(13.0)	(0.2)	28.0
Other segment expenses (income)
Loss (gain) on foreign exchange	13.0	—	(1.5)	—	11.5
Segment income (loss) before income and mining taxes	$36.3	$(8.1)	$(11.5)	$(0.2)	$16.5

Reconciliation of Net (Loss) Income to Segment Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(27.9)	$0.3	$7.2	$(86.9)
Other expense (income)
General and administrative	5.0	4.9	9.1	10.5
Strategic initiative related costs	4.9	—	8.3	—
Exploration	1.4	0.1	1.4	0.1
Interest expense, net	20.4	22.3	41.4	44.8
Gain (loss) on foreign exchange	2.4	(13.2)	(43.3)	59.8
Corporate depreciation	—	—	0.1	0.1
Gain from debt extinguishment	—	3.1	—	2.8
Other expense (income)	1.7	(1.8)	4.9	(3.1)
Income and mining tax expense (benefit)	0.6	5.1	8.1	(11.6)
Segment income before income and mining taxes	$8.5	$20.8	$37.2	$16.5

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

19. Segment Information (Continued)

Other segment information regarding capital expenditures, assets and liabilities, including the assets and liabilities attributed to corporate operations, was as follows:

As of June 30, 2016	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Capital expenditures (1)	$31.0	$0.5	$—	$—	$31.5
Property, plant, equipment and development (3)	$1,820.5	$107.7	$24.5	$0.2	$1,952.9
Assets	$2,063.3	$256.1	$85.5	$28.4	$2,433.3
Liabilities	$841.6	$24.5	$20.5	$895.1	$1,781.7

As of December 31, 2015	Copper-Gold	US Molybdenum	Canadian Molybdenum	Inter-segment	Total
Capital expenditures (2)	$54.9	$6.2	$0.2	$—	$61.3
Property, plant, equipment and development (3)	$1,721.0	$112.0	$23.0	$0.2	$1,856.2
Assets	$1,920.5	$324.3	$84.0	$37.8	$2,366.6
Liabilities	$840.6	$26.9	$19.1	$904.7	$1,791.3
__________________________________________________________________________
(1) Capital expenditures were for the six months ended June 30, 2016. Copper-Gold capital expenditures include $22.7 million relating to the construction of the permanent secondary crushing circuit, $7.2 million related primarily to the tailings storage facility and $1.1 million for operating capital.
(2) Capital expenditures were for the year ended December 31, 2015. Copper-Gold capital expenditures include $18.1 million for the tailings storage facility, $13.0 million for the one-time settlement of certain Mount Milligan Mine construction and development claims, $12.8 million for ongoing operational capital, $5.5 million for engineering, site preparation and pre-construction work for the permanent secondary crusher, $3.3 million for concrete work for the permanent secondary crusher and $2.2 million related primarily to the payment of accruals from 2014.
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

THOMPSON CREEK METALS COMPANY INC.
Notes to the Condensed Consolidated Financial Statements (Continued) - Unaudited
(US dollars in millions, except per share amounts)

21. Subsequent Events
On July 5, 2016, TCM entered into an Arrangement Agreement (the “Arrangement Agreement”) and an accompanying letter agreement with Centerra Gold Inc. (“Centerra”), pursuant to which Centerra will acquire all of the outstanding common shares of TCM (the “TCM common shares”) pursuant to a statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Arrangement”).
Subject to the terms and conditions of the Arrangement Agreement, at the effective time of the Arrangement, each outstanding TCM common share, other than TCM common shares with respect to which dissent rights have been properly exercised and not withdrawn, will be exchanged for 0.0988 (the “Exchange Ratio”) of a common share of Centerra (a “Centerra common share”). Pursuant to the Arrangement, (i) all outstanding restricted stock unit awards and performance stock unit awards will be accelerated and exchanged for Centerra common shares at the Exchange Ratio, and (ii) each outstanding stock option to purchase TCM common shares, whether vested or unvested, will be converted automatically at the effective time of the Arrangement into a stock option denominated in Centerra common shares based on the Exchange Ratio and subject to terms and conditions substantially identical to those in effect at the effective time of the Arrangement. In addition, on or about the effective time of the Arrangement, the 2017 Notes, the 2018 Notes and the 2019 Notes (collectively, the “ Senior Notes”) will be redeemed, or otherwise satisfied and discharged, in their entirety for cash pursuant to the terms of the Arrangement Agreement and the respective indentures for the Senior Notes.
The closing of the Arrangement is subject to satisfaction of certain conditions, including, among others, approval of the Arrangement by TCM’s shareholders, approval by the Supreme Court of British Columbia, receipt of any regulatory or stock exchange approvals, including approval of the Toronto Stock Exchange, and other customary closing conditions. The Arrangement Agreement contains certain customary termination rights for both TCM and Centerra, including, among other things, a termination right for either party if the transaction is not consummated by October 31, 2016 or if Centerra’s financing to fund the transactions contemplated by the Arrangement Agreement is terminated. In addition, upon termination of the Arrangement Agreement under specified circumstances, including a change in the recommendation of the Company’s board of directors or in order to enter into an alternative transaction, the Company will be required to pay a cash termination fee to Centerra of $35 million. In connection with the successful consummation of the Transaction, an estimated success fee of $10.0 million (net of previously paid amounts of approximately $1 million) will be paid by TCM to its financial advisors. In addition, the costs related to the Incentive Plan discussed in Note 11 and the remaining expense related to stock-based compensation for PSUs and RSUs, discussed in Note 12 will be accelerated and recognized in connection with the consummation of the Arrangement. We anticipate that the Arrangement will be consummated in the second half of 2016.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of TCM for the three and six months ended June 30, 2016, and should be read in conjunction with TCM's condensed consolidated financial statements and the notes thereto included in Item 1 herein and the discussion of Risk Factors included in Part II, Item 1A herein. Additionally, the following discussion should be read in conjunction with the consolidated financial statements, the related "Management's Discussion and Analysis of Financial Condition and Results of Operations, the discussion of Risk Factors and the discussion of TCM's Business and Properties in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K").
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
Forward-Looking Statements
Certain statements in this report (including information incorporated by reference) are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and applicable Canadian securities legislation, and are intended to be covered by the safe harbors provided by these regulations. All statements other than statements of historical fact set forth or incorporated herein by reference are forward-looking statements. These forward-looking statements may, in some cases, be identified by the use of terms such as "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Our forward-looking statements may include, without limitation, statements with respect to: future financial or operating performance of the Company or its subsidiaries and its projects; future liquidity; the proposed arrangement with Centerra Gold Inc. , including, but not limited to, the timing, expectations and risks associated with the proposed arrangement, our ability to access financing arrangements and our ability to refinance or reduce debt on favorable terms or at all; future inventory, production, sales, payments from customers, cash costs, capital expenditures and exploration expenditures; future earnings and operating results; expected mining and concentrate grades and recoveries; estimates of mineral reserves and mineral resources, including estimated mine life and annual production; expectations regarding the optimization of Mount Milligan Mine and construction of a permanent secondary crushing circuit, including timing and cost of construction and the effects of secondary crushing; future concentrate shipment dates and shipment sizes; future operating plans and goals, including expected financial and operating results of the molybdenum business; expected costs, including any severance costs; personnel decisions, including reductions in work force; future copper, gold, and molybdenum prices; and future foreign exchange rates.
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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations

Proposed Acquisition by Centerra
On July 5, 2016, TCM entered into an Arrangement Agreement (the “Arrangement Agreement”) and an accompanying letter agreement with Centerra Gold Inc. (“Centerra”), pursuant to which Centerra will acquire all of the outstanding common shares of TCM (the “TCM common shares”) pursuant to a statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Arrangement”).

Subject to the terms and conditions of the Arrangement Agreement, at the effective time of the Arrangement, each outstanding TCM common share, other than TCM common shares with respect to which dissent rights have been properly exercised and not withdrawn, will be exchanged for 0.0988 (the “Exchange Ratio”) of a common share of Centerra (a “Centerra common share”).  Pursuant to the Arrangement, (i) all outstanding restricted stock unit awards and performance stock unit awards will be accelerated and exchanged for Centerra common shares at the Exchange Ratio, and (ii) each outstanding stock option to purchase TCM common shares, whether vested or unvested, will be converted automatically at the effective time of the Arrangement into a stock option denominated in Centerra common shares based on the Exchange Ratio and subject to terms and conditions substantially identical to those in effect at the effective time of the Arrangement.  In addition, on or about the effective time of the Arrangement, TCM’s 9.75% senior secured notes due 2017, 7.375% senior unsecured notes due 2018 and 12.5% senior unsecured notes due 2019 (collectively, the “Senior Notes”) will be redeemed, or otherwise satisfied and discharged, in their entirety for cash pursuant to the terms of the Arrangement Agreement and the respective indentures for the Senior Notes.

The closing of the Arrangement is subject to satisfaction of certain conditions, including, among others, approval of the Arrangement by TCM’s shareholders, approval by the Supreme Court of British Columbia, receipt of any regulatory or stock exchange approvals, including approval of the Toronto Stock Exchange, and other customary closing conditions. The Arrangement Agreement contains certain customary termination rights for both TCM and Centerra, including, among other things, a termination right for either party if the transaction is not consummated by October 31, 2016 or if Centerra’s financing to fund the transactions contemplated by the Arrangement Agreement is terminated. In addition, upon termination of the Arrangement Agreement under specified circumstances, including a change in the recommendation of the Company’s board of directors or in order to enter into an alternative transaction, we will be required to pay a cash termination fee to Centerra of $35 million.

We anticipate that the Arrangement will be consummated in the second half of 2016. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied and there is no assurance that the Arrangement will be completed. Refer to the "Liquidity and Capital Resources" section in this MD&A and Part II. Item 1A. “Risk Factors” in this report for a discussion of risks to our liquidity if the Arrangement is not consummated and other risks associated with the Arrangement.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Highlights for the Second Quarter of 2016

•
Total cash and cash equivalents at June 30, 2016 were $119.7 million, compared to $176.8 million at December 31, 2015. Total debt, including capital lease obligations and excluding unamortized debt issuance costs and debt discounts, was $873.2 million at June 30, 2016, compared to $885.9 million at December 31, 2015.

•	Working capital at June 30, 2016 was $129.5 million, compared to $174.7 million at December 31, 2015.

•	Cash generated by operating activities was $6.3 million in the second quarter of 2016, compared to $23.9 million in the second quarter of 2015.

•
Consolidated revenues for the second quarter of 2016 were $128.7 million, compared to $134.1 million in the second quarter of 2015. Copper and gold sales contributed $102.2 million in revenue in the second quarter of 2016, compared to $105.6 million in the second quarter of 2015. Molybdenum sales were $22.3 million for the second quarter of 2016, compared to $20.9 million in the second quarter of 2015. During the second quarter of 2016, we completed four shipments of copper-gold concentrate and recorded four sales, compared to three shipments and four sales in the second quarter of 2015.

•
Sales volumes and average realized sales prices for copper and gold for the second quarter of 2016 were 20.3 million pounds of copper at an average realized price of $2.15 per pound and 62,314 ounces of gold at an average realized price of $1,041 per ounce, compared to 21.2 million pounds of copper at an average realized price of $2.63 per pound and 57,920 ounces of gold at an average realized price of $975 per ounce for the second quarter of 2015. In the second quarter of 2016, we sold 3.0 million pounds of molybdenum, which consisted of roasted molybdenum concentrate sourced from third parties, at an average realized price of $7.38 per pound. In the second quarter of 2015, we sold 2.3 million pounds of molybdenum, which consisted of inventory produced at our mines in 2014 in addition to third-party sourced product, at an average realized price of $9.23 per pound.

•	Consolidated operating loss for the second quarter of 2016 was $3.8 million, compared to $12.1 million of operating income for the second quarter of 2015.

•
Net loss for the second quarter of 2016 was $27.9 million, or $0.13 per diluted share, compared to net income of $0.3 million, or nil per diluted share, for the second quarter of 2015. The net loss for the second quarter of 2016 and net income for the second quarter of 2015 included primarily unrealized non-cash foreign exchange loss of $1.4 million and unrealized non-cash foreign exchange gain of $16.9 million, respectively, primarily on intercompany notes.

•
Non-GAAP adjusted net loss for the second quarter of 2016 was $26.9 million, or $0.13 per diluted share, compared to non-GAAP adjusted net loss for the second quarter of 2015 of $13.5 million, or $0.06 per diluted share. Non-GAAP adjusted net loss excludes foreign exchange gains and losses, net of related income tax effects. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP adjusted net (loss) income.

•
Payable production at Mount Milligan Mine for the second quarter of 2016 was 14.7 million pounds of copper and 46,383 ounces of gold, compared to payable production of 20.2 million pounds of copper and 59,917 ounces of gold for the second quarter of 2015.

•
Non-GAAP unit cash cost per pound of copper produced for the second quarter of 2016, on a by-product basis, net of gold credits, was $0.37 per pound and, on a co-product basis, $1.84 per pound of copper and $728 per ounce of gold. Non-GAAP unit cash cost in the second quarter of 2015 was, on a by-product basis, $0.48 per pound of copper and on a co-product basis, $1.55 per pound of copper and $434 per ounce of gold. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

•
Capital expenditures for the second quarter of 2016 were $15.9 million, composed of $15.8 million, primarily for the permanent secondary crushing circuit at Mount Milligan Mine and $0.1 million for TC Mine, compared to $9.7 million for the second quarter of 2015.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Overview
We are a North American mining company. In 2015, we shifted the core focus of our business to copper and gold while at the same time developing a strategy to maintain the optionality of our molybdenum business. This shift in core focus was primarily the result of expected ongoing weakness in the molybdenum market. As discussed above, on July 5, 2016, TCM entered into an Arrangement Agreement and an accompanying letter agreement with Centerra, pursuant to which, subject to certain closing conditions, Centerra will acquire all of the outstanding common shares of TCM pursuant to a statutory plan of arrangement under the Business Corporations Act (British Columbia).
We have three reportable segments, based on products and geography: Copper-Gold, US Molybdenum and Canadian Molybdenum. The Copper-Gold segment represents the Mount Milligan Mine and includes the sale of copper-gold products, net of refining costs, and all expenditures, including all mining, milling, mine site general and administration, transportation and warehousing. The US Molybdenum segment includes the sale of third party sourced molybdenum, tolling and calcining revenue from Langeloth, all roasting and on-site administrative expenditures from Langeloth, molybdenum beneficiation costs and costs for idle mining operations from TC Mine. The Canadian Molybdenum segment includes all 2015 molybdenum sales from the 75% owned Endako Mine, which was placed on care and maintenance effective July 1, 2015, and our 75% share of expenditures from Endako Mine, including all mine site general and administration costs, severance costs, transportation costs, and costs for idle mining operations. Our 75% share of the care and maintenance and temporary suspension costs at Endako Mine along with the care and maintenance costs at TC Mine are reflected in costs for idle mining operations in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2016.
Copper-Gold
During the second quarter of 2016, we completed four shipments of copper-gold concentrate and recorded four sales, compared to three shipments of copper-gold concentrate and four sales in the second quarter of 2015. During each of the first half of 2016 and 2015, we completed seven shipments of copper-gold concentrate and recorded seven sales.

For the second quarter of 2016, compared to the second quarter of 2015, payable copper production decreased 27.1% primarily due to lower copper grades and recoveries, partially offset by improved throughput. Non-GAAP copper cash costs on a by-product basis decreased 22.9% quarter over quarter, primarily due to a 14.7% increase in gold sales together with a favorable Canadian exchange rate, which were somewhat offset by higher operating costs in the second quarter of 2016. Quarter over quarter, on a co-product basis, non-GAAP copper unit cash costs increased by 18.7% primarily due to significantly lower payable copper production and higher operating costs in the second quarter of 2016. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

For the first half of 2016, payable copper production decreased 5.1% compared to the first half of 2015, with a 20.0% decrease in non-GAAP copper cash costs on a by-product basis for the first half of 2016 compared to the first half of 2015. The period over period decrease in the non-GAAP copper cash costs on a by-product basis was primarily due to a 19.1% increase in gold sales in the first half of 2016 compared to the first half of 2015, which was partially offset by higher operating costs in the comparative 2016 period. On a co-product basis, non-GAAP copper cash costs for the first half of 2016 remained the same as the first half of 2015. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

For the second quarter of 2016, compared to the second quarter of 2015, payable gold production decreased 22.6% due to lower gold grades and recoveries, and gold non-GAAP cash costs on a co-product basis increased 67.7%. Quarter over quarter, the increase in gold non-GAAP unit cash costs on a co-product basis was primarily due to higher cash costs related to temporary secondary crushing, a decrease in capitalized costs related to the tailings storage facility, increase in power usage, a decrease in payable gold production together with an increase in cash costs allocated to gold due the sharp decline in copper market sales prices in the second quarter of 2016 compared to the second quarter of 2015. Payable gold production for the first half of 2016 decreased 6.0% compared to the first half of 2015, with a 33.8% increase in non-GAAP cash costs on a co-product basis period over period. Period over period, the increase in the cash cost of gold on co-product basis was due primarily due to a decrease in payable gold production together with an increase in cash costs allocated to gold due to the sharp decline in copper market sales prices. See “Non-GAAP Financial Measures” for the definition and reconciliation of non-GAAP cash costs.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Average daily throughput for the quarter and six months ended June 30, 2016 significantly improved to 49,980 tonnes, and 54,040 tonnes, respectively compared to 44,940 tonnes and 42,269 tonnes for the quarter and six months ended June 30, 2015, respectively. Various modifications and enhancements that were made in 2015 to remedy operational challenges proved to be successful which resulted in daily mill throughput increases of 11.2% and 27.8%, respectively in the second quarter and first six months of 2016 compared to the same periods of 2015. However, copper payable production decreased by 27.1% and 5.1%, respectively, and gold payable production decreased by 22.6% and 6.0%, respectively, over the same comparative periods in 2015, primarily due to a decrease in ore grades and recoveries. Quarter over quarter, copper ore grade and recovery decreased by 28.6% and 9.7%, respectively, and gold ore grade and recovery decreased by 16.9% and 16.9%, respectively. For the first half of 2016, compared to the first half of 2015, copper ore grade decreased by 18.5% and copper recovery decreased by 8.2%. For the first half of 2016, compared to the first half of 2015, gold ore grade decreased by 14.1% and gold recovery decreased by14.6%. Copper and gold recoveries for the quarter and six months June 30, 2016 were lower as compared to the same periods in 2015 as a result of changes in operational conditions primarily from increased throughput together with lower ore grades due to pit sequencing and transitioning from phase 2 to phase 3 mining. During 2015, our primary focus at Mount Milligan was to increase daily mill throughput. For 2016, our primary focus is to optimize the mine and mill throughput with expected increase in recoveries.

As discussed in our 2015 Form 10-K, in the fourth quarter of 2015 we made the decision to order the long-lead items for the permanent crusher and take additional steps in preparation for construction, and in February 2016 we made the decision to commence construction. We believe that a permanent secondary crushing circuit will enable us to consistently achieve average daily throughput of approximately 62,500 tonnes per day ("tpd") and allow for reliable increases in mill throughput at lower operating cost than what we could achieve with the temporary secondary crushing circuit. The total estimated capital cost for the project is expected to be less than $60 million, inclusive of approximately $22.5 million incurred during the first half of 2016 and $15.0 million incurred in 2015. Capital costs incurred for the permanent secondary crusher through June 30, 2016 related to engineering, design/supply of major equipment, placement of schedule-critical concrete and delivery of initial loads of structural steel and conveyors. As of June 30, 2016 and December 31, 2015, we had accruals related to the permanent crusher of $6.0 million and $6.2 million, respectively. Activities in connection with the construction of the permanent secondary crushing circuit remain on schedule and we expect to complete construction and commissioning by the end of 2016.

See “Selected Condensed Consolidated Financial and Operational Information” and “Operating Segment Discussion” in this MD&A for additional information for our copper-gold operations during the second quarter and first half of 2016 and 2015.
Molybdenum
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

During the second quarter and first half of 2016, the molybdenum business generated net cash flows (net of capital expenditures and costs of idle operations for TC Mine and Endako Mine) of $2.6 million and used net cash flows of $1.9 million, respectively, primarily as a result of the change in the molybdenum working capital accounts driven by the business cycle of receivables, payments and inventory. During the second quarter of 2016, we incurred approximately $1.7 million and $0.7 million of care and maintenance costs at TC Mine and Endako Mine, respectively. During the first half of 2016, we incurred approximately $3.5 million and $1.3 million of care and maintenance costs at TC Mine and Endako Mine, respectively.
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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The average published price for our products has fluctuated as follows for the periods shown:

	Copper (1)	Gold (2)	Molybdenum oxide (3)
July 2016	$2.20	$1,337	$6.59
Second quarter 2016	$2.14	$1,259	$6.16
First quarter 2016	$2.12	$1,181	$5.32
Fourth quarter 2015	$2.22	$1,105	$4.82
Third quarter 2015	$2.39	$1,125	$5.82
Second quarter 2015	$2.74	$1,192	$7.48
__________________________________________________________________________
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
Liquidity
Our cash and cash equivalents balance was $119.7 million at June 30, 2016, compared to $176.8 million at December 31, 2015. The decrease in our cash balance was primarily due to debt service payments, capital expenditures (primarily related to the Mount Milligan permanent secondary crusher) and payments related to our strategic initiatives (which includes activities related to the proposed Arrangement and our prior debt refinancing/restructuring efforts), which were somewhat offset by the cash flow from the copper and gold sales, net of operating cash costs.
Refer to the "Liquidity and Capital Resources" section in this MD&A for a discussion of important risks to our liquidity if the Arrangement is not consummated.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Outlook
The following table presents our guidance for the full year 2016, which remains unchanged from the guidance issued previously. We currently expect that our 2016 copper production will be on the high end of our guidance range, and our 2016 gold production, by-product cash costs and capital expenditures to be at the low end of our guidance. See footnotes below for changes in underlying foreign exchange rate and gold price assumptions:

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
_____________________________________________________________________________

(1)	Estimates for cash costs and capital expenditures assume an average foreign exchange rate of US$1.00 = C$1.28 for 2016.

(2)
Assumes gold by-product credits at a weighted average gold price of approximately $867/oz, which takes into account the $435/oz under the streaming arrangement with Royal Gold ("Gold Stream Arrangement").

(3)	Excludes $6.2 million in accruals as of December 31, 2015 that were paid in 2016.

See Item 1A of our 2015 Form 10-K for a discussion of risk factors relating to our production and cost guidance.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Summary of Quarterly Results
(US$ in millions, except per share, per pound and per ounce amounts—unaudited)

	Jun 30 2016	Mar 31 2016	Dec 31 2015	Sep 30 2015	Jun 30, 2015
Financial Information
Revenues	$128.7	$97.4	$95.3	$141.7	$134.1
Operating (loss) income	$(3.8)	$7.4	$3.2	$10.5	$12.1
Net (loss) income	$(27.9)	$35.1	$12.9	$(60.9)	$0.3
Net (loss) income per share:
—basic	$(0.13)	$0.16	$0.06	$(0.28)	$0.00
—diluted	$(0.13)	$0.16	$0.06	$(0.28)	$0.00
Cash generated by (used in) operating activities	$6.3	$(15.7)	$(19.7)	$38.5	$23.9
Adjusted Non-GAAP Measures (1)
Adjusted net (loss) income	$(26.9)	$(19.3)	$(17.1)	$(5.0)	$(13.5)
Adjusted net (loss) income per share
—basic	$(0.13)	$(0.09)	$(0.08)	$(0.02)	$(0.06)
—diluted	$(0.13)	$(0.09)	$(0.08)	$(0.02)	$(0.06)
Operational Statistics
Copper
Payable production (000's lb) (2)	14,687	19,062	19,473	16,363	20,159
Cash cost ($/payable lb produced) - By-Product (1)	$0.37	$0.78	$0.79	$(0.16)	$0.48
Cash cost ($/payable lb produced) - Co-Product (1)	$1.84	$1.41	$1.39	$1.66	$1.55
Copper sold (000's lb)	20,309	14,962	16,123	24,427	21,195
Average realized sales price ($/lb) (1)	$2.15	$2.17	$1.92	$2.09	$2.63
Gold
Payable production (oz) (2)	46,383	53,329	58,254	53,791	59,917
Cash cost ($/payable oz produced) - Co-Product (1)	$728	$523	$463	$527	$434
Gold sold (oz)	62,314	44,391	51,781	75,451	57,920
Average realized sales price ($/oz) (1)	$1,041	$1,026	$932	$926	$975
Molybdenum
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	—	—	244	592	576
Purchased and processed product	3,014	3,036	2,410	2,342	1,679
	3,014	3,036	2,654	2,934	2,255
Average realized sales price ($/lb)	$7.38	$6.47	$6.39	$7.86	$9.23
___________________________________________________________

(1)	See "Non-GAAP Financial Measures" for the definition and reconciliation of these non-GAAP measures.

(2)
Payable production for copper and gold reflects estimated metallurgical losses resulting from handling of the concentrate and payable metal deductions, subject to metal content, levied by smelters. The current payable percentage applied is approximately 95.0% for copper and 96.5% for gold.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Selected Condensed Consolidated Financial and Operational Information
(US$ in millions, except per share, per pound and per ounce amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Financial Information
Revenues
Copper sales	$37.6	$49.3	$65.7	$81.5
Gold sales	64.6	56.3	109.9	92.3
Molybdenum sales	22.3	20.9	41.9	63.7
Tolling, calcining and other	4.2	7.6	8.6	19.6
Total revenues	128.7	134.1	226.1	257.1
Costs and expenses
Cost of sales
Operating expenses	86.4	75.3	143.9	158.3
Depreciation, depletion and amortization	29.1	26.8	48.9	46.8
Total cost of sales	115.5	102.1	192.8	205.1
Total costs and expenses	132.5	122.0	222.5	239.8
Operating (loss) income	(3.8)	12.1	3.6	17.3
Other expense (income)	23.5	6.7	(11.7)	115.8
(Loss) income before income and mining taxes	(27.3)	5.4	15.3	(98.5)
Income and mining tax expense (benefit)	0.6	5.1	8.1	(11.6)
Net (loss) income	$(27.9)	$0.3	$7.2	$(86.9)
Net (loss) income per share
Basic	$(0.13)	$0.00	$0.03	$(0.40)
Diluted	$(0.13)	$0.00	$0.03	$(0.40)
Cash generated by (used in) operating activities	$6.3	$23.9	$(9.4)	$18.6
Adjusted Non-GAAP Measures: (1)
Adjusted net (loss) income (1)	$(26.9)	$(13.5)	$(46.2)	$(27.7)
Adjusted net (loss) income per share—basic (1)	$(0.13)	$(0.06)	$(0.21)	$(0.13)
Adjusted net (loss) income per share—diluted (1)	$(0.13)	$(0.06)	$(0.21)	$(0.13)

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)		(unaudited)
Operational Statistics
Copper
Payable production (000's lb) (2)	14,687	20,159	33,749	35,564
Cash cost ($/payable lb produced) - By-Product (1)	$0.37	$0.48	$0.60	$0.75
Cash cost ($/payable lb produced) - Co-Product (1)	$1.84	$1.55	$1.59	$1.59
Copper sold (000's lb)	20,309	21,195	35,271	35,986
Average realized sales price ($/lb) (2)	$2.15	$2.63	$2.16	$2.56
Gold
Payable production (oz)	46,383	59,917	99,712	106,036
Cash cost ($/payable oz produced) - Co-Product (1)	$728	$434	$618	$462
Gold sold (oz)	62,314	57,920	106,705	94,670
Average realized sales price ($/oz) (1)	$1,041	$975	$1,035	$979
Molybdenum sold (000's lb):
TC Mine and Endako Mine product	$—	$576	$—	$3,128
Purchased and processed product	3,014	1,679	6,050	3,412
	3,014	2,255	6,050	6,540
Average realized sales price ($/lb)	$7.38	$9.23	$6.92	$9.73
_______________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” for the definition and reconciliation of these non-GAAP measures.

(2)
Payable production for copper and gold reflects estimated metallurgical losses resulting from handling of the concentrate and payable metal deductions, subject to metal content, levied by smelters. The current payable percentage applied is approximately 95.0% for copper and 96.5% for gold.

	As of
	June 30, 2016	December 31, 2015
Cash and cash equivalents	$119.7	$176.8
Total assets	$2,433.3	$2,366.6
Total debt, net of unamortized debt issuance costs and discounts (1)	$864.5	$874.8
Total liabilities	$1,781.7	$1,791.3
Shareholders' equity	$651.6	$575.3
Shares outstanding (000's)	222,782	221,622
(1) Includes capital lease obligations under equipment facility.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Three Months Ended June 30, 2016 (Unaudited)
Net Income (Loss)
Net loss for the second quarter of 2016 was $27.9 million, or $0.13 per diluted share, compared to net income of $0.3 million, or nil per diluted share, for the second quarter of 2015. The net loss for the second quarter of 2016 was primarily due to interest and finance fees of $20.5 million, operating loss of $3.8 million, non-cash foreign exchange losses of $1.4 million and consolidated income and mining tax expense of $0.6 million. The net income for the second quarter of 2015 was due primarily to operating income of $12.1 million and non-cash foreign exchange gains of $16.9 million, partially offset by a consolidated income and mining tax expense of $5.1 million and interest and finance fees of $22.3 million. Quarter over quarter, the decrease in operating income is primarily due to a $16.5 million increase in cost of sales for our copper-gold operations, a $3.4 million decrease in copper and gold sales, a $3.4 million decrease in tolling and calcining, a $4.9 million increase in strategic initiative related costs, partially offset by a $9.7 million decrease in the costs for idle mining operations.
Non-GAAP adjusted net loss for the second quarter of 2016 (which excluded foreign exchange losses related to intercompany notes, net of tax impacts) was $26.9 million, or $0.13 per diluted share. Non-GAAP adjusted net loss for the second quarter of 2015 (which excluded foreign exchange gains related to intercompany notes, net of tax impacts) was $13.5 million, or $0.06 per share.
Revenues
Revenues in the second quarter of 2016 were $128.7 million, down 4.0% compared to revenues of $134.1 million for the second quarter of 2015. The quarter over quarter decrease in revenues was driven primarily by lower copper sales due to an 18.3% decline in the average realized sales price for copper and a decrease in tolling and calcining revenues, partially offset by an increase in gold and molybdenum sales revenue. Copper sales decreased by $11.7 million during the second quarter of 2016, as compared to the second quarter of 2015, with the sale of 20.3 million pounds of copper at an average realized sales prices of $2.15 per pound of copper. Gold sales increased by $8.3 million quarter over quarter, with the sale of 62,314 ounces of gold at an average realized price of $1,041 per ounce of gold. During the second quarter of 2015, we sold 21.2 million pounds of copper and 57,920 ounces of gold at average realized sales prices of $2.63 per pound of copper and $975 per ounce of gold.
In the second quarter of 2016, we sold approximately 3.0 million pounds of molybdenum sourced entirely from third party purchased product at an average realized sales price of $7.38 per pound. In the second quarter of 2015, we sold approximately 2.3 million pounds of molybdenum, primarily from third party purchased product, at an average realized sales price of $9.23 per pound.
Operating Expenses
Operating expenses for the second quarter of 2016 were $86.4 million, up 14.7% from the same quarter in 2015. Quarter over quarter, the increase in operating expenses is primarily due to higher operating expenses at our Mount Milligan Mine in connection with the temporary secondary crusher circuit, a lower amount of capitalized waste in connection with the construction of the tailings dam, and higher diesel costs, grinding media costs and power usage for our copper-gold operations, partially offset by favorable Canadian foreign exchange rates.
Lower-of-cost-or-market product inventory adjustments reported within operating expenses for the US molybdenum segment during the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended
	June 30, 2016	June 30, 2015
US Molybdenum (1)	$(0.1)	$1.8
	$(0.1)	$1.8
____________________________________________________________________________
(1) Included market price recoveries (not exceeding previously recognized losses) of $0.1 million on molybdenum product inventory during the three months ended June 30, 2016.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Molybdenum product inventory adjustments in the second quarter of 2016 were related to third party purchased product and were primarily the result of recovering prices during the quarter. Molybdenum product inventory write-downs in the second quarter of 2015 were a combination of write-downs on third party purchased product and inventory from our molybdenum mines and were primarily the result of declining prices.
Quarter over quarter, operating expenses were impacted by fluctuations in foreign exchange rates. The foreign exchange rate averaged US$1.00 = C$1.29 for the second quarter of 2016, compared to an average rate of US$1.00 = C$1.23 for the same period in 2015.
The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the second quarter of 2016 was $0.37 per pound of payable copper produced on a by-product basis (net of gold credits), $1.84 per pound of payable copper produced on a co-product basis and $728 per ounce of payable gold produced on a co-product basis. The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the second quarter of 2015 was $0.48 per pound of payable copper produced on a by-product basis, $1.55 per pound of payable copper produced on a co-product basis and $434 per ounce of payable gold produced on a co-product basis. Quarter over quarter, the decrease in non-GAAP copper cash costs on a by-product basis was primarily related to by an increase in ounces of gold sold and an increase in the average realized price of gold in the second quarter of 2016 together with a favorable Canadian exchange rate. See our Operating Segment Discussion for the further details on other non-GAAP cash cost metrics.
Depreciation, Depletion and Amortization Expense ("DD&A")
DD&A in the second quarter of 2016 was $29.1 million, compared to $26.8 million in the second quarter of 2015. Quarter over quarter, the increase in DD&A is primarily related to the timing of assets placed in service for our copper-gold operations and an increase in gold sales volume in the second quarter of 2016, compared to the second quarter of 2015.
Lower-of-cost-or-market molybdenum product inventory adjustments within DD&A for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended
	June 30, 2016	June 30, 2015
US Molybdenum	$—	$0.3
Canadian Molybdenum	—	0.1
	$—	$0.4
General and Administrative Expense
General and administrative expense in the second quarter of 2016 was $5.0 million, compared to $4.9 million in the second quarter of 2015. General and administrative expense for the second quarter of 2016 and 2015 included $0.7 million and $0.7 million in stock-based compensation expense, respectively. Under US GAAP, stock-based compensation is included in the specific operating statement categories that include the compensation costs of the employees, officers and directors for which the stock-based award applies.
Strategic Initiative Related Costs
In connection with the evaluation of strategic and financial alternatives, we incurred fees and other related costs of $4.9 million during the second quarter of 2016. No such expense was incurred in the second quarter of 2015.
Costs for Idle Mining Operations
Costs for idle mining operations in the second quarter of 2016 were $2.4 million, compared to $12.1 million in the second quarter of 2015. In the second quarter of 2016 and 2015, we incurred $1.7 million and $1.8 million, respectively, in care and maintenance costs at TC Mine and $0.7 million and $10.3 million, respectively, in care and maintenance and temporary suspension costs at Endako Mine. Quarter over quarter, the decrease in costs for idle operations is due primarily to a $6.7 million decrease in one-time severance costs at Endako Mine incurred in the second quarter of 2015. The Endako Mine was placed on care and maintenance effective July 1, 2015. See our 2015 Form 10-K for further discussion.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Interest and Finance Fees

Interest and finance fees were $20.5 million in the second quarter of 2016, compared to $22.3 million in the second quarter of 2015. Quarter over quarter, the decrease in interest expense was primarily due to debt reductions related to repurchases of our Senior Notes in 2015. See our 2015 Form 10-K for additional details on these repurchases. In the second quarter of 2016 and 2015, we capitalized $0.8 million and $0.3 million, respectively, of interest and amortization of debt issuance costs. We capitalize interest expense allocable to the cost of developing mining properties and to construct new facilities until assets are ready for their intended use. This capitalized interest will be amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.

Foreign Exchange Gains and Losses

For the second quarter of 2016 and 2015, we recognized $1.4 million of foreign exchange losses and $16.9 million of foreign exchange gains, respectively. The foreign exchange losses in the second quarter of 2016 consisted of $1.7 million of unrealized foreign exchange losses on intercompany notes, $2.4 million of unrealized losses on forward currency contracts, partially offset by $2.7 million in realized foreign exchange gains related to forward currency contracts. The foreign exchange gains in the second quarter of 2015 included approximately $16.0 million in unrealized foreign exchange gains on intercompany notes, $0.7 million in realized foreign exchange gains related to forward currency contracts and $0.2 million in realized foreign exchange gains related to other operating items.
The primary driver of the increase in non-cash foreign currency losses were the intercompany notes that are C$ denominated and were entered into as part of a strategy to manage cash balances to fund our operations and provide future tax benefits. Quarter over quarter, the increase in foreign exchange losses was primarily due to the weakening of the C$ against the US$ in the second quarter of 2016 compared to the second quarter of 2015. The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.30 at June 30, 2016 compared to US $1.00 = C$1.30 at March 31, 2016. The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.25 at June 30, 2015 compared to US$1.00 = C$1.27 at March 31, 2015.

Other

Other expense in the second quarter of 2016 was $1.7 million, compared to other income of $1.8 million in the second quarter of 2015. Other expense of $1.7 million for the second quarter of 2016 comprised unfavorable mark-to-market losses on our commodity price hedges of which $1.2 million were realized, $0.3 million were unrealized and $0.2 million related to certain tax items. Other income of $1.8 million in the second quarter of 2015 included overall favorable mark-to-market income related to copper and gold commodity price hedges, of which $0.3 million was realized and $1.5 million was unrealized income.

Income and Mining Tax Expense (Benefit)

Tax expense in the second quarter of 2016 was $0.6 million compared to $5.1 million for the second quarter of 2015. Quarter over quarter, the difference in our tax expense is primarily due to the effect of a small foreign exchange loss in the second quarter of 2016 compared to a large foreign exchange gain in the second quarter of 2015. Additionally, the tax expense for the second quarter of 2016 and 2015 included nil and $0.3 million in gains, respectively, related to foreign exchange on deferred tax assets.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Six Months Ended June 30, 2016 (Unaudited)
Net Loss
Net income for the first six months of 2016 was $7.2 million, or $0.03 per diluted share, compared to a net loss of $86.9 million, or $0.40 per diluted share, for the first six months of 2015. The net income for the first half of 2016 was due primarily to operating income of $3.6 million and non-cash foreign exchange gains of $58.0 million, partially offset by interest and finance fees of $41.6 million and a consolidated income and mining tax expense of $8.1 million. The net loss for the first half of 2015 was due primarily to non-cash foreign exchange losses of $71.3 million and interest and finance fees of $44.9 million, which were somewhat offset by operating income of $17.3 million and a consolidated income and mining tax benefit of $11.6 million. Period over period, the decrease in operating income reflects a decrease in copper sales due to a decline in average realized sales prices and slightly lower sales volume for copper, decreased molybdenum sales due to the care and maintenance status of our mines which were somewhat offset by an increase in average realized sales price and sales volume for gold.
Non-GAAP adjusted net loss for the first six months of 2016 was $46.2 million, or $0.21 per diluted share, compared to non-GAAP adjusted net loss of $27.7 million, or $0.13 per diluted share, for the first six months of 2015 (which excluded foreign exchange losses related to intercompany notes, net of tax impacts). See "Non-GAAP Financial Measures" for the definition and reconciliation of non-GAAP adjusted net income.
Revenues
Revenues in the first six months of 2016 were $226.1 million, down 12.1%, compared to revenues of $257.1 million for the first six months of 2015. Period over period, the decrease in revenues was primarily driven by lower sales from our molybdenum mines, which are currently on care and maintenance, lower copper sales revenue due to a decrease in the market price of copper and slightly lower copper sales volumes, partially offset by higher gold sales revenue. During the first six months of 2016, we sold 35.3 million pounds of payable copper and 106,705 ounces of payable gold at average realized sales prices of $2.16 per pound of copper and $1,035 per ounce of gold. During the first half of 2015, we sold 36.0 million pounds of payable copper and 94,670 ounces of payable gold at average realized sales prices of $2.56 per pound of copper and $979 per ounce of gold.
We sold approximately 6.1 million pounds and 6.5 million pounds of molybdenum in the first six months of 2016 and 2015, respectively, of which nil and 3.1 million pounds, respectively, were from our mines. Substantially all molybdenum sales from our mines in the first six months of 2015 represented sales of molybdenum inventory from 2014. In the first six months of 2016, the average realized sales price for molybdenum was $6.92 per pound compared to $9.73 per pound in the comparable period in 2015.
Operating Expenses
Operating expenses for the first six months of 2016 were $143.9 million, down 9.1% from the comparable period in 2015. Period over period, the decrease in operating expenses is primarily due to the care and maintenance status of our molybdenum mines in 2016 together with favorable Canadian foreign exchange rates, partially offset by increased costs for the temporary secondary crusher circuit, a lower amount of capitalized waste in connection with the construction of the tailings dam, and higher diesel costs, grinding media costs and power usage at our Mount Milligan Mine.
Lower-of-cost-or-market product inventory adjustments within operating expenses for each reportable segment during the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended
	June 30, 2016	June 30, 2015
US Molybdenum	$0.6	$5.6
Canadian Molybdenum	—	1.4
	$0.6	$7.0
Molybdenum product inventory write-downs in the first half of 2016 were related to third party purchased product and costs of molybdenum beneficiation and roasting. Molybdenum product inventory write-downs in the first half of 2015 related to mined and purchased product and were primarily the result of declining prices.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Period over period, operating expenses were impacted by fluctuations in foreign exchange rates. The foreign exchange rate averaged US$1.00 = C$1.33 for the first half of 2016, compared to an average rate of US$1.00 = C$1.24 for the same period in 2015.
The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the first six months of 2016 was $0.60 per pound of payable copper produced on a by-product basis, $1.59 per pound of payable copper produced on a co-product basis and $618 per ounce of payable gold produced on a co-product basis. The non-GAAP financial measure of cash cost per pound produced from Mount Milligan Mine in the first six months of 2015 was $0.75 per pound of payable copper produced on a by-product basis, $1.59 per pound of payable copper produced on a co-product basis and $462 per ounce of payable gold produced on a co-product basis. Period over period, the unit by-product cash cost for copper was positively impacted by an increase in gold ounces sold and average realized sales of gold, which was somewhat offset by higher operating costs, as discussed above. See our Operating Segment Discussion for the further details on other non-GAAP cash cost metrics.
Depreciation, Depletion and Amortization Expense ("DD&A")
DD&A in the first six months of 2016 was $48.9 million compared to $46.8 million in the comparable period in 2015. DD&A increased primarily due to the timing of assets placed in service for our copper-gold operations and an increase in gold sales volume in the first half of 2016 compared to the first half of 2015.
Lower-of-cost-or-market molybdenum product inventory adjustments within DD&A for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended
	June 30, 2016	June 30, 2015
US Molybdenum	$—	$0.4
Canadian Molybdenum	—	0.1
	$—	$0.5
General and Administrative Expense
General and administrative expense in the first six months of 2016 was $9.1 million compared to $10.5 million in the first six months of 2015. Lower general and administrative expense in the first six months of 2016 was primarily due to lower compensation, travel, consulting and listing fee expense. General and administrative expense for the first six months of 2016 and 2015 included $1.6 million and $1.8 million in stock-based compensation expense, respectively.
Strategic Initiative Related Costs
In connection with the evaluation of strategic and financial alternatives, we incurred fees and other related costs of $8.3 million during the first half of 2016. No such expense was incurred in the first half of 2015.
Costs for idle mining operations
Costs for idle mining operations in the first six months of 2016 was $4.8 million compared to $17.7 million in the first six months of 2015. In the first six months of 2016 these costs included $3.5 million in care and maintenance expense at TC Mine and $1.3 million in care and maintenance at Endako Mine. In the first six months of 2015 these costs included $4.2 million in care and maintenance expense at TC Mine, $6.8 million in suspension costs at Endako Mine and $6.7 million in one-time severance costs at Endako Mine.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Interest and Finance Fees

Interest and finance fees were $41.6 million in the first six months of 2016 compared to $44.9 million in the first six months of 2015. Interest expense was lower in the first six months of 2016 primarily due to debt reductions related to repurchases of our Senior Notes and the tMEDS exchange and final settlement in the first six months of 2015. In the first six months of 2016 and 2015, we capitalized $1.3 million and $0.6 million, respectively, of interest and amortization of debt issuance costs. We capitalize interest expense allocable to the cost of developing mining properties and to construct new facilities and equipment until assets are ready for their intended use. This capitalized interest will be amortized using the units-of-production method over the estimated life of the ore body based on recoverable quantities to be mined from proven and probable reserves.

Foreign Exchange Gains and Losses

For the first six months of 2016 and 2015, we recognized $58.0 million of foreign exchange gains and $71.3 million of foreign exchange losses, respectively. The foreign exchange gains in the first six months of 2016 included approximately $52.6 million of unrealized foreign exchange gains on intercompany notes, $3.0 million in unrealized foreign exchange gains related to forward currency contracts, $2.2 million in realized foreign exchange gains related to forward currency contracts and $0.2 million in realized foreign exchange gains related to other operating items. The foreign exchange losses in the first half of 2015 included $70.5 million in unrealized foreign exchange losses on intercompany notes, $0.9 million in realized foreign exchange losses related to forward currency contracts offset by $0.1 million in realized foreign exchange gains related to other operating items.

Period over period, the increase in non-cash foreign currency gains were primarily unrealized and related to intercompany notes that were entered into as part of a strategy to manage cash balances to fund our operations and provide future tax benefits. The increase in foreign exchange gains was primarily due to the weakening of the C$ against the US$. The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.30 at June 30, 2016 compared to US $1.00 = C$1.38 at December 31, 2015. The foreign exchange rate at which the notes were revalued was US$1.00 = C$1.25 at June 30, 2015 compared to US$1.00 = C$1.16 at December 31, 2014.

Other

Other expense in the first six months of 2016 was $4.9 million compared to other income of $3.1 million in the first six months of 2015. The $4.9 million of other expense for the first six months of 2016 primarily comprised unfavorable mark-to-market losses on our commodity price hedges, of which $2.1 million were realized losses, $2.1 million were unrealized losses, $0.3 million were fees paid in connection with a gold collar and $0.4 million related to certain tax items. The $3.1 million of other income during the first six months of 2015 represented overall favorable mark-to-market income related to copper and gold commodity price hedges, of which $3.7 million was realized income and $0.6 million was unrealized loss.

Income and Mining Tax (Benefit) Expense

Tax expense in the first half of 2016 was $8.1 million compared to a tax benefit of $11.6 million for the first half of 2015. The difference between our tax expense in the first half of 2016 and tax benefit in the first half of 2015 is primarily due to the effect of foreign exchange gains in the first half of 2016 as compared to foreign exchange losses in the first half of 2015. Additionally, the tax expense for the first half of 2016 and 2015 included a $1.2 million gain and a $1.3 million loss, respectively, related to foreign exchange on deferred tax assets.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Operating Segment Discussion
The following discussion presents operating and financial results for the three and six months ended June 30, 2016 and 2015 for each operating reportable segment. This discussion does not include our idle operations.
Copper-Gold
Mount Milligan Mine
The following table summarizes Mount Milligan Mine's operating and financial results for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2016	2015	2016	2015
Operational Statistics
Mined
Ore tonnes (000's)	4,345	4,668	9,274	8,996
Waste tonnes (000's)	4,901	3,287	10,183	6,482
Strip ratio	1.13	0.70	1.10	0.72
Milled (000's tonnes)	4,548	4,090	9,835	7,651
Average daily mill throughput (tonnes)	49,980	44,940	54,040	42,269
Copper ore grade (%)	0.20%	0.28%	0.22%	0.27%
Gold ore grade (g per tonne)	0.54	0.65	0.55	0.64
Copper recovery (%)	77.2%	85.5%	75.9%	82.7%
Gold recovery (%)	60.4%	72.7%	59.8%	70.0%
Concentrate production (dry tonnes)	32,328	39,562	72,407	69,907
Copper payable production (000's lb) (1)	14,687	20,159	33,749	35,564
Gold payable production (oz) (1)	46,383	59,917	99,712	106,036
Copper cash cost ($/payable lb produced) - By-Product (2)	$0.37	$0.48	$0.60	$0.75
Copper cash cost ($/payable lb produced) - Co-Product (2)	$1.84	$1.55	$1.59	$1.59
Gold cash cost ($/payable oz produced) - Co-Product (2)	$728	$434	$618	$462
Copper sold (000's lb)	20,309	21,195	35,271	35,986
Gold sold (oz)	62,314	57,920	106,705	94,670
Copper average realized sales price ($/lb) (2)	$2.15	$2.63	$2.16	$2.56
Gold average realized sales price ($/oz) (2)	$1,041	$975	$1,035	$979
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

Copper and Gold Production and Cash Costs

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015, there was an 18.3% decrease in concentrate production (dry tonnes), a 27.1% decrease in payable copper production, a 22.6% decrease in payable gold production and an 11.2% increase in mill throughput. During the first half of 2016 compared to the first half of 2015, there was a 3.6% increase in concentrate production (dry tonnes), a 5.1% decrease in payable copper production, a 6.0% decrease in payable gold production and a 27.8% increase in mill throughput.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Quarter over quarter, copper and gold recoveries were lower due to lower ore grades primarily due to pit sequencing and transitioning from phase 2 to phase 3 mining, regrind and flotation circuits associated with increased throughput and scheduled and unscheduled maintenance. Period over period, copper and gold recoveries were lower due primarily to the 2016 operational performance of the ball mill, lower ore grades primarily due to pit sequencing and transitioning from phase 2 to phase 3 mining, regrind and flotation circuits associated with increased throughput and scheduled and unscheduled maintenance.
Non-GAAP unit cash costs for the second quarter of 2016 compared to the second quarter of 2015 were $0.37 per pound, compared to $0.48 per pound of copper on a by-product basis, respectively, $1.84 per pound, compared to $1.55 per pound of copper on a co-product basis, respectively, and $728 per ounce compared to $434 per ounce of gold on a co-product basis, respectively. By-product cash costs for the second quarter of 2016 were favorably impacted by an increase in ounces of gold sold and an increase in the average realized price of gold in the second quarter of 2016, compared to the second quarter of 2015 which were somewhat offset by higher operating costs as previously discussed. Quarter over quarter, co-product unit cash costs for copper were unfavorably impacted by significantly lower payable copper production, due to lower ore grades and recoveries discussed previously. Quarter over quarter, the significant increase in gold unit cash costs on a co-product basis was primarily due to an increase in overall cash costs due to factors discussed above as well as a higher proportion of cash costs allocated to gold in the second quarter of 2016 due to lower payable copper production and copper prices together with a decrease in payable gold production and higher operating costs in the second quarter of 2016 compared to the second quarter of 2015.
Non-GAAP unit cash costs for the first half of 2016 compared to the first half of 2015 were $0.60 per pound, compared to $0.75 per pound of copper on a by-product basis, respectively, $1.59 per pound of copper for both periods on a co-product basis and $618 per ounce compared to $462 per ounce of gold on a co-product basis, respectively. By-product cash costs for the first half of 2016 were favorably impacted by an increase in ounces of gold sold and an increase in the average realized price of gold in the first half of 2016, compared to the first half of 2015, which were somewhat offset by higher operating costs as previously discussed. Period over period, co-product unit cash costs for copper remained the same. Period over period, the significant increase in gold unit cash costs on a co-product basis was primarily due to an increase in cash costs allocated to gold due to the sharp decline in copper market prices together with lower payable gold production and higher operating costs.
Operating expenses for our copper-gold operations were higher for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 due primarily to an increase in costs related to temporary secondary crushing, grinding media, power, diesel and labor usage and a decrease in capitalized costs related to our tailings storage facility. Operating expenses were positively impacted by favorable foreign exchange rates, as the US$ strengthened against the C$ in the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015. The average foreign exchange rate was US$1.00 = C1.29 for the second quarter of 2016 and US$1.00 =1.33 for the first half of 2016, compared to US$1.00 = C1.23 for the second quarter of 2015 and US$1.00 = C1.24 for the first half of 2015, resulting in a favorable impact on operating costs of approximately $6.4 million and $6.6 million for the three and six months ended June 30, 2016, respectively.
Copper and Gold Sold
During the second quarter of 2016 compared to the second quarter of 2015, copper sales volumes decreased by 4.2% and gold sales volumes increased by 7.6%. Quarter over quarter, for copper, the 18.3% lower average realized sales price and a decrease in copper sales volumes resulted in an overall decrease in copper sales revenue. Quarter over quarter, for gold, the increase in sales volumes in addition to a 6.8% higher average realized sales price resulted in an increase in gold sales revenue.
During the first half of 2016 compared to the first half of 2015, copper sales volumes decreased by 2.0% and gold sales volumes increased by 12.7%. While we made seven shipments and recognized seven sales in each of the first halves of 2016 and 2015, due to the relative copper and gold content of our 2016 shipments, we recognized higher sales volumes for gold and slightly lower sales volumes for copper in the first half of 2016 compared to the first half of 2015. Period over period, the average realized price for copper decreased by 15.6% and the average realized price for gold increased by 5.7%.
Quarter over quarter and period over period, the average realized prices for copper and gold were impacted by falling copper prices and recovering gold prices. The fluctuations in metals prices resulted in adjustments to the final settlement of certain provisional payments together and mark-to-market adjustments for prior period provisional payments not yet final. See “Non-GAAP Financial Measures” for the definition and reconciliation of the non-GAAP average realized sales prices.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Capital Expenditures
During the three months ended June 30, 2016, we made C$20.3 million of capital expenditures for Mount Milligan Mine, consisting of C$15.6 million related to the permanent secondary crushing circuit, C$4.2 million related to the tailings storage facility and C$0.5 million for ongoing operations. During the six months ended June 30, 2016, we made C$41.2 million of capital expenditures for Mount Milligan Mine, consisting of C$30.1 million related to the permanent secondary crushing circuit, C$9.6 million related to the tailings storage facility and C$1.5 million for ongoing operations. During the three months ended June 30, 2015, we made C$11.3 million of capital expenditures for Mount Milligan Mine, consisting of C$10.1 million for ongoing operations, C$0.6 million for engineering work for the secondary crusher and C$0.6 million related primarily to the payment of accruals from 2014. During the first half of 2015, we made C$26.8 million of capital expenditures for Mount Milligan Mine, consisting of C$22.7 million for ongoing operations, C$2.9 million for engineering work for the secondary crusher and C$1.2 million related to the payment of accruals from 2014.
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
The following is a summary of the Langeloth Facility's operating results for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2016	2015	2016	2015
Operational Statistics
Molybdenum sold from purchased product (000's lb)	3,014	1,679	6,050	3,412
Realized price on molybdenum sold from purchased product ($/lb)	$7.38	$8.29	$6.92	$8.90
Toll roasted and upgraded molybdenum processed (000's lb)	2,117	4,698	3,750	11,493
Roasted metal products processed (000's lb)	276	1,272	1,972	2,839
Quarter over quarter and period over period, molybdenum sold from third-party purchased molybdenum concentrate increased primarily due to the shift in our Langeloth business model and the operation of the beneficiation circuit. The average realized sales price of molybdenum sold from purchased product was $7.38 per pound and $6.92 per pound for the second quarter and first half of 2016, compared to $8.29 per pound $8.90 per pound for the second quarter and first half of 2015, respectively. Quarter over quarter and period over period the decrease in the average realized sales price of molybdenum is due to the adverse market conditions for molybdenum.
Quarter over quarter and period over period, the decrease in the volume of toll roasted and upgraded molybdenum processed due to decreased demand was 54.9% and 67.4%, respectively. Quarter over quarter and period over period, the decrease in the volume of roasted metal products processed due to decreased demand was 78.3% and 30.5%, respectively.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Liquidity and Capital Resources
Our financial position was as follows:

	As of
(US$ in millions)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$119.7	$176.8
Accounts receivable	$76.0	$52.7
Product Inventory	$56.3	$55.8
Accounts payable	$79.5	$72.0
Current portion of equipment financings	$25.0	$25.6
Total working capital	$129.5	$174.7
Total debt, including equipment financings, excluding unamortized debt issuance costs and discounts	$873.2	$885.9
During the second quarter and first half of 2016, our debt and liquidity positions were primarily affected by the following:

•
Cash generated by operating activities of $6.3 million during the second quarter of 2016 and cash used in operating $9.4 million for the first half of 2016 reflects four shipments of concentrate and four provisional payments in the second quarter of 2016 and seven shipments of concentrate and seven provisional payments in the first half of 2016;

•	Lower average realized prices for copper;

•
Payments of $4.9 million in the second quarter of 2016 and $8.3 million in the first half of 2016 related to our strategic initiatives (which includes activities related to the sale of the company and debt refinancing/restructuring efforts);

•	Interest payments of $24.4 million and $40.6 million on our Senior Notes for the second quarter of 2016 and first half of 2016;

•
Capital expenditures of $15.9 million for the second quarter of 2016 and $31.5 million for the first half of 2016, primarily related to our Mount Milligan Mine permanent secondary crushing circuit; and

•	Equipment financing repayments of $6.5 million and $12.8 million for the second quarter and first half of 2016, respectively.
We monitor our exposure to the prices of our products as well as the currencies in which we operate. During the second quarter and first half of 2016, we entered into hedges to manage exposure to fluctuations in the prices of copper and gold and also purchased gold to satisfy our obligations under the Gold Stream Arrangement; we also entered into hedges to manage exposure to the potential strengthening of the Canadian dollar against the US dollar. See Note 5 within Item 1 for further discussion.
As of June 30, 2016, we have provided the appropriate regulatory authorities in the US and Canada with approximately $74.5 million in reclamation financial assurance in the form of surety bonds for our share of mine closure obligations in the jurisdictions in which we operate. As of June 30, 2016, the surety bonds required cash collateral of $10.0 million. We have been notified by one of the surety bond providers that they will not renew the surety bond on the Endako reclamation obligation, which expires on August 18, 2016. We continue to look for alternatives to satisfy the Endako reclamation financial assurance, of which our share is $8.9 million, which may include cash deposits with the appropriate regulatory authority in Canada for the full amount. Additionally, during the second quarter, we were required to post $2.6 million of cash collateral related to a $10 million surety bond related to our equipment lease obligations and $0.5 million of cash related to a surety bond to our electricity provider for TC Mine. Any continued perceived challenges to our liquidity in the short or long term could cause regulatory authorities and contractual counterparties to require additional financial assurances with respect to our obligations to them. To the extent that the value of any security provided to regulatory authorities is or becomes insufficient to cover the amount of financial assurance we are required to post, we would be required to replace or supplement the existing security with more expensive forms of security, which might include further cash deposits, which would have a material adverse effect on our liquidity. Refer to Part I, Item 1.A “Risk Factors” in our 2015 Form 10-K for additional discussion.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Copper and gold prices, the operating performance of our Mount Milligan Mine, the US$ to C$ foreign exchange rate and the scheduled maturities of our outstanding Senior Notes are the critical drivers of our liquidity and credit quality. We believe that estimated cash flow from our Mount Milligan Mine, together with cash on hand as of June 30, 2016, will provide sufficient liquidity to fund our planned capital expenditures, working capital needs, scheduled debt and interest payments and $8.9 million in Endako reclamation financial assurance (discussed above) until our outstanding Senior Notes (outlined above) come due, beginning in December 2017. This liquidity outlook is based on the following assumptions: (i) estimated copper and gold production and operating and capital costs for fiscal years 2016 and 2017 based on our current mining plan; (ii) spot prices ranging from $2.00 to $2.40 per pound for copper; (iii) spot prices ranging from $1,000 to $1,300 per ounce for gold; (iv) foreign exchange rates ranging from US$1.00 = C$1.25-$1.30; and (v) financial assurance obligations, including assurances related to our reclamation obligations, substantially consistent with our current obligations. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business.
As discussed above, on July 5, 2016, we entered into an Arrangement Agreement with Centerra, pursuant to which Centerra will acquire all of our outstanding common shares pursuant to a statutory plan of arrangement under the Business Corporations Act (British Columbia). In addition, pursuant to the Arrangement, our outstanding Senior Notes will be redeemed, or otherwise satisfied and discharged, in their entirety for cash. The closing of the Arrangement is subject to applicable regulatory approvals and satisfaction of other customary conditions, including shareholder approval. If approved, the Arrangement is expected to close in the second half of 2016. In connection with the successful consummation of the Transaction, an estimated success fee of $10 million (net of previously paid amounts of approximately $1 million) will be paid by us to our financial advisors. In addition, upon termination of the Arrangement Agreement under specified circumstances, including a change in the recommendation of our board of directors or in order to enter into an alternative transaction, we will be required to pay a cash termination fee to Centerra of $35 million.
We cannot predict with certainty whether and when any of the required closing conditions will be satisfied and there is no assurance that the Arrangement will be completed. In the event the Transaction is not successfully completed, it is highly likely that we may not have sufficient time to refinance or restructure our current debt prior to December 31, 2016 at which time the 2017 Notes will be classified as current. This factor would raise substantial doubt about our ability to continue as a going concern at year end. A going concern opinion will likely trigger stricter credit terms from our suppliers and requirements to replace or supplement existing security for our financial assurance obligations,  including those related to reclamation liabilities, with more expensive forms of security or cash collateral, which would have a material adverse effect on our liquidity. If we are unable to continue as a going concern, we may be forced to seek bankruptcy protection against our debt obligations and our securityholders could lose their entire investment in our company. Please refer to Part I, Item 1A. “Risk Factors” of our 2015 Form 10-K and Part II, Item 1A. “Risk Factors” in this report for further discussion.
The following table summarizes the scheduled maturities and interest rates of our Senior Notes (excluding the impact of any debt discounts and debt issuance costs) as of June 30, 2016:

Senior Notes (1)	Balance as of June 30, 2016 (in millions)	Maturity	Interest Rate
2017 Notes	$315.8	December 1, 2017	9.75%
2018 Notes	334.1	June 1, 2018	7.375%
2019 Notes	183.0	May 1, 2019	12.5%
Total	$832.9
____________________________________________________________________________
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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Operating Cash Flows
Cash generated by operating activities for the three months ended June 30, 2016 was $6.3 million and cash used in operating activities for the six months ended June 30, 2016 was $9.4 million compared to cash generated by operating activities of $23.9 million and $18.6 million for the three and six months ended June 30, 2015, respectively. Quarter over quarter, the decrease in cash flow from operations was primarily a result of the timing of provisional payments for our concentrate, higher operating cash costs at our Mount Milligan Mine due to higher costs related to temporary secondary crushing, grinding media, power, diesel and labor usage and a decrease in capitalized costs related to our tailings storage facility and costs associated with our strategic initiatives, discussed previously. Period over period the decrease in cash flow from operations is due to a decrease in molybdenum sales revenue due to the care and maintenance status of our molybdenum mines together with the timing of provisional payments for our concentrate, higher cash costs at our Mount Milligan Mine in connection with temporary secondary crushing, grinding media, power, diesel and labor usage and a decrease in capitalized costs related to our tailings storage facility and costs associated with our strategic initiatives. For the three and six months ended June 30, 2016 cash flow from operations benefited $5.5 million and $15.6 million, respectively and for the three and six months ended June 30, 2015 cash flow from operations benefited $5.8 million and $0.3 million, respectively in net payables related to the Gold Stream Arrangement for undelivered ounces.
Investing Activities
Cash used in investing activities for the three and six months ended June 30, 2016 was $19.3 million and $35.2 million, respectively compared to cash used in investing activities of $9.9 million and $16.7 million for the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2016, we spent $15.9 million and $31.5 million, respectively on property, plant, equipment and development expenditures primarily related to the permanent secondary crushing circuit and the tailings storage facility at our Mount Milligan Mine. During the three and six months ended June 30, 2015, we spent $9.7 million and $22.9 million, respectively on property, plant, equipment and development expenditures primarily related to ongoing operating capital and the construction of the secondary crusher. Payments of capitalized interest primarily related to the Mount Milligan Mine were $0.3 million and $0.7 million, respectively during the three and six months ended June 30, 2016, as compared to $0.3 million and $1.0 million for the comparable periods in 2015.
During the three and six months ended June 30, 2016 we posted $2.6 million in cash collateral on certain surety bonds and we posted $0.5 million in other cash collateral, discussed previously. There were no reclamation deposit payments or refunds in the three and six months ended June 30, 2016 and 2015.
Financing Activities
Cash used in financing activities for the three and six months ended June 30, 2016 was $6.5 million and $12.7 million, respectively compared to cash used in financing activities of $41.1 million and $55.4 million, respectively for the three and six months ended June 30, 2015. Quarter over quarter and period over period, the decrease in cash used in financing activities was due primarily to certain senior note repurchases in 2015 periods. For descriptions of our debt and lease obligations, see Notes 7 and 8 within Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2016, we have commitments to purchase approximately 7.0 million pounds of molybdenum sulfide concentrate and 1.4 million pounds of molybdenum oxide from 2016 to 2017 to be priced at the time of purchase. In addition, we have fixed-priced contracts, under which we have committed to sell approximately 87.8 thousand pounds of molybdenum in 2016 to 2019 at an average market price of $7.45 per pound.
Transactions with our Endako Mine Joint Venture Partner
During the three and six months ended June 30, 2016, TCM did not make any sales to Sojitz, TCM's Endako Mine joint venture partner.

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
For the first three and six months of 2016 and 2015 and for the five quarters ended June 30, 2016, the significant items were the net gains and losses related to the impact of foreign exchange due primarily to intercompany notes and related tax effects. Additionally, for the fourth quarter of 2015, in connection with a change in our legal structure we also had a significant non-cash release of tax valuation allowances which were generated in prior years primarily as a result of asset impairments.
In connection with our strategy to manage cash balances, fund our operations and provide future tax benefits, we may enter into intercompany loan arrangements. At times, the loans are denominated in currencies other than the measurement currency of one of the parties. US GAAP requires that notes that are intended to be repaid should not be considered a capital contribution, and, therefore, the foreign exchange fluctuations related to these loans impact net (loss) income each period. At each period end, we compare the exchange rate between the Canadian and US dollars to the exchange rate at the end of the prior reporting period. The difference between those rates is recorded as an unrealized gain or loss on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income at each period end. Settlement of these intercompany loans results in realized foreign exchange gains or losses recorded on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The loans between the parent company and its subsidiaries are the primary driver of our foreign exchange gains and losses, as discussed above, management does not consider gains or losses on foreign exchange in its evaluation of our financial performance. We believe that presentation of our non-GAAP measures excluding these gains or losses provides useful information to our investors regarding our financial condition and results of operations.
Adjusted net (loss) income per share (basic and diluted) is calculated using adjusted net (loss) income, as defined above, divided by the weighted-average basic and weighted-average diluted shares outstanding during the period as determined in accordance with US GAAP. If the adjustments to net loss on a US GAAP basis result in non-GAAP adjusted net income, we calculate weighted-average diluted shares outstanding in accordance with US GAAP and use that to calculate adjusted net income per share—diluted. If the adjustments to net income on a US GAAP basis result in non-GAAP adjusted net loss, we utilize weighted-average basic shares outstanding to calculate adjusted net income per share—diluted, in accordance with US GAAP.
The following tables reconciles net (loss) income presented in accordance with US GAAP to the non-GAAP financial measures of adjusted net (loss) income and adjusted net (loss) income per share—basic and diluted, for the three and six months ended June 30, 2016 and 2015 and for the previous four quarters. All figures within the tables are unaudited and are presented in US$ in millions, except shares and per share amounts.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Non-GAAP reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(27.9)	$0.3	$7.2	$(86.9)
Add (Deduct):
Loss (gain) on foreign exchange (1)	1.4	(17.2)	(59.2)	72.6
Tax (benefit) expense on foreign exchange (gain) loss	(0.4)	3.4	5.8	(13.4)
Non-GAAP adjusted net loss	$(26.9)	$(13.5)	$(46.2)	$(27.7)

Net (loss) income per share
Basic	$(0.13)	$0.00	$0.03	$(0.40)
Diluted	$(0.13)	$0.00	$0.03	$(0.40)
Adjusted net (loss) income per share
Basic	$(0.13)	$(0.06)	$(0.21)	$(0.13)
Diluted	$(0.13)	$(0.06)	$(0.21)	$(0.13)
Weighted-average shares
Basic	221.7	218.0	222.4	216.2
Diluted	221.7	218.0	222.4	216.2
____________________________________________________________________________
(1) Included a foreign exchange gain of nil and $1.2 million presented in income and mining tax expense (benefit) on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016, respectively. Included a foreign exchange gain of $0.3 million and a foreign exchange loss of $1.3 million presented in income and mining tax expense (benefit) on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015, respectively.

	Three Months Ended
	Jun 30 2016	Mar 31 2016	Dec 31 2015	Sep 30 2015	Jun 30 2015
Net (loss) income	$(27.9)	$35.1	$12.9	$(60.9)	$0.3
Add (Deduct):
Tax valuation allowance	—	—	(51.6)	—	—
Loss (gain) on foreign exchange (1)	1.4	(60.6)	29.3	69.9	(17.2)
Tax (benefit) expense on foreign exchange loss (gain)	(0.4)	6.2	(7.7)	(14.0)	3.4
Non-GAAP adjusted net loss	$(26.9)	$(19.3)	$(17.1)	$(5.0)	$(13.5)

Net (loss) income per share
Basic	$(0.13)	$0.16	$0.06	$(0.28)	$0.00
Diluted	$(0.13)	$0.16	$0.06	$(0.28)	$0.00
Adjusted net loss per share
Basic	$(0.13)	$(0.09)	$(0.08)	$(0.02)	$(0.06)
Diluted	$(0.13)	$(0.09)	$(0.08)	$(0.02)	$(0.06)
Weighted-average shares
Basic	221.7	222.2	221.6	221.2	218.0
Diluted	221.7	222.2	221.6	221.2	218.0
_______________________________________________________________________________

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(1) Included a foreign exchange gain of nil; a foreign exchange gain of $1.2 million; foreign exchange losses of $1.0 million and $1.1 million and a foreign exchange gain of $0.3 million presented in income and mining tax expense (benefit) in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015, respectively.
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
The following tables provide a reconciliation of cash costs, unit cash costs, and operating expenses for Copper-Gold operations included in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in the determination of net (loss) income for the three and six months ended June 30, 2016 and 2015 and the five quarters ended June 30, 2016.

	Three Months Ended		Six Months Ended
Reconciliation to amounts reported below (US$ in millions)	Jun 30 2016	Jun 30 2015	Jun 30 2016	Jun 30 2015
Copper-Gold segment US GAAP operating expenses	$61.9	$49.6	$97.9	$83.4
Adjustments:
Direct costs	$8.6	$8.4	$15.0	$14.9
Changes in inventory	(11.8)	(1.8)	(0.3)	5.2
Silver by-product credits (2)	1.7	1.2	2.7	2.4
Non cash costs and other	0.4	(0.2)	0.2	(0.4)
Non-GAAP cash costs	$60.8	$57.2	$115.5	$105.5

	Three Months Ended		Six Months Ended
Non-GAAP cash costs (US$ in millions)	Jun 30 2016	Jun 30 2015	Jun 30 2016	Jun 30 2015
Direct mining costs (1)	$48.1	$45.0	$92.9	$82.4
Truck and rail transportation and warehousing costs	4.1	3.8	7.6	8.2
Costs reflected in inventory and operations costs	$52.2	$48.8	$100.5	$90.6
Refining and treatment costs	6.4	6.6	11.0	11.1
Ocean freight and insurance costs	2.2	1.8	4.0	3.8
Direct costs reflected in revenue and selling and marketing costs	$8.6	$8.4	$15.0	$14.9
Non-GAAP cash costs	$60.8	$57.2	$115.5	$105.5

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Three Months Ended
Reconciliation to amounts reported below (US$ in millions)	Jun 30 2016	Mar 31 2016	Dec 31 2015	Sep 30 2015	Jun 30 2015
Copper-Gold segment US GAAP operating expenses	$61.9	$36.0	$36.2	$58.1	$49.6
Adjustments:
Direct costs	$8.6	$6.4	$7.0	$10.4	$8.4
Changes in inventory	(11.8)	11.5	10.2	(14.1)	(1.8)
Silver by-product credits (2)	1.7	1.0	0.9	1.4	1.2
Non cash costs and other	0.4	(0.2)	(0.1)	(0.2)	(0.2)
Non-GAAP cash costs	$60.8	$54.7	$54.2	$55.6	$57.2

	Three Months Ended
Non-GAAP cash costs (US$ in millions)	Jun 30 2016	Mar 31 2016	Dec 31 2015	Sep 30 2015	Jun 30 2015
Direct mining costs (1)	$48.1	$44.8	$44.5	$41.3	$45.0
Truck and rail transportation and warehousing costs	4.1	3.5	2.7	3.9	3.8
Costs reflected in inventory and operations costs	$52.2	$48.3	$47.2	$45.2	$48.8
Refining and treatment costs	6.4	4.6	5.2	7.9	6.6
Ocean freight and insurance costs	2.2	1.8	1.8	2.5	1.8
Direct costs reflected in revenue and selling and marketing costs	$8.6	$6.4	$7.0	$10.4	$8.4
Non-GAAP cash costs	$60.8	$54.7	$54.2	$55.6	$57.2
_____________________________________________________________________________
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

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

By-Product

	Three Months Ended		Six Months Ended
(US$ in millions, except pounds and per pound amounts)	Jun 30 2016	Jun 30 2015	Jun 30 2016	Jun 30 2015
Copper payable production (000's lbs)	14,687	20,159	33,749	35,564
Non-GAAP cash cost	60.8	$57.2	$115.5	$105.5
Less by-product credits
Gold sales (1)	64.9	$56.5	110.4	$92.7
Gold sales related to deferred portion of Gold Stream Arrangement (2)	(11.4)	(10.0)	(18.0)	(16.4)
Net gold by-product credits	$53.5	$46.5	$92.4	$76.3
Silver by-product credits (2)	1.7	1.3	2.7	2.5
Total by-product credits	$55.2	$47.8	$95.1	$78.8
Non-GAAP cash cost net of by-product credits	$5.6	$9.4	$20.4	$26.7
Non-GAAP cash cost per pound, on a by-product basis	$0.37	$0.48	$0.60	$0.75

	Three Months Ended
(US$ in millions, except pounds and per pound amounts)	Jun 30 2016	Mar 31 2016	Dec 31 2015	Sep 30 2015	June 30 2015
Copper payable production (000's lbs)	14,687	19,062	19,473	16,363	20,159
Non-GAAP cash cost	$60.8	$54.7	$54.2	$55.6	$57.2
Less by-product credits
Gold sales (1)	$64.9	$45.5	$48.2	$69.9	$56.5
Gold sales related to deferred portion of Gold Stream Arrangement (2)	(11.4)	(6.6)	(10.4)	(13.1)	(10.0)
Net gold by-product credits	$53.5	$38.9	$37.8	$56.8	$46.5
Silver by-product credits (3)	1.7	1.0	0.9	1.4	1.3
Total by-product credits	$55.2	$39.9	$38.7	$58.2	$47.8
Non-GAAP cash cost net of by-product credits	$5.6	$14.8	$15.5	$(2.6)	$9.4
Non-GAAP cash cost per pound, on a by-product basis	$0.37	$0.78	$0.79	$(0.16)	$0.48
_______________________________________________________________________________
(1) Excluded refining and treatment charges.
(2) The three months ended March 31, 2016 and the six months ended June 30, 2016 included a $1.5 million reduction related to five provisional invoices from 2015. The decrease resulted from a downward revision to the rate at which the deferred revenue liability resulting from the Gold Stream Arrangement was amortized. This rate is calculated based on the remaining deferred revenue liability and total ounces of refined gold owed to Royal Gold.
(3) Silver sales are reflected as a credit to operating costs.

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Co- Product

	Three Months Ended		Six Months Ended
(US$ in millions, except pounds, ounces and per unit amounts)	Jun 30 2016	Jun 30 2015	Jun 30 2016	Jun 30 2015
Copper payable production (000’s lbs)	14,687	20,159	33,749	35,564
Gold payable production in Cu eq. (000’s lbs) (1)	17,880	17,317	37,818	31,399
Payable production (000’s lbs)	32,567	37,476	71,567	66,963

Non-GAAP cash cost allocated to Copper	27.0	$30.8	53.8	$56.0
Non-GAAP cash cost per pound, on a co-product basis	1.84	$1.55	1.59	$1.59

Non-GAAP cash cost allocated to Gold	$33.8	$26.4	$61.7	$49.5
Gold payable production (ounces)	46,383	59,917	99,712	106,036
Non-GAAP cash cost per ounce, on a co-product basis	$728	$434	$618	$462

	Three Months Ended
(US$ in millions, except pounds, ounces and per unit amounts)	Jun 30 2016	Mar 31 2016	Dec 31 2015	Sep 30 2015	Jun 30 2015
Copper payable production (000’s lbs)	14,687	19,062	19,473	16,363	20,159
Gold payable production in Cu eq. (000’s lbs) (1)	17,880	19,938	19,962	17,199	17,317
Payable production (000’s lbs)	32,567	39,000	39,435	33,562	37,476

Non-GAAP cash cost allocated to Copper	$27.0	$26.8	$27.7	$27.2	$30.8
Non-GAAP cash cost per pound, on a co-product basis	$1.84	$1.41	$1.39	$1.66	$1.55

Non-GAAP cash cost allocated to Gold	$33.8	$27.9	$26.5	$28.4	$26.4
Gold payable production (ounces)	46,383	53,329	58,254	53,791	59,917
Non-GAAP cash cost per ounce, on a co-product basis	$728	$523	$463	$527	$434
______________________________________________________________________________
(1) Gold has been converted from payable ounces to thousands of copper equivalent pounds by using the gold production for the periods presented, using a gold price of $824, $793, $757, $764 and $795 per ounce for the three months ended June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015, respectively, (adjusted for the Royal Gold price of $435 per ounce) and a copper price of $2.14, $2.12, $2.21, $2.39 and $2.75 per pound for the three months ended June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except pounds, ounces and per unit amounts)	2016	2015	2016	2015
Average realized sales price for Copper
Copper sales reconciliation ($)
Copper sales, excluding adjustments	$43.9	$58.4	$76.0	$96.7
Final pricing adjustments	0.5	1.6	(1.9)	(5.7)
Mark-to-market adjustments	(0.7)	(4.3)	2.1	1.2
Copper sales, net of adjustments	43.7	55.7	76.2	92.2
Less Refining and treatment costs	6.1	6.4	10.5	10.7
Copper sales	$37.6	$49.3	$65.7	$81.5

Pounds of Copper sold (000's lb)	20,309	21,195	35,271	35,986

Average realized sales price for Copper on a per pound basis
Copper sales excluding adjustments	$2.16	$2.76	$2.15	$2.69
Final pricing adjustments	0.02	0.08	(0.05)	(0.16)
Mark-to-market adjustments	(0.03)	(0.21)	0.06	0.03
Average realized Copper sales price per pound sold	$2.15	$2.63	$2.16	$2.56

Average realized sales price for Gold

Gold sales reconciliation ($)
Gold sales related to cash portion of Gold Stream Arrangement	$14.1	$13.1	$24.1	$21.4
Gold sales related to deferred portion of Gold Stream Arrangement (1)	11.4	10.0	18.0	16.4
Gold sales under Gold Stream Arrangement	25.5	23.1	42.1	37.8

TCM share of gold sales to MTM Customers	38.1	34.0	64.3	55.2
Final pricing adjustments	0.8	(1.1)	1.4	(0.4)
Mark-to-market adjustments	0.5	0.4	2.6	—
Gold sales TCM Share	39.4	33.3	68.3	54.8
Gold sales, net of adjustments	64.9	56.4	110.4	92.6
Less Refining and treatment costs	0.3	0.1	0.5	0.3
Gold sales	$64.6	$56.3	$109.9	$92.3

Ounces of gold sold to Royal Gold	32,294	30,070	55,373	49,224
TCM share of ounces of gold sold to MTM customers	30,020	27,850	51,332	45,446
Total ounces of Gold sold	62,314	57,920	106,705	94,670

Average realized sales price for Gold on a per ounce basis
Gold sales related to cash portion of Gold Stream Arrangement	$435	$435	$435	$435
Gold sales related to deferred portion of Gold Stream Arrangement	351	334	324	334

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Average realized sales price per ounce sold to Royal Gold	$786	$769	$759	$769

TCM share of gold sales to MTM Customers	$1,269	$1,221	$1,253	$1,215
Final pricing adjustments	27	(39)	27	(10)
Mark-to-market adjustments	19	15	52	—
Average realized sales price per ounce sold for TCM share	$1,315	$1,197	$1,332	$1,205

Average realized sales price per ounce sold	$1,041	$975	$1,035	$979

	Three Months Ended
(US$ in millions, except pounds, ounces and per unit amounts)	Jun 30 2016	Mar 31 2016	Dec 31 2015	Sep 30 2015	Jun 30 2015
Average realized sales price for Copper

Copper sales reconciliation ($)
Copper sales, excluding adjustments	$43.9	$32.1	$33.9	$59.6	$58.4
Final pricing adjustments	0.5	(2.4)	(5.1)	(7.1)	1.6
Mark-to-market adjustments	(0.7)	2.8	2.2	(1.5)	(4.3)
Copper sales, net of adjustments	43.7	32.5	31.0	51.0	55.7
Less Refining and treatment costs	6.1	4.4	4.9	7.5	6.4
Copper sales	$37.6	$28.1	$26.1	$43.5	$49.3

Pounds of Copper sold (000's lb)	20,309	14,962	16,123	24,427	21,195

Average realized sales price for Copper on a per unit basis
Copper sales excluding adjustments	$2.16	$2.15	$2.10	$2.44	$2.76
Final pricing adjustments	0.02	(0.16)	(0.32)	(0.29)	0.08
Mark-to-market adjustments	(0.03)	0.18	0.14	(0.06)	(0.21)
Average realized Copper sales price per pound sold	$2.15	$2.17	$1.92	$2.09	$2.63

Average realized sales price for Gold

Gold sales reconciliation ($)
Gold sales related to cash portion of Gold Stream Arrangement	$14.1	$10.0	$11.7	$17.0	$13.1
Gold sales related to deferred portion of Gold Stream Arrangement (1)	11.4	6.6	10.4	13.1	10.0
Gold sales under Gold Stream Arrangement	25.5	16.6	22.1	30.1	23.1
TCM share of gold sales to MTM Customers	38.1	26.2	26.6	40.2	34.0
Final pricing adjustments	0.8	0.6	0.1	(0.4)	(1.1)
Mark-to-market adjustments	0.5	2.1	(0.6)	0.1	0.4
Gold sales TCM Share	39.4	28.9	26.1	39.9	33.3
Gold sales, net of adjustments	64.9	45.5	48.2	70.0	56.4
Less Refining and treatment costs	0.3	0.2	0.2	0.5	0.1
Gold sales	$64.6	$45.3	$48.0	$69.5	$56.3

THOMPSON CREEK METALS COMPANY INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Ounces of gold sold to Royal Gold	32,294	23,079	26,819	39,061	30,070
TCM share of ounces of gold sold to MTM customers	30,020	21,312	24,962	36,390	27,850
Total ounces of Gold sold	62,314	44,391	51,781	75,451	57,920

Average realized sales price for Gold on a per ounce basis
Gold sales related to cash portion of Gold Stream Arrangement	$435	$435	$435	$435	$435
Gold sales related to deferred portion of Gold Stream Arrangement (1)	351	286	390	334	334
Average realized sales price per ounce sold to Royal Gold	$786	$721	$825	$769	$769

TCM share of gold sales to MTM Customers	$1,269	$1,229	$1,066	$1,105	$1,221
Final pricing adjustments	27	28	3	(11)	(39)
Mark-to-market adjustments on current period sales	19	99	(23)	3	15
Average realized sales price per ounce sold for TCM share	$1,315	$1,356	$1,046	$1,097	$1,197

Average realized sales price per ounce sold	$1,041	$1,026	$932	$926	$975

_____________________________________________________________________________
(1) The six months ended June 30, 2016 reflect a $1.5 million reduction related to five provisional invoices from 2015. The decrease resulted from a downward revision of $27/oz. to the rate at which the deferred revenue liability resulting from the Gold Stream Arrangement was amortized. This rate is calculated based on the remaining deferred revenue liability and total ounces of refined gold owed to Royal Gold.
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
For the three and six months ended June 30, 2016, we had copper sales totaling 20.3 million pounds and 35.3 million pounds, respectively, recorded at an average realized price of $2.15 per pound and $2.16 per pound, respectively. As of June 30, 2016, 25.3 million pounds of copper are subject to final pricing over the next several months. We estimate that each $0.10 per pound change in the price realized from the June 30, 2016 provisional price recorded would have a net impact on consolidated revenues for the three and six months ended June 30, 2016 of approximately $2.1 million and $3.5 million, respectively. As of June 30, 2016, we had no derivative contracts related to copper hedging.

For the three and six months ended June 30, 2016, we had gold sales totaling 62,314 ounces and 106,705 ounces, respectively, at an average realized price of $1,041 per ounce and $1,035 per ounce, respectively. As of June 30, 2016, 50,506 ounces of gold are subject to final pricing over the next several months. We estimate that each $25 per ounce change in the price realized from the June 30, 2016 provisional price recorded would have a net impact on our share of the consolidated revenues for the three and six months ended June 30, 2016 of approximately $0.7 million and $1.2 million, respectively.

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
At June 30, 2016, under derivative contracts designed to hedge gold price risk, we had contracts to purchase 39,470 ounces of gold at prices to be determined and we had entered into forward gold sales and gold collars for approximately 35,600 ounces in total with a sell price of $1,310 per ounce, buy price to be determined, a put price range of $1,050 - $1,200 per ounce and a call price range of $1,164 - $1,350 per ounce.
The following table provides details of TCM's open copper and gold forward sales contracts as of July 29, 2016:

	Quantity	Sell Price/Put Price	Buy Price/Call Price	Maturities Through
Forward Gold Sales (oz)	6,000	$1,310	N/A	July 2016
Gold Collars (oz)	29,600	$1,050 - $1,200	$1,164 - $1,350	July 2016 - December 2016

Molybdenum
The following table sets forth our outstanding and committed molybdenum purchase and sale contracts as of June 30, 2016:

Pounds to be Sold/Purchased/Priced
(000's lb)
Provisionally-priced contracts:
Purchases to be final priced (1)	1,021.2
Committed purchases (2)	8,400.0
Fixed-price sales contracts:
Committed sales (3)	255.5
_____________________________________________________________________________

(1)	As of June 30, 2016, we had 1,021.2 thousand pounds of purchased molybdenum subject to final pricing.

(2)
In the normal course of operations, we enter into agreements for the purchase of molybdenum to provide product for our Langeloth facility. As of June 30, 2016, we had commitments to purchase approximately 7.0 million pounds of unroasted molybdenum concentrate and 1.4 million pounds of molybdenum oxide from 2016 to 2017, to be priced at the time of purchase at a set discount to the market price.

(3)	As of June 30, 2016, for our fixed-priced molybdenum sales contracts the average price per pound is $11.23.

As outlined in the table above, we enter into molybdenum purchase contracts to purchase future molybdenum production at provisional prices. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to inventory is recorded each reporting period until the date of final pricing. In times of falling molybdenum prices, molybdenum purchases benefit from lower prices paid for contracts priced at current market rates and also from a decrease related to the final pricing of provisionally-priced purchases pursuant to contracts entered into in prior years; in times of rising molybdenum prices, the opposite occurs. The future pricing mechanism of these agreements constitutes an embedded derivative, which is bifurcated and separately marked to estimated fair value at the end of each period. Changes to the fair values of the embedded derivatives related to provisionally-priced molybdenum purchases are included in operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as the product is sold. For the three and six months ended June 30, 2016, we estimate that for each $1 per pound change in the price realized for molybdenum purchases, our operating income remains largely unchanged as the change in market price affects both our operating expense and sales revenue. Our molybdenum business consists of roasting and processing of third-party concentrate and other metals, as such our exposure to price fluctuation is minimized if our inventory level remain stable.

We also enter into certain molybdenum sales contracts to sell future molybdenum production at fixed prices. We have elected to treat these contracts as normal purchase and normal sale contracts.
Other
In the normal course of operations, we enter into agreements for the purchase of natural gas for use at the Langeloth facility. As of June 30, 2016, we had commitments to purchase approximately 22.6 thousand dekatherms (dt) from April 2016 - September 2016 at prices ranging from $3.07 - $3.13.
In April 2015, we entered into an agreement to purchase specified amounts of diesel fuel during 2015 and 2016. As of June 30, 2016, we had commitments to purchase 0.8 million from July 2016 through December 2016 at a price of $2.00 per gallon.

Foreign Currency Exchange Risk
We transact business in various currencies in the normal course of operations. All of our revenues are denominated in the US$; however, we pay certain expenses attributable to our Canadian operations in the C$. As a result, we have ongoing foreign exchange translation risk with respect to our Canadian operations. A decrease of 10% in the value of the US$ relative to the C$ would have lowered operating income for the six months ended June 30, 2016 by approximately $14.7 million.
To help mitigate this risk, we enter into foreign currency forward contracts from time to time, in which we have agreed to buy Canadian dollars at an agreed-upon rate. Please refer to Note 5 within Item 1 of this Form 10-Q for further discussion. We record our currency contracts at fair value using a market approach based on observable quoted exchange rates and contracted notional amounts. As of June 30, 2016, we had 11 open foreign currency contracts. The following table provides details of our open forward currency contracts as of July 29, 2016:

	Notional Amount	Buy Price	Maturities Through
Forward currency contracts	C$15,000,000	$1USD/C$1.32	August 2016 - October 2016

ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
TCM's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to TCM's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that TCM's disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 includes information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

There is no assurance when or if the Arrangement will be completed.

The completion of the Arrangement is subject to the satisfaction or waiver of a number of conditions as set forth in the Arrangement Agreement, including, among others (i) approval by our shareholders of the Arrangement, (ii) obtaining certain regulatory and governmental approvals, and (iii) the absence of legal restraints prohibiting the completion of the Arrangement. There can be no assurance as to when these conditions will be satisfied or waived, if at all, or that other events will not intervene to delay or result in the failure to close the Arrangement. In addition, Centerra has the ability to terminate the Arrangement Agreement if certain equity and debt financing arrangements are terminated for any reason. Although the Centerra equity and debt financing arrangements are committed, we can provide no assurance that it will not be terminated and such termination is outside of our control.

We and Centerra may be unable to obtain the court approval required to complete the Arrangement or, in order to do so, we and/or Centerra may be required to comply with material restrictions or conditions that may negatively affect the combined company after the Arrangement is completed or cause them to abandon the Arrangement. Failure to complete the Arrangement could negatively affect the future business and financial results of Centerra and Thompson Creek.

Completion of the Arrangement is contingent upon, among other things, the receipt of the required court approval under Division 5 of Part 9 of the BCBCA. We can provide no assurance that the required court approval will be obtained or that the approval will not contain terms, conditions or restrictions that would be detrimental to the combined company after completion of the Arrangement.

After completion of the Arrangement, Centerra may fail to realize the anticipated benefits of the Arrangement, which could adversely affect the value of Centerra common shares, its business and results of operations.

The success of the Arrangement will depend, in part, on Centerra’s ability to integrate effectively the businesses of Centerra and TCM and realize the anticipated benefits from such combination. There is a risk that some or all of the expected benefits of the Arrangement may fail to materialize, or may not occur within the time periods anticipated by Centerra. The realization of such benefits may be affected by a number of factors, many of which may be beyond the control of Centerra.

 In addition, the combined company will be required to devote significant management attention and resources to integrating its business practices and support functions. The diversion of management's attention and any delays or difficulties encountered in connection with the Arrangement and the integration of the two companies' operations could have an adverse effect on the business, financial results, financial condition or share price of Centerra following the Arrangement. The integration process may also result in greater than anticipated or unforeseen expenses.

Completion of the Arrangement may take longer than, and could cost more than, Centerra and TCM expect. Any delay in completing or any additional conditions imposed in order to complete the Arrangement may materially adversely affect the synergies and other benefits that Centerra and TCM expect to achieve from the Arrangement and the integration of their respective businesses. Failure to realize all of the anticipated benefits of the Arrangement may impact the financial performance of Centerra, the combined company and the price of Centerra’s common shares.

The announcement and pendency of the Arrangement could adversely affect our business, results of operations and financial condition.

The announcement and pendency of the Arrangement could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Arrangement is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Arrangement. In addition, we have expended, and continue to expend, significant management resources in an effort to complete the Arrangement, which are being diverted from our day-to-day operations.

 In addition, parties with which we do business may experience uncertainty associated with the Arrangement, including with respect to current or future business relationships. These disruptions could have an adverse effect on our business, financial condition, results of operations or prospects. The adverse effect of such disruptions could be exacerbated by a delay in the completion of the Arrangement or termination of the Arrangement Agreement.

If the Arrangement is not consummated, our share price will likely fall, and if we are otherwise unable to refinance or restructure our 2017 Notes by the end of 2016, we will be unable to continue as a going concern, and we may be forced to seek bankruptcy protection.

If the Arrangement is not completed, our share price will likely fall to the extent that the current market price of our common shares reflects an assumption that a transaction will be completed. Further, failure to complete the Arrangement may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, customers, lenders and other partners in the business and financial community.

In addition, at the end of 2016, our 2017 Notes will be designated as current debt. If the Arrangement is not successfully consummated, and we are otherwise unable to refinance/restructure our 2017 Notes, in either case, by the end of 2016, we will be unable to continue as a going concern. If we are unable to continue as a going concern, we may be forced to seek bankruptcy protection against our debt obligations, and our shareholders could lose their entire investment in our company.

The Arrangement Agreement limits our ability to pursue alternatives to the Arrangement, including if the Arrangement is not completed.

The Arrangement Agreement contains provisions that may make it more difficult for us to sell our business to a party other than Centerra or pursue other strategic alternatives, including refinancing of our debt. These provisions include a general prohibition on our soliciting any acquisition proposal or offer for a competing transaction and the requirement that we pay a termination fee if the Arrangement Agreement is terminated in specified circumstances. Our board of directors is also limited in its ability to change its recommendation with respect to the arrangement-related proposals.

While we believe these provisions are reasonable and not preclusive of other offers, these provisions could discourage a third party that may have an interest in acquiring all or a significant part of TCM from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the Arrangement, or might result in a potential acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable. In addition, these provisions may prevent or delay us from having adequate time and ability to refinance our outstanding debt, including our 2017 Notes, in order to avoid liquidity problems and continue as going concern, which will be necessary if the Arrangement is terminated.
We may have difficulty motivating and retaining executives and other key employees in light of the Arrangement.
Uncertainty about the effect of the Arrangement on our employees may have an adverse effect on us and consequently Centerra. This uncertainty may impair our ability to retain and motivate key personnel until the Arrangement is completed. Employee retention may be particularly challenging during the pendency of the Arrangement, as employees may experience uncertainty about their future roles with Centerra. If our key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of Centerra, Centerra's ability to realize the anticipated benefits of the Arrangement could be reduced.

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
As of June 30, 2016, we have provided the appropriate regulatory authorities in the US and Canada with approximately $74.5 million in reclamation financial assurance in the form of surety bonds for our share of mine closure obligations in the jurisdictions in which we operate. As of June 30, 2016, the surety bonds required cash collateral of $10.0 million. As our operations expand or reclamation expenses increase, our reclamation obligations and the financial assurances that we are required to provide may increase accordingly.
In addition, any perceived challenges to our liquidity may cause our surety bond holders to increase the amount of cash collateral required or refuse to provide the same level of surety bonding going forward. For example, we have been notified by one of the surety bond providers that they will not renew the surety bond on the Endako reclamation obligation, which expires on August 18, 2016. We continue to look for alternatives for the Endako reclamation financial assurance, of which our share is $8.9 million, which may include cash deposits with the appropriate regulatory authority in Canada for the full amount. Any continued perceived challenges to our liquidity in the short or long term could cause regulatory authorities and contractual counterparties to require additional financial assurances with respect to our obligations to them. To the extent that the value of the security provided to the regulatory authorities is or becomes insufficient to cover the amount of financial assurance we are required to post, we may be required to replace or supplement the existing security with more expensive forms of security, which might include cash deposits, which would reduce our cash available for operations and financing activities.
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
2.1
Arrangement Agreement, dated July 5, 2016, between Centerra Gold Inc. and Thompson Creek Metals Company Inc. (incorporated by reference to Exhibit 2.1 to TCM’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

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
10.1
Letter Agreement, dated July 5, 2016, between Centerra Gold Inc. and Thompson Creek Metals Company Inc. (incorporated by reference to Exhibit 10.1 to TCM’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

10.2
Form of Voting and Support Agreement, between Centerra Gold Inc. and certain directors and executive officers of Thompson Creek Metals Company Inc. (incorporated by reference to Exhibit 10.2 to TCM’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

10.3†	Thompson Creek Metals Company Inc. Cash-Based Incentive Plan (incorporated by reference to Exhibit 10.1 to TCM’s Current Report on Form 8-K filed with the SEC on April 12, 2016).
10.4†
Form of Performance-Based Long Term Cash Incentive Award under the Cash-Based Incentive Plan (incorporated by reference to Exhibit 10.2 to TCM’s Current Report on Form 8-K filed with the SEC on April 12, 2016).

10.5†	Form of Incentive Award Agreement under the Cash-Based Incentive Plan (incorporated by reference to Exhibit 10.3 to TCM’s Current Report on Form 8-K filed with the SEC on April 12, 2016).
10.6†
Amended and Restated Employment Agreement, dated April 8, 2016, between Thompson Creek Metals Company USA and Pamela L. Saxton (incorporated by reference to Exhibit 10.4 to TCM’s Current Report on Form 8-K filed with the SEC on April 12, 2016).

10.7*#	Copper Concentrate Sales Agreement, dated May 6, 2016, among Louis Dreyfus Company Metals Suisse S.A., Terrane Metals Corp. and Thompson Creek Metals Company Inc.

31.1*	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosures.
101*
The following materials from the Quarterly Report on Form 10-Q of Thompson Creek Metals Company Inc. for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders' Equity, and (v) related notes to these financial statements.

_______________________________________________________________________________

*	Filed herewith.

**	Furnished herewith.

†	Denotes management contract, compensatory plan or arrangement.

#	Confidential treatment has been requested as to certain portions, which portions were omitted and filed separately with the SEC pursuant to a confidential treatment request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMPSON CREEK METALS COMPANY INC.
Registrant

August 8, 2016	/s/ JACQUES PERRON
Date	Jacques Perron President and Chief Executive Officer (Principal Executive Officer)

August 8, 2016	/s/ PAMELA L. SAXTON
Date	Pamela L. Saxton Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)